Form 10-Q
period 2006-09-30
Porter Bancorp, Inc.
filed 2006-11-13
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33033

PORTER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

(502) 499-4800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

7,620,497 shares of Common Stock, no par value, were outstanding at October 31, 2006.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Condensed Consolidated Balance Sheets for September 30, 2006 and December 31, 2005

Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2005

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005

Notes to Unaudited Consolidated Condensed Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Cash and due from financial institutions	$17,038	$18,808
Federal funds sold	24,416	33,473

Cash and cash equivalents	41,454	52,281
Interest-bearing deposits in other financial institutions	—	200
Securities available for sale	95,722	103,993
Loans, net of allowance of $12,655 and $12,197, respectively	804,766	779,754
Premises and equipment	13,794	14,341
Goodwill	12,881	12,829
Accrued interest receivable and other assets	31,044	28,083

Total assets	$999,661	$991,481

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$67,534	$62,379
Interest bearing	734,884	744,200

Total deposits	802,418	806,579

Federal funds purchased and repurchase agreements	1,301	4,576
Notes payable	—	9,600
Federal Home Loan Bank advances	56,964	63,563
Accrued interest payable and other liabilities	8,172	10,287
Junior subordinated debentures	25,000	25,000

Total liabilities	893,855	919,605

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized
Common stock, no par, 10,000,000 shares authorized, 7,620,497 and 5,000,000 shares issued and outstanding, respectively	64,794	25,638
Non-voting common stock, no par, 9,000,000 shares authorized, none and 1,332,447 shares issued and outstanding, respectively	—	12,522
Additional paid-in capital	10,985	10,879
Retained earnings	30,183	23,356
Accumulated other comprehensive income (loss)	(156)	(519)

Total stockholders’ equity	105,806	71,876

Total liabilities and stockholders’ equity	$999,661	$991,481

See accompanying notes to unaudited condensed financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$17,045	$14,513	$49,101	$41,101
Taxable securities	918	950	2,768	2,652
Tax exempt securities	179	175	547	480
Fed funds sold and other	422	265	1,082	684

	18,564	15,903	53,498	44,917

Interest expense
Deposits	7,736	5,602	21,563	15,525
Federal Home Loan Bank advances	829	512	2,057	1,387
Junior subordinated debentures	543	431	1,564	1,198
Notes payable	143	1	431	4
Federal funds purchased and other	34	116	150	218

	9,285	6,662	25,765	18,332

Net interest income	9,279	9,241	27,733	26,585
Provision for loan losses	276	715	1,029	1,768

Net interest income after provision for loan losses	9,003	8,526	26,704	24,817

Non-interest income
Service charges on deposit accounts	615	750	1,963	2,116
Net gain on sales of government guaranteed loans	53	84	152	628
Net gain on sales of loans originated for sale	44	—	284	—
Net gain on sales of securities	23	1	50	57
Other	582	527	1,564	1,540

	1,317	1,362	4,013	4,341

Non-interest expense
Salaries and employee benefits	2,749	2,930	8,634	8,563
Occupancy and equipment	612	664	1,972	2,114
State franchise tax	267	262	807	754
Advertising	148	51	467	205
Other	877	1,012	3,060	3,135

	4,653	4,919	14,940	14,771

Income before minority interest	5,667	4,969	15,777	14,387
Minority interest in net income of consolidated subsidiaries	—	318	—	996

Income before income taxes	5,667	4,651	15,777	13,391
Income tax expense	1,858	947	5,135	2,827

Net income	$3,809	$3,704	$10,642	$10,564

Basic and diluted earnings per share	$0.59	$0.63	$1.67	$1.80

Pro forma data (1):
Net Income:
As reported	$3,809	$3,704	$10,642	$10,564
Adjustments
Add-back of minority interests (2)	—	318	—	996
Additional taxes (3)	—	(743)	—	(2,065)
Acquisition funding (4)	—	(147)	—	(440)

Adjusted net income	$3,809	$3,132	$10,642	$9,055

Weighted Average Shares Outstanding:
As reported and adjusted for stock split	6,454,730	5,868,224	6,373,656	5,868,224
Shares issued in the Ascencia transaction	—	464,223	—	464,223

Adjusted shares outstanding	6,454,730	6,332,447	6,373,656	6,332,447

Basic and diluted earnings per share	$0.59	$0.49	$1.67	$1.43

(1)	The pro forma adjustments present the Company’s 2005 results as if its acquisition of minority interests in subsidiary banks and the termination of its S corporation status which were effective on December 31, 2005 were in effect for all of 2005.
(2)	This adjustment reflects the minority interests in subsidiaries in a corporate reorganization on December 31, 2005.
(3)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported tax expense to reflect the conversion from Subchapter S corporation to C corporation status effective December 31, 2005.
(4)	Acquisition funding for the reorganization includes $9,500 in senior notes at an annual 6% interest rate and $5,313 in cash at an assumed annual 6% interest rate; net of tax at a 34% tax rate.

See accompanying notes to unaudited condensed financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2006

(dollars in thousands, except per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Common	Non-Voting Common	Common	Non-Voting Common
Balances, January 1, 2006	5,000,000	1,332,447	$25,638	$12,522	$10,879	$23,356	$(519)	$71,876
Issuance of stock in initial public offering, net	1,250,000	—	26,634	—	—	—	—	26,634
Issuance of unvested stock	—	39,600	—	—	—	—	—	—
Forfeited unvested stock	—	(1,550)	—	—	—	—	—	—
Conversion of non-voting stock to voting	1,370,497	(1,370,497)	12,522	(12,522)	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Comprehensive income:
Net income	—	—	—	—	—	10,642	—	10,642
Changes in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	363	363

Total comprehensive income	—	—	—	—	—	—	—	11,005

Cash dividends ($0.40 per share)	—	—	—	—	—	(3,815)	—	(3,815)

Balances, September 30, 2006	7,620,497	—	$64,794	$—	$10,985	$30,183	$(156)	$105,806

See accompanying notes to unaudited condensed financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Condensed Statements of Cash Flows

For Nine Months Ended September 30, 2006 and 2005

(dollars in thousands)

	2006	2005
Cash flows from operating activities
Net income	$10,642	$10,564
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,569	1,734
Provision for loan losses	1,029	1,768
Net amortization on securities	356	616
Stock-based compensation expense	106	—
Net gain on sales of loans	(284)	—
Loans originated for sale	(8,825)	—
Proceeds from sales of loans held for sale	9,109	—
Net (gain) loss on other real estate owned	(32)	(1)
Net realized gain on sales of securities	(50)	(57)
Earnings on bank owned life insurance	(190)	(161)
Federal Home Loan Bank stock dividends	(369)	(289)
Net change in accrued interest receivable and other assets	(982)	(1,293)
Net change in accrued interest payable and other liabilities	(2,302)	1,961

Net cash from operating activities	9,777	14,842

Cash flows from investing activities
Net change in interest-bearing deposits with banks	200	—
Purchases of available-for-sale securities	(11,037)	(39,553)
Sales and calls of available for sale securities	4,416	2,847
Maturities and prepayments of available for sale securities	15,136	19,134
Maturities and prepayments of held to maturity securities	—	100
Proceeds from sale of other real estate owned	1,018	1,301
Improvements to other real estate owned	—	(17)
Loan originations and payments, net	(27,923)	(35,995)
(Purchases) sales of premises and equipment, net	(248)	1,756
Investment in bank owned life insurance	(1,100)	—
Acquisition of Associates Mortgage Group, net	(250)	—
Acquisition of Citizens Financial Bank, net	—	(1,079)

Net cash from investing activities	(19,788)	(51,506)

Cash flows from financing activities
Net change in deposits	(4,161)	39,539
Net change in federal funds purchased and repurchase agreements	(3,275)	(12,000)
Repayment of notes payable	(9,600)	—
Repayment of Federal Home Loan Bank advances	(32,819)	(29,889)
Advances from Federal Home Loan Bank	26,220	41,045
Minority interest in net income of subsidiaries	—	996
Issuance of common stock for initial public offering, net	26,634	—
Cash dividends paid	(3,815)	(6,503)

Net cash from financing activities	(816)	33,188

Net change in cash and cash equivalents	(10,827)	(3,476)
Beginning cash and cash equivalents	52,281	29,133

Ending cash and cash equivalents	$41,454	$25,657

Supplemental cash flow information:
Interest paid	$25,037	$18,000
Income taxes paid	5,495	2,681
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$1,278	$1,233

See accompanying notes to unaudited condensed financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Condensed Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include Porter Bancorp, Inc. (Company or PBI) and its wholly-owned subsidiary, PBI Bank (Bank). All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Form S-1 registration statement (Reg. No. 333-133198) which are incorporated herein by reference.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards

Accounting for Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. The Company is in the process of evaluating the impact, if any, the adoption of FIN 48 will have on its financial statements.

Accounting for Servicing of Financial Assets – In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, that changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective January 1, 2007, although earlier adoption is permitted during the first quarter of 2006. The Company plans to adopt this standard on January 1, 2007. This standard will have no impact on the Company’s financial statements to the extent the Company maintains its present practice of selling loans only with servicing rights released before January 1, 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the dual approach to be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. We are in the process of evaluating the impact, if any, the adoption of SAB 108 will have on our financial statements.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance”“. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.

Note 2 – Stock Plans and Stock Based Compensation

At September 30, 2006, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to year-end and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2006, the Company had granted outstanding options to purchase 222,820 shares and had awarded 38,050 unvested shares net of forfeitures. The Company has 333,134 shares available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five year term. On September 22, 2006, the Company granted options to purchase 24,000 shares to non-employee directors in connection with the completion of the initial public offering. At September 30, 2006, 76,000 shares remain available for issue under this plan.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123R requires all share-based payments to directors, employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of 3 years of continued employment. Options granted under the 2000 plan have a life of 10 years while those granted under the 2006 plan have a life of 5 years.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2006		Twelve Months Ended December 31, 2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	194,004	$25.50	194,004	$25.50
Issued	53,816	24.83	—	—
Cancelled/forfeited	(1,000)	25.50	—	—

Outstanding, ending	246,820	$25.35	194,004	$25.50

The following table details stock options outstanding:

September 30, 2006
Stock options vested and currently exercisable:	189,102
Weighted average exercise price	$25.50
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.6
Total Options Outstanding:	246,820
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.9

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first nine months of 2006 or 2005. The Company recorded $55,000 of stock option compensation during the nine months ended September 30, 2006 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $19,000 was recognized. No options were modified during either period. As of September 30, 2006, no stock options issued by the Company have been exercised.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on volatilities of similar publicly traded companies due to the limited historical trading activity of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average assumptions used are summarized as follows:

Risk-free interest rate	4.88%
Expected option life	3.5 years
Expected stock price volatility	22.0%
Expected dividend yield	3.7%
Fair value	$3.83

On March 23, 2006, the Company awarded 39,600 unvested shares to employees. As of September 30, 2006, 1,550 of these shares have been forfeited due to employee cessation of service, and 38,050 unvested shares remain issued and outstanding. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant was $25.50 per share. The Company recorded $51,000 of stock-based compensation during the nine months ended September 30, 2006 to salaries and employee benefits. A tax benefit of $17,000 was recognized related to this expense.

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2006 and beyond is estimated as follows (in thousands):

October 2006 – December 2006	$49
2007	195
2008	164
2009	124
2010 & thereafter	604

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123R for the nine months ended September 30, 2005:

Nine Months Ended September 30, 2005
(dollars in thousands, except per share data)
Net income as reported	$10,564
Less: Stock-based compensation expense determined under the fair value based method, net of taxes	(15)

Pro forma net income	$10,549

Basic and diluted earnings per share as reported	$1.80

Pro forma basic and diluted earning per share	$1.80

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(dollars in thousands)
September 30, 2006
U.S. Government and federal agency	$17,203	$1	$(432)
State and municipal	17,532	243	(101)
Mortgage-backed	54,611	165	(741)
Corporate bonds	2,452	82	—

Total debt securities	91,798	491	(1,274)
Equity	3,924	725	(178)

Total	$95,722	$1,216	$(1,452)

December 31, 2005
U.S. Government and federal agency	$21,407	$4	$(507)
State and municipal	17,315	217	(225)
Mortgage-backed	58,936	201	(895)
Corporate bonds	2,509	128	—

Total debt securities	100,167	550	(1,627)
Equity	3,826	547	(256)

Total	$103,993	$1,097	$(1,883)

Securities pledged at September 30, 2006 and December 31, 2005 had carrying values of approximately $27,765,000 and $12,269,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

As of September 30, 2006, the Company has 58 equity securities. Of these securities, one had an unrealized loss of $300 and had been in an unrealized loss position for less than twelve months and fifteen had an unrealized loss of $178,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of September 30, 2006, there are no securities management would classify as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Commercial	$57,017	$50,626
Real estate	715,861	695,569
Agriculture	13,936	13,625
Consumer	29,582	30,808
Other	1,025	1,323

Subtotal	817,421	791,951
Less: Allowance for loan losses	(12,655)	(12,197)

Loans, net	$804,766	$779,754

Activity in the allowance for loan losses was as follows:

	September 30, 2006	September 30, 2005
	(dollars in thousands)
Beginning balance	$12,197	$10,261
Acquired in bank acquisition	—	807
Provision for loan losses	1,029	1,768
Loans charged-off	(774)	(880)
Loan recoveries	203	478

Ending balance	$12,655	$12,434

Impaired loans were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Loans with no allocated allowance for loan losses	$2,371	$1,632
Loans with allocated allowance for loan losses	3,050	484

Total	$5,421	$2,116

Amount of the allowance for loan losses allocated	$871	$118

Nonperforming loans were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$2,356	$1,969
Non-accrual loans	7,616	5,045

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Single maturity advances with fixed rates from 4.48% to 5.64% maturing from 2006 through 2012	$6,822	$7,720

Single maturity advances with variable rates from 5.38% to 5.59% maturing from 2007 through 2008	33,000	36,500

Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2007 through 2035	17,142	19,343

Total	$56,964	$63,563

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement.

Note 6 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands, except share and per share data)
Basic
Net income	$3,809	$3,704	$10,642	$10,564

Weighted average voting and non-voting common shares outstanding	6,454,730	5,868,224	6,373,656	5,868,224

Basic earnings per common share	$0.59	$0.63	$1.67	$1.80

Diluted
Net income	$3,809	$3,704	$10,642	$10,564

Weighted average voting and non-voting common shares outstanding	6,454,730	5,868,224	6,373,656	5,868,224
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	—	—	—

Average shares and potential common shares	6,454,730	5,868,224	6,373,656	5,868,224

Diluted earnings per common share	$0.59	$0.63	$1.67	$1.80

Stock options of 246,820 and 194,004 in the first nine months of 2006 and 2005, and 38,050 of unvested shares in the first nine months of 2006 were excluded from diluted earnings per share as their impact was anti-dilutive.

Note 7 – Total Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Net income	$3,809	$3,704	$10,642	$10,564
Change in unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	1,058	(222)	363	(785)

Total comprehensive income	$4,867	$3,482	$11,005	$9,779

Note 8 – Business Combinations

On January 6, 2006, the Company completed the acquisition of the assets in an arm’s length transaction of Associates Mortgage Group, an unrelated third-party mortgage banking operation and related title services company located in Louisville, Kentucky for $250,000 in cash, plus potential future cash payments as discussed below. The purchase price was allocated $100,000 to fixed assets, $100,000 to a non-compete covenant, and $50,000 to goodwill. Under the terms of the Asset Purchase Agreement, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations”, the Company will not accrue contingent consideration obligations prior to attainment of the objectives. Maximum potential future consideration pursuant to such arrangement, to be resolved over the following two years, is $350,000. Any such payments would result in an increase in goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This item analyzes the major elements of Porter Bancorp Inc.’s consolidated balance sheets and statements of income for the nine months ended September 30, 2006, and compares them to the same periods of the previous year. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

Cautionary Note Regarding Forward-Looking Statements

This discussion contains statements about the future expectations, activities and events that constitute forward-looking statements under the Private Securities Litigation Reform Act. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to:

•	our ability to expand and grow our business and operations, including the establishment of additional banking offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities;

•	changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments;

•	general economic or business conditions, either nationally, regionally or locally in the communities we serve, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

•	the continued service of key management personnel;

•	our ability to attract, motivate and retain qualified employees;

•	factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures;

•	the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and

•	fiscal and governmental policies of the United States federal government.

In addition to the factors listed above, we refer you to the more detailed risks identified, and the cautionary statements included, in our Form S-1 registration statement (Reg. No. 333-133198) under the heading “Risk Factors,” which are incorporated by reference into this report.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 13 full-service banking offices in nine counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson and Barren Counties. Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years.

In our last two full fiscal years we have acquired two banks in Glasgow. In our July 30, 2004 acquisition of United Community Bank, we acquired $37.9 million in assets and $31.0 million in deposits and recorded $165,000 in goodwill and $431,000 in core deposit intangibles. In our January 31, 2005 acquisition of Citizens Financial Bank, we acquired $37.9 million in assets and $31.1 million in deposits and recorded $974,000 in goodwill and $189,000 in core deposit intangibles. These acquisitions established our presence in the Bowling Green market in south central Kentucky.

In 2005, we completed a reorganization in which we acquired the minority interests of our three partially owned bank holding companies and consolidated our five subsidiary banks under the common control of our founders into a single bank. In the reorganization, we terminated the elections by our company and our banking subsidiary to be subchapter S corporations for federal income tax purposes. As a subchapter S corporation with two shareholders, we historically paid a substantial portion of our net income as dividends to fund the tax liability our shareholders owed on our income and to provide a return on their investment. Dividends paid in 2005, our last year as a subchapter S corporation, represented 69.4% of our net income. As a C corporation, we now pay federal and state income taxes directly, but our shareholders no longer have to pay taxes on their share of our income, and we have adjusted our dividend policy accordingly. Subject to our future earnings, capital requirements, financial condition, future prospects and other factors our board of directors deems relevant, we plan to pay a substantially smaller dividend that will provide a return on investment to our shareholders.

We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 69.4% of our total loan portfolio as of September 30, 2006, and 68.9% as of December 31, 2005, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

We have improved our return on average equity, return on average assets and efficiency ratio during each of the last three years. In 2005, our return on average equity was 21.21%, our return on average assets was 1.55% and our efficiency ratio was 47.96%. When adjusted to reflect our reorganization, had it occurred on January 1, 2005, including the additional income tax expense we would have incurred as a result of the termination of our subchapter S corporation status, our return on average equity would have been 20.02% and our return on average assets would have been 1.21%. Our efficiency ratio was not affected by the reorganization. During the first nine months of 2006, our return on average equity was 18.74%, our return on average assets was 1.44% and our efficiency ratio was 47.14%. While we will continue to emphasize operating efficiency and eliminate duplicative functions, we anticipate that future improvements in our operating results, if any, will likely result from our growth initiatives.

For more information about the Company, we refer you to our Form S-1 registration statement (Reg. No. 333-133198) under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

For the three months and nine months ended September 30, 2006, respectively, the Company reported net income of $3.8 million and $10.6 million. This compares to net income of $3.7 million and $10.6 million for the same periods in 2005. Additionally, on an adjusted pro forma basis, this compares to net income of $3.1 million and $9.1 million for the same periods in 2005. Basic and diluted earnings per share were $0.59 and $ 1.67 for the three months and nine months ended September 30, 2006, respectively, compared to $0.63 and $1.80 for the same periods in 2005 and on an adjusted pro forma basis $0.49 and $1.43 for the same periods in 2005. The pro forma adjustments, as presented in our unaudited condensed consolidated statements of income, present the Company’s 2005 results as if its acquisition of minority interests in subsidiary banks and the termination of its S corporation status, which were effective on December 31, 2005, were in effect for all of 2005.

Highlights for the quarter and nine months ended September 30, 2006 consist of the following:

•	On September 22, 2006, the Company successfully completed its initial public offering, issuing 1,250,000 new shares at a price to the public of $24.00 per share;

•	Return on average assets and return on average equity increased to 1.44 % and 18.74%, respectively, for the nine months ended September 30, 2006, compared to 1.30 % and 17.30 % for the same period in 2005 on a pro forma basis;

•	Net interest income increased $1,148,000 or 4.3% during the first nine months of 2006 and $38,000 or 0.4% for the quarter as compared to comparable periods in 2005. The increases in net interest income was attributable to an increase in overall loan volume offset by an reduction in net interest margin reflecting the effect of a flattening yield curve;

•	Net loans increased $ 25.0 million or 3.2% during the first nine months of 2006; and

•	The Company repaid $9.5 million in debt incurred to acquire minority interests in 2005.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Application of Critical Accounting Policies

Our accounting and reporting policies comply with GAAP and conform to general practices within the banking industry. We believe that of our significant accounting policies, the following may involve a higher degree of management assumptions and judgments that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses – We maintain an allowance for loan losses sufficient to absorb probable incurred credit losses existing in the loan portfolio, and our senior loan committee evaluates the adequacy of the allowance for loan losses on a quarterly basis. We estimate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions. While we estimate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio are more dependent upon credit analysis and recent payment performance. Allocation of the allowance may be made for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan losses takes into account our increase in commercial and consumer lending. We adjust the amount of the allowance allocated to commercial loans and consumer loans in response to changes in the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. Allowance estimates are developed based on actual loss experience adjusted for current economic conditions. Allowance estimates are considered a prudent measurement of the risk in the loan portfolio and are applied to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

Goodwill and Intangible Assets – Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the annual goodwill impairment test as of December 31, 2005, we do not believe any of our goodwill is impaired as of that date. While we believe no impairment existed at December 31, 2005 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of our impairment evaluation and financial condition or future results of operations.

Stock-based Compensation – We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, such as volatility, risk-free interest rates and dividend pay-out rates.

Treatment of Deferred Tax Asset – We have approximately $3.4 million in deferred tax assets as of September 30, 2006. A majority of the deferred tax assets were created in connection with the conversion of our company and our surviving bank subsidiary from Subchapter S corporations to Subchapter C corporations for federal income tax purposes. We will evaluate the deferred tax asset quarterly and will realize this asset to the extent we are profitable or carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon our judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax plans to maximize realization of the deferred tax assets. We believe that we will generate sufficient operating earnings to realize the deferred tax benefits. Examinations of our income tax returns or changes in tax law may impact our tax liabilities and resulting provisions for income taxes.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2006 compared with the same period of 2005:

	For the Three Months Ended September 30,		Change from Prior Period
	2006	2005	Amount	Percent
	(dollars in thousands)
Gross interest income	$18,564	$15,903	$2,661	16.73
Gross interest expense	9,285	6,662	2,623	39.37
Net interest income	9,279	9,241	38	0.41
Provision for credit losses	276	715	(439)	(61.40)
Non-interest income	1,294	1,361	(67)	(4.92)
Gain on sale of securities	23	1	22	2200.00
Non-interest expense	4,653	4,919	(266)	(5.41)
Net income before taxes	5,667	4,969	698	14.05
Minority interest (1)	—	318	(318)	(100.00)
Income tax expense	1,858	947	911	96.20
Net income	3,809	3,704	105	2.83

(1)	The Company bought out the minority interests in its subsidiary bank holding company in the December 31, 2005 Reorganization.

Net income of $3,809,000 for the three months ended September 30, 2006 increased $105,000, or 2.8%, from $3,704,000 for the comparable period of 2005. This increase in earnings was primarily attributable to a lower provision for loan losses expense and decreased non-interest expense, which was partially offset by increased income tax expense. Provision for loan losses expense decreased $439,000, or 61.4%, in comparison to the third quarter of 2005 as a result of our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans. Non-interest expense decreased $266,000, or 5.4%, in comparison to the third quarter of 2005 as a result of an increase in the deferral of direct loan origination costs and reduced employee benefit costs resulting from a change in our group health benefits plan that went into effect July 1, 2006. These decreases in non-interest expense were partially offset by increased advertising costs associated with our current advertising campaign. Income tax expense increased $911,000, or 96.2%, for the three months ended September 30, 2006 in comparison with the same period of 2005 resulting from our change to C corporation status effective December 31, 2005.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2006 compared with the same period of 2005:

	For the Nine Months Ended September 30,		Change from Prior Period
	2006	2005	Amount	Percent
	(dollars in thousands)
Gross interest income	$53,498	$44,917	$8,581	19.10%
Gross interest expense	25,765	18,332	7,433	40.55
Net interest income	27,733	26,585	1,148	4.32
Provision for credit losses	1,029	1,768	(739)	(41.80)
Non-interest income	3,963	4,284	(321)	(7.49)
Gain on sale of securities	50	57	(7)	(12.28)
Non-interest expense	14,940	14,771	169	1.14
Net income before taxes	15,777	14,387	1,390	9.66
Minority interest (1)	—	996	(996)	(100.00)
Income tax expense	5,135	2,827	2,308	81.64
Net income	10,642	10,564	78	0.74

(1)	The Company bought out the minority interests in its subsidiary bank holding company in the December 31, 2005 Reorganization.

Net income of $10,642,000 for the nine months ended September 30, 2006 increased $78,000, or 0.74%, from $10,564,000 for the comparable period of 2005. This increase in earnings was primarily attributable to increased net interest income and a lower provision for loan losses expense, which was partially offset by lower non-interest income and increased income tax expense. Net interest income increased $1.1 million, or 4.3%, over the same period of 2005 as a result of growth in the loan portfolio, but was offset by a reduction in net interest margin. Provision for loan losses expense decreased $739,000, or 41.8%, from the comparable period of 2005 as a result of our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans. Non-interest income decreased $321,000, or 7.5%, in comparison to the same period of 2005 due to decreased income from service charges on deposit accounts and gains on sales of government guaranteed loans, reflecting the cyclical nature of originations and sales of this type of loan. Decreased service charges on deposit accounts resulted from changes in product fee structures. Income tax expense increased $2.3 million, or 81.6%, over the comparable period of 2005 as a result of our change to C corporation status effective December 31, 2005.

Net Interest Income – Our net interest income was $9,279,000 for the three months ended September 30, 2006, an increase of $38,000, or 0.4%, compared with $9,241,000 for the same period in 2005. Net interest spread and margin were 3.43% and 3.95%, respectively, for the third quarter of 2006, compared with 3.59% and 4.04%, respectively, for the third quarter of 2005. Net interest income was $27,733,000 for the nine months ended September 30, 2006, an increase of $1,148,000, or 4.3%, compared with $26,585,000 for the same period in 2005. Net interest spread and margin were 3.52% and 4.00%, respectively, for the first nine months of 2006, compared with 3.59% and 4.01%, respectively, for the first nine months of 2005. The increase in net interest income was primarily the result of higher loan volume, but was partially offset by the reduction in net interest margin due to the flattening yield curve between periods. The increase of $40.3 million in average loans for the nine month period ended September 30, 2006, compared to the same period in 2005, was due to growth in our loan portfolio.

Our average interest-earning assets were $936.8 million for the nine months ended September 30, 2006, compared with $894.9 million for the nine months ended September 30, 2005, a 4.7% increase primarily attributable to loan growth. Average loans were $807.1 million for the nine months ended September 30, 2006, compared with $766.8 million for the nine months ended September 30, 2005, a 5.3% increase. Our total interest income increased by 19.1% to $53.5 million for the nine months ended September 30, 2006, compared with $44.9 million for the same period in 2005. The change was due to a combination of higher interest rates and higher loan volume.

Our average interest-bearing liabilities also increased by 6.5% to $836.9 million for the nine months ended September 30, 2006, compared with $786.1 million for the nine months ended September 30, 2005. Our total interest expense increased by 41.0% to $25.8 million for the nine months ended September 30, 2006, compared with $18.3 million during the same period in 2005, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit. Our average volume of certificates of deposit increased by 12.7% to $631.4 million for the nine months ended September 30, 2006, compared with $560.3 million for the nine months ended September 30, 2005. The average interest rate paid on certificates of deposits increased to 4.54% and 4.25% for the three months and nine months ended September 30, 2006, respectively, compared with 3.45% and 3.30% for the three months and nine months ended September 30, 2005, respectively. The increase in cost of funds was the result of the continued repricing of certificates of deposit at maturity at higher interest rates. Certificate of deposit volume increase also reflected increased interest rates. Going forward, management expects cost of funds to continue to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending September 30, 2006 and 2005, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$811,838	$17,045	8.33%	$779,418	$14,513	7.39%
Securities
Taxable	77,240	882	4.53	88,218	911	4.10
Tax-exempt (3)	17,148	179	6.27	16,600	175	6.34
FHLB stock	8,720	127	5.78	8,255	101	4.85
Other equity securities	3,389	36	4.21	3,714	39	4.17
Federal funds sold and other	22,496	295	5.20	20,488	164	3.18

Total interest-earning assets	940,831	18,564	7.83%	916,693	15,903	6.88%

Less: Allowance for loan losses	(12,791)			(12,384)
Non-interest earning assets	60,225			51,407

Total assets	$988,265			$955,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$632,689	$7,246	4.54%	$566,892	$4,932	3.45%
NOW and money market deposits	75,791	425	2.22	120,973	633	2.08
Savings accounts	24,202	65	1.07	26,072	37	0.56
Federal funds purchased and repurchase agreements	3,222	34	4.19	12,255	116	3.76
FHLB advances	67,063	829	4.90	52,331	512	3.88
Junior subordinated debentures	25,000	543	8.62	25,000	431	6.84
Other borrowing	9,414	143	6.03	100	1	3.97

Total interest-bearing liabilities	837,381	9,285	4.40%	803,623	6,662	3.29%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	65,226			65,439
Minority interest in unconsolidated subsidiaries	—			8,900
Other liabilities	7,248			8,358

Total liabilities	909,855			886,320
Stockholders’ equity	78,410			69,396

Total liabilities and stockholders’ equity	$988,265			$955,716

Net interest income		$9,279			$9,241

Net interest spread			3.43%			3.59%

Net interest margin			3.95%			4.04%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the nine month periods ending September 30, 2006 and 2005, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$807,104	$49,101	8.13%	$766,842	$41,101	7.17%
Securities
Taxable	79,835	2,650	4.44	82,532	2,540	4.11
Tax-exempt (3)	17,378	547	6.38	14,884	480	6.53
FHLB stock	8,598	370	5.75	8,147	290	4.76
Other equity securities	3,456	118	4.56	3,726	112	4.02
Federal funds sold and other	20,450	712	4.65	18,816	394	2.80

Total interest-earning assets	936,821	53,498	7.64%	894,947	44,917	6.71%

Less: Allowance for loan losses	(12,647)			(11,752)
Non-interest earning assets	60,900			49,324

Total assets	$985,074			$932,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$631,396	$20,086	4.25%	$560,319	$13,822	3.30%
NOW and money market deposits	83,613	1,335	2.13	114,014	1,594	1.87
Savings accounts	23,387	142	0.81	26,770	109	0.54
Federal funds purchased and repurchase agreements	4,694	150	4.27	8,840	218	3.30
FHLB advances	59,241	2,057	4.64	51,082	1,387	3.63
Junior subordinated debentures	25,000	1,564	8.36	25,000	1,198	6.41
Other borrowing	9,528	431	6.05	100	4	5.35

Total interest-bearing liabilities	836,859	25,765	4.12%	786,125	18,332	3.12%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	65,173			64,436
Minority interest in unconsolidated subsidiaries	—			8,552
Other liabilities	7,097			4,919

Total liabilities	909,129			864,032
Stockholders’ equity	75,945			68,487

Total liabilities and stockholders’ equity	$985,074			$932,519

Net interest income		$27,733			$26,585

Net interest spread			3.52%			3.59%

Net interest margin			4.00%			4.01%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (changes in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

	Three Months Ended September 30, 2006 vs. 2005			Nine Months Ended September 30, 2006 vs. 2005
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(dollars in thousands)
Interest-earning assets:
Loan receivables	$1,909	$623	$2,532	$5,761	$2,239	$8,000
Securities	144	(169)	(25)	183	(6)	177
FHLB stock	20	6	26	63	17	80
Other equity securities	0	(3)	(3)	13	(7)	6
Federal funds sold and other	114	17	131	281	37	318

Total increase (decrease) in interest income	2,187	474	2,661	6,301	2,280	8,581

Interest-bearing liabilities:
Certificates of deposit and other time deposits	1,693	621	2,314	4,356	1,908	6,264
NOW and money market accounts	49	(257)	(208)	294	(553)	(259)
Savings accounts	31	(3)	28	45	(12)	33
Federal funds purchased and repurchase agreements	15	(97)	(82)	115	(183)	(68)
FHLB advances	153	164	317	426	244	670
Junior subordinated debentures	112	0	112	366	0	366
Other borrowings	2	140	142	1	426	427

Total increase (decrease) in interest expense	2,055	568	2,623	5,603	1,830	7,433

Increase in net interest income	$132	$(94)	$38	$698	$450	$1,148

Non-Interest Income – The following table presents the major categories of non-interest income for the third quarter and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service charges on deposit accounts	$615	$750	$1,963	$2,116
Gains on sales of government guaranteed loans, net	53	84	152	628
Gains on sales of loans originated for sale	44	—	284	—
Gains on sales of other assets, net	14	(18)	32	45
Gains on sales of investment securities, net	23	1	50	57
Other	568	545	1,532	1,495

Total non-interest income	$1,317	$1,362	$4,013	$4,341

Non-interest income for the third quarter ended September 30, 2006 decreased $45,000, or 3.3%, in comparison with the third quarter of 2005. For the nine months ended September 30, 2006, non-interest income decreased by $328,000 to $4.0 million, compared with $4.3 million for same period during 2005. The decrease in non-interest income for both the third quarter and nine months ended September 30, 2006 was primarily due to decreased gains on sales of government guaranteed loans, reflecting the cyclical nature of originations and sales of this type of loan. Decreased income from sales of government guaranteed loans was partially offset by increased income from gains on sales of residential real estate loans originated by the new PBI Mortgage division, which we acquired in January 2006.

Beginning in 2004, we placed more emphasis on lending under the Business and Industrial Loan Guarantee Program administered by the Rural Business-Cooperative Service of the United States Department of Agriculture (“USDA”). The program makes an annual allocation of available credits to guarantee loans to promote rural economic development, giving priority to loans in rural communities with populations of 25,000 or less. Participating lenders submit proposals for individual projects meeting specific criteria in a competitive process, and there is ordinarily several months between the time a conditional commitment is awarded for a project and the loan closing. Accordingly, we expect the amount of income we earn from the sale of USDA guaranteed loans will fluctuate from period to period.

Non-interest Expense – The following table presents the major categories of non-interest expense for the third quarter and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Salary and employee benefits (1)	$2,749	$2,930	$8,634	$8,563
Occupancy and equipment	612	664	1,972	2,114
Professional fees	164	299	643	778
State franchise tax	267	262	807	754
Communications	121	127	404	406
Postage and delivery	119	118	383	370
Office supplies	113	85	366	302
Advertising	148	51	467	205
Other real estate owned expense	49	2	172	112
Other	311	381	1,092	1,167

Total non-interest expense	$4,653	$4,919	$14,940	$14,771

(1)–	During the third quarter and nine months ended September 30, 2006 the Company recognized $41,000 and $106,000, respectively, of expense upon the issuance of stock options and restricted stock to employees.

Non-interest expense for the third quarter ended September 30, 2006 decreased $266,000, or 5.4%, to $4.7 million, compared to $4.9 million for the third quarter of 2005. The decrease in non-interest expense during the quarter was primarily due to reduced employee benefit costs resulting from a change in the Company’s group health benefit plan that went into effect on July 1, 2006 and an increase in the deferral of direct loan origination costs. This decrease was partially offset by the increased cost of advertising in connection with branding the new name, PBI Bank. For the nine months ended September 30, 2006, non-interest expense increased $169,000, or 1.1%, to $14.9 million compared with $14.8 million for the first nine months of 2005. The increase in non-interest expense for the nine month period ended September 30, 2006 was additional employee compensation expenses relating to planned growth in our lending staff and the increased advertising cost, but was partially offset by the decreased group benefit plan costs. In addition, the Company implemented Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) during the first quarter of 2006 resulting in the recognition of $41,000 and $106,000 in non-cash compensation expense in the third quarter and first nine months of 2006, respectively. No such expense was recorded in the comparative periods of 2005.

Income Tax Expense – Income tax expense was $1.9 million and $5.1 million for the third quarter and nine months ended September 30, 2006, respectively, compared with $947,000 and $2.8 million for the same periods in 2005. During 2005, the Company and certain of its former subsidiaries were subchapter S corporations. As such, the Company and its former S corporation subsidiaries were not historically subject to federal corporate income tax at the corporate level, while certain other of its subsidiaries were subject to federal income tax. After 2005, all of the Company’s income and all of the income of its wholly owned subsidiary PBI Bank will be subject to federal income tax. On December 31, 2005, when the Subchapter S elections were voluntarily terminated, certain deferred tax assets and liabilities were reinstated. Income tax expense would have increased approximately $743,000 and $2.1 million for the third quarter and nine months ended September 30, 2005, respectively, had the Company and its subsidiaries that were subchapter S corporations been subject to federal income tax during that period.

Analysis of Financial Condition

Total assets at September 30, 2006 were $1.0 billion compared with $991.5 million at December 31, 2005, an increase of $8.5 million or 0.9%. This increase was primarily attributable to an increase of $25.0 million in net loans from loan growth. The increase was partially offset by a $9.1 million decrease in federal funds sold and a $8.3 million decrease in securities available for sale.

Loans Receivable – Loans receivable increased $25.5 million or 3.2% during the nine months ended September 30, 2006 to $817.4 million. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $21.1 million or 3.9% during the nine months and comprised 69.4% of the total loan portfolio at September 30, 2006.

Loan Portfolio Composition – Loans The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted; there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2006		As of December 31, 2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$303,543	37.13%	305,099	38.52%
Construction	206,298	25.24%	190,080	24.00%
Residential	180,033	22.02%	177,683	22.44%
Home equity	25,987	3.18%	22,707	2.87%
Commercial	57,017	6.98%	50,626	6.39%
Consumer	29,582	3.62%	30,808	3.89%
Agriculture	13,936	1.70%	13,625	1.72%
Other	1,025	0.13%	1,323	0.17%

Total loans	$817,421	100.00%	$791,951	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$2,356	$1,969
Non-accrual loans	7,616	5,045

Total non-performing loans	9,972	7,014
Real estate acquired through foreclosure	2,093	1,781
Other repossessed assets	9	1

Total non-performing assets	$12,074	$8,796

Non-performing loans to total loans	1.22%	0.89%

Non-performing assets to total loans	1.48%	1.11%

Past due loans increased $387,000 from December 31, 2005 to September 30, 2006. Non-accrual loans increased $2.6 million from December 31, 2005 to September 30, 2006. This increase was primarily attributable to three residential construction loans and five related commercial loans. Management believes these loans are well secured and has begun the appropriate collection actions to resolve them.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and risk evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures that result in specific allowance allocations for any estimated inherent risk of loss. For loans not individually graded, a general allowance allocation is computed using factors developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The provision for loan losses was $276,000 for the three months ended September 30, 2006, compared with $715,000 for the same period in 2005. The provision for loan losses was $1.0 million for the nine months ended September 30, 2006, compared with $1.8 million for the same nine months of 2005. The total allowance for loan losses was $12.7 million or 1.55% of total loans at September 30, 2006, compared with $12.4 million or 1.56% of total loans at September 30, 2005. The increased allowance is primarily due to increases in the loan portfolio between periods. Net charge-offs were $232,000 for the three months ended September 30, 2006 compared with $304,000 for the same period in 2005. Net charge-offs were $571,000 for the nine months ended September 30, 2006, compared with $402,000 for the same nine months of 2005.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2006 and 2005 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Balance at beginning of period	$12,611	$12,023	$12,197	$10,261
Provision for loan losses	276	715	1,029	1,768
Recoveries	49	183	203	478
Charge-offs	(281)	(487)	(774)	(880)
Balance acquired in bank acquisition	—	—	—	807

Balance at end of period	$12,655	$12,434	$12,655	$12,434

Allowance for loan losses to period-end loans	1.55%	1.56%	1.55%	1.56%

Net charge-offs to average loans	0.03%	0.04%	0.07%	0.05%

Allowance for loan losses to non-performing loans	126.91%	140.21%	126.91%	140.21%

Liabilities – Total liabilities at September 30, 2006 were $893.9 million compared to $919.6 million at December 31, 2005, a decrease of $25.7 million, or 2.8%. The decrease was primarily attributable to a decrease of $4.2 million in deposits, a decrease of $9.6 million in notes payable and a decrease of $6.6 million in Federal Home Loan Bank advances. These decreases were due to planned non-renewal of national market certificates of deposit and reductions in borrowings.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2006		For the Year Ended December 31, 2005
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$65,173	—	$64,395	—
Interest checking	51,735	1.56%	60,551	1.32%
Money market	31,878	3.06%	52,168	2.61%
Savings	23,387	0.81%	26,210	0.57%
Certificates of deposit	631,396	4.25%	568,353	3.40%

Total Deposits	$803,569	3.59%	$771,677	2.80%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2006		For the Year Ended December 31, 2005
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$472,901	4.21%	$437,351	3.37%
$100,000 or more	158,495	4.39%	131,002	3.51%

Total	$631,396	4.25%	$568,353	3.40%

The following table shows at September 30, 2006 and December 31, 2005 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of September 30, 2006	As of December 31, 2005
	(dollars in thousands)
Three months or less	$32,217	$27,183
Three months through six months	48,391	21,871
Six months through twelve months	46,768	51,542
Over twelve months	37,430	49,997

Total	$164,806	$150,593

Liquidity

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as our operating cash needs, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reviewed by our Asset Liability Committee.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2005 and the first nine months of 2006, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2006, these deposits totaled $2.6 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $21.7 million on an unsecured basis and an additional $17.7 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2006, the Bank had an unused borrowing capacity with the FHLB of $81.3 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $33.9 million to $105.8 million at September 30, 2006 compared with $71.9 million at December 31, 2005. The increase was due to the completion of our initial public offering and net income earned during 2006 reduced by dividends declared. The Company and the Bank qualified as well capitalized under regulatory guidelines at September 30, 2006.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2006		December 31, 2005
			Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	14.73%	11.84%	10.88%	11.39%
Total risk-based capital	8.0	10.0	15.99	13.10	12.13	12.65
Tier I leverage ratio	4.0	5.0	12.06	9.67	8.82	9.23

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2006, and December 31, 2005. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 6.9% at September 30, 2006 compared with a decrease of 9.0% at December 31, 2005. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 6.1% at September 30, 2006, compared with an increase of 8.3% at December 31, 2005.

The following table indicates the estimate impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2006, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,128	12.04%
+ 100 basis points	2,102	6.13
- 100 basis points	(2,358)	(6.88)
- 200 basis points	(5,325)	(15.53)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of our management, threatened litigation in which an adverse decision could result in a material adverse change in our business or consolidated financial position.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Form S-1 under the sections titled “Risk Factors” and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Note Regarding Forward-Looking Statements in this report. There have been no material changes from the risk factors previously discussed in our Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Securities and Exchange Commission declared our registration statement, filed on Form S-1 (File No. 333-133198) under the Securities Act of 1933 in connection with the initial public offering of 1,550,000 shares of our common stock effective on September 21, 2006. Sandler O’Neill & Partners, L.P. acted as Lead Manager and Sole Bookrunner for the transaction and Keefe, Bruyette & Woods, Inc. acted as co-manager.

Our initial public offering commenced on September 21, 2006, and did not terminate until after the sale of all of the securities registered by the Registration Statement. Of the 1,550,000 shares of common stock registered under the Registration Statement, 300,000 shares were sold by selling shareholders, for which we received no proceeds.

All 1,550,000 shares of our common stock registered in the offering were sold at the initial public offering price per share of $24.00. The aggregate purchase price of the offering was $37.2 million. The Company sold 1,250,000 newly issued shares of common stock for an aggregate purchase price of $30.0 million, and selling shareholders sold 300,000 shares of common stock for an aggregate purchase price of $7.2 million, for their own accounts.

The net proceeds to us were $26.6 million after deducting total expenses of $3.4 million, which consists of $2.1 million in underwriters’ discounts and commissions and $1.3 million of other expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We closed our initial public offering on September 27, 2006. On September 29, 2006, Registrant used $9.5 million to pay in full two promissory notes issued to William G. Porter, a director of PBI Bank and the brother of J. Chester Porter, Chairman of the Board of the Company, in connection with its acquisition of minority interests in two subsidiary banks as part of the Company’s reorganization that took effect on December 31, 2005. The remainder has been retained by the Company and invested in accordance with its investment policy. There has been no material change in the planned use of proceeds from the initial public offering as described in the Company’s final prospectus filed with the SEC.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

On September 1, 2006, the holders the voting common stock of Porter Bancorp, Inc., by unanimous written consent, approved an amendment to the Porter Bancorp, Inc. 2006 Non-employee Directors Stock Ownership Incentive Plan to change the definition of “change of control” to be the same as is used in the Porter Bancorp, Inc. 2006 Stock Incentive Plan for the Company’s employees.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a)
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a)
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 13, 2006	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

November 13, 2006	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief
Accounting Officer