Form 10-K
period 2006-12-31
Porter Bancorp, Inc.
filed 2007-03-27
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33033

PORTER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 499-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business February 28, 2007 was $52,996,000 based upon the last sales price reported for such date on the NASDAQ Global Market. The registrant has elected to use February 28, 2007 as the calculation date because as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately held concern. The registrant completed an initial public offering on September 21, 2006.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2007, was 7,622,447.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 17, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I

Preliminary Note Concerning Forward-Looking Statements

This report contains statements about the future expectations, activities and events that constitute forward-looking statements. Forward-looking statements express our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to our ability to expand and grow our business and operations, including the establishment of additional banking offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities; changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments; general economic or business conditions, either nationally, regionally or locally in the communities we serve, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the continued service of key management personnel; our ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and fiscal and governmental policies of the United States federal government.

Other risks are detailed in our filings with the Securities and Exchange Commission and in Item 1A. “Risk Factors” of this Form 10-K all of which are difficult to predict and many of which are beyond our control.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include the assumptions or bases underlying the forward-looking statement. We have made our assumptions and bases in good faith and believe they are reasonable. We caution you however, that estimates based on such assumptions or bases frequently differ from actual results, and the differences can be material. The forward-looking statements included in this report speak only as of the date of the report. We do not intend to update these statements unless applicable laws require us to do so.

Item 1.	Business

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the seventh largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our subsidiary PBI Bank, we operate banking offices in Louisville and 12 other Kentucky communities located along central Kentucky’s Interstate 65 corridor, which runs through Louisville and central Kentucky and connects Chicago and Indianapolis to Nashville and Atlanta. As of December 31, 2006, we had total assets of $1.1 billion, total loans of $854.4 million, total deposits of $861.9 million and stockholders’ equity of $108.3 million. Our customer service-oriented operating philosophy, which features timely decision-making and locally empowered personnel, has been the cornerstone of our significant growth. We plan to continue to expand in our existing and contiguous markets and have designed our infrastructure to support additional growth without sacrificing our commitment to excellent customer service.

History

We were organized in 1988 and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman, and Maria L. Bouvette, our president and chief executive officer. In 2004, we began to streamline our operations by consolidating our subsidiary banks under common control into a single bank. We completed our reorganization on December 31, 2005, when we acquired the interests of other shareholders in our three partially owned subsidiary bank holding companies in exchange for shares of our convertible non-voting common stock, cash and indebtedness. Before December 31, 2005, our company and one of our subsidiary banks were S corporations for federal income tax purposes. Following the consolidation of our four subsidiary banks and the termination of our S corporation elections on December 31, 2005, all of our taxable income became subject to federal income taxes beginning in 2006, which caused our income tax expense to increase compared to the preceding years. On December 31, 2005, we also renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area.

On September 21, 2006, we completed an initial public offering of 1,550,000 shares of common stock at the initial offering price of $24 per share. We sold 1,250,000 newly issued shares of common stock for an aggregate purchase price of $30.0 million, and J. Chester Porter and Maria L. Bouvette, our controlling shareholders, together sold 300,000 shares of common stock for an aggregate purchase price of $7.2 million for their own accounts. We received proceeds of $26.6 million, after deducting total expenses of $3.4 million, which consisted of $2.1 million in underwriters’ discounts and commissions and $1.3 million of other expenses.

On September 29, 2006, we used $9.5 million of the initial public offering proceeds to pay in full two promissory notes issued to William G. Porter, a director of PBI Bank and the brother of J. Chester Porter, in connection with our acquisition of minority interests in two subsidiary banks as part of our reorganization.

Our Markets

Our primary markets consist of the following central Kentucky communities along and abutting the Interstate 65 corridor from Louisville to Bowling Green.

•

Louisville and Louisville Area Markets: Our headquarters are in Louisville, the largest city in Kentucky and the sixteenth largest city in the United States. The Louisville metropolitan area includes the consolidated Louisville/Jefferson County and 12 surrounding Kentucky and Southern Indiana counties with an estimated 1.2 million residents in 2005. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our five banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. As a whole, these counties are experiencing rapid growth as more Louisville-based workers move to counties surrounding the city. The Louisville regional economy posted a 22% growth in jobs from 1990 to 2000, a rate 2% higher than the United States as a whole, while population in the region grew at close to the national rate. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman and YUM! Brands. On May 17, 2006, UPS announced it planned to invest more than $1 billion over the next four years to expand its Louisville air hub. According to the Kentucky Cabinet for Economic Development, the direct economic impact of new UPS jobs will be $344.8 million, with about $400 million in projected indirect benefits from companies that relocate to the Louisville metropolitan area or expand existing operations.

•

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Cumberland, Butler, Green, Hart and Edmonson Counties, which had a combined population of approximately 62,000 in 2004. This region includes several relatively stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer base and core deposits that are less sensitive to market competition, which provide us a lower cost source of funds for our lending operations.

•

Glasgow/Bowling Green: The Glasgow/Bowling Green market is located about 25 miles north of the Tennessee line. Since 2004, we have acquired two banks in Glasgow, the county seat of Barren County, and consolidated them into one banking office. This provides us with access to Bowling Green in adjacent Warren County. On March 5, 2007, we announced the opening of a loan production office in Bowling Green. It is the home of Western Kentucky University, is Kentucky’s fourth largest city and the economic hub of a labor market of 425,000 people in 2004. Major employers in Barren and Warren Counties include GM’s Corvette plant and several other automotive facilities and R.R. Donnelley’s regional printing facility.

Growth Opportunities

We believe our existing markets and the markets contiguous to our existing markets provide attractive growth opportunities. Historically, Kentucky’s economy has experienced steady growth, which we believe results in relative employment stability and generally not being prone to “boom or bust” cycles. Kentucky’s labor market grew by 1.6% during the twelve months ended March 31, 2006, and as of that date had experienced nine consecutive quarters of year-over-year job growth, according to recent state profiles issued by the Federal Deposit Insurance Corporation (“FDIC”). The professional and business services, leisure and hospitality industries, education and health services and construction sectors experienced the greatest labor gains in the state. Louisville/Jefferson County experienced the largest employment gains, mostly in leisure, hospitality and construction.

We plan to increase our retail presence by selectively adding de novo banking offices where we have high concentrations of existing lending business, such as in the Louisville metropolitan area. As of December 31, 2006, we serviced approximately $272 million of outstanding loans in Louisville/Jefferson County with no retail banking offices. Our existing base of borrowers in faster growing areas of metropolitan Louisville, such as Louisville’s east side, provides a natural source of potential customers for new retail offices in the market. Lexington, Kentucky’s second largest city with approximately 270,000 residents in 2004, is another possibility for a de novo banking office.

Also in furtherance of our expansion strategy, we plan to add banking offices in growing communities where we can “fill in” gaps in our retail footprint along the I-65 corridor. In particular, we plan to target markets where we already serve lending customers from our banking offices in adjacent counties who could be a potential source of retail business. In addition to Bowling Green, another opportunity is Hardin County, with approximately 100,000 residents in 2004, which includes the Fort Knox military base and the cities of Elizabethtown and Radcliff, the 15th and 17th largest cities in Kentucky. In May 2005, the Base Realignment and Closure Commission unanimously approved plans to consolidate U.S. Army administrative and human resource functions and other changes at Fort Knox by 2009, which would add approximately 3,500 military and civilian personnel. These changes are expected to create a payroll increase of $250 million, generate as much as $200 million in on-post construction and spur substantial residential construction within a ten-mile radius of Fort Knox.

Finally, Ascencia, our online banking division, offers us the opportunity to continue to extend our deposit customer base nationwide beyond the practical geographical limitations of traditional banking, which would otherwise require us to open new offices in order to extend our service areas and attract new customers. Customers can access a variety of banking services and conduct numerous banking transactions by connecting to our web site via their personal computers at any time. Ascencia also offers us a lower cost vehicle for providing deposit products and other banking services to customers who are comfortable using the Internet for business and personal financial transactions.

Growth Strategies

Our plan for growth emphasizes expanding our presence in the fastest growing markets in central Kentucky by adding strategically located new offices and making selective acquisitions that will be accretive to earnings within the first full year of combined operations. We believe that this strategy will continue to build shareholder value and increase revenues and earnings per share by creating a larger base of lending and deposit relationships and achieving economies of scale and other efficiencies.

The principal elements of our growth strategy are the following:

•

Focusing on Markets with Attractive Growth Prospects: In planning our continued organic growth and assessing both potential de novo branching and acquisition opportunities, we target markets in our region that management believes have the highest growth potential, including the counties adjacent to Louisville, Kentucky and the growing communities along the I-65 corridor. We believe that by first establishing our presence as a lender in target markets we can enhance our ability ultimately to add new banking offices in these markets.

•	Marketing Our Brand: We have embarked on an extensive branding campaign to unify our franchise under the PBI Bank name, to which customers have responded favorably.

•

Increasing Non-Interest Income and Core Deposits: Our efforts include opening retail banking offices in Louisville and other attractive markets where we have established lending relationships, and exploring opportunities to grow and add other profitable banking-related businesses. We believe that by establishing banking offices and making selective acquisitions in attractive growth markets while providing our customary superior service, our core deposits will naturally increase.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage and consumer loans to small to medium-sized businesses located in our markets, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, Internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, travelers’ checks, cash management, vault services, loan and deposit sweep accounts and lock box services.

Employees

At December 31, 2006, the Company had 203 full-time employees and 36 part-time employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

Competition

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services offered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices within our market area and beyond.

There are a number of banks that offer services exclusively over the internet, such as NetBank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank that market their internet services to their customers nationwide. We believe that only the very largest of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we are able to offer. However, many of the larger banks do have greater market presence and greater financial resources to market their internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision to consolidate our internet bank and traditional community bank to offer customers the benefits of both traditional and internet banking services and we believe that this strategy will contribute to our growth in the future.

Supervision and Regulation

The following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

General Regulatory Matters

PBI Bank, a Kentucky chartered commercial bank, is subject to regular bank examinations and other supervision and regulation by both the FDIC and the Kentucky Office of Financial Institutions (“KOFI”). Our deposits are insured by the Bank Insurance Fund (“BIF”) of the FDIC. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity which could be engaged in by a national bank operating in any state; a state bank, a thrift or savings bank operating in any other state; or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

Porter Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As such, we must file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Porter Bancorp

Acquisitions. A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities. In approving these acquisitions, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public such as greater convenience, increased competition and gains in efficiency, against the risks of possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board also considers the financial and managerial resources of the bank holding company, its subsidiaries and any company to be acquired, and the effect of the proposed transaction on these resources. It also evaluates compliance by the holding company’s financial institution subsidiaries and the target institution with the Community Reinvestment Act.

Change of Control. Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company with a class of securities registered under the Securities Exchange Act of 1934 would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Permissible Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

The Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act (the “GLB Act”), effective as of March 11, 2001, permits a bank holding company to elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature.” The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

To become and maintain its status as a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating. We have not filed an election to become a financial holding company.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2006, our ratio of total capital to total risk-weighted assets was 15.6% and our ratio of Tier 1 capital to total risk-weighted assets was 14.3%, both ratios significantly above the required amounts.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of 4.0%. As of December 31, 2006, our leverage ratio of 11.9% was significantly above the required amount.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Regulatory Restrictions on Dividends; Source of Financial Strength. Under Federal Reserve policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not declare a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PBI Bank

Capital Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a minimum ratio of total capital to total risk-weighted assets of 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0% to be well-capitalized. As of December 31, 2006, PBI Bank’s ratio of total capital to total risk-weighted assets was 12.8% and its ratio of Tier 1 capital to total risk-weighted assets was 11.6%.

The FDIC also requires a minimum leverage ratio of 3.0% Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2006, PBI Bank’s leverage ratio was 9.6%. Under the FDIC’s regulations, the highest rated banks are those which have well diversified risks, including no undue interest rate risk exposure; excellent control systems; good earnings; high asset quality; high liquidity and well managed on-and-off-balance sheet activities; and which in general are considered strong banking organizations, rated in the highest rating category under the regulatory rating system for banks. The leverage ratio operates in tandem with the FDIC’s risk-based capital guidelines and places a limit on the amount of leverage a bank can undertake by requiring a minimum level of capital to total assets.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2006, PBI Bank was “well capitalized” as defined by the FDIC.

Under the FDIC’s regulations, the FDIC can treat a bank as if it were in the next lower category if the agency determines, after notice and an opportunity for hearing, that the bank is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny increases and the permissible activities of a bank decreases, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

•	requiring a capital restoration plan;

•	placing limits on asset growth and restriction on activities;

•	requiring the bank to issue additional voting or other capital stock or to be acquired;

•	placing restrictions on transactions with affiliates;

•	restricting the interest rate the bank may pay on deposits;

•	ordering a new election of the bank’s board of directors;

•	requiring that certain senior executive officers or directors be dismissed;

•	prohibiting the bank from accepting deposits from correspondent banks;

•	requiring the bank to divest certain subsidiaries;

•	prohibiting the payment of principal or interest on subordinated debt; and

•	ultimately, appointing a receiver for the bank.

Deposit Insurance Assessments. The deposits of PBI Bank are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Beginning January 1, 2007, assessments for the DIF can range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. This assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

Branching. Kentucky law permits Kentucky chartered banks to establish a banking office in any county in Kentucky. A Kentucky bank may also establish a banking office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a banking office in Kentucky without the approval of the KOFI upon notice to the KOFI and any other state bank with its main office located in the county where the new banking office will be located. Branching by all other banks requires the approval of the KOFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the banking office.

The transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

An out-of-state bank is permitted to establish banking offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted. This difficulty for out-of-state banks to branch in Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.

Affiliate Transactions. Sections 23A and 23B of the Federal Reserve Act as well as Regulation W adopted by the Federal Reserve substantially restrict transactions between financial institutions and their affiliates. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. As a result, a bank is limited in extending credit to its holding company or any non-bank subsidiary of its holding company, in investing in the stock or other securities of the bank holding company or its non-bank subsidiaries, and/or in taking such stock or securities as collateral for loans to any borrower. Moreover, transactions between a bank and a bank holding company (or any non-bank subsidiary) must generally be on terms and under circumstances at least as favorable to the bank as those prevailing in comparable transactions with independent third parties or, in the absence of comparable transactions, on terms and under circumstances that in good faith would be available to nonaffiliated companies.

Insider Credit Transactions. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus.

Dividends. We are a legal entity separate and distinct from PBI Bank. The majority of our revenue is from dividends paid to us by PBI Bank. PBI Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KOFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. PBI Bank paid Porter Bancorp $8 million in dividends in 2006, or approximately 48% of its net profits for the year. At year-end 2006, $19.8 million of retained earnings was available to the Bank to pay dividends in future periods.

Consumer Protection Laws. PBI Bank is subject to consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Privacy. Federal law currently contains extensive customer privacy protections provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to assess our record in meeting the credit needs of the communities we serve, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new banking office or to relocate an office.

Bank Secrecy Act. The Bank Secrecy Act of 1970 (“BSA”) was enacted to deter money laundering, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require us to take steps to prevent the use of PBI Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to “Know Your Customer” practices. Banks have been encouraged by regulators to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illegal and illicit activities.

USA Patriot Act. The USA PATRIOT Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism, including standards for verifying customer identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering, and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings and those of our subsidiaries cannot be predicted.

Future Legislation and Economic Policy

We cannot predict what other legislation or economic and monetary policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid from time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Available Information

We file reports with the SEC which includes the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. Realization of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations, cash flow and/or future prospects.

If we are not able to continue our historical levels of growth, which were accomplished in part through acquisitions, we may not be able to maintain our historical earnings trends.

We have expanded our business through both organic growth and a number of strategic acquisitions. We intend to use a portion of the proceeds of the initial public stock offering to further our growth by increasing the number of banking offices we operate and expanding into attractive markets in central Kentucky. Our ability to continue our organic growth depends, in part, upon our ability to expand our market presence, successfully attract core deposits and identify attractive commercial lending opportunities. If we are not able to do this successfully, we may not be able to maintain our historical earnings trends.

Our ability to implement our strategy for continued growth also depends on our ability to continue to identify and integrate acquisition targets profitably. We cannot assure you that we will be able to continue this trend, or that future acquisitions will always be profitable. In addition, we expect that competition for suitable acquisition candidates will be significant. We compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources than we do. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.

If we are unable to manage our growth effectively, our operations could be negatively affected.

Financial institutions like us that experience rapid growth face various risks and difficulties, including:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

In addition, in order to manage our growth and maintain adequate information and reporting systems within our organization, we must identify, hire and retain additional qualified employees, particularly in the accounting and operational areas of our business.

If we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

A large percentage of our loans are collateralized by real estate, and an adverse change in the real estate market may result in losses and adversely affect our profitability.

Approximately 87.9% of our loan portfolio as of December 31, 2006 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral collateralizing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk.

Approximately 24.8% of our loan portfolio as of December 31, 2006 consisted of real estate construction and development loans, which generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to completion, we may not be able to recover all of the unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

Our chairman and our president and chief executive officer together have sufficient voting power to elect or remove our directors, to determine the vote on any matter that requires shareholder approval, and otherwise control our company. In exercising their voting power, they may act according to their own interests, which may be adverse to your interests.

J. Chester Porter and Maria L. Bouvette beneficially own approximately 5,238,815 shares, or 68.6% of our outstanding common stock. Mr. Porter and Ms. Bouvette each have made testamentary arrangements that provide for the other to retain voting control of his or her common stock in the event of death. Accordingly, they will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of our entire board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

We are a “controlled company” within the meaning of the NASDAQ corporate governance rules because J. Chester Porter and Maria L. Bouvette together own more than 50% of our sole class of voting stock. As a controlled company, our controlling shareholders have greater power to make decisions in their own self-interest and against the interests of other shareholders, and investors and other shareholders will have fewer procedural and substantive protections against the exercise of this power.

A “controlled company” may elect not to comply with the following NASDAQ corporate governance rules, which require that:

•

a majority of its board of directors consists of “independent directors,” which the NASDAQ rules define as persons who are not either officers or employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors;

•	decisions regarding the compensation paid to executive officers are made either by a compensation committee composed entirely of independent directors or by a majority of the independent directors;

•

nominations for election to the board of directors are made either by a nominating committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or by a majority of the independent directors.

We intend to rely on our controlled company status to have Mr. Porter, a non-independent director, serve on our nominating and governance committee and to have Ms. Bouvette, a non-independent director, serve on our compensation committee. We expect them to continue to serve in those positions for the foreseeable future.

Although a majority of our directors are independent directors, they have all been selected by Mr. Porter and Ms. Bouvette, who together have the voting power to remove directors who oppose actions or decisions they favor. Mr. Porter and Ms. Bouvette also have the power to elect a majority of directors who are not independent directors. Our board may elect to dispense with the compensation committee and a nominating and governance committee at any time without shareholder consent. Accordingly, our shareholders have fewer procedural and substantive protections than shareholders of companies subject to all of the NASDAQ corporate governance requirements.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that part of the state, we are at risk from adverse economic or business developments affecting this area, including a downturn in real estate values and agricultural activities and natural disasters such as earthquakes, floods or tornadoes that affect our markets. If the Kentucky economy experiences an overall decline as a result of adverse developments or natural disasters, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio would likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by an economic downturn or a natural disaster. An economic downturn or a natural disaster could, therefore, result in losses that may materially and adversely affect our business, financial condition, results of operations and future prospects.

Our small to medium-sized business target market may have fewer resources to weather a downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events that negatively impact our target market could cause us to incur substantial credit losses that could materially harm our operating results.

We face strong competition from other financial institutions and financial service companies, which could adversely affect our results of operations and financial condition.

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Our competition in making loans comes principally from commercial banks, credit unions, savings and loan associations, mortgage banking firms and consumer finance companies. In addition, competition for business in the Louisville metropolitan area has grown in recent years as changes in banking law have allowed several banks to enter the market by establishing new branches. Likewise, competition is increasing in the other growing markets we have targeted, which may adversely affect our ability to execute our plans for expansion. Moreover, our advantage from having operated a nationally recognized online banking division since 1999 may diminish, as nearly all of our competitors now offer online banking and may become more successful in attracting online business over time as they become more experienced.

Competition in the banking industry may also limit our ability to attract and retain banking clients. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

•	offer higher interest rates on deposits and lower interest rates on loans than we can;

•	offer a broader range of services than we do;

•	maintain numerous branch locations; and

•	mount extensive promotional and advertising campaigns.

In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions as we are and may have larger lending limits than we do. Some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may not be able to maintain growth and our results of operations and financial condition may otherwise be negatively impacted.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb any inherent losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control, including changes in interest rates, could cause actual loan losses to increase significantly.

In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs if their judgment differs from ours, which could have a material negative impact on our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Our profitability depends in large part on our net interest income, which is the difference between interest earned from interest-earning assets, such as loans and mortgage-backed securities, and interest paid on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.

Since June 30, 2004, the Federal Reserve has increased its target for the federal funds rate 17 times, resulting in an increase from 1.0% to 5.25%. While these short-term market interest rates, which we use as a guide to price our deposits, have increased, longer-term market interest rates, which we use as a guide to price our longer-term loans, have not increased in a corresponding manner. This “flattening” of the market yield curve has had a negative impact on our interest rate spread and net interest margin. If short-term interest rates continue to rise, and if rates on our deposits and borrowings reprice upwards faster than the rates on our long-term loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, if short-term rates begin to decline, yields on our loans may reprice downward faster than the rates on our deposits and borrowings resulting in a negative impact on our interest rate spread and net interest margin.

We depend on our senior management team, and the unexpected loss of one or more of our senior executives could impair our relationship with customers and adversely affect our business and financial results.

Our future success significantly depends on the continued services and performance of our key management personnel, particularly J. Chester Porter, chairman of the board, Maria L. Bouvette, president and chief executive officer, and David B. Pierce, chief financial officer. We do not have employment agreements with any of our senior executives. Our future performance will depend on our ability to motivate and retain these and other key officers. The loss of the services of members of our senior management or other key officers or the inability to attract additional qualified personnel as needed could materially harm our business.

We will incur additional expenses as a publicly traded company, and as we attempt to increase our sources of non-interest income, our efficiency ratio may be less favorable and our profitability may decrease.

Our non-interest expenses will increase as a result of the financial accounting, legal and various other additional expenses usually associated with our new status as a public company. The federal securities laws and the regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal control over financial reporting. This has required that we increase staffing and implement additional finance and accounting systems, procedures and controls in order to satisfy our new public company reporting requirements. We expect that the obligations of being a publicly traded company, including substantial reporting obligations, will require significant expenditures and place additional demands on our management team, which could divert our management’s attention from our day-to-day business operations.

Our ongoing efforts to increase our non-interest income include, among other things, offering more secondary market home loan products, increasing our participation in government guaranteed loan programs and exploring opportunities to add other profitable banking-related business. These efforts may not be successful. These initiatives will require additional expense and may not generate the levels of non-interest income we anticipate.

The costs associated with being a public company and the increased costs of expanding our non-interest income initiatives will increase our operating costs and in turn may detrimentally affect our efficiency ratio. If we are unable to offset these costs through increased efficiencies in other areas or through the recognition of additional non-interest income in amounts sufficient to offset these additional costs, our profitability may decrease.

If we are unable to accurately and favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified attestation report in our assessment, our stock price could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act and beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, our management will be required to report on the effectiveness of our internal controls over financial reporting as of December 31, 2007. Our independent auditors will be required to attest to the effectiveness of our internal controls over financial reporting as of December 31, 2008. The rules governing the standards we must meet for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting. In connection with this effort we will likely incur increased expenses and diversion of management’s time and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors cannot provide an unqualified attestation report on our assessment, we could lose investor confidence and our stock price could be adversely affected.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance and our ability to implement our growth and operating strategies.

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies. Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Our compliance with these regulations is costly and may adversely affect our ability to operate profitably. In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks and the establishment of new offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations and policies or to maintain our capital requirements could affect our ability to pay dividends on common stock, our ability to grow through the development of new offices and our ability to make acquisitions. These limitations may prevent us from successfully implementing our growth and operating strategies.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

PBI Bank has 13 banking locations. The following table shows the location and square footage of each property. All of these properties are owned and, in management’s judgment, adequately insured. Data processing and support operations are located in the Main and Canmer offices.

Locations	Square Footage
Main Office: 2500 Eastpoint Parkway, Louisville	30,000
Eminence Office: 645 Elm Street, Eminence	1,500
Hillview Office: 11998 Preston Highway, Hillview	3,500
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000
Brownsville Office: 113 East Main, Brownsville	8,500
Burkesville Office: 365 North Main Street, Burkesville	2,000
Canmer Office: 2708 North Jackson Highway, Canmer	5,000
Glasgow Office: 1006 West Main Street, Glasgow	12,000
Greensburg Office: 202-04 North Main Street, Greensburg	11,000
Horse Cave Office: 210 East Main Street, Horse Cave	5,000
Morgantown Office: 112 West Logan Street, Morgantown	7,500
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000

PBI Bank established a loan production office at 1830 Destiny Lane, Suite 115, in Bowling Green, Kentucky on March 12, 2007. The loan production office occupies approximately 1,350 square feet and the annual rent is $18,000.

Item 3.	Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of our management, threatened litigation in which an adverse decision could result in a material adverse change in our business or consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”. Before the effective date of our registration statement on September 21, 2006, there had been no public market for our common stock. The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2006
	High	Low
Fourth Quarter	$23.09	$21.21
Third Quarter (beginning September 21, 2006)	$24.50	$22.30

As of December 31, 2006, we had 311 shareholders of record, excluding beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees. The number of beneficial owners of our common stock is unknown to us at this time. We are in the process of determining the number of beneficial owners in accordance with SEC Rule 14a-13.

Dividends

Shareholders of a Kentucky corporation are entitled to receive such dividends and other distributions when, as and if declared from time to time by the board of directors out of funds legally available for distributions to shareholders. We declared and paid a dividend to the shareholders of $0.20 per share in each quarter of 2006. We anticipate paying regular dividends on a quarterly basis going forward. Any future determination relating to the payment of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors that our board of directors may deem relevant.

As a bank holding company, our principal source of revenue is the dividends that may be declared from time to time by PBI Bank out of funds legally available for payment of dividends. Various banking laws applicable to PBI Bank limit the payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KOFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

Until 2006, we operated as a subchapter S corporation, and our dividend policy was to pay cash dividends to our two shareholders in an amount not less than the tax due on their per share portion of our taxable income. Effective December 31, 2005, we became a subchapter C corporation for federal income tax purposes, and acquired shareholders as a result of our reorganization. Our shareholders are no longer taxed on their proportional share of our net income, and we have adjusted our dividend policy to pay a regular quarterly dividend.

In addition, we have issued an aggregate of approximately $25.0 million in our junior subordinated debentures to our subsidiary trusts. We pay interest on the debentures, which is used by the trusts to pay distributions on the trust preferred securities issued by them. The indenture governing the issuance of each of these debentures provides that if we fail to make an interest payment on the debentures, we would be prohibited from paying dividends on our common stock until all debenture interest payments are current. Accordingly, if we are unable to pay interest on these debentures, we will be contractually restricted from paying dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding our equity compensation plan at December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	251,820	$25.29	402,184

Unregistered Sales of Equity Securities and Use of Proceeds

Our initial public offering was effective on September 21, 2006 in which 1,550,000 shares of our common stock were sold at the initial public offering price per share of $24.00. The aggregate purchase price of the offering was $37.2 million. The Company sold 1,250,000 newly issued shares of common stock for an aggregate purchase price of $30.0 million, and selling shareholders sold 300,000 shares of common stock for an aggregate purchase price of $7.2 million, for their own accounts. We received no proceeds from the sales by the selling shareholders.

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

We closed our initial public offering on September 27, 2006. On September 29, 2006, Registrant used $9.5 million to pay in full two promissory notes issued to William G. Porter, a director of PBI Bank and the brother of J. Chester Porter, Chairman of the Board of the Company, in connection with its acquisition of minority interests in two subsidiary banks as part of the Company’s reorganization that took effect on December 31, 2005. The remaining proceeds have been retained by the Company and invested in accordance with its investment policy.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2002 to 2006. This information should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.” Since 2004, we have combined several banks and bank holding companies in which we or our principal shareholders have held a controlling interest. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of this reorganization, which was completed effective December 31, 2005. Under U.S. generally accepted accounting principles (“GAAP”), entities that are more than 50% owned by another person or entity are generally consolidated for financial reporting purposes. Accordingly, for all periods presented, all of the assets and liabilities of our former subsidiaries, regardless of our previous percentage of ownership in these entities, are included in our consolidated balance sheet. Our consolidated net income, however, includes our subsidiaries’ net income only to the extent of our previous ownership percentage. In addition, financial data as of dates before and for periods ended through December 31, 2005 have been derived from both S corporations and C corporations within our consolidated group. Beginning on December 31, 2005, and for all subsequent periods, our financial data will reflect that our consolidated group consists entirely of C corporations.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2006	2005	2004	2003	2002
Income Statement Data:
Interest income	$72,863	$62,054	$49,947	$45,964	$46,350
Interest expense	35,622	25,665	19,698	19,851	22,743

Net interest income	37,241	36,389	30,249	26,113	23,607
Provision for loan losses	1,405	3,645	2,533	2,773	2,974
Non-interest income	5,196	5,433	4,553	4,346	4,621
Non-interest expense	19,785	20,047	17,725	16,570	15,601

Income before minority interest and taxes	21,247	18,130	14,544	11,116	9,653
Minority interest in net income of consolidated subsidiaries	—	1,314	898	731	499

Income before income taxes	21,247	16,816	13,646	10,385	9,154
Income tax expense	6,908	2,201	2,759	1,999	1,818

Net income	$14,339	$14,615	$10,887	$8,386	$7,336

Common Share Data (1):
Basic and diluted earnings per share	$2.15	2.49	1.86	1.43	1.25
Cash dividends declared per share	0.80	1.68	1.13	1.04	0.81
Book value per share	14.21	11.35	11.28	10.61	10.26
Tangible book value per share	12.45	9.32	10.45	9.83	9.42

Balance Sheet Data (at period end):
Total assets	$1,051,006	$991,481	$887,201	$767,074	$714,692
Debt obligations:
FHLB advances	47,562	63,563	50,961	44,844	26,313
Junior subordinated debentures	25,000	25,000	25,000	14,000	14,000
Notes payable	—	9,600	100	100	800

Average Balance Data:
Average assets	$995,018	$942,733	$829,204	$741,286	$696,608
Average loans	814,202	776,207	684,458	595,651	543,561
Average deposits	810,419	771,677	669,936	621,635	577,096
Average FHLB advances	57,847	54,342	53,939	29,826	31,601
Average junior subordinated debentures	25,000	25,000	22,200	14,000	14,000
Average notes payable	7,329	100	100	360	1,230
Average stockholders’ equity	83,428	68,922	64,116	61,834	58,996

Selected Performance Ratios:
Return on average assets	1.44%	1.55%	1.31%	1.13%	1.05%
Return on average equity	17.19	21.21	16.98	13.56	12.43
Efficiency ratio (2)	46.68	47.96	51.07	54.58	55.93
Net interest spread	3.50	3.67	3.50	3.32	3.14
Net interest margin (fully tax equivalent)	3.97	4.06	3.84	3.71	3.56

Asset Quality Ratios:
Non-performing loans	$8,940	$7,014	$5,608	$3,546	$3,944
Allowance for loan losses to non-performing loans	143.53%	173.90%	182.97%	228.26%	169.22%
Allowance for loan losses to total loans	1.50	1.54	1.40	1.28	1.18
Non-performing loans to total loans	1.05	0.89	0.76	0.56	0.70

Capital Ratios:
Tier 1 risk-based capital ratio	14.32%	10.64%	12.91%	12.79%	13.47%
Total risk-based capital ratio	15.57	12.01	14.23	14.04	14.65
Leverage ratio	11.86	8.62	10.73	10.47	10.65

(1)	Common share data has been adjusted to reflect a stock split effective December 7, 2005.
(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income excluding gains (losses) on sales of securities.

Unaudited Pro Forma Selected Consolidated Financial Data

The following unaudited pro forma selected consolidated financial data for the periods and at the dates indicated should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. The unaudited pro forma selected consolidated financial data is presented to show the impact on our historical financial position and results of operations of our reorganization and the additional taxes to be incurred as a result of our termination of subchapter S corporation status for federal income tax purposes. In the reorganization, which was consummated on December 31, 2005, we merged three partially owned subsidiaries into our company, issued a combination of shares, cash and promissory notes to the holders of minority interests in those subsidiaries, and consolidated our remaining subsidiary banks. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of the reorganization. The unaudited pro forma selected consolidated financial data presented below assume that the reorganization and terminations of subchapter S corporation status were consummated on January 1 of each indicated period. The unaudited pro forma selected consolidated financial information is intended for informational purposes only and is not necessarily indicative of our future financial position or future operating results or of our financial position or operating results that would have actually occurred if the reorganization and terminations of subchapter S corporation status had been effective as of the date or for the periods presented.

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2006	2005	2004
Net Income:
As reported	$14,339	$14,615	$10,887
Adjustments
Add-back of minority interests (1)	—	1,314	898
Additional taxes (2)	—	(3,963)	(2,186)
Acquisition funding (3)	—	(587)	(587)

Adjusted net income	$14,339	$11,379	$9,012

Period End Shares Outstanding:
As reported and adjusted for stock split	7,622,447	5,868,224	5,868,224
Shares issued in reorganization	—	464,223	464,223

Adjusted shares outstanding	7,622,447	6,332,447	6,332,447

Balance Sheet Data:
Intangibles
As reported	$13,329	$13,371	$3,987
Adjustments for reorganization	—	—	8,100

Adjusted intangibles	$13,329	$13,371	$12,087

Stockholders’ equity
As reported	$108,346	$71,876	$66,221
Adjustment for consolidation (4)	—	—	4,328
Adjustment for effect of net income adjustments	—	(3,236)	(1,875)

Adjusted stockholders’ equity	$108,346	$68,640	$68,674

Total Assets
As reported	$1,051,006	$991,481	$887,201
Adjustment for cash-out in reorganization	—	(5,313)	(5,313)
Adjustment for net change in intangibles	—	—	8,100

Adjusted total assets	$1,051,006	$986,168	$889,988

Common Share Data:
Basic and diluted earnings per share (5)	$2.15	1.80	1.42
Book value per share	14.21	10.84	10.84
Tangible book value per share	12.45	8.81	8.79

Selected Performance Ratios (6):
Return on average equity	17.19%	16.57%	13.45%
Return on average assets	1.44	1.21	1.09

(1)	This adjustment reflects the minority interests purchased in our reorganization. The minority interests were reported on an after-tax, C corporation basis.
(2)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported income tax expense to reflect the conversion from Subchapter S corporation to C corporation status.
(3)	Acquisition funding includes $9,500,000 in senior notes at an annual 6% interest rate and $5,313,000 in cash at an assumed annual 6% interest rate; net of tax at a 34% tax rate.
(4)	This adjustment represents the equity value of convertible non-voting common stock issued to acquire the minority interest of Ascencia Bancorp at a fair market value of $25.50 per share and the net book value of the minority interests.
(5)	The 40,000 shares of unvested restricted stock granted under our 2006 stock incentive plan that were outstanding as of December 31, 2006 have not been included in computing earnings per share because they are unvested and anti-dilutive. Pro forma earnings per share for 2006, 2005, and 2004, were computed based on weighted-average shares outstanding of 6,678,337, 6,332,447, and 6,332,447, respectively.
(6)	Average asset and average equity calculations utilize two-point period averages that reflect the adjustments for the reorganization and the conversion from subchapter S corporation to C corporation status. Ratios for the year ended December 31, 2006 are actual results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 13 full-service banking offices in nine counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson and Barren Counties. Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, focusing on commercial real estate and residential real estate lending, and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

In our prior two full fiscal years we have acquired two banks in Glasgow. In our July 30, 2004 acquisition of United Community Bank, we acquired $37.9 million in assets and $31.0 million in deposits and recorded $165,000 in goodwill and $431,000 in core deposit intangibles. In our January 31, 2005 acquisition of Citizens Financial Bank, we acquired $37.9 million in assets and $31.1 million in deposits and recorded $974,000 in goodwill and $189,000 in core deposit intangibles. These acquisitions established our presence in the Glasgow/Bowling Green market in south central Kentucky.

In 2005, we completed a reorganization in which we acquired the minority interests of our three partially owned bank holding companies and consolidated our five subsidiary banks under the common control of our founders into a single bank. In the reorganization, we terminated the elections by our company and our banking subsidiary to be subchapter S corporations for federal income tax purposes. As a subchapter S corporation with two shareholders, we historically paid a substantial portion of our net income as dividends to fund the tax liability our shareholders owed on our income and to provide a return on their investment. Dividends paid in 2005, our last year as a subchapter S corporation, represented 69.4% of our net income. As a C corporation, we now pay federal and state income taxes directly, but our shareholders no longer have to pay taxes on their share of our income, and we have adjusted our dividend policy accordingly. The dividends we have paid in 2006 and may pay in the future are subject to our future earnings, capital requirements, financial condition, future prospects and other factors our board of directors deems relevant.

On September 21, 2006, we completed an initial public offering of 1,550,000 shares of our common stock at an initial public offering price per share of $24.00. The aggregate purchase price of the offering was $37.2 million. The Company sold 1,250,000 newly issued shares of common stock for an aggregate purchase price of $30.0 million, and selling shareholders sold 300,000 shares of common stock for an aggregate purchase price of $7.2 million, for their own accounts. The net proceeds to us were $26.6 million after deducting total expenses of $3.4 million.

We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 69.7% of our total loan portfolio as of December 31, 2006, and 68.9% as of December 31, 2005, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

We have improved our return on average equity, return on average assets and efficiency ratio during each of the last three years. In 2005, our return on average equity was 21.21%, our return on average assets was 1.55% and our efficiency ratio was 47.96%. When adjusted to reflect our reorganization, had it occurred on January 1, 2005, including the additional income tax expense we would have incurred as a result of the termination of our subchapter S corporation status, our return on average equity would have been 16.57% and our return on average assets would have been 1.21%. Our efficiency ratio was not affected by the reorganization. During the year ended December 31 2006, our return on average equity was 17.19%, our return on average assets was 1.44% and our efficiency ratio was 46.68%. While we will continue to emphasize operating efficiency and eliminate duplicative functions, we anticipate that future improvements in our operating results, if any, will likely result from our growth initiatives.

Overview of 2006

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2006, we reported net income of $14.3 million compared to net income of $14.6 million for the year ended December 31, 2005. On an adjusted pro forma basis, this compares to net income of $11.4 million for 2005. Basic and diluted earnings per share were $2.15 for the year ended December 31, 2006, compared to $2.49 for 2005 and on an adjusted pro forma basis $1.80 for 2005. The pro forma adjustments, as presented in our audited consolidated statements of income, present our 2005 results as if our acquisition of minority interests in subsidiary banks and the termination of our S corporation status, which were effective on December 31, 2005, were in effect for all of 2005.

Highlights for the year ended December 31, 2006 consist of the following:

•	On September 21, 2006, we successfully completed our initial public offering, issuing 1,250,000 new shares at a price to the public of $24.00 per share;

•

Return on average assets and return on average equity increased to 1.44 % and 17.19%, respectively, for the year ended December 31, 2006, compared to 1.21 % and 16.57 % for the same period in 2005 on an adjusted pro forma basis;

•	Net income increased 26.0% for the year ended December 31, 2006 compared to 2005 on an adjusted pro forma basis.

•	Earnings per share increased 19.4% for the year ended December 31, 2006 compared to 2005 on an adjusted pro forma basis.

•	The efficiency ratio for the year ended December 31, 2006 improved to 46.68% from 47.96% over the prior year.

•	Our average earning assets increased 4.6% during the year ended December 31, 2006.

•	Our loan portfolio grew by $62.4 million or 7.9% and our deposits grew by $55.3 million or 6.9% during 2006. The loan portfolio also grew by 4.5% during the fourth quarter.

•

We refinanced $14.0 million of junior subordinated debentures during the fourth quarter which resulted in a write-off of approximately $280,000 of unamortized debt issuance costs. This is expected to yield annual interest expense savings to offset the write-off.

•	We repaid $9.5 million in debt incurred to acquire minority interests in 2005.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

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

Allowance for Loan Losses – PBI Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio, and the senior loan committee evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions. While we evaluate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan and lease losses takes into account our increase in commercial and consumer lending. The amount of the allowance allocated to commercial loans and consumer loans is increased in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. We develop allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses and adversely affect our results.

Goodwill and Intangible Assets – We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the annual goodwill impairment test as of December 31, 2006, management does not believe any of the goodwill is impaired as of that date. While management believes no impairment existed at December 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and financial condition or future results of operations.

Stock-based Compensation – We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) “Share-Based Payment (Revised 2004),” on January 1, 2006. Among other things, SFAS No. 123(R) eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123(R) requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. We estimate the fair value of stock options granted at the date of grant using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, such as volatility, risk-free interest rates and dividend pay-out rates.

Valuation of Deferred Tax Asset –A majority of our deferred tax assets were created in connection with the conversion of the Company and the surviving bank subsidiary from Subchapter S corporations to Subchapter C corporations for federal income tax purposes. We evaluate deferred tax assets quarterly. We will realize this asset to the extent it is profitable or carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax plans to maximize realization of the deferred tax assets. Management believes we will generate sufficient operating earnings to realize the deferred tax benefits. Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2006 compared with 2005:

	For the Years Ended December 31,		Change from Prior Period
	2006	2005	Amount	Percent
	(dollars in thousands)
Gross interest income	$72,863	$62,054	$10,809	17.4%
Gross interest expense	35,622	25,665	9,957	38.8
Net interest income	37,241	36,389	852	2.3
Provision for credit losses	1,405	3,645	(2,240)	(61.4)
Non-interest income	5,146	5,414	(268)	(5.0)
Gain on sale of securities	50	19	31	163.2
Non-interest expense	19,785	20,047	(262)	(1.3)
Net income before taxes	21,247	18,130	3,117	17.2
Minority interest (1)	—	1,314	(1,314)	(100.0)
Income tax expense	6,908	2,201	4,707	213.9
Net income	14,339	14,615	(276)	(1.9)

(1)	We acquired the minority interests in a subsidiary bank holding company in the December 31, 2005 reorganization.

Net income of $14.3 million for the year ended December 31, 2006 decreased $276,000, or 1.9%, from $14.6 million for 2005. This decrease in earnings was primarily attributable to increased income tax expense. Income tax expense increased $4.7 million, or 213.9%, for the year ended December 31, 2006 in comparison with 2005 resulting from our change to C corporation status effective December 31, 2005. This was partially offset by lower provision for loan losses expense and decreased non-interest expense. Provision for loan losses expense decreased $2.2 million, or 61.5%, in comparison to 2005 as a result of our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans. Non-interest expense decreased $262,000, or 1.3%, in comparison to 2005 as a result of an increase in the deferral of direct loan origination costs and reduced employee benefit costs resulting from a change in our group health benefits plan that went into effect July 1, 2006. These decreases in non-interest expense were partially offset by increased advertising costs associated with our new advertising campaign launched in 2006.

The following table summarizes components of income and expense and the change in those components for 2005 compared with 2004:

	For the Years Ended December 31,		Change from Prior Period
	2005	2004	Amount	Percent
	(dollars in thousands)
Gross interest income	$62,054	$49,947	$12,107	24.2%
Gross interest expense	25,665	19,698	5,967	30.3
Net interest income	36,389	30,249	6,140	20.3
Provision for credit losses	3,645	2,533	1,112	43.9
Non-interest income	5,414	4,455	959	21.5
Gain on sale of securities	19	98	(79)	(80.6)
Non-interest expense	20,047	17,725	2,322	13.1
Net income before taxes	18,130	14,544	3,586	24.7
Minority interest (1)	1,314	898	416	46.3
Income tax expense	2,201	2,759	(558)	(20.2)
Net income	14,615	10,887	3,728	34.2

(1)	We acquired the minority interests in a subsidiary bank holding company in the December 31, 2005 reorganization.

Net income for 2005 resulted in a return on average assets of 1.55% and a return on average equity of 21.21% compared with a return on average assets of 1.31% and a return on average equity of 16.98% for the year ended December 31, 2004.

The increase in earnings between periods was primarily attributable to a $6.1 million increase in net interest income due to growth in our loan portfolio, rising yields on our loans and increases in non-interest income of $959,000. These improvements were partially offset by a $1.1 million increase in the provision for loan losses due primarily to growth in our loan portfolio and by a $2.3 million increase in non-interest expense that was principally due to planned increases in personnel.

Net Interest Income – Our net interest income was $37.2 million for the year ended December 31, 2006, an increase of $852,000, or 2.3%, compared with $36.4 million for the same period in 2005. Net interest spread and margin were 3.50% and 3.97%, respectively, for 2006, compared with 3.67% and 4.06%, respectively, for 2005. The increase in net interest income was primarily the result of higher loan volume, but was partially offset by the reduction in net interest margin due to the flattening yield curve between periods. The increase of $38.0 million in average loans for 2006, compared to the same period in 2005, was due to organic growth in our loan portfolio.

Our average interest-earning assets were $946.3 million for 2006, compared with $904.5 million for 2005, a 4.6% increase primarily attributable to loan growth. Average loans were $814.2 million for 2006, compared with $776.2 million for 2005, a 4.9% increase. Our total interest income increased 17.4% to $72.9 million for 2006, compared with $62.1 million for 2005. The change was due to a combination of higher interest rates and higher loan volume.

Our average interest-bearing liabilities also increased by 5.5% to $839.6 million for 2006, compared with $795.5 million for 2006. Our total interest expense increased by 38.8% to $35.6 million for 2006, compared with $25.7 million during 2005, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit. Our average volume of certificates of deposit increased 11.7% to $634.9 million for 2006, compared with $568.4 million for 2005. The average interest rate paid on certificates of deposits increased to 4.40% for 2006, compared with 3.40% for 2005. The increase in cost of funds was the result of the continued

re-pricing of certificates of deposit at maturity at higher interest rates. Certificate of deposit volume increases also reflect increased interest rates. Going forward, management expects cost of funds to continue to increase as the general market deposit rates have become increasingly competitive with the upward trend in interest rates.

Our net interest income was $36.4 million for the year ended December 31, 2005, an increase of $6.2 million, or 20.5%, compared with $30.2 million for the same period in 2004. Net interest spread and margin were 3.67% and 4.06%, respectively, for 2005, compared with 3.50% and 3.84%, respectively, for 2004. These increases were primarily the result of higher loan volume as well as higher interest rates on our loan portfolio. The increase of $88.6 million in average loans for 2005, compared to the same period in 2004, was due to both internal loan growth and our acquisition of Citizens Financial Bank.

Our average interest-earning assets were $904.5 million for 2005, compared with $794.9 million for 2004, a 13.8% increase primarily attributable to both internal loan growth and our acquisition of Citizens Financial Bank. Average loans were $776.2 million for 2005, compared with $684.5 million for 2004, a 13.4% increase. Due primarily to increased volumes in our loan portfolio, our total interest income increased by 24.4% to $62.1 million for 2005, compared with $49.9 million for 2004. We also experienced higher interest rates and higher loan volume.

Our average interest-bearing liabilities also increased by 13.9% to $795.5 million for 2005, compared with $698.6 million for 2004. Our total interest expense increased by 30.5% to $25.7 million for 2005, compared with $19.7 million during 2004, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit. Our average volume of certificates of deposit increased 14.6% to $568.4 million for 2005, compared with $496.1 million for 2004. The average interest rate paid on certificates of deposits increased to 3.40% for 2005, compared with 3.14% for 2004. The increase in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at higher interest rates.

Average Balance Sheets

The following table sets forth the average daily balances, the interest earned or paid on such amounts, and the weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities for the periods indicated. Dividing income or expense by the average daily balance of assets or liabilities, respectively, derives such yields and costs for the periods presented.

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$715,074	$58,359	8.16%	$678,509	$49,017	7.22%
Commercial	55,047	4,483	8.14	50,434	3,829	7.59
Consumer	29,955	2,743	9.16	32,114	2,858	8.90
Agriculture	12,878	1,142	8.87	13,677	1,095	8.01
Other	1,248	59	4.73	1,473	59	4.01
U.S. Treasury and agencies	19,630	746	3.80	18,886	701	3.71
Mortgage-backed securities	56,197	2,606	4.64	61,383	2,529	4.12
State and political subdivision securities (3)	16,789	703	6.34	15,499	661	6.46
State and political subdivision securities	836	46	5.50	—	—	—
Corporate bonds	2,374	155	6.53	3,364	223	6.63
FHLB stock	8,661	504	5.82	8,199	410	5.00
Other equity securities	3,442	155	4.50	3,688	163	4.42
Federal funds sold	18,629	887	4.76	15,110	455	3.01
Interest-bearing deposits in other financial institutions	5,568	275	4.94	2,151	54	2.51

Total interest-earning assets	946,328	72,863	7.74%	904,487	62,054	6.90%
Less: Allowance for loan losses	(12,695)			(11,968)
Non-interest-earning assets	61,385			50,214

Total assets	$995,018			$942,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$634,919	$27,940	4.40%	$568,353	$19,320	3.40%
NOW and money market deposits	87,267	2,060	2.36	112,719	2,164	1.92
Savings accounts	23,455	211	0.90	26,210	150	0.57
Federal funds purchased and repurchase agreements	3,816	153	4.01	8,810	308	3.50
FHLB advances	57,847	2,710	4.68	54,342	2,056	3.78
Junior subordinated debentures	25,000	2,117	8.47	25,000	1,661	6.64
Other borrowing	7,329	431	5.88	100	6	6.00

Total interest-bearing liabilities	839,633	35,622	4.24%	795,534	25,665	3.23%
Non-interest-bearing liabilities
Non-interest-bearing deposits	64,778			64,395
Minority interest in unconsolidated subsidiaries	—			8,465
Other liabilities	7,179			5,417

Total liabilities	911,590			873,811
Stockholders’ equity	83,428			68,922

Total liabilities and stockholders’ equity	$995,018			$942,733

Net interest income		$37,241			$36,389

Net interest spread			3.50%			3.67%

Net interest margin			3.97%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.71%			113.70%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

	For the Years Ended December 31,
	2005			2004
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$678,509	$49,017	7.22%	$598,854	$39,341	6.57%
Commercial	50,434	3,829	7.59	41,076	2,863	6.97
Consumer	32,114	2,858	8.90	31,295	2,753	8.80
Agriculture	13,677	1,095	8.01	11,336	797	7.03
Other	1,473	59	4.01	1,897	88	4.64
U.S. Treasury and agencies	18,886	701	3.71	4,435	166	3.74
Mortgage-backed securities	61,383	2,529	4.12	58,281	2,306	3.96
State and political subdivision securities (3)	15,499	661	6.46	12,632	564	6.76
Corporate bonds	3,364	223	6.63	4,740	308	6.50
FHLB stock	8,199	410	5.00	7,401	305	4.12
Other equity securities	3,688	163	4.42	3,957	224	5.66
Federal funds sold	15,110	455	3.01	17,611	205	1.16
Interest-bearing deposits in other financial institutions	2,151	54	2.51	1,398	27	1.93

Total interest-earning assets	904,487	62,054	6.90%	794,913	49,947	6.32%
Less: Allowance for loan losses	(11,968)			(9,363)
Non-interest-earning assets	50,214			43,654

Total assets	$942,733			$829,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$568,353	$19,320	3.40%	$496,061	$15,558	3.14%
NOW and money market deposits	112,719	2,164	1.92	93,367	1,244	1.33
Savings accounts	26,210	150	0.57	25,507	144	0.56
Federal funds purchased and repurchase agreements	8,810	308	3.50	7,387	147	1.99
FHLB advances	54,342	2,056	3.78	53,939	1,472	2.73
Junior subordinated debentures	25,000	1,661	6.64	22,200	1,129	5.09
Other borrowing	100	6	6.00	100	4	4.00

Total interest-bearing liabilities	795,534	25,665	3.23%	698,561	19,698	2.82%
Non-interest-bearing liabilities
Non-interest-bearing deposits	64,395			55,001
Minority interest in unconsolidated subsidiaries	8,465			7,776
Other liabilities	5,417			3,750

Total liabilities	873,811			765,088
Stockholders’ equity	68,922			64,116

Total liabilities and stockholders’ equity	$942,733			$829,204

Net interest income		$36,389			$30,249

Net interest spread			3.67%			3.50%

Net interest margin			4.06%			3.84%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.70%			113.79%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 34% federal income tax rate.

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

	Year Ended December 31, 2006 vs. 2005			Year Ended December 31, 2005 vs. 2004
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$7,048	$2,880	$9,928	$4,532	$6,484	$11,016
U.S. Treasury and agencies	17	28	45	(1)	536	535
Mortgage-backed securities	301	(224)	77	97	126	223
State and political subdivision securities	(2)	90	88	(24)	121	97
Corporate bonds	(3)	(65)	(68)	6	(91)	(85)
FHLB stock	70	24	94	70	35	105
Other equity securities	3	(11)	(8)	(47)	(14)	(61)
Federal funds sold	308	124	432	274	(24)	250
Interest-bearing deposits in other financial institutions	83	138	221	9	18	27

Total increase (decrease) in interest income	7,825	2,984	10,809	4,916	7,191	12,107

Interest-bearing liabilities:
Certificates of deposit and other time deposits	6,168	2,452	8,620	1,374	2,388	3,762
NOW and money market accounts	441	(545)	(104)	626	294	920
Savings accounts	78	(17)	61	2	4	6
Federal funds purchased and repurchase agreements	40	(195)	(155)	129	32	161
FHLB advances	514	140	654	573	11	584
Junior subordinated debentures	456	—	456	377	155	532
Other borrowings	—	425	425	2	—	2

Total increase (decrease) in interest expense	7,697	2,260	9,957	3,083	2,884	5,967

Increase (decrease) in net interest income	$128	$724	$852	$1,833	$4,307	$6,140

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Service charges on deposit accounts	$2,537	$2,827	$2,618
Gains on sales of government guaranteed loans, net	152	628	58
Gains on sales of loans originated for sale	284	—	—
Gains on sales of other assets, net	4	46	337
Gains on sales of investment securities, net	50	19	98
Other	2,169	1,913	1,442

Total non-interest income	$5,196	$5,433	$4,553

Non-interest income decreased by $237,000 to $5.2 million for 2006 compared with $5.4 million for 2005. Our non-interest income declined due to a decrease in gains on sales of government guaranteed loans of $476,000, or 75.8% for 2006 to $152,000 compared to 2005. This decrease reflects the cyclical nature of the premium recognition on government guaranteed loan originations and the timing on when these loans are closed and sold. We also experienced a decline in our service charges on deposit accounts due to a change in product fee structures during the second half of the year that we believe will make certain products more competitive, thereby increasing product sales over time. Service charges on deposit accounts decreased $290,000 or 10.3% for 2006 to $2.5 million compared to 2005. These decreases were partially offset by increased income from gains on sales of loans originated for sale and fees received from brokering long-term home loans to the secondary market through our mortgage division, which we acquired in January 2006. Gains on sales of loans originated for sale and broker fees received were $637,000 for 2006 compared to $292,000 in 2005.

Non-interest income increased by $880,000 to $5.4 million for 2005 compared with 2004. During 2005 we earned $628,000 from the sale of government guaranteed loans compared with $58,000 during 2004 due to greater emphasis on guaranteed lending, as previously described. Our non-interest income also increased as a result of the acquisition of Citizens Financial Bank in January 2005 and the full-year effect of our United Community Bank acquisition in July 2004. We also recognized $43,000 of net gains on sales of fixed assets during the year.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2006	2005	2004
	(in thousands)
Salary and employee benefits	$11,432	$11,489	$9,783
Occupancy and equipment	2,474	2,692	2,784
State franchise tax	1,074	993	980
Professional fees	622	1,132	744
Communications	511	527	535
Postage and delivery	508	486	422
Office supplies	462	381	371
Advertising	645	362	239
Loss on early extinguishment of debt	280	—	—
Other real estate owned expense	249	190	249
Other	1,528	1,795	1,618

Total non-interest expense	$19,785	$20,047	$17,725

Non-interest expense for the year ended December 31, 2006 of $19.8 million represented a 1.3% decrease from $20.0 million for the same period last year. Salaries and employee benefits are the largest component of non-interest expense. This expense was largely unchanged from 2006 to 2005 as cost of living wage increases, the planned addition of lending staff, and expenses associated with the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, were offset by efficiencies realized from earlier consolidation efforts and decreases in our group benefit health insurance costs.

Occupancy expense declined $218,000 or 8.1% to $2.5 million in 2006 from $2.7 million in 2005. Professional fees declined $510,000 or 45.1% to $622,000 in 2006 from $1,132,000 in 2005. Reductions in these costs are attributable to savings and efficiencies gained from our reorganization in late 2005.

Non-interest expense savings were partially offset by increases in state franchise taxes and advertising expenses. State franchise taxes are based primarily on average capital levels. These taxes increased 8.2% from 2005 to 2006 as our capital grew. Advertising expenses increased $283,000 or 78.2% to $645,000 in 2006 from $362,000 in 2005. We increased our advertising expenditures in connection with branding the bank’s new name, PBI Bank, Inc.

A loss on early extinguishment of debt for $280,000 was recognized in connection with re-financing $14.0 million of our junior subordinated debentures. We expect to realize annual interest expense savings to offset this write-off.

Non-interest expense increased $2.3 million, or 13.1%, to $20.0 million for 2005 compared with 2004. The primary factors impacting non-interest expense were our acquisition of Citizens Financial Bank in January 2005 and the full-year effect of our United Community Bank acquisition in July 2004. Non-interest expense attributed to the acquired operations was $1.9 million for 2005 compared with $698,000 for 2004. Other factors impacting non-interest expense include additional operating and employee compensation expenses relating to planned growth in our lending staff and an average 3% cost of living increase for our employees. Employee compensation and benefits, the largest component of non-interest expense, increased $1.7 million, or 17.4%, during 2005. Our efficiency ratio was 47.96% for 2005 compared with 51.07% for 2004. The improved results are attributable to our continued efforts to maintain low operating expenses coupled with our improved net interest income and non-interest income.

Income Tax Expense – Income tax expense was $6.9 million for 2006 compared with $2.2 million for 2005 and $2.8 million for 2004. Our company and certain of its former subsidiaries were subchapter S corporations. As such, they were not historically subject to federal income tax at the corporate level, while certain other of our subsidiaries were subject to federal income tax in prior years. After 2005, all of our net income and all of the net income of our wholly owned subsidiary, PBI Bank, are subject to federal income tax.

On December 31, 2005, when the Subchapter S elections were voluntarily terminated, certain deferred tax assets and liabilities were reinstated, effectively reducing 2005 income tax expense by $1.5 million. Income tax expense would have increased approximately $4.0 million for 2005 and approximately $2.2 million for the year ended December 31, 2004, had our company and our bank subsidiaries that were subchapter S corporations been subject to federal income tax during those periods.

Analysis of Financial Condition

Total assets at December 31, 2006 were $1.05 billion compared with $991.5 million at December 31, 2005, an increase of $59.5 million or 6.0%. This increase was primarily attributable to an increase of $61.8 million in net loans from organic loan growth. The increase was partially offset by an $8.9 million decrease in securities available for sale.

Total assets at December 31, 2005 increased to $991.5 million compared with $887.2 million at December 31, 2004, an increase of $104.3 million. The increase was primarily related to an increase in net loans receivable of $55.9 million, an increase in goodwill and other intangibles of $9.4 million, an increase in federal funds sold of $26.8 million and an increase in investment securities of $14.5 million. We acquired $37.9 million of assets, including $26.9 million of loans, in our January 2005 acquisition of Citizens Financial Bank. The growth in investment securities, loans, and federal funds sold was principally funded with deposits, which increased by $88.0 million. Increased goodwill and other intangibles resulted from the acquisition of the minority interests in connection with our reorganization.

Loans Receivable – Loans receivable increased $62.4 million or 7.9% during the year ended December 31, 2006 to $854.4 million. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $49.6 million or 9.1% during 2006 and comprised 69.7% of the total loan portfolio at December 31, 2006.

Loans receivable increased $57.8 million or 7.9% to $792.0 million at December 31, 2005 compared with $734.2 million at December 31, 2004. We acquired $26.9 million of loans in our acquisition of Citizens Financial Bank. Our commercial, commercial real estate, and real estate construction portfolios increased $48.3 million, or 9.7%, to $545.8 million at December 31, 2005. At December 31, 2005, these loans comprised 68.9% of the total loan portfolio compared with 67.8% of the loan portfolio at December 31, 2004.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$324,354	37.96%	$305,099	38.52%
Construction	211,973	24.81	190,080	24.00
Residential	195,591	22.89	177,683	22.44
Home equity	19,099	2.24	22,707	2.87
Commercial	59,113	6.92	50,626	6.39
Consumer	29,709	3.48	30,808	3.89
Agriculture	13,436	1.57	13,625	1.72
Other	1,092	0.13	1,323	0.17

Total loans	$854,367	100.00%	$791,951	100.00%

	As of December 31,
	2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$306,980	41.81%	$267,870	42.28%	$258,647	45.69%
Construction	142,359	19.39	105,061	16.58	69,691	12.31
Residential	169,529	23.09	161,013	25.41	143,603	25.37
Home equity	19,662	2.68	16,567	2.61	13,921	2.46
Commercial	48,152	6.56	38,802	6.12	37,535	6.63
Consumer	34,353	4.68	31,529	4.98	30,975	5.47
Agriculture	11,700	1.59	10,844	1.71	10,558	1.87
Other	1,446	0.20	1,972	0.31	1,117	0.20

Total loans	$734,181	100.00%	$633,658	100.00%	$566,047	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $23.6 million at December 31, 2006.

At December 31, 2006, we had seven loan relationships with aggregate extensions of credit in excess of $10 million. These loans are performing as agreed and we believe they are adequately collateralized.

As of December 31, 2006, we had $21.9 million of participations in real estate loans purchased from, and $99.8 million of participations in real estate loans sold to, other banks. As of December 31, 2005, we had $18.9 million of participations in real estate loans purchased from, and $74.1 million of participations in real estate loans sold to, other banks.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter owns an interest of 38.6% and his brother, William G. Porter, owns an interest of 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,500 monthly fee from The Peoples Bank, Taylorsville and a $2,500 a monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2006, we had $4.1 million of participations in real estate loans purchased from, and $12.9 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2005, we had $8.4 million of participations in real estate loans purchased from, and $15.3 million of participations in real estate loans sold to, these affiliate banks.

Loan Maturity Schedule – The following table sets forth information at December 31, 2006, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2006
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Real estate:
Commercial	$13,960	$88,866	$10,757	$113,583
Construction	14,572	10,588	1,239	26,399
Residential	20,595	57,730	58,699	137,024
Home equity	—	52	268	320
Commercial	10,278	10,400	823	21,501
Consumer	6,620	18,712	1,550	26,882
Agriculture	3,471	2,828	34	6,333
Other	639	400	—	1,039

Total fixed rate loans	$70,135	$189,576	$73,370	$333,081

Loans with floating rates:
Real estate:
Commercial	$47,601	$84,832	$78,338	$210,771
Construction	115,905	66,148	3,521	185,574
Residential	14,704	17,278	26,585	58,567
Home equity	248	2,730	15,801	18,779
Commercial	24,006	7,074	6,532	37,612
Consumer	1,950	607	270	2,827
Agriculture	4,876	1,613	614	7,103
Other	—	—	53	53

Total floating rate loans	$209,290	$180,282	$131,714	$521,286

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of legal counsel.

Interest income on loans is recognized on the accrual basis except for those loans placed on non-accrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, which typically occurs after the loan becomes 90 days delinquent. When interest accrual is discontinued, existing accrued interest is reversed and interest income is subsequently recognized only to the extent cash payments are received.

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. New and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure are classified as repossessed assets until they are sold. When such property is acquired it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent gains and losses are included in non-interest income and non-interest expense.

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Past due 90 days or more still on accrual	$2,010	$1,969	$1,329	$1,424	$1,911
Loans on non-accrual status	6,930	5,045	4,279	2,122	2,033

Total non-performing loans	8,940	7,014	5,608	3,546	3,944
Real estate acquired through foreclosure	2,415	1,781	1,667	2,166	8,185
Other repossessed assets	9	1	27	166	371

Total non-performing assets	$11,364	$8,796	$7,302	$5,878	$12,500

Non-performing loans to total loans	1.05%	0.89%	0.76%	0.56%	0.70%
Non-performing assets to total loans	1.33%	1.11%	0.99%	0.93%	2.21%

Interest income that would have been earned on non-performing loans was $437,000, $266,000 and $143,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Interest income recognized on accruing non-performing loans was $34,000, $18,000, and $7,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Past due loans increased $41,000 from December 31, 2005 to December 31, 2006. Non-accrual loans increased $1.9 million from December 31, 2005 to December 31, 2006. This increase was primarily attributable to three residential construction loans and five related commercial loans. Management believes these loans are well secured and has begun the appropriate collection actions to resolve them.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Balances at beginning of period	$12,197	$10,261	$8,094	$6,674	$5,880

Loans charged-off:
Real estate	467	1,411	253	460	409
Commercial	132	1,117	495	541	1,418
Consumer	436	519	552	477	442
Agriculture	1	—	—	—	—
Other	—	37	14	13	16

Total charge-offs	1,036	3,084	1,314	1,491	2,285

Recoveries:
Real estate	59	246	22	35	27
Commercial	121	222	38	37	14
Consumer	83	100	55	62	63
Agriculture	3	—	—	—	—
Other	—	—	1	4	1

Total recoveries	266	568	116	138	105

Net charge-offs	770	2,516	1,198	1,353	2,180

Provision for loan losses	1,405	3,645	2,533	2,773	2,974
Balance acquired in bank acquisition	—	807	832	—	—

Balance at end of period	12,832	$12,197	$10,261	$8,094	$6,674

Allowance for loan losses to total loans	1.50%	1.54%	1.40%	1.28%	1.18%
Net charge-offs to average loans outstanding	0.09%	0.32%	0.18%	0.23%	0.40%
Allowance for loan losses to total non-performing loans	143.53%	173.90%	187.97%	228.26%	169.22%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses in comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting By Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated allowance calculations described below. Changes in specific reserves from period to period are the result in changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for known and inherent losses in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

We make specific allowances for each impaired loan based on its type and classification as discussed above. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Our emphasis on continued growth of our loan portfolio through the origination of construction, commercial mortgage and 1-4 family residential loans has been one of the more significant factors we have taken into account in evaluating the general portion of our allowance for loan losses.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. Due to the relative stability of many of the factors listed above, the unallocated portion of our allowance for loan losses as a percentage of the total allowance has remained consistent over the periods presented. As of December 31, 2006 and 2005, the unallocated portions of the allowance for loan losses were $609,000, or 4.7% of the total allowance, and $568,000, or 4.7% of the total allowance, respectively.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. We decreased the allowance for loan losses as a percentage of loans outstanding to 1.50% at December 31, 2006 from 1.54% at December 31, 2005. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans categorized as watch list loans show warning elements where the present status portrays one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans to assist in assessing the adequacy of the allowance for loan losses.

In establishing the appropriate classification for specific assets, management considers, among other factors, the estimated value of the underlying collateral, the borrower’s ability to repay, the borrower’s repayment history and the current delinquent status. As a result of this process, loans are categorized as special mention, substandard or doubtful.

Loans classified as “special mention” do not have all of the characteristics of substandard or doubtful loans. They have one or more deficiencies which warrant special attention and which corrective action, such as accelerated collection practices, may remedy.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected.

Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

Once a loan is deemed impaired or uncollectible as contractually agreed, the loan is charged-off either partially or in-full against the allowance for loan losses, based upon the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of collateral with respect to collateral-based loans.

During the evaluation of the loan portfolio, any loans that are not classified or rated special mention are referred to as “pass’ loans.

As of December 31, 2006, we had $22.4 million of loans classified as substandard, $878,000 classified as doubtful, $1.7 million classified as special mention and none classified as loss. This compares with $27.6 million of loans classified as substandard, $626,000 classified as doubtful, $3.9 million classified as special mention and none classified as loss as of December 31, 2005. The $5.2 million decrease in loans classified as substandard is primarily attributable to the natural progression of classified credits back to acceptable performance standards, and hence upgraded to watch or pass, or through the workout phase and ultimate collection via foreclosure, liquidation of collateral, or charge-off. We continue to monitor these credits regularly. As of December 31, 2006, we had specific allocations of $3.1 million in the allowance for loan losses related to these classified loans.

We recorded a provision for loan losses of $1.4 million for the year ended December 31, 2006, compared with $3.6 million for 2005 and $2.5 million for 2004. The total allowance for loan losses was $12.8 million or 1.50% of total loans at December 31, 2006, compared with $12.2 million or 1.54% of total loans at December 31, 2005, and $10.3 million or 1.40% of total loans at December 31, 2004. The increased allowance is primarily due to increases in our loan portfolio of $62.4 million from December 31, 2005 to December 31, 2006 and $57.8 million from December 31, 2004 to December 31, 2005. Net charge-offs were $770,000 for the year ended December 31, 2006 compared with $2.5 million for 2005 and $1.2 million for 2004. In connection with our reorganization and the consolidation of our loan review processes at the end of 2005, we conducted a thorough review of our loan portfolio, resulting in an increase in charge-offs and an increased provision for loan losses.

We acquired a financial institution in each of 2004 and 2005 and applied generally accepted accounting principles in connection with these acquisitions. More specifically, we applied the provisions of Statement of Position 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to the 2005 transaction. We identified no substantial loan or homogenous group of loans having evidence of deterioration of credit quality as defined by the statement. As a result, the existing allowance for loan loss in the amount of $807,000 was recorded as of the date of acquisition.

The following table depicts management’s allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management’s current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance. The allocation is made by analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

			As of December 31,
			2006		2005
			Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
			(dollars in thousands)
Real estate:
Commercial			$6,519	37.96%	$5,529	38.52%
Residential			1,103	25.13	1,194	25.31
Construction			2,000	24.81	1,950	24.00
Commercial			896	6.92	1,020	6.39
Consumer			460	3.48	563	3.89
Other			1,245	1.70	1,373	1.89
Unallocated			609	—	568	—

Total			$12,832	100.00%	$12,197	100.00%

	As of December 31,
	2004		2003		2002
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$4,215	41.81%	$3,172	42.28%	$3,040	45.69%
Residential	843	25.77	655	28.02	663	27.83
Construction	1,652	19.39	1,063	16.58	692	12.31
Commercial	1,230	6.56	1,091	6.12	634	6.63
Consumer	549	4.68	465	4.98	464	5.47
Other	1,216	1.79	1,051	2.02	982	2.07
Unallocated	556	—	597	—	199	—

Total	$10,261	100.00%	$8,094	100.00%	$6,674	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $8.9 million, or 8.6%, to $95.1 million at December 31, 2006 compared with $104.0 million at December 31, 2005.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$16,057	$1	$(345)	$15,713	$21,910	$4	$(507)	$21,407
Mortgage-backed	55,340	150	(642)	54,848	59,630	201	(895)	58,936
State and municipal	17,698	280	(60)	17,918	17,323	217	(225)	17,315
Corporate	2,367	84	—	2,451	2,381	128	—	2,509
Equity	3,424	876	(140)	4,160	3,535	547	(256)	3,826

Total	$94,886	$1,391	$(1,187)	$95,090	$104,779	$1,097	$(1,883)	$103,993

The following table sets forth the scheduled maturities, fair values and weighted-average yields for our securities held at December 31, 2006:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$2,138	3.62%	$12,230	3.81%	$1,345	4.83%	$—	—%	$15,713	3.84%
Mortgage-backed	4	6.50	221	6.30	13,652	4.52	40,971	5.28	54,848	5.01
State and municipal	—	—	516	6.11	6,950	5.71	10,452	6.20	17,918	6.15
Corporate bonds	504	5.55	1,067	6.14	358	6.67	522	8.32	2,451	6.56

Total	$2,646	3.99%	$14,034	4.10%	$22,305	4.94%	$51,945	5.49%	$90,930	5.03%

Equity									4,160

Total									$95,090

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 34%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2006, 74.7% of the mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 20.7 years.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out of market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2006, total deposits increased $55.3 million compared with 2005. During 2005, total deposits increased by $88.0 million compared with 2004. The increase in deposits each year was primarily in money market accounts and certificate of deposit balances.

Our online Ascencia division has been a reliable source of deposit customers from throughout the United States, while paying interest rates on its certificates of deposit comparable to the interest rates we pay on certificates of deposit offered by PBI Bank in our Kentucky markets.

To evaluate our funding needs in light of deposit trends resulting from continually changing conditions, management and board committees evaluate simulated performance reports that forecast changes in margins along with other pertinent economic data. We continue to offer attractively priced deposit products along our product line to allow us to retain deposit customers and reduce interest rate risk during various rising and falling rate cycles.

We offer savings accounts, NOW accounts, money market accounts and fixed rate certificates with varying maturities. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our management adjusts interest rates, maturity terms, service fees and withdrawal penalties on our deposit products periodically. The variety of deposit products allows us to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into outside investment alternatives. However, our ability to attract and maintain deposits and the costs of these funds has been, and will continue to be, significantly affected by market conditions.

The following table sets forth the average balances and weighted average rates paid for our deposits for the periods indicated. Average balances are calculated as the average of all quarter-ends during the period and the quarter ended just prior to the beginning of the period.

	For the Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$64,778		$64,395		$55,001
Interest Checking	51,127	1.60%	60,551	1.32%	62,604	1.29%
Money Market	36,140	3.43	52,168	2.61	30,763	1.42
Savings	23,455	0.90	26,210	0.57	25,507	0.56
Certificates of Deposit	634,919	4.40	568,353	3.40	496,061	3.14

Total Deposits	$810,419		$771,667		$669,936

Weighted Average Rate		3.73%		2.80%		2.53%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$473,813	4.36%	$437,351	3.37%	$405,159	3.09%
$100,000 or more	161,106	4.53	131,002	3.51	90,902	3.34

Total	$634,919	4.40%	$568,353	3.40%	$496,061	3.14%

The following table shows at December 31, 2006 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$49,079
Three months through six months	42,288
Six months through twelve months	61,690
Over twelve months	29,834

Total	$182,891

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2006 we had $47.6 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $96.7 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2006	2005	2004
	(dollars in thousands)
Average balance outstanding	$57,847	$54,342	$53,939
Maximum amount outstanding at any month-end during the period	77,680	64,150	60,008
End of period balance	47,562	63,563	50,961
Weighted average interest rate:
At end of period	4.69%	4.30%	3.13%
During the period	4.68%	3.78%	2.73%

Junior Subordinated Debentures – At December 31, 2006, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	As of December 31, 2006, the 3-month LIBOR was 5.36%.
(2)	The debentures are callable approximately five years after the issuance date at their principal amount plus accrued interest.

On December 18, 2006, three of the Company’s wholly owned trust subsidiaries (Porter Statutory Trust I, BBA Statutory Trust I, and Ascencia Statutory Trust I) redeemed a total of $14 million of floating rate trust preferred securities. These floating rate trust preferred securities were subject to a quarterly distribution at a floating rate equal to the three-month LIBOR plus 3.60% per annum. The floating rate trust preferred securities were redeemed at their $1,000 liquidation amount, plus all accrued and unpaid distributions per security to the redemption date. The redemption of the trust preferred securities was funded with the proceeds of a private placement of $14 million in aggregate principal amount of trust preferred securities on December 14, 2006. The newly issued trust preferred securities were issued by Porter Statutory Trust IV, a newly formed trust subsidiary of Porter. The new trust preferred securities mature March 1, 2037, are redeemable at Porter’s option beginning after five years, and require quarterly distributions at a floating rate equal to three-month LIBOR plus 1.67% per annum.

In connection with the redemption, we wrote-off approximately $280,000 of unamortized issuance costs during the fourth quarter. Given the current interest rate environment, expected annual interest expense savings arising from these transactions should offset the write-off.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures, which mature February 13, 2034, April 15, 2034, and March 1, 2037 are redeemable before the maturity date at our option on or after March 17, 2009, June 17, 2009, and March 1, 2012, respectively, at their principal amount plus accrued interest. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. If we defer these interest payments, we would be prohibited from paying dividends on our common stock.

In late 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from our consolidated financial statements. We adopted FIN 46R on December 31, 2003 and as a result, no longer reflect the trust preferred securities in our consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in our consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown in our consolidated statements of income.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess is includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009. As of December 31, 2006, Porter Bancorp’s trust preferred securities totaled 21% of its Tier I capital.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30 year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year before maturity.

Liquidity

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that we meet our cash flow needs at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. Our Asset Liability Committee continually monitors and reviews our liquidity position.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2005 and 2006, we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2006, these deposits totaled $1.5 million. We also secured federal funds borrowing lines from major correspondent banks totaling $21.0 million on an unsecured basis and an additional $15.0 million on a secured basis.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2006, we had an unused borrowing capacity with the FHLB of $96.7 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $36.4 million to $108.3 million at December 31, 2006 compared with $71.9 million at December 31, 2005. The increase was due to the completion of our initial public offering and net income earned during 2006 reduced by dividends declared. Both our company and PBI Bank qualified as well capitalized under regulatory guidelines at December 31, 2006.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2006, without prior approval, PBI Bank had approximately $19.8 million of retained earnings that could be utilized for payment of dividends.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. At December 31, 2006, Porter Bancorp’s and PBI Bank’s ratios of Tier I capital and total capital to risk-adjusted assets, and leverage ratios exceeded the minimum regulatory requirements and the minimum requirements for well capitalized institutions.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2006:

	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	14.32%	11.56%
Total risk-based capital	8.0	10.0%	15.57	12.81
Tier I leverage ratio	4.0	5.0%	11.86	9.56

Off Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$48,217	$31,592	$4,754	$31,708	$116,271
Standby letters of credit	5,408	996	—	—	6,404

Total	$53,625	$32,588	$4,754	$31,708	$122,675

Standby Letters of Credit – Standby letters of credit are written conditional commitments we issue to guarantee the performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the customer. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Commitments to Extend Credit – We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for loan losses.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2006:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$559,162	$79,154	$18,212	$163	$656,691
FHLB advances (1)	—	26,500	—	5,000	31,500
FHLB borrowing (2)	3,088	4,292	2,837	5,845	16,062
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$562,250	$109,946	$21,049	$36,008	$729,253

(1)	Includes a $25 million single maturity variable rate advance with a rate of 5.37% and $6.5 million of single maturity fixed rate advances with rates ranging from 4.48% to 5.64%.
(2)	Fixed rate mortgage-matched borrowing with rates ranging from 0% to 9.10%, and maturities ranging from 2007 through 2035.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

We have an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on our loans and investments, the value of these assets decreases or increases respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”). The ALCO, which is comprised of senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management polices. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

We utilize an earnings simulation model to analyze net interest income sensitivity. We then evaluate potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at December 31, 2006 and December 31, 2005. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 6.3% at December 31, 2006 compared with a decrease of 9.0% at December 31, 2005. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 5.4% at December 31, 2006 compared with an increase of 8.3% at December 31, 2005.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2006, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$3,566	10.33%
+ 100 basis points	1,850	5.36
- 100 basis points	(2,175)	(6.30)
- 200 basis points	(5,426)	(15.72)

We also monitor the repricing terms of our assets and liabilities through gap matrix reports for the rates in unchanged, rising and falling interest rate scenarios. The reports illustrate, at designated time frames, the dollar amount of assets and liabilities maturing or repricing.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$41,975	$—	$—	$—	$—	—	$41,975
Investment securities	5,548	3,958	9,073	48,594	23,757	4,160	95,090
FHLB stock	8,978	—	—	—	—	—	8,978
Loans, net of allowance	509,606	52,835	74,963	192,187	24,776	(12,832)	841,535
Fixed and other assets	—	—	—	—	—	63,428	63,428

Total assets	$566,107	$56,793	$84,036	$240,781	$48,533	$54,756	$1,051,006

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$135,985	$—	$—	$—	$—	$—	$135,985
Certificates of deposit	160,447	164,906	233,808	97,367	163	—	656,691
Borrowed funds	51,568	430	870	8,293	12,535	—	73,696
Other liabilities	—	—	—	—	—	76,288	76,288
Stockholders’ equity	—	—	—	—	—	108,346	108,346

Total liabilities and stockholders’ equity	$348,000	$165,336	$234,678	$105,660	$12,698	$184,634	$1,051,006

Period gap	$218,107	$(108,543)	$(150,642)	$135,121	$35,835

Cumulative gap	$218,107	$109,564	$(41,078)	$94,043	$129,878

Period gap to total assets	20.75%	(10.33%)	(14.33%)	12.86%	3.41%

Cumulative gap to total assets	20.75%	10.42%	(3.91%)	8.95%	12.36%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	162.67%	34.35%	35.81%	227.88%	382.21%

Our one-year cumulative gap position as of December 31, 2006 was negative $41.1 million or 3.9% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the

    Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying balance sheets of Porter Bancorp, Inc. as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Louisville, Kentucky

March 16, 2007

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2006	2005
Assets
Cash and due from financial institutions	$15,306	$18,808
Federal funds sold	40,957	33,473

Cash and cash equivalents	56,263	52,281
Interest-bearing deposits in other financial institutions	—	200
Securities available for sale	95,090	103,993
Loans, net of allowance of $12,832 and $12,197, respectively	841,535	779,754
Premises and equipment	13,774	14,341
Goodwill	12,881	12,829
Accrued interest receivable and other assets	31,463	28,083

Total assets	$1,051,006	$991,481

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$69,180	$62,379
Interest bearing	792,676	744,200

Total deposits	861,856	806,579

Federal funds purchased and repurchase agreements	1,134	4,576
Notes payable	—	9,600
Federal Home Loan Bank advances	47,562	63,563
Accrued interest payable and other liabilities	7,108	10,287
Junior subordinated debentures	25,000	25,000

Total liabilities	942,660	919,605

Commitments and contingent liabilities (Note 15)	—	—

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,622,447 and 5,000,000 shares issued and outstanding, respectively	64,820	25,638
Non-voting common stock, no par, 9,000,000 shares authorized, none and 1,332,447 shares issued and outstanding, respectively	—	12,522
Additional paid-in capital	11,036	10,879
Retained earnings	32,355	23,356
Accumulated other comprehensive income (loss)	135	(519)

Total stockholders' equity	108,346	71,876

Total liabilities and stockholders’ equity	$1,051,006	$991,481

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2006	2005	2004
Interest income
Loans, including fees	$66,786	$56,858	$45,842
Taxable securities	3,708	3,616	3,004
Tax exempt securities	703	661	564
Federal funds sold and other	1,666	919	537

	72,863	62,054	49,947

Interest expense
Deposits	30,211	21,634	16,946
Federal Home Loan Bank advances	2,710	2,056	1,472
Junior subordinated debentures	2,117	1,661	1,129
Notes payable	431	6	4
Federal funds purchased and other	153	308	147

	35,622	25,665	19,698

Net interest income	37,241	36,389	30,249
Provision for loan losses	1,405	3,645	2,533

Net interest income after provision for loan losses	35,836	32,744	27,716

Non-interest income
Service charges on deposit accounts	2,537	2,827	2,618
Net gain on sales of government guaranteed loans	152	628	58
Net gain on sales of loans originated for sale	284	—	—
Net gain on sales of securities	50	19	98
Net gain on sales of other assets	4	46	337
Other	2,169	1,913	1,442

	5,196	5,433	4,553

Non-interest expense
Salaries and employee benefits	11,432	11,489	9,783
Occupancy and equipment	2,474	2,692	2,784
State franchise tax	1,074	993	980
Advertising	645	362	239
Professional fees	622	1,132	744
Communications	511	527	535
Loss on early extinguishment of debt	280	—	—
Other	2,747	2,852	2,660

	19,785	20,047	17,725

Income before minority interest	21,247	18,130	14,544
Minority interest in net income of consolidated subsidiaries	—	1,314	898

Income before income taxes	21,247	16,816	13,646
Income tax expense	6,908	2,201	2,759

Net income	$14,339	$14,615	$10,887

Basic and diluted earnings per share	$2.15	$2.49	$1.86

Pro forma data (unaudited) (1):
Net Income:
As reported	$14,339	$14,615	$10,887
Adjustments
Add-back of minority interests (2)	—	1,314	898
Additional taxes (3)	—	(3,963)	(2,186)
Acquisition funding (4)	—	(587)	(587)

Adjusted net income	$14,339	$11,379	$9,012

Weighted average shares outstanding:
As reported and adjusted for stock split	6,678,337	5,869,496	5,868,224
Shares issued in the Ascencia transaction	—	462,951	464,223

Adjusted shares outstanding	6,678,337	6,332,447	6,332,447

Basic and diluted earnings per share	$2.15	$1.80	$1.42

(1)	The pro forma adjustments present the Company’s 2005 results as if its acquisition of minority interests in subsidiary banks and the termination of its S corporation status, which were effective on December 31, 2005, were in effect for all of 2005 and 2004.
(2)	This adjustment reflects the minority interests in subsidiary acquired in a corporate reorganization on December 31, 2005.
(3)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported tax expense to reflect the conversion from Subchapter S corporation to C corporation status effective December 31, 2005.
(4)	Acquisition funding for the reorganization includes $9.5 million in senior notes at an annual 6% interest rate and $5.3 million in cash at an assumed annual 6% interest rate, net of tax at a 34% tax rate.

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common	Non-Voting Common	Common	Non-Voting Common
Balances, January 1, 2004	3,995,406	1,872,818	$21,538	$4,785	$10,879	$23,865	$1,169	$62,236

Comprehensive income:
Net income	—	—	—	—	—	10,887	—	10,887
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	(246)	(246)

Total comprehensive income	—	—	—	—	—	—	—	10,641

Dividends declared ($1.13 per share)	—	—	—	—	—	(6,656)	—	(6,656)

Balances, December 31, 2004	3,995,406	1,872,818	21,538	4,785	10,879	28,096	923	66,221

Comprehensive income:
Net income	—	—	—	—	—	14,615	—	14,615
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	(1,442)	(1,442)

Total comprehensive income	—	—	—	—	—	—	—	13,173

Dividends declared ($1.68 per share)	—	—	—	—	—	(9,855)	—	(9,855)
Issuance of notes payable in the merger of entities under common control	—	—	—	—	—	(9,500)	—	(9,500)
Issuance of non-voting shares	—	464,223	—	11,837	—	—	—	11,837
Conversion of non-voting stock to voting	1,004,594	(1,004,594)	4,100	(4,100)	—	—	—	—

Balances, December 31, 2005	5,000,000	1,332,447	25,638	12,522	10,879	23,356	(519)	71,876

Issuance of stock in initial public offering, net	1,250,000	—	26,660	—	—	—	—	26,660
Issuance of unvested stock	—	41,600	—	—	—	—	—	—
Forfeited unvested stock	—	(1,600)	—	—	—	—	—	—
Conversion of non-voting stock to voting	1,372,447	(1,372,447)	12,522	(12,522)	—	—	—	—
Stock-based compensation expense	—	—	—	—	157	—	—	157
Comprehensive income:
Net income	—	—	—	—	—	14,339	—	14,339
Changes in net unrealized gain (loss) on securities held for sale, net of tax effects	—	—	—	—	—	—	654	654

Total comprehensive income	—	—	—	—	—	—	—	14,993

Dividends declared ($0.80 per share)	—	—	—	—	—	(5,340)	—	(5,340)

Balances, December 31, 2006	7,622,447	—	$64,820	$—	$11,036	$32,355	$135	$108,346

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$14,339	$14,615	$10,887
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,976	2,153	2,168
Provision for loan losses	1,405	3,645	2,533
Net amortization on securities	404	786	941
Stock-based compensation expense	157	—	—
Net gain on sales of loans	(284)	—	—
Loans originated for sale	(8,825)	—	—
Proceeds from sales of loans held for sale	9,109	—	—
Net (gain) loss on other real estate owned	(18)	(3)	18
Net realized gain on sales of securities	(50)	(19)	(98)
Earnings on bank owned life insurance	(258)	(216)	(90)
Federal Home Loan Bank stock dividends	(503)	(410)	(306)
Net change in accrued interest receivable and other assets	(841)	(3,216)	(652)
Net change in accrued interest payable and other liabilities	(3,515)	1,638	295

Net cash from operating activities	13,096	18,973	15,696

Cash flows from investing activities
Net change in interest-bearing deposits with banks	200	233	230
Purchases of available-for-sale securities	(15,223)	(39,553)	(37,910)
Sales and calls of available-for-sale securities	4,421	3,445	1,980
Maturities and prepayments of available-for-sale securities	20,341	24,496	27,673
Maturities and prepayments of held-to-maturity securities	—	200	179
Proceeds from sale of other real estate owned	1,122	1,304	836
Improvements to other real estate owned	—	(17)	—
Loan originations and payments, net	(65,771)	(34,487)	(77,916)
(Purchases) sales of premises and equipment, net	(408)	1,658	(849)
Investment in bank owned life insurance	(1,100)	—	(5,000)
Acquisition of Associates Mortgage Group, net	(250)	—	—
Acquisition of Citizens Financial Bank, net	—	(1,079)	—
Acquisition of United Community Bank, net	—	—	171

Net cash from investing activities	(56,668)	(43,800)	(90,606)

Cash flows from financing activities
Net change in deposits	55,277	56,827	53,309
Net change in federal funds purchased and repurchase agreements	(3,442)	(10,714)	13,627
Repayment of notes payable	(9,600)	—	—
Repayment of Federal Home Loan Bank advances	(42,221)	(31,001)	(24,645)
Advances from Federal Home Loan Bank	26,220	41,662	28,147
Proceeds from junior subordinated debentures	14,000	—	11,000
Repayment of junior subordinated debentures	(14,000)	—	—
Minority interest in net income of subsidiaries	—	1,314	898
Issuance of common stock for initial public offering, net	26,660	—	—
Cash dividends paid to minority interests	—	(258)	(192)
Cash dividends paid	(5,340)	(9,855)	(6,656)

Net cash from financing activities	47,554	47,975	75,488

Net change in cash and cash equivalents	3,982	23,148	578
Beginning cash and cash equivalents	52,281	29,133	28,555

Ending cash and cash equivalents	$56,263	$52,281	$29,133

Supplemental cash flow information:
Interest paid	$34,736	$25,300	$19,685
Income taxes paid	7,295	3,911	2,880
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$1,764	$1,127	$559
Purchase of minority interests from issuance of notes payable and convertible non-voting common stock	—	23,761	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Porter Bancorp, Inc. (Company or PBI) and its subsidiary, PBI Bank (Bank), formerly The Central Bank USA, Inc. The Company owns a 100% interest in the Bank.

The Company provides financial services through its offices in Central Kentucky and Louisville. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and real estate loans. Substantially all loans are collateralized by specific items of collateral including business assets, commercial real estate, and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

On December 31, 2005, the Company acquired the minority ownership interests in Ascencia Bancorp, Inc., BBA, Inc., and Mammoth Bancorp, Inc., and merged these subsidiaries with the Company. Prior to this purchase, the Company owned a 25% interest in BBA, a 67% interest in Ascencia Bancorp, and a 67% interest in Mammoth Bancorp. The Company’s shareholders also owned approximately 34% of BBA prior to the purchase. BBA owned a 100% interest in Bullitt County Bank (Bullitt), Mammoth owned a 100% interest in Brownsville Deposit Bank (Brownsville), and Ascencia Bancorp owned a 100% interest in Ascencia Bank, Inc. (Ascencia). On December 31, 2005, Bullitt, Brownsville and Ascencia merged with the Bank. Green River Bank and Pioneer, both 100% owned, were merged into The Central Bank USA, Inc. on July 1, 2005. Inter-company transactions and accounts have been eliminated in consolidation. As further discussed in Note 10, a subsidiary trust that had previously been consolidated with the Company is now reported separately.

In conjunction with the mergers described above, the Company amended and restated its Articles of Incorporation. Effective upon the filing of the Articles of Amendment, the Company’s 3,265 issued shares of common stock, comprised of 2,609 shares of common stock and 656 shares of non-voting common stock, were reclassified as and converted into 5,000,000 of voting common shares. This reclassification has been reflected in all periods presented. In addition, the Company issued 1,332,447 shares of non-voting shares to certain stockholders in connection with the acquisitions of the minority interests in Ascencia and each of the mergers of BBA and Mammoth into the Company as of December 31, 2005.

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

Cash Flows – Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer and loan deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities – Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determined fair values are classified as available-for-sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments on mortgage backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Consumer and credit card loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual are reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned of $2.4 million and $1.8 million is included in other assets on the balance sheet at December 31, 2006 and 2005, respectively.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 33 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives ranging from 3 to 7 years.

Federal Home Loan Bank (FHLB) Stock – The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Goodwill and Intangible Assets – Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities, and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line basis over their estimated useful lives, 10 years.

Bank Owned Life Insurance – The Bank has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the cash surrender value, or the amount that can be realized.

Long-Term Assets – Premises and equipment, other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Repurchase Agreements – Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Benefit Plans – Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Stock-Based Compensation – The Company assumed the 2000 stock option plan of Ascencia Bank, Inc. on December 31, 2005, when the Company acquired the minority interest of Ascencia Bancorp, Inc. The Company exchanged an option to acquire one share of Ascencia common stock for an option to acquire 0.3922 shares of Company common stock. The exchange ratio is equivalent to the stock exchange ratio in the Ascencia acquisition agreement discussed in Note 17. The Plan provides for the award of stock options to eligible employees and employees of affiliate companies. In prior years compensation expense under stock options was reported using the intrinsic value method. There had been no compensation expense recognized in income since all options have been granted at no less than fair value. See Note 2 regarding the effect on the Bank’s net income if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

On February 23, 2006, the Company adopted the Porter Bancorp, Inc 2006 Stock Incentive Plan. On May 15, 2006 the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan. These Plans provide for stock awards and stock options. Instruments issued under these plans are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment”. Accordingly, the Company has recorded stock-based compensation cost using the fair value method for activity related to these plans.

Income Taxes – Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Effective January 1, 1999, the Company and the former The Central Bank USA, Inc. elected under section 1362 of the Internal Revenue Code to be taxed under the provisions of Subchapter S. As a result of that election, taxable income of the Company and The Central Bank was allocated to the Company’s stockholders, and no further provision for corporate federal income taxes was necessary. On December 31, 2005, the Subchapter S election was voluntarily terminated and the deferred tax assets and liabilities for the Company and The Central Bank were reinstated pursuant to Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. The former Ascencia Bancorp, Inc., BBA Inc., and Mammoth Bancorp, Inc., as well as each of their respective subsidiaries, have historically been subject to taxation under Subchapter C of the Internal Revenue Code, and record income tax expense or benefit in accordance with SFAS 109. See Note 12 for additional information.

Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Equity – Stock dividends in excess of 20% are reported by transferring the par value of the stock issued from retained earnings to common stock. Stock dividends for 20% or less are reported by transferring the fair value, as of the ex-dividend date, of the stock issued from retained earnings to common stock and additional paid-in capital. Fractional share amounts are paid in cash with a reduction in retained earnings.

Earnings Per Common Share – Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. These restrictions pose no practical limit on the ability of the Bank or Company to pay dividends at historical levels. (See Note 15 for more specific disclosure.)

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity's first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”, that changes the accounting for all servicing rights which are recorded as the result of purchasing a servicing right or selling a loan with servicing retained. SFAS No. 156 amends the current accounting guidance for servicing rights in that it allows companies to carry their servicing rights at fair value, where presently servicing rights are assessed for impairment based on their fair value at each reporting date, using lower of cost or market value. This pronouncement is effective January 1, 2007, although earlier adoption is permitted during the first quarter of 2006. The Company plans to adopt this standard on January 1, 2007. This standard will have no impact on the Company’s financial statements to the extent the Company maintains its present practice of selling loans only with servicing rights released.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in 2007. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 Topic 1N, “Financial Statements – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the dual approach to be used to compute the amount of a financial statement misstatement. More specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. A registrant’s financial statements require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. Registrants will not be required to restate prior period financial statements when initially applying SAB 108 if management properly applied its previous approach (i.e. rollover or iron curtain) given that all relevant qualitative factors were considered. SAB 108 states that, upon initial application, registrants may elect to (a) restate prior periods, or (b) record the cumulative effect of the initial application of SAB 108 in the carrying amounts of assets and liabilities, with the offsetting adjustment made to retained earnings. To the extent that registrants elect to record the cumulative effect of initially applying SAB 108, they will disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The disclosure will also include when and how each error being corrected arose and the fact that the errors had previously been considered immaterial. SAB 108 is effective for us for the fiscal year ending December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance””. FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. We are in the process of evaluating the impact, if any, the adoption of Issue 06-5 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard, however, management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4, however, management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

NOTE 2 – STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2006, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to year-end and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2006, the Company had granted outstanding options to purchase 227,820 shares and had awarded 40,000 unvested shares net of forfeitures. The Company has 326,184 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five year term. On September 22, 2006, the Company granted options to purchase 24,000 shares to non-employee directors in connection with the completion of the initial public offering. At December 31, 2006, 76,000 shares remain available for issue under this plan.

Effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share Based Payment.” The Company elected to utilize the modified prospective transition method; therefore, prior period results were not restated. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123(R) requires all share-based payments to directors, employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. Under the modified prospective method, unvested awards, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123(R). The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized.

All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Employee and affiliate options are granted as determined by the Board’s Compensation Committee. Options granted generally become fully exercisable at the end of 3 years of continued employment. Options granted under the 2000 plan have a life of 10 years while those granted under the 2006 plan have a life of 5 years.

The following table summarizes stock option activity as of and for the years indicated:

	December 31, 2006
	Options	Weighted Average Exercise Price
Outstanding, beginning	194,004	$25.50
Granted	58,816	24.60
Forfeited	(1,000)	25.50

Outstanding, ending	251,820	$25.29

The following table details stock options outstanding:

December 31, 2006
Stock options vested and currently exercisable:	199,539
Weighted average exercise price	$25.47
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.4
Total Options Outstanding:	251,820
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.7

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during 2006 or 2005. The Company recorded $82,000 of stock option compensation during 2006 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $29,000 was recognized. No options were modified during either period. As of December 31, 2006, no stock options issued by the Company have been exercised.

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

The weighted-average assumptions used are summarized as follows:

Risk-free interest rate	4.88%
Expected option life	3.5 years
Expected stock price volatility	22.0%
Expected dividend yield	3.7%
Fair value	$3.78

From time-to-time the Company awards unvested shares to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $75,000 of stock-based compensation during 2006 to salaries and employee benefits. A tax benefit of $26,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the years indicated:

	December 31, 2006
	Shares	Weighted Average Grant Price
Outstanding, beginning	—	$—
Granted	41,600	25.34
Forfeited	(1,600)	25.50

Outstanding, ending	40,000	$25.33

Unrecognized stock based compensation expense related to stock options and unvested shares for 2007 and beyond is estimated as follows (in thousands):

2007	$205
2008	174
2009	129
2010	105
2011 & thereafter	633

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(R) for the twelve months ended December 31, 2005:

	Twelve Months Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$14,615	$10,887
Less: Stock-based compensation expense determined under the fair value based method, net of taxes	(31)	(25)

Pro forma net income	$14,584	$10,862

Basic and diluted earnings per share as reported	$2.49	$1.86

Pro forma basic and diluted earning per share	$2.48	$1.85

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
December 31, 2006
U.S. Government and federal agency	$15,713	$1	$(345)
State and municipal	17,918	280	(60)
Mortgage-backed	54,848	150	(642)
Corporate bonds	2,451	84	—

Total debt securities	90,930	515	(1,047)
Equity	4,160	876	(140)

Total	$95,090	$1,391	$(1,187)

December 31, 2005
U.S. Government and federal agency	$21,407	$4	$(507)
State and municipal	17,315	217	(225)
Mortgage-backed	58,936	201	(895)
Corporate bonds	2,509	128	—

Total debt securities	100,167	550	(1,627)
Equity	3,826	547	(256)

Total	$103,993	$1,097	$(1,883)

Sales and calls of available for sale securities were as follows:

	2006	2005	2004
	(in thousands)
Proceeds	$4,421	$3,445	$1,980
Gross gains	73	125	140
Gross losses	23	106	42

The tax benefit (provision) related to these net gains and losses realized on sales were $(17,000), $(13,000) and $(15,000), respectively.

Contractual maturities of debt securities at year-end 2006 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities, are shown separately.

Available for Sale Fair Value
(in thousands)
Due in one year or less	$2,642
Due from one to five years	13,813
Due from five to ten years	8,653
Due after ten years	10,974
Mortgage-backed	54,848
Equity	4,160

Total	$95,090

Securities pledged at year-end 2006 and 2005 had carrying values of approximately $32,404,000 and $12,269,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

At year-end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2006
U.S. Government and federal agency	$11,092	$(272)	$4,114	$(73)	$15,206	$(345)
State and municipal	3,749	(46)	1,261	(14)	5,010	(60)
Mortgage-backed	22,932	(379)	14,633	(263)	37,565	(642)
Equity	—	—	663	(140)	663	(140)

Total temporarily impaired	$37,773	$(697)	$20,671	$(490)	$58,444	$(1,187)

2005
U.S. Government and federal agency	$12,446	$(215)	$8,447	$(292)	$20,893	$(507)
State and municipal	7,523	(167)	1,313	(58)	8,836	(225)
Mortgage-backed	31,298	(447)	18,564	(448)	49,862	(895)
Equity	555	(107)	660	(149)	1,215	(256)

Total temporarily impaired	$51,822	$(936)	$28,984	$(947)	$80,806	$(1,883)

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

As of December 31, 2006, the Company has 60 equity securities. Of these securities, fourteen had an unrealized loss of $140,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of December 31, 2006, management does not believe any equity securities should be classified as other than temporarily impaired.

NOTE 4 – LOANS

Loans at year-end were as follows:

	2006	2005
	(in thousands)
Commercial	$59,113	$50,626
Real estate	751,017	695,569
Agriculture	13,436	13,625
Consumer	29,709	30,808
Other	1,092	1,323

Subtotal	854,367	791,951
Less: Allowance for loan losses	(12,832)	(12,197)

Loans, net	$841,535	$779,754

Activity in the allowance for loan losses for the years indicated was as follows:

	2006	2005	2004
	(in thousands)
Beginning balance	$12,197	$10,261	$8,094
Acquired in bank acquisition	—	807	832
Provision for loan losses	1,405	3,645	2,533
Loans charged-off	(1,036)	(3,084)	(1,314)
Loan recoveries	266	568	116

Ending balance	$12,832	$12,197	$10,261

Impaired loans were as follows:

	2006	2005
	(in thousands)
Loans with no allocated allowance for loan losses	$2,048	$1,632
Loans with allocated allowance for loan losses	3,090	484

Total	$5,138	$2,116

Amount of the allowance for loan losses allocated	$896	$118

	2006	2005	2004
	(in thousands)
Average of impaired loans during the year	$3,881	$3,231	$3,955
Interest income recognized during impairment	18	48	75
Cash basis interest income recognized	18	48	75

Nonperforming loans were as follows:

	2006	2005
	(in thousands)
Loans past due 90 days or more still on accrual	$2,010	$1,969
Non-accrual loans	6,930	5,045

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2006	2005
	(in thousands)
Land and buildings	$13,396	$13,284
Furniture and equipment	14,628	14,330

	28,024	27,614
Accumulated depreciation	(14,250)	(13,273)

	$13,774	$14,341

Depreciation expense was $1,040,000, $1,246,000 and $1,455,000 for 2006, 2005 and 2004, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2006	2005
	(in thousands)
Beginning of year	$12,829	$3,574
Acquired goodwill	52	9,255

End of year	$12,881	$12,829

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$620	$172	$620	$78

Aggregate amortization expense was $94,000, $60,000 and $18,000 for 2006, 2005 and 2004, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2007	$62
2008	62
2009	62
2010	62
2011	62

NOTE 7 – DEPOSITS

Time deposits of $100,000 or more were approximately $182,891,000 and $148,724,000 at year-end 2006 and 2005, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2007	$559,162
2008	68,125
2009	11,029
2010	15,164
2011	3,048
Thereafter	163

$656,691

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities with a carrying amount of $1,012,000 and $1,520,000 at year-end 2006 and 2005, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2006	2005
	(in thousands)
Average daily balance during the year	$1,313	$1,271
Average interest rate during the year	1.76%	2.18%
Maximum month-end balance during the year	$1,602	$1,432
Weighted average interest rate at year-end	0.90%	2.44%

NOTE 9 – NOTES PAYABLE AND ADVANCES FROM FEDERAL HOME LOAN BANK

Notes payable consists of the following:

	2006	2005
	(in thousands)
Note payable to correspondent bank, due June 2006. Interest is variable (6.78% at year-end 2005) and is payable quarterly. The note is secured by the common stock of the Bank.	$—	$100
Notes payable to a related party, due in annual installments through December 2008. Interest is at 6% and is payable quarterly. The notes are unsecured.	—	9,500

Total	$—	$9,600

At year-end, advances from the Federal Home Loan Bank were as follows:

	2006	2005
	(in thousands)
Single maturity advances with fixed rates from 4.48% to 5.64% maturing from 2009 through 2012	$6,500	$7,720
Single maturity advance with a variable rate of 5.37% maturing 2008	25,000	36,500
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2007 through 2035	16,062	19,343

Total	$47,562	$63,563

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by approximately $316,326,000 and $179,331,000 of first mortgage loans, under a blanket lien arrangement at year-end 2006 and 2005. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $96,668,000 at year-end 2006.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2007	$3,088
2008	27,438
2009	3,354
2010	1,534
2011	1,303
Thereafter	10,845

$47,562

At year-end 2006, the Company had approximately $36,000,000 of federal funds lines of credit available from correspondent institutions, and $96,668,000 unused lines of credit with the Federal Home Loan Bank.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption at the liquidation preference. The junior subordinated debentures are redeemable at par prior to the maturity dates of February 13, 2034, April 15, 2034, and March 1, 2037, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed twenty (20) consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders. A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Optional Prepayment Date	Interest Rate	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034

				$25,000,000

On December 18, 2006, the Company refinanced $14 million of junior subordinated debentures which resulted in a write-off of $280,000 of unamortized debt issuance costs.

NOTE 11 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $369,000, $351,000 and $217,000 in 2006, 2005 and 2004, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $158,000, $142,000 and $57,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The related liability was $357,000 and $199,000 at December 31, 2006 and 2005, respectively, and is included in other liabilities on the balance sheets. The Company purchased life insurance on the participants. Life insurance with a cash surrender value of $1,100,000 was purchased during 2006. The cash surrender value of all insurance policies was $6,664,000 and $5,306,000 at December 31, 2006 and 2005, respectively. Income earned from the cash surrender value of life insurance totaled $258,000, $216,000 and $84,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The income is recorded as other non-interest income.

NOTE 12 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2006	2005	2004
	(in thousands)
Current	$6,779	$3,850	$3,123
Deferred	(129)	(1,649)	(364)

	$6,908	$2,201	$2,759

Effective tax rates differ from federal statutory rate of 35% in 2006 and 34% in 2005 and 2004 applied to income before income taxes due to the following.

	2006	2005	2004
	(in thousands)
Federal statutory rate times financial statement income	$7,436	$6,164	$4,945
Effect of:
Tax-exempt income	(224)	(131)	(115)
Non taxable life insurance income	(96)	(73)	(29)
Tax expense not incurred under provisions of subchapter S status	—	(2,351)	(2,064)
Reinstatement of deferred tax assets and liabilities	—	(1,472)	—
Federal tax credits	(38)	—	—
Other, net	(170)	64	22

Total	$6,908	$2,201	$2,759

Year-end deferred tax assets and liabilities were due to the following.

	2006	2005
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$4,413	$4,056
Net unrealized loss on securities available for sale	—	267
Net operating loss carryforward	279	384
Amortization of non-compete agreements	163	193
Other	397	274

	5,252	5,174

Deferred tax liabilities:
Depreciation	389	390
FHLB stock dividends	1,054	852
Purchase accounting adjustments	293	17
Net unrealized gain on securities available for sale	69	—
Other	399	402

	2,204	1,661

Net deferred tax asset	$3,048	$3,513

Effective January 1, 1999 through December 30, 2005, the Company and the former The Central Bank USA, Inc. were taxed under the provisions of Subchapter S of the Internal Revenue Code and no provision for federal income taxes was recorded. On December 31, 2005 the Subchapter S election was voluntarily terminated for these entities, and deferred tax assets and liabilities were reinstated at that time. The stockholders of the Company as of December 30, 2005 are subject to taxation on their individual interest in the combined taxable income reported by the Company and The Central Bank through December 30, 2005. The former Ascencia Bancorp, Inc., BBA Inc., and Mammoth Bancorp, Inc., as well as each of their respective subsidiaries, have historically been subject to taxation under Subchapter C of the Internal Revenue Code, and record income tax expense or benefit in accordance with SFAS 109.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2006 were as follows (in thousands):

Beginning balance	$4,715
New loans	534
Repayments	(3,387)

Ending balance	$1,862

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $7,329,000 and $5,608,000.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter owns an interest of 38.6% and his brother, William G. Porter, owns an interest of 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,500 monthly fee from The Peoples Bank, Taylorsville and a $2,500 a monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2006, we had $4.1 million of participations in real estate loans purchased from, and $12.9 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2005, we had $8.4 million of participations in real estate loans purchased from, and $15.3 million of participations in real estate loans sold to, these affiliate banks.

NOTE 14 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2006 and 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in millions) and ratios are presented below at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk-weighted assets
Consolidated	$130.4	15.6%	$67.2	8.0%	N/A	N/A
PBI Bank	106.7	12.8	66.8	8.0	$83.5	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$119.9	14.3	$33.6	4.0%	N/A	N/A
PBI Bank	96.3	11.6	33.4	4.0	$50.1	6.0%

Tier 1 Leverage Ratio
Consolidated	$119.9	11.9	$41.0	4.0%	N/A	N/A
PBI Bank	96.3	9.6	40.8	4.0	$51.0	5.0%

2005
Total Capital to risk-weighted assets
Consolidated	$93.8	12.0%	$62.5	8.0%	N/A	N/A
PBI Bank	97.4	12.6	62.1	8.0	$77.6	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$83.2	10.6	$31.2	4.0%	N/A	N/A
PBI Bank	87.7	11.3	31.0	4.0	$46.6	6.0%

Tier 1 Leverage Ratio
Consolidated	$83.2	8.6	$37.8	4.0%	N/A	N/A
PBI Bank	87.7	9.3	37.6	4.0	$47.0	5.0%

The Company’s primary source of funds to pay dividends to stockholders is the dividends it receives from the Bank. The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 2006, $19,844,000 of retained earnings was available to the Bank to pay dividends in future periods.

NOTE 15 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, lines of credit and letters of credit are issued to meet customer-financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The Company holds instruments, in the normal course of business, with clients that are considered financial guarantees in accordance with FIN 45, Guarantor’s Accounting and Disclosure Requirements and Guarantees, Including Indirect Guarantees of Indebtedness of Others. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. The Company evaluates each credit request of its customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate, and vehicles. The Company’s access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession. No liability is currently established for the standby letters of credit.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$7,085	$64,340	$4,050	$76,036
Unused lines of credit	7,330	37,516	4,499	36,459
Standby letters of credit	3,448	2,956	3,679	3,124

Commitments to make loans are generally made for periods of one year or less.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$56,263	$56,263	$52,281	$52,281
Interest-bearing deposits with banks	—	—	200	200
Securities available-for-sale	95,090	95,090	103,993	103,993
Loans, net	841,535	838,022	779,754	777,022
Federal Home Loan Bank stock	8,978	8,978	8,475	8,475
Accrued interest receivable	7,678	7,678	6,239	6,239

Financial liabilities
Deposits	$861,856	$859,136	$806,579	$805,738
Federal funds purchased and securities sold under agreements to repurchase	1,134	1,134	4,576	4,576
Notes payable	-	-	9,600	9,600
Federal Home Loan Bank advances	47,562	46,359	63,563	62,561
Junior subordinated debentures	25,000	25,000	25,000	25,000
Accrued interest payable	2,950	2,950	2,064	2,064

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, repurchase agreements, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of junior subordinated debentures is based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

NOTE 17 – BUSINESS COMBINATION

Associates Mortgage Group

On January 6, 2006, the Company completed the acquisition of the assets of Associates Mortgage Group, a mortgage banking operation and related title services company located in Louisville, Kentucky for $250,000 in cash, plus potential future cash payments as discussed below. The purchase price was allocated to the assets and liabilities acquired, then to goodwill. Under the terms of the Asset Purchase Agreement, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, the Company will not accrue contingent consideration obligations prior to attainment of the objectives. Maximum potential future consideration pursuant to such arrangement, to be resolved over the following two years, is $350,000. Any such payments would result in an increase in goodwill. No such payments were made during 2006.

Citizens Financial Acquisition:

On January 31, 2005, the Company acquired 100% of the outstanding shares of Citizens Financial Bank. Operating results of Citizens Financial Bank are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, the Company expects to further solidify its market share in the Glasgow, Kentucky market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.

The aggregate purchase price was $4,121,000, paid in cash. The purchase price resulted in approximately $974,000 in goodwill, and $189,000 in core deposit intangibles. The intangible assets will be amortized over 10 years, using a straight-line method. Goodwill will not be amortized but instead evaluated periodically for impairment.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Securities available for sale	$5,622
Loans, net	26,944
Goodwill	974
Core deposit intangibles	189
Other assets	4,215

Total assets acquired	37,944

Deposits	(31,138)
Other liabilities	(2,685)

Total liabilities assumed	(33,823)

Net assets acquired	$4,121

Acquisition of Minority Interest:

On December 31, 2005, the Company acquired 1,715,000 shares (or 33%) of Ascencia Bancorp, Inc. which was owned by 150 shareholders. The aggregate purchase price of $17.2 million consisted of $5.3 million in cash and 464,223 shares of Company convertible non-voting common stock. The purchase price resulted in approximately $8.1 million in goodwill. An independent financial advisor issued a fairness opinion that the terms of the Ascencia Bancorp, Inc. transaction were fair to the Ascencia shareholders from a financial perspective.

Goodwill will not be amortized but instead evaluated periodically for impairment. Additionally, all other assets and liabilities were recorded and adjusted to their approximate fair values.

As a result of the transaction, the Company acquired 100% ownership of Ascencia, the wholly owned subsidiary bank of Ascencia Bancorp, Inc. On December 31, 2005, Ascencia merged with PBI Bank, formerly The Central Bank USA.

NOTE 18 – MERGER OF ENTITIES UNDER COMMON CONTROL

On December 31, 2005, the Company merged the remaining interests in BBA, Inc. and Mammoth Bancorp, Inc. into Porter Bancorp, Inc. As a result, the Company owned 100% in Bullitt and Brownsville, the wholly owned subsidiary banks of BBA and Mammoth, respectively. On December 31, 2005, both Bullitt and Brownsville merged with PBI Bank, formerly The Central Bank USA. The Company acquired 75% of BBA, Inc. which was owned by William G. Porter Revocable Trust (Trust), a trust of the brother of the chairman of the Company, owning 20,384 shares or 41%; J. Chester Porter (Mr. Porter), the chairman and a majority stockholder of the Company owning 14,082 shares or 28%; and Maria L. Bouvette (Ms. Bouvette), the president and a majority stockholder of the Company owning 3,198 shares or 6%. Mr. Porter, Ms. Bouvette, and the Trust are a controlled group for accounting purposes. The Company issued 868,224 shares of convertible non-voting common stock to all three shareholders and a $6.5 million note payable to the Trust in exchange for their respective interests. The transaction was accounted for as a transfer between entities under common control and recorded at its historical cost. The note payable of $6.5 million was recorded as a reduction of retained earnings.

The Company acquired 325 shares (or 33%) of Mammoth Bancorp, Inc. which was owned by William G. Porter Revocable Trust. While the aggregate purchase price of Mammoth was a $3 million note payable, the transaction was accounted for as a transfer between entities under common control and was recorded at its historical cost. The note payable of $3 million was recorded as a reduction of retained earnings.

NOTE 19 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2006	2005	2004
	(in thousands, except share and per share data)
Basic
Net income	$14,339	$14,615	$10,887

Weighted average voting and convertible non-voting common shares outstanding	6,678,337	5,869,496	5,868,224

Basic earnings per common share	$2.15	$2.49	$1.86

Diluted
Weighted average voting and convertible non-voting common shares outstanding	6,678,337	5,869,496	5,868,224
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	—	—

Average shares and potential common shares	6,678,337	5,869,496	5,868,224

Diluted earnings per common share	$2.15	$2.49	$1.86

Unvested shares of common stock of 40,000 for 2006 and stock options for 251,820 shares of common stock for 2006, and 194,004 shares of common stock for 2005 and 2004, were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005	2004
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$1,040	$(1,982)	$(526)
Reclassification adjustment for gains (losses) realized in income	(50)	(19)	(98)

Net unrealized gains (losses)	990	(1,963)	(428)
Tax effect	(336)	521	182

Net-of-tax amount	$654	$(1,442)	$(246)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2006	2005
	(in thousands)
ASSETS
Cash and cash equivalents	$19,961	$6,346
Securities available-for-sale	4,160	3,826
Investment in banking subsidiaries	108,340	99,471
Investment in and advances to other subsidiaries	778	777
Other assets	2,731	2,395

Total assets	$135,970	$112,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$35,375
Accrued expenses and other liabilities	1,849	5,564
Shareholders’ equity	108,346	71,876

Total liabilities and shareholders’ equity	$135,970	$112,815

CONDENSED STATEMENTS OF INCOME

Years ended December 31,

	2006	2005	2004
	(in thousands)
Interest income	$452	$310	$641
Dividends from subsidiaries	8,066	9,604	6,648
Other income	1,431	1,190	1,191
Interest expense	(2,614)	(878)	(568)
Other expense	(2,636)	(2,032)	(1,716)

Income before income tax and undistributed subsidiary income	4,699	8,194	6,196
Income tax expense (benefit)	(1,131)	(197)	—
Equity in undistributed subsidiary income	8,509	6,224	4,691

Net income	$14,339	$14,615	$10,887

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2006	2005	2004
	(in thousands)
Cash flows from operating activities
Net income	$14,339	$14,615	$10,887
Adjustments:
Equity in undistributed subsidiary income	(8,509)	(6,224)	(4,691)
Change in other assets	(849)	(709)	(235)
Change in other liabilities	(3,715)	167	19
Other	491	70	(5)

Net cash from operating activities	1,757	7,919	5,975

Cash flows from investing activities
Investments in subsidiaries	—	(11,300)	(3,248)
Purchase of securities	(47)	(236)	(1,443)
Sales of securities	185	453	1,462
Other	—	5,289	(3,002)

Net cash from investing activities	138	(5,794)	(6,231)

Cash flows from financing activities
Proceeds of borrowings	—	12,372	8,248
Repayment of borrowings	(9,600)	—	—
Proceeds from sale of common stock, net	26,660	—	—
Dividends paid	(5,340)	(9,855)	(6,656)

Net cash from financing activities	11,720	2,517	1,592

Net change in cash and cash equivalents	13,615	4,642	1,336
Beginning cash and cash equivalents	6,346	1,704	368

Ending cash and cash equivalents	$19,961	$6,346	$1,704

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
	(in thousands, except per share data)
2006
First quarter	$16,987	$9,044	$3,403	$.54	$.54
Second quarter	17,947	9,410	3,430.54		.54
Third quarter	18,564	9,279	3,809.59		.59
Fourth quarter	19,365	9,508	3,697.48		.48

2005
First quarter	$13,983	$8,482	$3,321	$.57	$.57
Second quarter	15,031	8,862	3,539.60		.60
Third quarter	15,903	9,240	3,704.63		.63
Fourth quarter	17,137	9,805	4,051.69		.69

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

None

PART III

Items 10, 11, 12, 13 and 14. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Principal Accountant Fees and Services.

The information required by these Items is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2006, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

We have adopted a code of ethics applicable to our Chief Executive Officer and our senior financial officers, which is posted on our website at http://www.pbibank.com. If we amend or waive any of the provisions of the Code of Ethics applicable to our Chief Executive Officer or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of this Code of Ethics. You can request a copy by contacting Porter Bancorp, Inc., Corporate General Counsel, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.	List of Financial Statement Schedules

Financial statement schedules are omitted because the information is not applicable.

(a) 3.	List of Exhibits

The Exhibit Index of this report is incorporated by reference. The compensatory plans or arrangement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted with an asterisk in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTER BANCORP, INC.

March 22, 2007	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter J. Chester Porter	Chairman of the Board of Directors	March 22, 2007

/s/ Maria L. Bouvette Maria L. Bouvette	President and Chief Executive Officer	March 22, 2007

/s/ David B. Pierce David B. Pierce	Chief Financial Officer	March 22, 2007

/s/ David L. Hawkins David L. Hawkins	Director	March 22, 2007

/s/ W. Glenn Hogan W. Glenn Hogan	Director	March 22, 2007

/s/ Michael E. Miller Michael E. Miller	Director	March 22, 2007

/s/ Sidney L. Monroe Sidney L. Monroe	Director	March 22, 2007

/s/ Stephen A. Williams Stephen A. Williams	Director	March 22, 2007

EXHIBIT INDEX

Exhibit No. (1)	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

3.2	Bylaws of the Registrant. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.1+	USAccess Bank, Inc. (now known as PBI Bank) 2000 Stock Option Plan. Exhibit 10.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.2+	Porter Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Exhibit 10.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.3+	Form of Porter Bancorp, Inc. Stock Option Award Agreement. Exhibit 10.3 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.4+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.4 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.5+	Form of Ascencia Bank (now known as PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.6+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended. Exhibit 10.6 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed September 19, 2006 is hereby incorporated by reference.

10.7	Promissory Installment Note of Maria L. Bouvette and J. Chester Porter, as borrowers, to David L. Hawkins, as lender. Exhibit 10.7 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed May 24, 2006 is hereby incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.