Form 10-Q
period 2007-03-31
Porter Bancorp, Inc.
filed 2007-05-14
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

7,629,147 shares of Common Stock, no par value, were outstanding at April 30, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2007 and December 31, 2006

Unaudited Consolidated Statements of Income for the three months ended March 31, 2007 and 2006

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2007

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from financial institutions	$44,553	$15,306
Federal funds sold	6,042	40,957

Cash and cash equivalents	50,595	56,263
Securities available for sale	97,463	95,090
Loans, net of allowance of $13,211 and $12,832, respectively	913,536	841,535
Premises and equipment	13,808	13,774
Goodwill	12,881	12,881
Accrued interest receivable and other assets	31,462	31,463

Total assets	$1,119,745	$1,051,006

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$69,998	$69,180
Interest bearing	827,481	792,676

Total deposits	897,479	861,856
Federal funds purchased and repurchase agreements	1,473	1,134
Federal Home Loan Bank advances	77,007	47,562
Accrued interest payable and other liabilities	8,227	7,108
Junior subordinated debentures	25,000	25,000

Total liabilities	1,009,186	942,660
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,621,647 and 7,622,447 shares issued and outstanding, respectively	64,820	64,820
Additional paid-in capital	11,084	11,036
Retained earnings	34,432	32,355
Accumulated other comprehensive income (loss)	223	135

Total stockholders' equity	110,559	108,346

Total liabilities and stockholders’ equity	$1,119,745	$1,051,006

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Interest income
Loans, including fees	$18,531	$15,472
Taxable securities	989	909
Tax exempt securities	166	181
Fed funds sold and other	368	425

	20,054	16,987

Interest expense
Deposits	9,277	6,643
Federal Home Loan Bank advances	557	627
Junior subordinated debentures	471	488
Notes payable	—	144
Federal funds purchased and other	5	41

	10,310	7,943

Net interest income	9,744	9,044
Provision for loan losses	625	376

Net interest income after provision for loan losses	9,119	8,668

Non-interest income
Service charges on deposit accounts	535	665
Secondary market brokerage fees	95	13
Title insurance commissions	77	20
Net gain on sales of government guaranteed loans	—	99
Net gain on sales of loan originated for sale	—	111
Net gain on sales of other assets	6	18
Other	463	440

	1,176	1,366

Non-interest expense
Salaries and employee benefits	2,935	2,837
Occupancy and equipment	565	688
State franchise tax	325	273
Professional fees	152	248
Communications	110	146
Advertising	139	129
Other	730	689

	4,956	5,010

Income before income taxes	5,339	5,024
Income tax expense	1,738	1,621

Net income	$3,601	$3,403

Basic and diluted earnings per share	$0.47	$0.54

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2007

(dollars in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other
	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balances, January 1, 2007	7,622,447	$64,820	$11,036	$32,355	$135	$108,346
Forfeited unvested stock	(800)	—	—	—	—	—
Stock-based compensation expense	—	—	48	—	—	48
Comprehensive income:
Net income	—	—	—	3,601	—	3,601
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	88	88

Total comprehensive income	—	—	—	—	—	3,689

Cash dividends ($0.20 per share)	—	—	—	(1,524)	—	(1,524)

Balances, March 31, 2007	7,621,647	$64,820	$11,084	$34,432	$223	$110,559

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2007 and 2006

(dollars in thousands)

	2007	2006
Cash flows from operating activities
Net income	$3,601	$3,403
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	569	526
Provision for loan losses	625	376
Net amortization on securities	22	139
Stock-based compensation expense	48	20
Net gain on sales of loans	—	(111)
Loans originated for sale	—	(3,875)
Proceeds from sales of loans held for sale	—	3,986
Net gain on other real estate owned	(6)	(18)
Earnings on bank owned life insurance	(67)	(53)
Federal Home Loan Bank stock dividends	—	(120)
Net change in accrued interest receivable and other assets	378	(168)
Net change in accrued interest payable and other liabilities	1,078	(2,673)

Net cash from operating activities	6,248	1,432

Cash flows from investing activities
Purchases of available for sale securities	(7,364)	(1,004)
Sales and calls of available for sale securities	20	15
Maturities and prepayments of available for sale securities	5,078	4,327
Proceeds from sale of other real estate owned	43	316
Improvements to other real estate owned	(35)	—
Loan originations and payments, net	(73,244)	(16,304)
Purchases of premises and equipment, net	(297)	(134)
Investment in bank owned life insurance	—	(1,100)
Acquisition of Associates Mortgage Group, net	—	(250)

Net cash from investing activities	(75,799)	(14,134)

Cash flows from financing activities	35,623	3,385
Net change in deposits
Net change in federal funds purchased and repurchase agreements	339	(3,027)
Repayment of Federal Home Loan Bank advances	(555)	(11,214)
Advances from Federal Home Loan Bank	30,000	1,220
Cash dividends paid	(1,524)	(1,267)

Net cash from (used in) financing activities	63,883	(10,903)

Net change in cash and cash equivalents	(5,668)	(23,605)
Beginning cash and cash equivalents	56,263	52,281

Ending cash and cash equivalents	$50,595	$28,676

Supplemental cash flow information:
Interest paid	$10,374	$7,657
Income taxes paid	—	95
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$321	$343

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include Porter Bancorp, Inc. (the “Company”) and its wholly-owned subsidiary, PBI Bank (the “Bank”). All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K which is incorporated herein by reference.

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

New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard was adopted on January 1, 2007. The adoption of this standard had no impact on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. It had no impact on the Company’s financial statements.

The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and the Company files a return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-5 had no effect on the Company’s financial statements for the quarter ended March 31, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007.

Note 2 – Stock Plans and Stock Based Compensation

At March 31, 2007, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to year-end and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2007, the Company had granted outstanding options to purchase 227,070 shares and had awarded 35,480 unvested shares net of forfeitures and vesting. As of March 31, 2007, the Company had 327,734 shares available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five-year term. On September 21, 2006, the Company granted options to purchase 24,000 shares to non-employee directors in connection with the completion of the initial public offering. At March 31, 2007, 76,000 shares remained available for issue under this plan.

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

The following table summarizes stock option activity:

	Three Months Ended March 31, 2007		Twelve Months Ended December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	251,820	$25.29	194,004	$25.50
Granted	—	—	58,816	24.60
Forfeited	(750)	25.50	(1,000)	25.50

Outstanding, ending	251,070	$25.29	251,820	$25.29

The following table details stock options outstanding:

March 31, 2007
Stock options vested and currently exercisable:	208,340
Weighted average exercise price	$25.44
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.2
Total Options Outstanding:	251,070
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.4

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first three months of 2007. The Company recorded $25,000 of stock option compensation during the three months ended March 31, 2007 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $9,000 was recognized. No options were modified during either period. As of March 31, 2007, no stock options issued by the Company have been exercised.

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

From time-to-time the Company awards unvested shares to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $23,000 of stock-based compensation during the first quarter of 2007 to salaries and employee benefits. A tax benefit of $8,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended March 31, 2007		Twelve Months Ended December 31, 2006
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	40,000	$25.33	—	$—
Granted	—	—	41,600	25.34
Forfeited	(800)	25.50	(1,600)	25.50
Vested	(3,720)	25.50	—	—

Outstanding, ending	35,480	$25.31	40,000	$25.33

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2007 and beyond is estimated as follows (in thousands):

April 2007 – December 2007	$147
2008	171
2009	131
2010	131
2011 & thereafter	495

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(dollars in thousands)
March 31, 2007
U.S. Government and federal agency	$17,567	$10	$(293)
State and municipal	19,209	246	(72)
Mortgage-backed	54,129	174	(486)
Corporate bonds	2,447	84	—

Total debt securities	93,352	514	(851)
Equity	4,111	843	(173)

Total	$97,463	$1,357	$(1,024)

December 31, 2006
U.S. Government and federal agency	$15,713	$1	$(345)
State and municipal	17,918	280	(60)
Mortgage-backed	54,848	150	(642)
Corporate bonds	2,451	84	—

Total debt securities	90,930	515	(1,047)
Equity	4,160	876	(140)

Total	$95,090	$1,391	$(1,187)

Securities pledged at March 31, 2007 and December 31, 2006 had carrying values of approximately $32,242,000 and $32,404,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of March 31, 2007, the Company has 62 equity securities. Of these securities, three had an unrealized loss of $10,000 and had been in an unrealized loss position for less than twelve months and fifteen had an unrealized loss of $163,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of March 31, 2007, there are no securities management would classify as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Commercial	$67,118	$59,113
Real estate	816,258	751,017
Agriculture	13,488	13,436
Consumer	28,770	29,709
Other	1,113	1,092

Subtotal	926,747	854,367
Less: Allowance for loan losses	(13,211)	(12,832)

Loans, net	$913,536	$841,535

Activity in the allowance for loan losses was as follows:

	March 31, 2007	March 31, 2006
	(dollars in thousands)
Beginning balance	$12,832	$12,197
Provision for loan losses	625	376
Loans charged-off	(314)	(77)
Loan recoveries	68	71

Ending balance	$13,211	$12,567

Impaired loans were as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Loans with no allocated allowance for loan losses	$1,228	$2,048
Loans with allocated allowance for loan losses	3,073	3,090

Total	$4,301	$5,138

Amount of the allowance for loan losses allocated	$722	$896

Nonperforming loans were as follows:
	March 31, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$769	$2,010
Non-accrual loans	7,493	6,930

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Single maturity advances with fixed rates from 4.48% to 5.64% maturing from 2009 through 2012	$36,500	$6,500
Single maturity advance with a variable rate of 5.37% maturing 2008	25,000	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2007 through 2035	15,507	16,062

Total	$77,007	$47,562

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At March 31, 2007, the Bank had unused borrowing capacity of $83.7 million with the FHLB.

Note 6 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except share and per share data)
Basic
Net income	$3,601	$3,403

Weighted average voting and non-voting common shares outstanding	7,582,819	6,332,447

Basic earnings per common share	$0.47	$0.54

Diluted
Net income	$3,601	$3,403

Weighted average voting and non-voting common shares outstanding	7,582,819	6,332,447
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	—

Average shares and potential common shares	7,582,819	6,332,447

Diluted earnings per common share	$0.47	$0.54

Unvested share of common stock of 35,480 for 2007 and stock options for 251,070 shares of common stock for 2007 and 251,820 shares of common stock for 2006, were not considered in computing earnings per common share because they were anti-dilutive.

Note 7 – Total Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Net income	$3,601	$3,403
Change in unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	88	(64)

Total comprehensive income	$3,689	$3,339

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This item analyzes our financial condition, change in financial condition and results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2006 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 13 full-service banking offices in ten counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Warren and Barren Counties. Our market area has experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years.

For the three months ended March 31, 2007, the Company reported net income of $3.6 million. This compares to net income of $3.4 million for the first quarter of 2006. Basic and diluted earnings per share were $0.47 for the three months ended March 31, 2007, compared to $0.54 for the first quarter of 2006. The reduction in earnings per share between periods is primarily attributable to the issuance of 1,250,000 shares of common stock in our initial public offering in September 2006.

Highlights for the quarter ended March 31, 2007 consist of the following:

•	Net income increased 5.8% to $3.6 million for the first quarter of 2007 compared to $3.4 million for the first quarter of 2006.

•	Total assets increased 14.1% to $1.12 billion since the first quarter of 2006.

•	Loans grew 14.7% to $926.7 million compared with the first quarter of 2006 and 8.5% since December 31, 2006.

•	Deposits grew 10.8% since the first quarter of 2006. The Bank’s core customer non-interest bearing deposit accounts increased from $59.8 million to $65.5 million, or 9.5%, during the quarter.

•	The efficiency ratio for the first quarter of 2007 improved to 45.4% from 48.1% in the first quarter of 2006.

•	We expanded our presence to Bowling Green, Kentucky by opening a loan production office during March 2007 and recruiting an experienced lending and product team with an established customer base.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2007 compared with the same period of 2006:

	For the Three Months Ended March 31,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$20,054	$16,987	$3,067	18.1%
Gross interest expense	10,310	7,943	2,367	29.8
Net interest income	9,744	9,044	700	7.7
Provision for credit losses	625	376	249	66.2
Non-interest income	1,176	1,366	(190)	(13.9)
Non-interest expense	4,956	5,010	(54)	(1.1)
Net income before taxes	5,339	5,024	315	6.3
Income tax expense	1,738	1,621	117	7.2
Net income	3,601	3,403	198	5.8

Net income of $3,601,000 for the three months ended March 31, 2007 increased $198,000, or 5.8%, from $3,403,000 for the comparable period of 2006. This increase in earnings was primarily attributable to increased net interest income which was partially offset by lower non-interest income and increased provision for loan losses expense. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin reflecting the effect of a flat yield curve. Decreased gains on sales of government guaranteed loans, which reflects the cyclical nature of this type of income, and decreased service charges on deposit accounts resulted in lower non-interest income. Service charges on deposit accounts decreased as a result of changes in product fee structures which we believe will make certain products more competitive, thereby increasing product sales over time. Provision for loan losses expense increased $249,000, or 66.2%, in comparison to the first quarter of 2006 as a result of strong growth in our loan portfolio, requiring a larger than usual provision to remain consistent with historical experience, and our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans.

Net Interest Income – Our net interest income was $9,744,000 for the three months ended March 31, 2007, an increase of $700,000, or 7.7%, compared with $9,044,000 for the same period in 2006. Net interest spread and margin were 3.29% and 3.92%, respectively, for the first quarter of 2007, compared with 3.55% and 3.95%, respectively, for the first quarter of 2006.

Our average interest-earning assets were $1.02 billion for the three months ended March 31, 2007, compared with $938.7 million for the three months ended March 31, 2006, a 8.7% increase primarily attributable to loan growth. Average loans were $891.6 million for the three months ended March 31, 2007, compared with $797.9 million for the three months ended March 31, 2006, an 11.7% increase. Our total interest income increased by 18.1% to $20.1 million for the three months ended March 31, 2007, compared with $17.0 million for the same period in 2006. The change was due to a combination of higher interest rates and higher loan volume.

Our average interest-bearing liabilities also increased by 4.8% to $881.8 million for the three months ended March 31, 2007, compared with $841.5 million for the three months ended March 31, 2006. Our total interest expense increased by 29.8% to $10.3 million for the three months ended March 31, 2007, compared with $7.9 million during the same period in 2006, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit. Our average volume of certificates of deposit increased by 5.5% to $664.0 million for the three months ended March 31, 2007, compared with $629.6 million for the three months ended March 31, 2006. The average interest rate paid on certificates of deposits increased to 5.0% for the three months ended March 31, 2007, compared with 3.95% for the three months ended March 31, 2006. The increase in cost of funds was the result of the continued repricing of certificates of deposit at maturity at higher interest rates. Certificate of deposit volume increase also reflected increased interest rates. Going forward, management expects cost of funds to continue to increase as the general market deposit rates have become increasingly competitive with the recent upward trend in interest rates.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending March 31, 2007 and 2006, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$891,591	$18,531	8.43%	$797,919	$15,472	7.86%
Securities
Taxable	78,839	952	4.90	82,098	868	4.29
Tax-exempt (3)	16,071	166	6.44	17,159	181	6.58
FHLB stock	8,978	141	6.37	8,476	120	5.74
Other equity securities	3,428	37	4.38	3,535	41	4.70
Federal funds sold and other	18,057	227	5.10	29,497	305	4.19

Total interest-earning assets	1,016,964	20,054	8.03%	938,684	16,987	7.38%

Less: Allowance for loan losses	(13,017)			(12,411)
Non-interest earning assets	62,947			61,108

Total assets	$1,066,894			$987,381

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$664,007	$8,180	5.00%	$629,568	$6,128	3.95%
NOW and money market deposits	119,637	1,022	3.46	92,681	480	2.10
Savings accounts	23,961	75	1.27	23,146	35	0.61
Federal funds purchased and repurchase agreements	1,313	5	1.54	4,251	41	3.91
FHLB advances	47,853	557	4.72	57,242	627	4.44
Junior subordinated debentures	25,000	471	7.64	25,000	488	7.92
Other borrowing	—	—	—	9,600	144	6.08

Total interest-bearing liabilities	881,771	10,310	4.74%	841,488	7,943	3.83%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,963			64,661
Other liabilities	6,925			7,691

Total liabilities	956,659			913,840
Stockholders’ equity	110,235			73,541

Total liabilities and stockholders’ equity	$1,066,894			$987,381

Net interest income		$9,744			$9,044

Net interest spread			3.29%			3.55%

Net interest margin			3.92%			3.95%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2007 vs. 2006
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)

Interest-earning assets:

Loan receivables	$1,162	$1,897	$3,059

Securities	112	(43)	69

FHLB stock	14	7	21

Other equity securities	(3)	(1)	(4)

Federal funds sold and other	99	(177)	(78)

Total increase in interest income	1,384	1,683	3,067

Interest-bearing liabilities:

Certificates of deposit and other time deposits	1,702	350	2,052

NOW and money market accounts	374	168	542

Savings accounts	39	1	40

Federal funds purchased and repurchased agreements	(17)	(19)	(36)

FHLB advances	43	(113)	(70)

Junior subordinated debentures	(17)	—	(17)

Other borrowings	—	(144)	(144)

Total increase in interest expense	2,124	243	2,367

Increase (decrease) in net interest income	$(740)	$1,440	$700

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Service charges on deposit accounts	$535	$665
Secondary market brokerage fees	95	13
Title insurance commissions	77	20
Gains on sales of government guaranteed loans, net	—	99
Gains on sales of loans originated for sale	—	111
Gains on sales of other assets, net	6	18
Other	463	440

Total non-interest income	$1,176	$1,366

Non-interest income for the first quarter ended March 31, 2007 decreased $190,000, or 13.9%, in comparison with the first quarter of 2006. The decrease in non-interest income for the first quarter ended March 31, 2007 was primarily due to a decrease in service charges on deposit accounts. This decrease was a result of changes in product fee structures that the Company believes will make certain products more competitive, thereby increasing product sales over time.

We also experienced a decrease in gains on sales of government guaranteed loans, reflecting the cyclical nature of originations and sales of this type of loan. Beginning in 2004, we placed more emphasis on lending under the Business and Industrial Loan Guarantee Program administered by the Rural Business-Cooperative Service of the United States Department of Agriculture (“USDA”). The program makes an annual allocation of available credits to guarantee loans to promote rural economic development, giving priority to loans in rural communities with populations of 25,000 or less. Participating lenders submit proposals for individual projects meeting specific criteria in a competitive process, and there is ordinarily several months between the time a conditional commitment is awarded for a project and the loan closing. Accordingly, we expect the amount of income we earn from the sale of USDA guaranteed loans will fluctuate from period to period.

We also experienced changes in the income derived from our secondary market residential lending operations. While we recorded a gain of $111,000 from the sale of loans originated for sale in the first quarter of 2006, we had no revenue from this activity in the first quarter of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $95,000 during the first quarter of 2007 compared to $13,000 for the same period of 2006. Based on current trends in long-term residential lending and housing markets we believe our strategic decision will better position us over the long-term in this business line.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Salary and employee benefits	$2,935	$2,837
Occupancy and equipment	565	688
State franchise tax	325	273
Professional fees	152	248
Advertising	139	129
Postage and delivery	129	131
Office supplies	112	95
Communications	110	146
Other real estate owned expense	48	59
Other	441	404

Total non-interest expense	$4,956	$5,010

Non-interest expense for the first quarter ended March 31, 2007 decreased $54,000, or 1.1%, compared to the first quarter of 2006. The decrease in non-interest expense was primarily attributable to reduced occupancy, equipment, and communications expenses, and was partially offset by slight increases in salaries and employee benefits. Our diligent focus on expense control resulted in an improved efficiency ratio of 45.4% for the first quarter of 2007 compared with 48.1% for the first quarter of 2006. Our efficiency ratio could increase modestly in future quarters as we make investments to grow into new markets.

Income Tax Expense – Income tax expense was $1.7 million, or 32.6% of pre-tax income, for the first quarter ended March 31, 2007, compared with $1.6 million or 32.3% of pre-tax income for the first quarter of 2006. The slight increase in effective tax rate is attributable to a modest decline in tax-exempt earning assets as a percentage of total interest earning assets between periods.

Analysis of Financial Condition

Total assets increased $68.7 million, or 6.5%, to $1.12 billion at March 31, 2007 from $1.05 billion at December 31, 2006. This increase was primarily attributable to an increase of $72.0 million in net loans from loan growth. The increase was partially offset by a $5.7 million decrease in cash and cash equivalents. Total assets at March 31, 2007 increased $138.8 from $981.2 at March 31, 2006, representing a 14.1% increase.

Loans Receivable – Loans receivable increased $72.3 million, or 8.5%, during the three months ended March 31, 2007 to $926.7 million. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $61.1 million, or 10.3%, during the three months and comprised 70.8% of the total loan portfolio at March 31, 2007.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate; there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$349,225	37.68%	$324,354	37.96%
Construction	240,190	25.92	211,973	24.81
Residential	208,227	22.47	195,591	22.89
Home equity	18,616	2.01	19,099	2.24
Commercial	67,118	7.24	59,113	6.92
Consumer	28,770	3.10	29,709	3.48
Agriculture	13,488	1.46	13,436	1.57
Other	1,113	0.12	1,092	0.13

Total loans	$926,747	100.00%	$854,367	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$769	$2,010
Non-accrual loans	7,493	6,930

Total non-performing loans	8,262	8,940
Real estate acquired through foreclosure	2,702	2,415
Other repossessed assets	9	9

Total non-performing assets	$10,973	$11,364

Non-performing loans to total loans	0.89%	1.05%

Non-performing assets to total loans	1.18%	1.33%

Nonperforming loans at March 31, 2007 were $8.3 million, or 0.89% of total loans, compared with $8.6 million, or 1.06% of total loans, at March 31, 2006, and $8.9 million, or 1.05% of total loans at December 31, 2006. The decrease of $678,000 in non-performing loans from December 31, 2006 to March 31, 2007 is primarily attributable to our collection efforts via foreclosure and collateral repossession.

Foreclosed properties at March 31, 2007 were $2.7 million compared with $1.9 million at March 31, 2006 and $2.4 million at December 31, 2006. The increase in foreclosed properties reflects the normal progression of troubled loans through workout, collateral repossession, and ultimate disposition. We value foreclosed properties at fair or net recoverable value when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at March 31, 2007 decreased to 1.43% from 1.56% at March 31, 2006 and 1.50% at December 31, 2006. Provision for loan losses increased $249,000 to $625,000 for the first quarter of 2007 compared with the first quarter of 2006 and $249,000 compared with the fourth quarter of 2006. The loan loss provision for the first quarter of 2007 was comparatively large due to the substantial growth in the loan portfolio requiring a larger than usual provision to remain consistent with historical experience. Net loan charge-offs for the first quarter of 2007 were $246,000, or 0.03% of total loans, compared with $6,000, or 0.001%, for the first quarter of 2006, and $199,000, or .02%, for the fourth quarter of 2006.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2007 and 2006 follows:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$12,832	$12,197
Provision for loan losses	625	376
Recoveries	68	71
Charge-offs	(314)	(77)

Balance at end of period	$13,211	$12,567

Allowance for loan losses to period-end loans	1.43%	1.56%

Net charge-offs to average loans	0.03%	0.00%

Allowance for loan losses to non-performing loans	159.90%	146.09%

Liabilities – Total liabilities at March 31, 2007 were $1.01 billion compared to $942.7 million at December 31, 2006, an increase of $67.3 million, or 7.1%. The increase was primarily attributable to an increase in deposits of $35.6 million, or 4.1%, at March 31, 2007 to $897.5 million from $861.9 million at December 31, 2006 primarily due to an increase in both time deposits and transactional accounts from promotional efforts throughout the period. The core customer non-interest bearing deposit account growth of $5.7 million during the quarter is attributable to our new deposit growth focus which includes new incentives for our employees and product improvements.

Federal Home Loan Bank advances also increased $29.4 million, or 61.8%, to $77.0 million from $47.6 million at December 31, 2006. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$67,963	—	$64,778	—
Interest checking	50,428	1.70%	51,127	1.60%
Money market	69,209	4.75%	36,140	3.43%
Savings	23,961	1.27%	23,455	0.90%
Certificates of deposit	664,007	5.00%	634,919	4.40%

Total deposits	$875,568	4.30%	$810,419	3.73%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$493,798	4.95%	$473,813	4.36%
$100,000 or more	170,209	5.12%	161,106	4.53%

Total	$664,007	5.00%	$634,919	4.40%

The following table shows at March 31, 2007 and December 31, 2006 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of March 31, 2007	As of December 31, 2006
	(dollars in thousands)
Three months or less	$45,341	$49,079
Three months through six months	36,932	42,288
Six months through twelve months	87,372	61,690
Over twelve months	22,020	29,834

Total	$191,665	$182,891

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2006 and the first three months of 2007, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2007, these deposits totaled $1.5 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $21.0 million on an unsecured basis and an additional $15.0 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At March 31, 2007, the Bank had an unused borrowing capacity with the FHLB of $83.7 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $2.2 million to $110.5 million at March 31, 2007 compared with $108.3 million at December 31, 2006. The increase was due to net income earned during 2007 reduced by dividends declared. The Company and the Bank qualified as well capitalized under regulatory guidelines at March 31, 2007.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			March 31, 2007		December 31, 2006
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	13.42%	10.84%	14.32%	11.56%
Total risk-based capital	8.0	10.0	14.67	12.09	15.57	12.81
Tier I leverage ratio	4.0	5.0	11.58	9.36	11.86	9.56

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2007, and December 31, 2006. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 6.9% at March 31, 2007 compared with a decrease of 6.3% at December 31, 2006. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 6.0% at March 31, 2007, compared with an increase of 5.4% at December 31, 2006.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2007, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,310	11.48%
+ 100 basis points	2,246	5.98
- 100 basis points	(2,566)	(6.84)
- 200 basis points	(6,206)	(16.53)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC. (Registrant)

May 14, 2007	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

May 14, 2007	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer