Form 10-Q
period 2007-06-30
Porter Bancorp, Inc.
filed 2007-08-08
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

7,629,012 shares of Common Stock, no par value, were outstanding at July 31, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2007 and December 31, 2006

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2006

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2007

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(amounts in thousands except share data)

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from financial institutions	$15,821	$15,306
Federal funds sold	49,293	40,957

Cash and cash equivalents	65,114	56,263
Securities available for sale	101,733	95,090
Loans, net of allowance of $13,479 and $12,832, respectively	969,864	841,535
Premises and equipment	14,414	13,774
Goodwill	12,881	12,881
Accrued interest receivable and other assets	34,176	31,463

Total assets	$1,198,182	$1,051,006

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$73,265	$69,180
Interest bearing	903,696	792,676

Total deposits	976,961	861,856
Federal funds purchased and repurchase agreements	1,491	1,134
Federal Home Loan Bank advances	76,479	47,562
Accrued interest payable and other liabilities	6,397	7,108
Junior subordinated debentures	25,000	25,000

Total liabilities	1,086,328	942,660

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,629,102 and 7,622,447 shares issued and outstanding, respectively	64,820	64,820
Additional paid-in capital	11,143	11,036
Retained earnings	36,595	32,355
Accumulated other comprehensive income (loss)	(704)	135

Total stockholders’ equity	111,854	108,346

Total liabilities and stockholders’ equity	$1,198,182	$1,051,006

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$20,026	$16,584	$38,557	$32,056
Taxable securities	1,080	941	2,069	1,850
Tax exempt securities	171	187	337	368
Fed funds sold and other	658	235	1,026	660

	21,935	17,947	41,989	34,934

Interest expense
Deposits	10,406	7,184	19,683	13,827
Federal Home Loan Bank advances	925	601	1,482	1,228
Junior subordinated debentures	474	533	945	1,021
Federal funds purchased and other	10	75	15	116
Notes payable	—	144	—	288

	11,815	8,537	22,125	16,480

Net interest income	10,120	9,410	19,864	18,454
Provision for loan losses	700	377	1,325	753

Net interest income after provision for loan losses	9,420	9,033	18,539	17,701

Non-interest income
Service charges on deposit accounts	648	683	1,183	1,348
Secondary market brokerage fees	70	11	165	34
Title insurance commissions	35	36	112	56
Net gain on sales of government guaranteed loans	15	—	15	99
Net gain on sales of loans originated for sale	—	129	—	240
Net gain on sales of securities	62	27	62	27
Net gain on sales of other assets	1	—	7	18
Other	477	444	940	874

	1,308	1,330	2,484	2,696

Non-interest expense
Salaries and employee benefits	3,001	3,048	5,936	5,885
Occupancy and equipment	599	672	1,164	1,360
State franchise tax	325	267	650	540
Professional fees	184	231	336	479
Communications	99	137	209	283
Advertising	114	190	253	319
Other	789	732	1,519	1,421

	5,111	5,277	10,067	10,287

Income before income taxes	5,617	5,086	10,956	10,110
Income tax expense	1,928	1,656	3,666	3,277

Net income	$3,689	$3,430	$7,290	$6,833

Basic and diluted earnings per share	$0.49	$0.54	$0.96	$1.08

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2007

(amounts in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2007	7,622,447	$64,820	$11,036	$32,355	$135	$108,346
Issuance of unvested stock	7,500					—
Forfeited unvested stock	(845)	—	—	—	—	—
Stock-based compensation expense	—	—	107	—	—	107
Comprehensive income:
Net income	—	—	—	7,290	—	7,290
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	(839)	(839)

Total comprehensive income	—	—	—	—	—	6,451

Cash dividends ($0.40 per share)	—	—	—	(3,050)	—	(3,050)

Balances, June 30, 2007	7,629,102	$64,820	$11,143	$36,595	$(704)	$111,854

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2007 and 2006

(dollars in thousands)

	2007	2006
Cash flows from operating activities
Net income	$7,290	$6,833
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,086	1,101
Provision for loan losses	1,325	753
Net amortization on securities	18	270
Stock-based compensation expense	107	65
Net gain on sales of loans	—	(240)
Loans originated for sale	—	(7,484)
Proceeds from sales of loans held for sale	—	7,428
Net gain on other real estate owned	(7)	(18)
Net realized gain on sales of securities	(62)	(27)
Earnings on bank owned life insurance	(136)	(123)
Federal Home Loan Bank stock dividends	—	(243)
Changes in other assets and liabilities
Net change in accrued interest receivable and other assets	(822)	(880)
Net change in accrued interest payable and other liabilities	(263)	(3,000)

Net cash from operating activities	8,536	4,435

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	200
Purchases of available for sale securities	(17,864)	(5,211)
Sales and calls of available for sale securities	323	1,955
Maturities and prepayments of available for sale securities	9,655	7,976
Proceeds from sale of other real estate owned	3,124	413
Improvements to other real estate owned	(133)	—
Loan originations and payments, net	(135,004)	(23,932)
Purchases of premises and equipment, net	(1,115)	(143)
Investment in bank owned life insurance	—	(1,100)
Acquisition of Associates Mortgage Group, net	—	(250)

Net cash from investing activities	(141,014)	(20,092)

Cash flows from financing activities
Net change in deposits	115,105	5,611
Net change in federal funds purchased and repurchase agreements	357	1,961
Repayment of notes payable	—	(100)
Repayment of Federal Home Loan Bank advances	(1,083)	(12,103)
Advances from Federal Home Loan Bank	30,000	26,220
Cash dividends paid	(3,050)	(2,542)

Net cash from (used in) financing activities	141,329	19,047

Net change in cash and cash equivalents	8,851	3,390
Beginning cash and cash equivalents	56,263	52,281

Ending cash and cash equivalents	$65,114	$55,671

Supplemental cash flow information:
Interest paid	$21,361	$15,953
Income taxes paid	3,750	3,595
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$4,756	$961

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K which is incorporated herein by reference.

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

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-5 had no effect on the Company’s financial statements for the six months ended June 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007, which is January 1, 2008. Management has not yet completed its evaluation of the impact of this standard.

Note 2 – Stock Plans and Stock Based Compensation

At June 30, 2007, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to year-end and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2007, the Company had granted outstanding options to purchase 194,004 shares under the 2000 option plan and 40,566 shares under the 2006 plan. The Company also had awarded under the 2006 plan 42,935 unvested shares net of forfeitures and vesting. As of June 30, 2007, the Company had 316,499 shares available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five-year term. To date the Company has granted options to purchase 53,000 shares to non-employee directors. At June 30, 2007, 47,000 shares remained available for issue under this plan.

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

The following table summarizes stock option activity:

	Six Months Ended June 30, 2007		Twelve Months Ended December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	251,820	$25.29	194,004	$25.50
Granted	36,500	23.01	58,816	24.60
Forfeited	(750)	25.50	(1,000)	25.50

Outstanding, ending	287,570	$25.00	251,820	$25.29

The following table details stock options outstanding:

June 30, 2007
Stock options vested and currently exercisable:	210,807
Weighted average exercise price	$25.43
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.3
Total Options Outstanding:	287,570
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.4

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first six months of 2007. The Company recorded $55,000 of stock option compensation during the six months ended June 30, 2007 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $19,000 was recognized. No options were modified during the period. As of June 30, 2007, no stock options issued by the Company have been exercised.

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

The weighted-average assumptions used are summarized as follows:

Risk-free interest rate	4.85%
Expected option life	3.5 years
Expected stock price volatility	22.0%
Expected dividend yield	3.6%
Fair value	$3.67

From time-to-time the Company awards unvested shares to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $52,000 of stock-based compensation during the first six months of 2007 to salaries and employee benefits. A tax benefit of $18,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended June 30, 2007		Twelve Months Ended December 31, 2006
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	40,000	$25.33	—	$—
Granted	7,500	23.02	41,600	25.34
Forfeited	(845)	25.50	(1,600)	25.50
Vested	(3,720)	25.50	—	—

Outstanding, ending	42,935	$24.91	40,000	$25.33

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2007 and beyond is estimated as follows (in thousands):

July 2007 – December 2007	$131
2008	231
2009	190
2010	133
2011 & thereafter	629

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(dollars in thousands)
June 30, 2007
U.S. Government and federal agency	$19,768	$—	$(398)
State and municipal	18,549	76	(406)
Mortgage-backed	56,460	87	(1,118)
Corporate bonds	2,416	56	—

Total debt securities	97,193	219	(1,922)
Equity	4,540	746	(126)

Total	$101,733	$965	$(2,048)

December 31, 2006
U.S. Government and federal agency	$15,713	$1	$(345)
State and municipal	17,918	280	(60)
Mortgage-backed	54,848	150	(642)
Corporate bonds	2,451	84	—

Total debt securities	90,930	515	(1,047)
Equity	4,160	876	(140)

Total	$95,090	$1,391	$(1,187)

Securities pledged at June 30, 2007 and December 31, 2006 had carrying values of approximately $29,341,000 and $32,404,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of June 30, 2007, the Company has 62 equity securities. Of these securities, five had an unrealized loss of $19,000 and had been in an unrealized loss position for less than twelve months and fourteen had an unrealized loss of $107,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of June 30, 2007, there are no securities management would classify as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Commercial	$76,565	$59,113
Real estate	860,859	751,017
Agriculture	14,109	13,436
Consumer	30,855	29,709
Other	955	1,092

Subtotal	983,343	854,367
Less: Allowance for loan losses	(13,479)	(12,832)

Loans, net	$969,864	$841,535

Activity in the allowance for loan losses was as follows:

	June 30, 2007	June 30, 2006
	(dollars in thousands)
Beginning balance	$12,832	$12,197
Provision for loan losses	1,325	753
Loans charged-off	(826)	(493)
Loan recoveries	148	154

Ending balance	$13,479	$12,611

Impaired loans were as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Loans with no allocated allowance for loan losses	$1,712	$2,048
Loans with allocated allowance for loan losses	1,460	3,090

Total	$3,172	$5,138

Amount of the allowance for loan losses allocated	$336	$896

Nonperforming loans were as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$1,485	$2,010
Non-accrual loans	5,704	6,930

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (FHLB) were as follows:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Single maturity advances with fixed rates from 4.48% to 5.64% maturing from 2009 through 2012	$36,500	$6,500

Single maturity advance with a variable rate of 5.37% maturing 2008	25,000	25,000

Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2007 through 2035	14,979	16,062

Total	$76,479	$47,562

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At June 30, 2007, the Bank had unused borrowing capacity of $91.0 million with the FHLB.

Note 6 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Basic
Net income	$3,689	$3,430	$7,290	$6,833

Weighted average voting and non-voting common shares outstanding	7,586,167	6,332,447	7,584,502	6,332,447

Basic earnings per common share	$0.49	$0.54	$0.96	$1.08

Diluted
Net income	$3,689	$3,430	$7,290	$6,833

Weighted average voting and non-voting common shares outstanding	7,586,167	6,332,447	7,584,502	6,332,447
Add: dilutive effects of assumed exercises of stock options and unvested shares	80	—	5	—

Average shares and potential common shares	7,586,247	6,332,447	7,584,507	6,332,447

Diluted earnings per common share	$0.49	$0.54	$0.96	$1.08

Unvested shares of common stock of 42,855 for 2007 and 40,000 for 2006, along with stock options for 287,570 shares of common stock for 2007 and options for 251,820 shares of common stock for 2006, were not considered in computing earnings per common share because they were anti-dilutive.

Note 7 – Total Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net income	$3,689	$3,430	$7,290	$6,833
Change in unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	(927)	(631)	(839)	(695)

Total comprehensive income	$2,762	$2,799	$6,451	$6,138

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This item analyzes our financial condition, change in financial condition and results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1, of this report.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 13 full-service banking offices in ten counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central and southern Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Warren and Barren Counties. In June 2007, we expanded into central Kentucky by opening a loan production office in the state’s second largest city Lexington, in Fayette County. Our market area has experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years.

For the three and six months ended June 30, 2007, respectively, the Company reported net income of $3.7 million and $7.3 million. This compares to net income of $3.4 million and $6.8 million for the same periods of 2006. Basic and diluted earnings per share were $0.49 and $0.96 for the three and six months ended June 30, 2007, respectively, compared with $0.54 and $1.08 for the same periods of 2006. The reduction in earnings per share between periods is primarily attributable to the issuance of 1,250,000 shares of common stock in our initial public offering in September 2006.

Highlights for the quarter and six months ended June 30, 2007 consist of the following:

•	Net income increased 7.6% and 6.7% for the three and six months ended June 30, 2007, respectively, over the same periods in 2006.

•	Total assets increased 18.2% to $1.2 billion since the second quarter of 2006, fueled by strong growth in loans.

•	Loans grew 20.7% to $983.3 million compared with the second quarter of 2006 and 15.1% since December 31, 2006.

•

Deposits grew 20.3% to $977 million since the second quarter of 2006. The Bank’s core customer non-interest bearing deposit accounts increased from $59.8 million to $65 million, or 8.7%, during the first half of 2007.

•

The efficiency ratio for the first six months of 2007 improved to 45.2% from 48.7% in the first six months of 2006. Our efficiency ratio for the quarter ended June 30, 2007 also improved to 45.0% from 49.3% for the same period in 2006.

•	We expanded our presence to Bowling Green, Kentucky by opening a loan production office during March 2007 and recruiting an experienced lending and product team with an established customer base.

•

Additionally, we expanded our geographical footprint to Lexington, Kentucky with a new loan production office during June 2007. We recruited an experienced lending and product team with an established customer base. We plan to open a full service branch in that market in August.

•

On June 16, 2007 we entered into a definitive agreement to acquire Ohio County Bancshares, Inc., the holding company for Kentucky Trust Bank, which operates six retail banking offices in three Kentucky counties, including the Bowling Green and Owensboro markets. Headquartered in Beaver Dam, Kentucky, Kentucky Trust Bank has assets of approximately $120 million. The acquisition is valued at approximately $12 million and will be paid in a combination of cash and stock, of which between 50% and 60% will be payable in Porter Bancorp shares. The proposed acquisition is expected to close in the early fourth quarter.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2007 compared with the same period of 2006:

	For the Three Months Ended June 30,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$21,935	$17,947	$3,988	22.2%
Gross interest expense	11,815	8,537	3,278	38.4
Net interest income	10,120	9,410	710	7.5
Provision for loan losses	700	377	323	85.7
Non-interest income	1,308	1,330	(22)	(1.7)
Non-interest expense	5,111	5,277	(166)	(3.1)
Net income before taxes	5,617	5,086	531	10.4
Income tax expense	1,928	1,656	272	16.4
Net income	3,689	3,430	259	7.6

Net income of $3,689,000 for the three months ended June 30, 2007 increased $259,000, or 7.6%, from $3,430,000 for the comparable period of 2006. This increase in earnings was primarily attributable to increased net interest income which was partially offset by lower non-interest income and increased provision for loan losses expense. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin reflecting the effect of a flat yield curve. Decreased gains on sales of loans originated for sale and decreased service charges on deposit accounts resulted in slightly lower non-interest income. Service charges on deposit accounts decreased as a result of changes in product fee structures which we believe will make certain products more competitive, thereby increasing product sales over time. While we recorded a gain of $129,000 from the sale of loans originated for sale in the second quarter of 2006, we had no revenue from this activity in the second quarter of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $70,000 during the second quarter of 2007 compared with $11,000 for the same period of 2006. Provision for loan losses expense increased $323,000, or 85.7%, compared with the second quarter of 2006 as a result of strong growth in our loan portfolio requiring a larger provision to remain consistent with historical experience, and our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2007 compared with the same period of 2006:

	For the Six Months Ended June 30,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$41,989	$34,934	$7,055	20.2%
Gross interest expense	22,125	16,480	5,645	34.3
Net interest income	19,864	18,454	1,410	7.6
Provision for loan losses	1,325	753	572	76.0
Non-interest income	2,484	2,696	(212)	(7.9)
Non-interest expense	10,067	10,287	(220)	(2.1)
Net income before taxes	10,956	10,110	846	8.4
Income tax expense	3,666	3,277	389	11.9
Net income	7,290	6,833	457	6.7

Net income of $7,290,000 for the six months ended June 30, 2007 increased $457,000, or 6.7%, from $6,833,000 for the comparable period of 2006. This increase in earnings was primarily attributable to increased net interest income which was partially offset by lower non-interest income and increased provision for loan losses expense. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin reflecting the effect of a flat yield curve. Non-interest income decreased from the prior year due to decreased gain on sales of loans originated for sale, decreased gain on sales of government guaranteed loans, which reflects the cyclical nature of this type of income, and decreased service charges on deposit accounts. Service charges on deposit accounts decreased as a result of changes in product fee structures which we believe will make certain products more competitive, thereby increasing product sales over time. While we recorded a gain of $240,000 from the sale of loans originated for sale in the first six months of 2006, we had no revenue from this activity in the first half of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $165,000 during the first six months of 2007 compared with $34,000 for the same period of 2006. Provision for loan losses expense increased $572,000, or 76.0%, in comparison to the first half of 2006 as a result of strong growth in our loan portfolio, requiring a larger provision to remain consistent with historical experience, and our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans.

Net Interest Income – Our net interest income was $10,120,000 for the three months ended June 30, 2007, an increase of $710,000, or 7.5%, compared with $9,410,000 for the same period of 2006. Net interest spread and margin were 3.10% and 3.69%, respectively, for the second quarter of 2007, compared with 3.66% and 4.10%, respectively, for the second quarter of 2006. Net interest income was $19,864,000 for the six months ended June 30, 2007, an increase of $1,410,000, or 7.6%, compared with $18,454,000 for the same period of 2006. Net interest spread and margin were 3.18% and 3.80%, respectively, for the first six months of 2007, compared with 3.61% and 4.02%, respectively, for the first six months of 2006.

Our yield on earning assets increased to 7.96% for the second quarter of 2007 compared to 7.78% for the second quarter of 2006 while our cost of funds increased to 4.86% for the second quarter of 2007 compared to 4.12% for the second quarter of 2006. Net interest margin decreased 23 basis points from our margin of 3.92% in the first quarter of 2007. Our yield on earning assets declined 7 basis points from 8.03% during the first quarter of 2007 while our cost of funds increased 12 basis points from 4.74%. This was due in part to our use of promotional pricing in our marketing efforts to attract premium customers in our new markets.

Our average interest-earning assets were $1.06 billion for the six months ended June 30, 2007, compared with $934.8 million for the six months ended June 30, 2006, a 13.8% increase primarily attributable to loan growth. Average loans were $923.9 million for the six months ended June 30, 2007, compared with $804.7 million for the six months ended June 30, 2006, a 14.8% increase. Our total interest income increased by 20.2% to $42.0 million for the six months ended June 30, 2007, compared with $34.9 million for the same period of 2006. The change was due to a combination of higher interest rates and higher loan volume.

Our average interest-bearing liabilities increased by 11.0% to $928.5 million for the six months ended June 30, 2007, compared with $836.6 million for the six months ended June 30, 2006. Our total interest expense increased by 34.3% to $22.1 million for the six months ended June 30, 2007, compared with $16.5 million during the same period of 2006, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit and NOW and money market deposit accounts (MMDA’s). Our average volume of certificates of deposit increased by 8.4% to $683.7 million for the six months ended June 30, 2007, compared with $630.7 million for the six months ended June 30, 2006. The average interest rate paid on certificates of deposits increased to 5.05% for the six months ended June 30, 2007, compared with 4.11% for the six months ended June 30, 2006. Our average volume of NOW and MMDA’s increased by 50.2% to $131.6 million for the six months ended June 30, 2007, compared with $87.6 million for the first six month of 2006. The average rate paid on NOW and MMDA’s increased to 3.65% for the six months ended June 30, 2007, compared with 2.10% for the first six months of 2006. The increase in cost of funds was the result of the continued repricing of certificates of deposit at maturity at higher interest rates and increases in MMDA rates driven by increases in market rates and competition.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending June 30, 2007 and 2006, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$955,896	$20,026	8.40%	$811,403	$16,584	8.20%
Securities
Taxable	84,824	1,042	4.93	80,220	900	4.50
Tax-exempt (3)	16,540	171	6.38	17,827	187	6.47
FHLB stock	8,978	146	6.52	8,595	123	5.74
Other equity securities	3,683	38	4.14	3,445	41	4.77
Federal funds sold and other	40,463	512	5.08	9,434	112	4.76

Total interest-earning assets	1,110,384	21,935	7.96%	930,924	17,947	7.78%

Less: Allowance for loan losses	(13,395)			(12,735)
Non-interest earning assets	64,749			61,377

Total assets	$1,161,738			$979,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$703,240	$8,952	5.11%	$631,897	$6,712	4.26%
NOW and money market deposits	143,364	1,362	3.81	82,553	430	2.09
Savings accounts	25,104	92	1.47	22,802	42	0.74
Federal funds purchased and repurchase agreements	1,381	10	2.90	6,620	75	4.54
FHLB advances	76,648	925	4.84	53,310	601	4.52
Junior subordinated debentures	25,000	474	7.60	25,000	533	8.55
Other borrowing	—	—	—	9,572	144	6.03

Total interest-bearing liabilities	974,737	11,815	4.86%	831,754	8,537	4.12%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,925			65,626
Other liabilities	6,404			6,356

Total liabilities	1,049,066			903,736
Stockholders’ equity	112,672			75,830

Total liabilities and stockholders’ equity	$1,161,738			$979,566

Net interest income		$10,120			$9,410

Net interest spread			3.10%			3.66%

Net interest margin			3.69%			4.10%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending June 30, 2007 and 2006, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$923,921	$38,557	8.42%	$804,698	$32,056	8.03%
Securities
Taxable	81,848	1,994	4.91	81,154	1,768	4.39
Tax-exempt (3)	16,307	337	6.41	17,495	368	6.53
FHLB stock	8,978	287	6.45	8,536	243	5.74
Other equity securities	3,556	75	4.25	3,490	82	4.74
Federal funds sold and other	29,322	739	5.08	19,410	417	4.33

Total interest-earning assets	1,063,932	41,989	7.99%	934,783	34,934	7.58%

Less: Allowance for loan losses	(13,207)			(12,574)
Non-interest earning assets	63,853			61,243

Total assets	$1,114,578			$983,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$683,732	$17,132	5.05%	$630,739	$12,840	4.11%
NOW and money market deposits	131,566	2,384	3.65	87,589	910	2.10
Savings accounts	24,536	167	1.37	22,973	77	0.68
Federal funds purchased and repurchase agreements	1,347	15	2.25	5,442	116	4.30
FHLB advances	62,330	1,482	4.79	55,265	1,228	4.48
Junior subordinated debentures	25,000	945	7.62	25,000	1,021	8.24
Other borrowing	—	—	—	9,586	288	6.06

Total interest-bearing liabilities	928,511	22,125	4.81%	836,594	16,480	3.97%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	67,944			65,146
Other liabilities	6,663			7,020

Total liabilities	1,003,118			908,760

Stockholders’ equity	111,460			74,692

Total liabilities and stockholders’ equity	$1,114,578			$983,452

Net interest income		$19,864			$18,454

Net interest spread			3.18%			3.61%

Net interest margin			3.80%			4.02%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2007 vs. 2006			Six Months Ended June 30, 2007 vs. 2006
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$424	$3,018	$3,442	$1,581	$4,920	$6,501
Securities	88	38	126	206	(11)	195
FHLB stock	18	5	23	31	13	44
Other equity securities	(8)	5	(3)	(9)	2	(7)
Federal funds sold and other	7	393	400	81	241	322

Total increase (decrease) in interest income	529	3,459	3,988	1,890	5,165	7,055

Interest-bearing liabilities:
Certificates of deposit and other time deposits	1,428	812	2,240	3,147	1,145	4,292
NOW and money market accounts	492	440	932	880	594	1,474
Savings accounts	46	4	50	85	5	90
Federal funds purchased and repurchase agreements	(20)	(45)	(65)	(39)	(62)	(101)
FHLB advances	45	279	324	90	164	254
Junior subordinated debentures	(59)	—	(59)	(76)	—	(76)
Other borrowings	—	(144)	(144)	—	(288)	(288)

Total increase (decrease) in interest expense	1,932	1,346	3,278	4,087	1,558	5,645

Increase in net interest income	$(1,403)	$2,113	$710	$(2,197)	$3,607	$1,410

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Service charges on deposit accounts	$648	$683	$1,183	$1,348
Secondary market brokerage fees	70	11	165	34
Title insurance commissions	35	36	112	56
Gains on sales of government guaranteed loans, net	15	—	15	99
Gains on sales of loans originated for sale	—	129	—	240
Gains on sales of securities, net	62	27	62	27
Gains on sales of other assets, net	1	—	7	18
Other	477	444	940	874

Total non-interest income	$1,308	$1,330	$2,484	$2,696

Non-interest income for the second quarter ended June 30, 2007 decreased $22,000, or 1.7%, in comparison with the second quarter of 2006. For the six months ended June 30, 2007 non-interest income decreased by $212,000 to $2.5 million compared with $2.7 million for same period of 2006. The decrease in non-interest income for both the second quarter and the six months ended June 30, 2007 was primarily due to a decrease in service charges on deposit accounts. This decrease was a result of changes in product fee structures that the Company believes will make certain products more competitive, thereby increasing product sales over time.

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

We also experienced changes in the income derived from our secondary market residential lending operations. While we recorded a gain of $240,000 from the sale of loans originated for sale in the first six months of 2006, we had no revenue from this activity in the same period of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $165,000 during the first six months of 2007 compared with $34,000 for the same period of 2006. Based on current trends in long-term residential lending and housing markets we believe our strategic decision will better position us over the long-term in this business line.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Salary and employee benefits	$3,001	$3,048	$5,936	$5,885
Occupancy and equipment	599	672	1,164	1,360
State franchise tax	325	267	650	540
Professional fees	184	231	336	479
Advertising	114	190	253	319
Postage and delivery	133	133	262	264
Office supplies	131	158	243	253
Communications	99	137	209	283
Other real estate owned expense	53	64	101	123
Other	472	377	913	781

Total non-interest expense	$5,111	$5,277	$10,067	$10,287

Non-interest expense for the second quarter ended June 30, 2007 decreased $166,000, or 3.1%, compared with the second quarter of 2006. For the six months ended June 30, 2007, non-interest expense decreased $220,000, or 2.1%, to $10.1 million compared with $10.3 million for the first six months of 2006. The decrease in non-interest expense was primarily attributable to reduced occupancy and equipment, professional fees, and communications expenses, and was partially offset by increases in state franchise tax. Our diligent focus on expense control resulted in an improved efficiency ratio of 45.2% for the first six months of 2007, compared with 48.7% for the same period of 2006. Our efficiency ratio could increase modestly in future quarters as we make investments to grow into new markets.

Income Tax Expense – Income tax expense was $1.9 million, or 34.3% of pre-tax income, for the second quarter ended June 30, 2007, and $3.7 million, or 33.5% of pre-tax income for the first six months of 2007, compared with $1.7 million, or 32.6% of pre-tax income, for the second quarter of 2006, and $3.3 million, or 32.4% of pre-tax income, for the first six months of 2006. The slight increase in effective tax rate is attributable to a modest decline in tax-exempt earning assets as a percentage of total interest earning assets between periods.

Analysis of Financial Condition

Total assets increased $147.2 million, or 14.0%, to $1.2 billion at June 30, 2007 from $1.05 billion at December 31, 2006. This increase was primarily attributable to an increase of $128.3 million in net loans from loan growth. In addition, securities available for sale increased $6.6 million during the first six months of 2007. Total assets at June 30, 2007 increased $184.8 million from $1.01 billion at June 30, 2006, representing an 18.2% increase.

Loans Receivable – Loans receivable increased $129.0 million, or 15.1%, during the six months ended June 30, 2007 to $983.3 million. Our commercial, commercial real estate, farmland, and real estate construction portfolios increased by an aggregate of $97.7 million, or 16.4%, during the six months and comprised 70.5% of the total loan portfolio at June 30, 2007.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate; there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$304,556	30.97%	$277,029	32.42%
Construction	258,836	26.32	211,973	24.81
Residential	225,606	22.94	195,591	22.89
Farmland	53,212	5.41	47,325	5.54
Home equity	18,649	1.90	19,099	2.24
Commercial	76,565	7.79	59,113	6.92
Consumer	30,855	3.14	29,709	3.48
Agriculture	14,109	1.43	13,436	1.57
Other	955	0.10	1,092	0.13

Total loans	$983,343	100.00%	$854,367	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$1,485	$2,010
Non-accrual loans	5,704	6,930

Total non-performing loans	7,189	8,940
Real estate acquired through foreclosure	4,118	2,415
Other repossessed assets	9	9

Total non-performing assets	$11,316	$11,364

Non-performing loans to total loans	0.73%	1.05%

Non-performing assets to total loans	1.15%	1.33%

Nonperforming loans at June 30, 2007 were $7.2 million, or 0.73% of total loans, compared with $10.2 million, or 1.25% of total loans, at June 30, 2006, and $8.9 million, or 1.05% of total loans at December 31, 2006. The decrease of $1.8 million in non-performing loans from December 31, 2006 to June 30, 2007 is primarily attributable to our collection efforts via foreclosure and collateral repossession.

Foreclosed properties at June 30, 2007 were $4.1 million compared with $2.4 million at both June 30, 2006 and December 31, 2006. The increase in foreclosed properties reflects the normal progression of troubled loans through workout, collateral repossession, and ultimate disposition. We value foreclosed properties at fair or net recoverable value when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at June 30, 2007 decreased to 1.37% from 1.55% at June 30, 2006 and 1.50% at December 31, 2006. Provision for loan losses increased $323,000 to $700,000 for the second quarter of 2007 compared with the second quarter of 2006. Provision for loan losses increased $572,000 to $1.3 million for the six months ended June 30, 2007, compared with $753,000 for the same six month period of 2006. The loan loss provision for the three and six months ended June 30, 2007, was increased largely due to the growth in the loan portfolio and to remain consistent with historical loan loss experience. Net loan charge-offs were $432,000 for second quarter of 2007 compared with $333,000 for the same period of 2006. Net loan charge-offs for the six months ended June 30, 2007 were $678,000, or 0.07% of total loans, compared with $339,000, or 0.04%, for the first six months of 2006.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2007 and 2006 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance at beginning of period	$13,211	$12,567	$12,832	$12,197
Provision for loan losses	700	377	1,325	753
Recoveries	80	83	148	154
Charge-offs	(512)	(416)	(826)	(493)

Balance at end of period	$13,479	$12,611	$13,479	$12,611

Allowance for loan losses to period-end loans	1.37%	1.55%	1.37%	1.55%

Net charge-offs to average loans	0.05%	0.04%	0.07%	0.04%

Allowance for loan losses to non-performing loans	187.49%	123.89%	187.49%	123.89%

Liabilities – Total liabilities at June 30, 2007 were $1.09 billion compared to $942.7 million at December 31, 2006, an increase of $143.7 million, or 15.2%. The increase was primarily attributable to an increase in deposits of $115.1 million, or 13.4%, at June 30, 2007 to $977 million from $861.9 million at December 31, 2006, primarily due to an increase in both time deposits and transactional accounts from promotional efforts throughout the period. The core customer non-interest bearing deposit account growth of $5.2 million during the first six months of 2007 is attributable to our new deposit growth focus which includes new incentives for our employees and product improvements.

Federal Home Loan Bank advances also increased $28.9 million, or 60.7%, to $76.5 million from $47.6 million at December 31, 2006. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$67,944	—	$64,778	—
Interest checking	49,831	1.69%	51,127	1.60%
Money market	81,735	4.85%	36,140	3.43%
Savings	24,536	1.37%	23,455	0.90%
Certificates of deposit	683,732	5.05%	634,919	4.40%

Total deposits	$907,778	4.37%	$810,419	3.73%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$506,203	5.01%	$473,813	4.36%
$100,000 or more	177,529	5.18%	161,106	4.53%

Total	$683,732	5.05%	$634,919	4.40%

The following table shows at June 30, 2007 and December 31, 2006 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of June 30, 2007	As of December 31, 2006
	(dollars in thousands)
Three months or less	$38,691	$49,079
Three months through six months	51,487	42,288
Six months through twelve months	106,419	61,690
Over twelve months	17,967	29,834

Total	$214,564	$182,891

Liquidity

Liquidity risk arises from the possibility that we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as our operating cash needs, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reviewed by our Asset Liability Committee.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2006 and the first six months of 2007, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2007, these deposits totaled $1.5 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $21.0 million on an unsecured basis and an additional $15.0 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At June 30, 2007, the Bank had an unused borrowing capacity with the FHLB of $91.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $3.5 million to $111.9 million at June 30, 2007 compared with $108.3 million at December 31, 2006. The increase was due to net income of $7.3 million earned during the first six months of 2007 reduced by $3.1 million in dividends declared. The Company and the Bank qualified as well capitalized under regulatory guidelines at June 30, 2007.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			June 30, 2007		December 31, 2006
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	12.64%	10.24%	14.32%	11.56%
Total risk-based capital	8.0	10.0	13.89	11.50	15.57	12.81
Tier I leverage ratio	4.0	5.0	10.82	8.77	11.86	9.56

Porter Bancorp, Inc. and PBI Bank had ratios of Tier I capital and total capital to risk-adjusted assets and leverage ratios significantly above the regulatory minimums and minimums for well-capitalized financial institutions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2007, and December 31, 2006. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 7.0% at June 30, 2007 compared with a decrease of 6.3% at December 31, 2006. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 6.2% at June 30, 2007, compared with an increase of 5.4% at December 31, 2006.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2007, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,543	11.82%
+ 100 basis points	2,383	6.20
- 100 basis points	(2,681)	(6.97)
- 200 basis points	(5,983)	(15.56)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On May 17, 2007, we held our annual meeting of shareholders to consider and act upon a proposal to elect seven directors of Porter Bancorp to serve until the 2008 Annual Meeting of Shareholders. The following directors received votes as noted:

	Affirmative	Negative
Maria L. Bouvette	7,161,319	47,280
David L. Hawkins	7,201,099	7,500
W. Glenn Hogan	7,201,099	7,500
Michael E. Miller	7,152,975	55,624
Sidney L. Monroe	6,868,718	339,881
J. Chester Porter	6,864,796	343,803
Stephen A. Williams	7,161,319	47,280

No other proposals were voted upon at the shareholders meeting.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 8, 2007	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

August 8, 2007	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief
Accounting Officer