Form 10-Q
period 2007-09-30
Porter Bancorp, Inc.
filed 2007-11-13
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

7,628,337 shares of Common Stock, no par value, were outstanding at October 25, 2007.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2007 and December 31, 2006

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2006

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

(amounts in thousands except share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Cash and due from financial institutions	$19,541	$15,306
Federal funds sold	7,387	40,957

Cash and cash equivalents	26,928	56,263
Securities available for sale	100,723	95,090
Loans, net of allowance of $14,500 and $12,832, respectively	1,060,569	841,535
Premises and equipment	14,935	13,774
Goodwill	12,881	12,881
Accrued interest receivable and other assets	39,044	31,463

Total assets	$1,255,080	$1,051,006

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$71,038	$69,180
Interest bearing	975,740	792,676

Total deposits	1,046,778	861,856
Federal funds purchased and repurchase agreements	11,569	1,134
Federal Home Loan Bank advances	50,207	47,562
Accrued interest payable and other liabilities	7,328	7,108
Junior subordinated debentures	25,000	25,000

Total liabilities	1,140,882	942,660

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,628,967 and 7,622,447 shares issued and outstanding, respectively	64,820	64,820
Additional paid-in capital	11,208	11,036
Retained earnings	38,368	32,355
Accumulated other comprehensive income (loss)	(198)	135

Total stockholders' equity	114,198	108,346

Total liabilities and stockholders’ equity	$1,255,080	$1,051,006

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income
Loans, including fees	$21,941	$17,045	$60,498	$49,101
Taxable securities	1,054	918	3,123	2,768
Tax exempt securities	170	179	507	547
Fed funds sold and other	686	422	1,712	1,082

	23,851	18,564	65,840	53,498

Interest expense
Deposits	11,758	7,736	31,441	21,563
Federal Home Loan Bank advances	810	829	2,292	2,057
Junior subordinated debentures	488	543	1,433	1,564
Federal funds purchased and other	59	34	74	150
Notes payable	—	143	—	431

	13,115	9,285	35,240	25,765

Net interest income	10,736	9,279	30,600	27,733
Provision for loan losses	1,500	276	2,825	1,029

Net interest income after provision for loan losses	9,236	9,003	27,775	26,704

Non-interest income
Service charges on deposit accounts	669	615	1,852	1,963
Secondary market brokerage fees	67	88	232	122
Title insurance commissions	37	41	149	97
Net gain on sales of government guaranteed loans 15	53	30	152
Net gain on sales of loans originated for sale	—	44	—	284
Net gain on sales of securities	42	23	104	50
Other	476	453	1,423	1,345

	1,306	1,317	3,790	4,013

Non-interest expense
Salaries and employee benefits	3,115	2,749	9,051	8,634
Occupancy and equipment	673	612	1,837	1,972
State franchise tax	326	267	976	807
Professional fees	149	164	485	643
Communications	113	121	322	404
Advertising	140	148	393	467
Other	1,013	592	2,532	2,013

	5,529	4,653	15,596	14,940

Income before income taxes	5,013	5,667	15,969	15,777
Income tax expense	1,714	1,858	5,380	5,135

Net income	$3,299	$3,809	$10,589	$10,642

Basic and diluted earnings per share	$0.44	$0.59	$1.40	$1.67

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2007

(amounts in thousands, except share and per share data)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Number of Shares	Amount	Paid-In Capital		Comprehensive Income (Loss)
Balances, January 1, 2007	7,622,447	$64,820	$11,036	$32,355	$135	$108,346
Issuance of unvested stock	7,500					—
Forfeited unvested stock	(980)	—	—	—	—	—
Stock-based compensation expense	—	—	172	—	—	172
Comprehensive income:
Net income	—	—	—	10,589	—	10,589
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	(333)	(333)

Total comprehensive income	—	—	—	—	—	10,256

Cash dividends ($0.60 per share)	—	—	—	(4,576)	—	(4,576)

Balances, September 30, 2007	7,628,967	$64,820	$11,208	$38,368	$(198)	$114,198

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2007 and 2006

(dollars in thousands)

	2007	2006
Cash flows from operating activities
Net income	$10,589	$10,642
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,691	1,569
Provision for loan losses	2,825	1,029
Net amortization on securities	6	356
Stock-based compensation expense	172	106
Net gain on sales of loans	—	(284)
Loans originated for sale	—	(8,825)
Proceeds from sales of loans held for sale	—	9,109
Net (gain) loss on other real estate owned	119	(32)
Net realized gain on sales of securities	(104)	(50)
Earnings on bank owned life insurance	(206)	(190)
Federal Home Loan Bank stock dividends	—	(369)
Changes in other assets and liabilities
Net change in accrued interest receivable and other assets	(2,817)	(982)
Net change in accrued interest payable and other liabilities	396	(2,302)

Net cash from operating activities	12,671	9,777

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	200
Purchases of available for sale securities	(22,280)	(11,037)
Sales and calls of available for sale securities	884	4,416
Maturities and prepayments of available for sale securities	15,352	15,136
Proceeds from sale of other real estate owned	3,958	1,018
Improvements to other real estate owned	(370)	—
Loan originations and payments, net	(231,057)	(27,923)
Purchases of premises and equipment, net	(1,919)	(248)
Investment in bank owned life insurance	—	(1,100)
Acquisition of Associates Mortgage Group, net	—	(250)

Net cash from investing activities	(235,432)	(19,788)

Cash flows from financing activities
Net change in deposits	184,922	(4,161)
Net change in federal funds purchased and repurchase agreements	10,435	(3,275)
Repayment of notes payable	—	(9,600)
Repayment of Federal Home Loan Bank advances	(27,355)	(32,819)
Advances from Federal Home Loan Bank	30,000	26,220
Issuance of common stock for initial public offering, net	—	26,634
Cash dividends paid	(4,576)	(3,815)

Net cash from financing activities	193,426	(816)

Net change in cash and cash equivalents	(29,335)	(10,827)
Beginning cash and cash equivalents	56,263	52,281

Ending cash and cash equivalents	$26,928	$41,454

Supplemental cash flow information:
Interest paid	$34,818	$25,037
Income taxes paid	5,950	5,495
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$8,279	$1,278

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

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

The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and the Company files a return in the state of Kentucky. These returns are subject to examination by taxing authorities for all years after 2003.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on Issue 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchases of Life Insurance.” FASB Technical Bulletin No. 85-4 requires that assets such as bank owned life insurance be carried at their cash surrender value (CSV) or the amount that could be realized, with changes in CSV reported in earnings. Issue 06-5 requires that a policyholder consider any additional amounts (e.g. claims stabilization reserves and deferred acquisition costs) included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Certain life insurance contracts provide the policyholder with an amount that, upon surrender, is greater if all individual policies are surrendered at the same time rather than if the policies were surrendered over a period of time. The Issue requires that policyholders determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. This Issue is effective for us beginning January 1, 2007. The Issue can be applied as either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or (b) a change in accounting principle through retrospective application to all periods. The adoption of Issue 06-5 had no effect on the Company’s financial statements for the nine months ended September 30, 2007.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the Statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. This Statement is effective for fiscal years beginning after November 15, 2007, which is January 1, 2008 for us. Management has not yet completed its evaluation of the impact of this standard.

Note 2 – Stock Plans and Stock Based Compensation

At September 30, 2007, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to year-end and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2007, the Company had granted outstanding options to purchase 193,612 shares under the 2000 option plan and 40,316 shares under the 2006 plan. The Company also had awarded under the 2006 plan 42,800 unvested shares net of forfeitures and vesting. As of September 30, 2007, the Company had 316,884 shares available for issue under the 2006 plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five-year term. To date the Company has granted options to purchase 53,000 shares to non-employee directors. At September 30, 2007, 47,000 shares remained available for issue under this plan.

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

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2007		Twelve Months Ended December 31, 2006
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	251,820	$25.29	194,004	$25.50
Granted	36,500	23.01	58,816	24.60
Forfeited	(1,392)	25.50	(1,000)	25.50

Outstanding, ending	286,928	$25.00	251,820	$25.29

The following table details stock options outstanding:

September 30, 2007
Stock options vested and currently exercisable:	215,219
Weighted average exercise price	$25.43
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.8
Total Options Outstanding:	286,928
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	3.1

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first nine months of 2007. The Company recorded $92,000 of stock option compensation during the nine months ended September 30, 2007 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $32,000 was recognized. No options were modified during the period. As of September 30, 2007, no stock options issued by the Company have been exercised.

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

From time-to-time the Company awards unvested shares to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $80,000 of stock-based compensation during the first nine months of 2007 to salaries and employee benefits. A tax benefit of $28,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended September 30, 2007		Twelve Months Ended December 31, 2006
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	40,000	$25.33	—	$—
Granted	7,500	23.02	41,600	25.34
Forfeited	(980)	25.50	(1,600)	25.50
Vested	(3,720)	25.50	—	—

Outstanding, ending	42,800	$24.91	40,000	$25.33

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2007 and beyond is estimated as follows (in thousands):

October 2007 – December 2007	$65
2008	230
2009	190
2010	133
2011 & thereafter	628

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(dollars in thousands)
September 30, 2007
U.S. Government and federal agency	$18,945	$19	$(177)
State and municipal	18,962	124	(236)
Mortgage-backed	55,959	174	(602)
Corporate bonds	1,401	23	—
Other debt securities	704	—	—

Total debt securities	95,971	340	(1,015)
Equity	4,752	618	(248)

Total	$100,723	$958	$(1,263)

December 31, 2006
U.S. Government and federal agency	$15,713	$1	$(345)
State and municipal	17,918	280	(60)
Mortgage-backed	54,848	150	(642)
Corporate bonds	2,451	84	—

Total debt securities	90,930	515	(1,047)
Equity	4,160	876	(140)

Total	$95,090	$1,391	$(1,187)

Securities pledged at September 30, 2007 and December 31, 2006 had carrying values of approximately $51,725,000 and $32,404,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of September 30, 2007, the Company has 62 equity securities. Of these securities, ten had an unrealized loss of $130,000 and had been in an unrealized loss position for less than twelve months and thirteen had an unrealized loss of $118,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of September 30, 2007, there are no securities management would classify as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Commercial	$82,239	$59,113
Real estate	945,034	751,017
Agriculture	15,002	13,436
Consumer	31,822	29,709
Other	972	1,092

Subtotal	1,075,069	854,367
Less: Allowance for loan losses	(14,500)	(12,832)

Loans, net	$1,060,569	$841,535

Activity in the allowance for loan losses was as follows:

	September 30, 2007	September 30, 2006
	(dollars in thousands)
Beginning balance	$12,832	$12,197
Provision for loan losses	2,825	1,029
Loans charged-off	(1,345)	(774)
Loan recoveries	188	203

Ending balance	$14,500	$12,655

Impaired loans were as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Loans with no allocated allowance for loan losses	$778	$2,048
Loans with allocated allowance for loan losses	2,622	3,090

Total	$3,400	$5,138

Amount of the allowance for loan losses allocated	$497	$896

Nonperforming loans were as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$2,829	$2,010
Non-accrual loans	5,536	6,930

Nonperforming loans include all impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (FHLB) were as follows:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Single maturity advances with fixed rates from 4.48% to 5.64% maturing from 2009 through 2012	$36,500	$6,500
Single maturity advance with a variable rate of 5.37% maturing 2008	—	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2007 through 2035	13,707	16,062

Total	$50,207	$47,562

Each advance is payable according to its individual terms and is subject to a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At September 30, 2007, the Bank had unused borrowing capacity of $118.2 million with the FHLB.

Note 6 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Basic
Net income	$3,299	$3,809	$10,589	$10,642

Weighted average voting and non-voting common shares outstanding	7,586,167	6,454,730	7,585,063	6,373,656

Basic earnings per common share	$0.44	$0.59	$1.40	$1.67

Diluted
Net income	$3,299	$3,809	$10,589	$10,642

Weighted average voting and non-voting common shares outstanding	7,586,167	6,454,730	7,585,063	6,373,656
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	—	22	—

Average shares and potential common shares	7,586,167	6,454,730	7,585,085	6,373,656

Diluted earnings per common share	$0.44	$0.59	$1.40	$1.67

Unvested shares of common stock of 35,300 for 2007 and 38,050 for 2006, along with stock options for 286,928 shares of common stock for 2007 and options for 251,820 shares of common stock for 2006, were not considered in computing earnings per common share because they were anti-dilutive.

Note 7 – Total Comprehensive Income

Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Net income	$3,299	$3,809	$10,589	$10,642
Change in unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	506	1,058	(333)	363

Total comprehensive income	$3,805	$4,867	$10,256	$11,005

Note 8 – Subsequent Acquisition of Ohio County Bancshares, Inc.

On October 1, 2007, the Company acquired 100% of the outstanding shares of Ohio County Bancshares, Inc. (OCB). Operating results of OCB will be included in the consolidated financial statements of the Company beginning in the fourth quarter of 2007. As a result of the acquisition, the Company expects to further improve its market share in the Bowling Green, Ohio County, and Owensboro markets, expand its customer base to improve deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale. The aggregate purchase price was $12.0 million. Approximately $6.0 million was paid in cash and $6.0 million was paid through the issuance of the Company’s common stock to OCB shareholders. The purchase price resulted in approximately $3.2 million in goodwill, and $3.5 million in core deposit intangible.

Total assets of approximately $111.5 million were acquired, which includes approximately $84.0 million in loans, and $17.4 million in investments. Liabilities assumed in the acquisition totaled approximately $106.2 million, which includes $94.4 million in deposits and $5.6 million in Federal Home Loan Bank advances.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This item analyzes our financial condition, change in financial condition and results of operations. This section should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1, of this report.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend, to update these statements unless applicable laws require us to do so.

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

On October 1, 2007, we completed the acquisition of Ohio County Bancshares and its wholly-owned subsidiary, Kentucky Trust Bank. Kentucky Trust Bank operates six retail banking offices in three central Kentucky counties, including the Beaver Dam, Bowling Green, and Owensboro markets.

On October 25, 2007, we announced that PBI Bank had signed a definitive agreement to acquire Paramount Bank in Lexington, Kentucky. Paramount Bank is a division of SCB Bank, the bank subsidiary of Blue River Bancshares, Inc. (OTC: BRBI) of Shelbyville, Indiana. Paramount has approximately $75 million in assets. The acquisition is valued at approximately $5 million and will be paid in cash. The proposed acquisition is expected to close at the beginning of the first quarter of 2008.

For the three and nine months ended September 30, 2007, respectively, the Company reported net income of $3.3 million and $10.6 million. This compares to net income of $3.8 million and $10.6 million for the same periods of 2006. Basic and diluted earnings per share were $0.44 and $1.40 for the three and nine months ended September 30, 2007, respectively, compared with $0.59 and $1.67 for the same periods of 2006. The reduction in earnings per share between periods is partially attributable to the issuance of 1,250,000 shares of common stock in our initial public offering in September 2006.

Highlights for the quarter and nine months ended September 30, 2007 consist of the following:

•

Our earnings per share decreased 5 cents per share to 44 cents from the prior quarter due to robust loan growth with the intent to keep strong reserves. Earnings for the quarter were impacted by 7 cents per share for additional loan loss provisioning. The loan loss provision rose to $1,500,000 for the third quarter of 2007 compared with $276,000 in the same quarter of 2006.

•	Net interest income increased 15.7% to $10.7 million for the three months ended September 30, 2007, compared with the same quarter of 2006.

•	Total assets increased 25.6% to $1.3 billion since the third quarter of 2006, fueled by strong growth in loans.

•	Loans grew 31.5% to $1.1 billion compared with the third quarter of 2006.

•

Deposits grew 30.5% to $1.05 billion since the third quarter of 2006. The Bank’s core customer non-interest bearing deposit accounts increased from $59.8 million to $65.0 million, or 8.6%, during the first nine months of 2007.

•	The efficiency ratio for the third quarter was a strong 46.1%. The year-to-date ratio improved to 45.5% at September 30, 2007, from 47.1% at September 30, 2006.

•

Nonperforming loans as a percentage of total loans at September 30, 2007, were 0.78%, a decline of 44 basis points since September 30, 2006 and 5 basis points since June 30, 2007. Nonperforming assets at September 30, 2007, were 1.42% of total loans, a decline of 6 basis points from September 30, 2006 and an increase of 27 basis points since June 30, 2007. The linked quarter increases in non-performing assets were driven by the residential real estate market and consist primarily of one borrowing relationship. This relationship has been thoroughly analyzed and we believe we have established adequate reserves to account for potential losses. The loans affiliated with this account are in other real estate and/or foreclosure status.

•

After the close of the third quarter, Porter Bancorp completed the acquisition of Ohio County Bancshares, Inc., the holding company for Kentucky Trust Bank, which operates six retail banking offices in three Kentucky counties, including the Bowling Green and Owensboro markets. Headquartered in Beaver Dam, Kentucky, Kentucky Trust Bank has assets of approximately $120 million. The total acquisition price paid was $12 million, approximately 50% in cash and 50% in Porter Bancorp shares. The acquisition was closed effective October 1, 2007, and will add approximately 260,000 shares to the fourth quarter’s average weighted shares outstanding.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2007 compared with the same period of 2006:

	For the Three Months Ended September 30,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$23,851	$18,564	$5,287	28.5%
Gross interest expense	13,115	9,285	3,830	41.2
Net interest income	10,736	9,279	1,457	15.7
Provision for loan losses	1,500	276	1,224	443.5
Non-interest income	1,306	1,317	(11)	(0.8)
Non-interest expense	5,529	4,653	876	18.8
Net income before taxes	5,013	5,667	(654)	(11.5)
Income tax expense	1,714	1,858	(144)	(7.8)
Net income	3,299	3,809	(510)	(13.4)

Net income of $3,299,000 for the three months ended September 30, 2007 decreased $510,000, or 13.4%, from $3,809,000 for the comparable period of 2006. This decrease in earnings was primarily attributable to increased provision for loan losses and other non-interest expense, which was partially offset by increased net interest income. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin reflecting the effect of a flat yield curve, Federal Reserve interest rate reductions, and the use of higher cost deposits to fund our loan growth. Provision for loan losses increased $1.2 million, or 443.5%, compared with the third quarter of 2006 as a result of strong growth in our loan portfolio requiring a larger provision to remain consistent with historical experience, and our current assessment of borrowers’ ability to repay, and our collateral positions related to impaired and non-performing loans.

Non-interest income decreased from the prior year due to decreased gain on sales of loans originated for sale, decreased gain on sales of government guaranteed loans, which reflects the cyclical nature of this type of income, and decreased secondary market brokerage fees. These decreases were partially offset by increased service charges on deposit accounts.

Non-interest expense increased from the prior year due to salary and employee benefits expense increasing $366,000, or 13.3%, from the prior year third quarter as a result of annual employee performance evaluation adjustments and planned staff increases related to our expansion into new markets. We incurred expense related to other real estate owned of $226,000 during the third quarter of 2007 compared with $49,000 for the same period of 2006. Loan collection expense was $98,000 for the current year third quarter compared to $7,000 for the third quarter of 2006. The increases in OREO expenses and loan collection expenses are primarily attributable to our efforts to foreclose, complete construction, and sell single family homes connected to certain borrowing relationships with residential builders suffering from the recent downturn in the housing market. We continue to monitor our portfolio very closely administering proactive collection efforts as prudently possible. FDIC insurance expense increased $59,000, or 355.1%, from the prior year third quarter as a result of the impact of provisions of the FDIC reform act of 2005 taking effect during the quarter.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2007 compared with the same period of 2006:

	For the Nine Months Ended September 30,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$65,840	$53,498	$12,342	23.1%
Gross interest expense	35,240	25,765	9,475	36.8
Net interest income	30,600	27,733	2,867	10.3
Provision for loan losses	2,825	1,029	1,796	174.5
Non-interest income	3,790	4,013	(223)	(5.6)
Non-interest expense	15,596	14,940	656	4.4
Net income before taxes	15,969	15,777	192	1.2
Income tax expense	5,380	5,135	245	4.8
Net income	10,589	10,642	(53)	(0.5)

Net income of $10,589,000 for the nine months ended September 30, 2007 decreased $53,000, or -0.5%, from $10,642,000 for the comparable period of 2006. This decrease in earnings was primarily attributable to increased provision for loan losses, increased other non-interest expense, and lower non-interest income, which was partially offset by increased net interest income. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin reflecting the effect of a flat yield curve, Federal Reserve interest rate reductions, and the use of higher cost deposits to fund our loan growth. Provision for loan losses increased $1.8 million, or 174.5%, in comparison to the first nine months of 2006 as a result of strong growth in our loan portfolio, requiring a larger provision to remain consistent with historical experience, and our current assessment of borrowers’ ability to repay and our collateral positions related to impaired and non-performing loans. Non-interest income decreased from the prior year due to decreased gain on sales of loans originated for sale, decreased gain on sales of government guaranteed loans, which reflects the cyclical nature of this type of income, and decreased service charges on deposit accounts. Service charges on deposit accounts decreased as a result of changes in product fee structures which we believe will make certain products more competitive, thereby increasing product sales over time.

While we recorded a gain of $284,000 from the sale of loans originated for sale in the first nine months of 2006, we had no revenue from this activity in the first nine months of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $232,000 during the first nine months of 2007 compared with $122,000 for the same period of 2006.

The increase in non-interest expense from the prior year is primarily due to increased salary and employee benefits expense, and loan related expense. Salary and employee benefits expense increased $417,000, or 4.8%, from the first nine month of 2006 as a result of annual employee performance evaluation adjustments and planned staff increases related to our expansion into new markets. We incurred expense related to other real estate owned of $327,000 during the first nine months of 2007 compared with $172,000 for the same period of

2006. Loan collection expense was $229,000 for the first nine months of 2007 compared to $36,000 for the same period of 2006. The increases in OREO expenses and loan collection expenses are primarily attributable to our efforts to foreclose, complete construction, and sell single family homes connected to certain borrowing relationships with residential builders suffering from the recent downturn in the housing market. We continue to monitor our portfolio very closely administering proactive collection efforts as prudently possible.

Net Interest Income – Our net interest income was $10,736,000 for the three months ended September 30, 2007, an increase of $1,457,000, or 15.7%, compared with $9,279,000 for the same period of 2006. Net interest spread and margin were 3.03% and 3.60%, respectively, for the third quarter of 2007, compared with 3.47% and 3.95%, respectively, for the third quarter of 2006. Net interest income was $30,600,000 for the nine months ended September 30, 2007, an increase of $2,867,000, or 10.3%, compared with $27,733,000 for the same period of 2006. Net interest spread and margin were 3.13% and 3.73%, respectively, for the first nine months of 2007, compared with 3.56% and 4.00%, respectively, for the first nine months of 2006.

Net interest margin for the third quarter of 2007 declined to 3.60% compared with 3.95% for the third quarter of 2006. Our yield on earning assets increased to 7.96% for the third quarter of 2007 compared to 7.87% for the third quarter of 2006 while our cost of funds increased to 4.93% for the third quarter of 2007 compared to 4.40% for the third quarter of 2006. Net interest margin decreased 9 basis points from our margin of 3.69% in the second quarter of 2007. Our yield on earning assets remained unchanged from 7.96% earned during the second quarter of 2007 while our cost of funds increased 7 basis points from 4.86%. This was due in part to our use of promotional pricing in our marketing efforts to attract premium customers in our new markets, Federal Reserve interest rate reductions, and the use of higher cost deposits to fund our loan growth.

Our average interest-earning assets were $1.1 billion for the nine months ended September 30, 2007, compared with $936.8 million for the nine months ended September 30, 2006, an 18.2% increase primarily attributable to loan growth. Average loans were $962.8 million for the nine months ended September 30, 2007, compared with $807.1 million for the nine months ended September 30, 2006, a 19.3% increase. Our total interest income increased by 23.1% to $65.8 million for the nine months ended September 30, 2007, compared with $53.5 million for the same period of 2006. The change was due to a combination of higher interest rates and higher loan volume.

Our average interest-bearing liabilities increased by 16.1% to $971.6 million for the nine months ended September 30, 2007, compared with $836.9 million for the nine months ended September 30, 2006. Our total interest expense increased by 36.8% to $35.2 million for the nine months ended September 30, 2007, compared with $25.8 million during the same period of 2006, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit and NOW and money market deposit accounts (MMDA’s). Our average volume of certificates of deposit increased by 13% to $713.2 million for the nine months ended September 30, 2007, compared with $631.4 million for the nine months ended September 30, 2006. The average interest rate paid on certificates of deposits increased to 5.09% for the nine months ended September 30, 2007, compared with 4.25% for the nine months ended September 30, 2006. Our average volume of NOW and MMDA’s increased by 69.6% to $141.8 million for the nine months ended September 30, 2007, compared with $83.6 million for the first nine month of 2006. The average rate paid on NOW and MMDA’s increased to 3.78% for the nine months ended September 30, 2007, compared with 2.13% for the first nine months of 2006. The increase in cost of funds was the result of the continued repricing of certificates of deposit at maturity at higher interest rates and increases in MMDA rates driven by increases in market rates and competition.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending September 30, 2007 and 2006, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,039,355	$21,941	8.38%%	$811,838	$17,045	8.33%
Securities
Taxable	81,373	1,008	4.91	77,240	882	4.53
Tax-exempt (3)	16,476	170	6.30	17,148	179	6.37
FHLB stock	8,978	147	6.50	8,720	127	5.78
Other equity securities	4,141	46	4.41	3,389	36	4.21
Federal funds sold and other	42,904	539	4.98	22,496	295	5.20

Total interest-earning assets	1,193,227	23,851	7.96%	940,831	18,564	7.87%

Less: Allowance for loan losses	(13,762)			(12,791)
Non-interest earning assets	67,684			60,225

Total assets	$1,247,149			$988,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$771,297	$10,029	5.16%	$632,689	$7,246	4.54%
NOW and money market deposits	162,026	1,631	3.99	75,791	425	2.22
Savings accounts	25,153	98	1.55	24,202	65	1.07
Federal funds purchased and repurchase agreements	5,662	59	4.13	3,222	34	4.19
FHLB advances	67,149	810	4.79	67,063	829	4.90
Junior subordinated debentures	25,000	488	7.74	25,000	543	8.62
Other borrowing	—	—	—	9,414	143	6.03

Total interest-bearing liabilities	1,056,287	13,115	4.93%	837,381	9,285	4.40%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	69,591			65,226
Other liabilities	7,921			7,248

Total liabilities	1,133,799			909,855
Stockholders’ equity	113,350			78,410

Total liabilities and stockholders’ equity	$1,247,149			$988,265

Net interest income		$10,736			$9,279

Net interest spread			3.03%			3.47%

Net interest margin			3.60%			3.95%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the nine month periods ending September 30, 2007 and 2006, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$962,822	$60,498	8.40%	$807,104	$49,101	8.13%
Securities
Taxable	81,688	3,002	4.91	79,835	2,650	4.44
Tax-exempt (3)	16,364	507	6.37	17,378	547	6.47
FHLB stock	8,978	434	6.46	8,598	370	5.75
Other equity securities	3,753	121	4.31	3,456	118	4.56
Federal funds sold and other	33,899	1,278	5.04	20,450	712	4.65

Total interest-earning assets	1,107,504	65,840	7.98%	936,821	53,498	7.68%

Less: Allowance for loan losses	(13,394)			(12,647)
Non-interest earning assets	65,144			60,900

Total assets	$1,159,254			$985,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$713,241	$27,161	5.09%	$631,396	$20,086	4.25%
NOW and money market deposits	141,831	4,015	3.78	83,613	1,335	2.13
Savings accounts	24,744	265	1.43	23,387	142	0.81
Federal funds purchased and repurchase agreements	2,801	74	3.53	4,694	150	4.27
FHLB advances	63,954	2,292	4.79	59,241	2,057	4.64
Junior subordinated debentures	25,000	1,433	7.66	25,000	1,564	8.36
Other borrowing	—	—	—	9,528	431	6.05

Total interest-bearing liabilities	971,571	35,240	4.85%	836,859	25,765	4.12%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	68,499			65,173
Other liabilities	7,087			7,097

Total liabilities	1,047,157			909,129
Stockholders’ equity	112,097			75,945

Total liabilities and stockholders’ equity	$1,159,254			$985,074

Net interest income		$30,600			$27,733

Net interest spread			3.13%			3.56%

Net interest margin			3.73%			4.00%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$93	$4,803	$4,896	$1,658	$9,739	$11,397
Securities	77	40	117	284	28	312
FHLB stock	16	4	20	47	17	64
Other equity securities	2	8	10	(7)	10	3
Federal funds sold and other	(11)	255	244	63	503	566

Total increase (decrease) in interest income	177	5,110	5,287	2,045	10,297	12,342

Interest-bearing liabilities:
Certificates of deposit and other time deposits	1,063	1,720	2,783	4,267	2,808	7,075
NOW and money market accounts	496	710	1,206	1,410	1,270	2,680
Savings accounts	30	3	33	115	8	123
Federal funds purchased and repurchase agreements	—	25	25	(23)	(53)	(76)
FHLB advances	(20)	1	(19)	67	168	235
Junior subordinated debentures	(55)	—	(55)	(131)	—	(131)
Other borrowings	—	(143)	(143)	—	(431)	(431)

Total increase (decrease) in interest expense	1,514	2,316	3,830	5,705	3,770	9,475

Increase in net interest income	$(1,337)	$2,794	$1,457	$(3,660)	$6,527	$2,867

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Service charges on deposit accounts	$669	$615	$1,852	$1,963
Secondary market brokerage fees	67	88	232	122
Title insurance commissions	37	41	149	97
Gains on sales of government guaranteed loans, net	15	53	30	152
Gains on sales of loans originated for sale	—	44	—	284
Gains on sales of securities, net	42	23	104	50
Other	476	453	1,423	1,345

Total non-interest income	$1,306	$1,317	$3,790	$4,013

Non-interest income for the third quarter ended September 30, 2007 decreased $11,000, or 0.8%, in comparison with the third quarter of 2006. For the nine months ended September 30, 2007 non-interest income decreased by $223,000 to $3.8 million compared with $4.0 million for same period of 2006. The decrease in non-interest income for both the third quarter and nine months ended September 30, 2007, was attributable to decreased income from secondary market residential lending operations. For the nine months ended September 30, 2007 we also experienced a decrease in service charges on deposit accounts. The decrease in service charges on deposit accounts was a result of changes in product fee structures that the Company believes will make certain products more competitive, thereby increasing product sales over time.

While we recorded a gain of $284,000 from the sale of loans originated for sale in the first nine months of 2006, we had no revenue from this activity in the same period of 2007. This is the result of the company’s strategic decision during the latter portion of 2006 to migrate from higher-overhead residential secondary market correspondent lending to lower-overhead residential secondary market brokerage. We recorded brokerage revenue of $232,000 during the first nine months of 2007 compared with $122,000 for the same period of 2006. Based on current trends in residential lending and housing markets we believe our strategic decision will better position us over the long-term in this business line.

We also experienced a decrease in gains on sales of government guaranteed loans, reflecting the cyclical nature of originations and sales of this type of loan.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Salary and employee benefits	$3,115	$2,749	$9,051	$8,634
Occupancy and equipment	673	612	1,837	1,972
State franchise tax	326	267	976	807
Professional fees	149	164	485	643
Advertising	140	148	393	467
Postage and delivery	126	119	388	383
Office supplies	105	113	348	366
Communications	113	121	322	404
Other real estate owned expense	226	49	327	172
Other	556	311	1,469	1,092

Total non-interest expense	$5,529	$4,653	$15,596	$14,940

Non-interest expense for the third quarter ended September 30, 2007 increased $876,000, or 18.9%, compared with the third quarter of 2006. For the nine months ended September 30, 2007, non-interest expense increased $656,000, or 4.4%, to $15.6 million compared with $14.9 million for the first nine months of 2006. The increase in non-interest expense was primarily attributable to increased salary and employee benefits expense, state franchise tax expense, other real estate owned expense, and loan collection expense. These increases were partially offset by reduced occupancy and equipment, professional fees, advertising and communications expenses. Salary and employee benefits expense increased as a result of annual employee performance evaluation adjustments and planned staff increases related to our expansion into new markets. We incurred increases in other real estate owned expense of $155,000 and loan collection expense (included in Other) of $193,000 over the same nine month period of 2006. The increases in OREO expenses and loan collection expenses are primarily attributable to our efforts to foreclose, complete construction, and sell single family homes connected to certain borrowing relationships with residential builders suffering from the recent downturn in the housing market. We continue to monitor our portfolio very closely administering proactive collection efforts as prudently possible. Our diligent focus on expense control resulted in an improved efficiency ratio of 45.5% for the first nine months of 2007, compared with 47.1% for the same period of 2006. Our efficiency ratio could increase modestly in future quarters as we make investments to grow into new markets.

Income Tax Expense – Income tax expense was $1.7 million, or 34.2% of pre-tax income, for the third quarter ended September 30, 2007, and $5.4 million, or 33.7% of pre-tax income for the first nine months of 2007, compared with $1.9 million, or 32.8% of pre-tax income, for the third quarter of 2006, and $5.1 million, or 32.5% of pre-tax income, for the first nine months of 2006. The slight increase in effective tax rate is attributable to a modest decline in tax-exempt earning assets as a percentage of total interest earning assets between periods.

Analysis of Financial Condition

Total assets increased $204.1 million, or 19.4%, to $1.3 billion at September 30, 2007 from $1.05 billion at December 31, 2006. This increase was primarily attributable to an increase of $219 million in net loans from loan growth. In addition, securities available for sale increased $5.6 million during the first nine months of 2007. Total assets at September 30, 2007 increased $255.4 million from $999.7 million at September 30, 2006, representing a 25.6% increase.

Loans Receivable – Loans receivable increased $220.7 million, or 25.8%, during the nine months ended September 30, 2007 to $1.08 billion. Our commercial, commercial real estate, farmland, and real estate construction portfolios increased by an aggregate of $168.5 million, or 28.3%, during the nine months and comprised 71.1% of the total loan portfolio at September 30, 2007.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate; there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2007		As of December 31, 2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$329,032	30.60%	$277,029	32.42%
Construction	284,114	26.43	211,973	24.81
Residential	243,774	22.68	195,591	22.89
Farmland	68,551	6.38	47,325	5.54
Home equity	19,563	1.82	19,099	2.24
Commercial	82,239	7.65	59,113	6.92
Consumer	31,822	2.96	29,709	3.48
Agriculture	15,002	1.39	13,436	1.57
Other	972	0.09	1,092	0.13

Total loans	$1,075,069	100.00%	$854,367	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$2,829	$2,010
Non-accrual loans	5,536	6,930

Total non-performing loans	8,365	8,940
Real estate acquired through foreclosure	6,862	2,415
Other repossessed assets	—	9

Total non-performing assets	$15,227	$11,364

Non-performing loans to total loans	0.78%	1.05%

Non-performing assets to total loans	1.42%	1.33%

Nonperforming loans at September 30, 2007 were $8.4 million, or 0.78% of total loans, compared with $10.0 million, or 1.22% of total loans, at September 30, 2006, and $8.9 million, or 1.05% of total loans at December 31, 2006. The decrease of $575,000 in non-performing loans from December 31, 2006 to September 30, 2007 is primarily attributable to our collection efforts via foreclosure and collateral repossession.

Foreclosed properties at September 30, 2007 were $6.9 million compared with $2.1 million at September 30, 2006, and $2.4 million at December 31, 2006. The increase in foreclosed properties reflects the normal progression of troubled loans through workout, collateral repossession, and ultimate disposition. We value foreclosed properties at fair value when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at September 30, 2007 decreased to 1.35% from 1.55% at September 30, 2006 and 1.50% at December 31, 2006. Provision for loan losses increased $1.2 million to $1.5 million for the third quarter of 2007 compared with the third quarter of 2006. Provision for loan losses increased $1.8 million to $2.8 million for the nine months ended September 30, 2007, compared with $1.0 million for the same nine month period of 2006. The loan loss provision for the three and nine months ended September 30, 2007, was increased largely due to the robust growth in the loan portfolio and to remain consistent with historical loan loss experience. Net loan charge-offs were $479,000 for third quarter of 2007 compared with $232,000 for the same period of 2006. Net loan charge-offs for the nine months ended September 30, 2007 were $1.2 million, or 0.12% of average loans, compared with $571,000, or 0.07%, for the first nine months of 2006.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)
Balance at beginning of period	$13,479	$12,611	$12,832	$12,197
Provision for loan losses	1,500	276	2,825	1,029
Recoveries	40	49	188	203
Charge-offs	(519)	(281)	(1,345)	(774)

Balance at end of period	$14,500	$12,655	$14,500	$12,655

Allowance for loan losses to period-end loans	1.35%	1.55%	1.35%	1.55%

Net charge-offs to average loans	0.05%	0.03%	0.12%	0.07%

Allowance for loan losses to non-performing loans	173.34%	126.91%	173.34%	126.91%

Liabilities – Total liabilities at September 30, 2007 were $1.1 billion compared to $942.7 million at December 31, 2006, an increase of $198.2 million, or 21%. The increase was primarily attributable to an increase in deposits of $184.9 million, or 21.5%, at September 30, 2007 to $1.05 billion from $861.9 million at December 31, 2006, primarily due to an increase in both time deposits and transactional accounts from promotional efforts throughout the period. The core customer non-interest bearing deposit account growth of $5.1 million during the first nine months of 2007 is attributable to our new deposit growth focus which includes new incentives for our employees and product improvements.

Federal Home Loan Bank advances also increased $2.6 million, or 5.6%, to $50.2 million from $47.6 million at December 31, 2006. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$68,499	—	$64,778	—
Interest checking	49,503	1.74%	51,127	1.60%
Money market	92,328	4.88	36,140	3.43
Savings	24,744	1.43	23,455	0.90
Certificates of deposit	713,241	5.09	634,919	4.40

Total deposits	$948,315	4.43	$810,419	3.73

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2007		For the Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$518,647	5.04%	$473,813	4.36%
$100,000 or more	194,594	5.22	161,106	4.53

Total	$713,241	5.09	$634,919	4.40

The following table shows at September 30, 2007 and December 31, 2006 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of September 30, 2007	As of December 31, 2006
	(dollars in thousands)
Three months or less	$55,156	$49,079
Three months through six months	88,746	42,288
Six months through twelve months	69,393	61,690
Over twelve months	29,494	29,834

Total	$242,789	$182,891

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2006 and the first nine months of 2007, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2007, these deposits totaled $740,000. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $21.0 million on an unsecured basis and an additional $15.0 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2007, the Bank had an unused borrowing capacity with the FHLB of $118.2 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $5.9 million to $114.2 million at September 30, 2007 compared with $108.3 million at December 31, 2006. The increase was due to net income of $10.6 million earned during the first nine months of 2007 reduced by $4.6 million in dividends declared. The Company and the Bank qualified as well capitalized under regulatory guidelines at September 30, 2007.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2007		December 31, 2006
			Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	11.84%	9.62%	14.32%	11.56%
Total risk-based capital	8.0	10.0	13.09	10.87	15.57	12.81
Tier I leverage ratio	4.0	5.0	10.22	8.28	11.86	9.56

Porter Bancorp, Inc. and PBI Bank had ratios of Tier I capital and total capital to risk-adjusted assets and leverage ratios significantly above the regulatory minimums and minimums for well-capitalized financial institutions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2007, and December 31, 2006. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 6.1% at September 30, 2007 compared with a decrease of 6.3% at December 31, 2006. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 5.8% at September 30, 2007, compared with an increase of 5.4% at December 31, 2006.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2007, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,618	10.91%
+ 100 basis points	2,471	5.84
- 100 basis points	(2,597)	(6.13)
- 200 basis points	(5,994)	(14.16)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PORTER BANCORP, INC.
(Registrant)

November 13, 2007	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

November 13, 2007	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer