Form 10-K
period 2007-12-31
Porter Bancorp, Inc.
filed 2008-03-27
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2007, was $54,849,260 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 29, 2008, was 7,881,206.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2008 are incorporated by reference into Part III of this Form 10-K.

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

Other risks are detailed in Item 1A. “Risk Factors” of this Form 10-K all of which are difficult to predict and many of which are beyond our control.

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

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the sixth largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our subsidiary PBI Bank, we operate 19 full-service banking offices in 12 counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, with a focus on commercial real estate and residential real estate lending, and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia. As of December 31, 2007, we had total assets of $1.5 billion, total loans of $1.2 billion, total deposits of $1.2 billion and stockholders’ equity of $122 million.

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

We completed the acquisition of Ohio County Bancshares, Inc., the holding company for Kentucky Trust Bank, effective October 1, 2007. At the time of the closing, Kentucky Trust Bank operated six retail banking offices in three Kentucky counties, including the Bowling Green and Owensboro markets and had assets of approximately $120 million. The total acquisition price paid was $12 million, approximately 50% in cash and 50% in Porter Bancorp shares totaling 263,409 shares.

We completed the acquisition of Paramount Bank in Lexington, Kentucky, effective February 1, 2008. Paramount had approximately $75 million in assets and $75 million in deposits. The total acquisition price paid was approximately $5 million in cash.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Owensboro and Bowling Green – and in other communities along the I-65 corridor.

•

Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky and the sixteenth largest city in the United States. The Louisville metropolitan area includes the consolidated Louisville/Jefferson County and 12 surrounding Kentucky and Southern Indiana counties with an estimated 1.2 million residents in 2007. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. As a whole, these counties are experiencing rapid growth as more Louisville-based workers move to counties surrounding the city. The Louisville regional economy posted a 22% increase in jobs from 1990 to 2000, a rate 2% higher than the United States as a whole, while population in the region grew at close to the national rate. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman and YUM! Brands. On May 17, 2006, UPS announced it planned to invest more than $1 billion over the next four years to expand its Louisville air hub. According to the Kentucky Cabinet for Economic Development, the direct economic impact of new UPS jobs will be $344.8 million, with about $400 million in projected indirect benefits from companies that relocate to the Louisville metropolitan area or expand existing operations.

•

Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky with an estimated countywide population of over 270,000 in 2006, an increase of 3.9% since the 2000 census. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its Bluegrass horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.” It is also the home of the University of Kentucky and Transylvania University. The area’s employers include Toyota, Lexmark, IBM Global Services and Valvoline.

•

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s third largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

•

Southern Kentucky: This market includes Bowling Green, the fourth largest city in Kentucky, located about 60 miles north of Nashville, Tennessee. Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of an estimated labor market of over 425,000 in 2004. This market also includes thriving communities in the contiguous Barren County, including the city of Glasgow. Major employers in Barren and Warren Counties include GM’s Corvette plant and several other automotive facilities and R.R. Donnelley’s regional printing facility.

•

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Cumberland, Edmonson, Green, Hart, and Ohio Counties, which had a combined population of approximately 87,000 in 2006. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer base and core deposits that are less sensitive to market competition, which provide us a lower cost source of funds for our lending operations.

Growth Strategies

Our existing markets and the markets contiguous to our existing markets provide attractive growth opportunities. Our 2007 growth strategy was to expand our presence in the fastest growing markets in Central Kentucky by adding strategically located new offices and making selective acquisitions that would be accretive to earnings within the first full year of combined operations. To accomplish this, we planned to add banking offices in growing communities where we could fill in gaps in our retail footprint along the I-65 corridor. In particular we targeted markets where we already served lending customers from our banking offices in adjacent counties who were a potential source of retail business. Our successful execution of the 2007 strategy included the following:

•	We established a Bowling Green loan production office (“LPO”) in March 2007 which became a full service branch in October.

•	We established a Lexington LPO in June 2007 which became a full service branch in August.

•

We acquired Ohio County Bancshares, the holding company for Kentucky Trust Bank, which had $120 million in assets and $15 million in core non-interest bearing accounts and six additional branch locations in Bowling Green, Owensboro and Beaver Dam.

•	We entered into a definitive purchase agreement to acquire Paramount Bank, a $75 million bank in Lexington, Kentucky, which was consummated on February 1, 2008.

•	We implemented a successful core deposit growth campaign.

As a result of our successful execution of our 2007 strategy:

•	We now operate in the four largest cities in Kentucky.

•	Our total assets increased 38.5% to $1.5 billion.

•	Our loans grew 42.8% to $1.2 billion.

•	Our deposits grew 35.4% to $1.2 billion.

•	We became the sixth largest bank domiciled in Kentucky.

Our 2008 focus and growth strategy is the following:

•	We plan to focus on organic growth while we streamline our operational efficiency and profitably integrate our two recent acquisitions.

•

We plan to increase our market share of our existing franchise. In planning our continued organic growth, we will continue to assess and monitor the markets we operate in and contiguous growth markets and assess potential denovo branching opportunities. We plan to continue our successful strategy of first establishing our presence as a lender in target markets where we can enhance our ability ultimately to add new banking offices in these markets.

•	We plan to continue to execute our successful core deposit development initiatives.

•	We plan to focus on increasing non-interest income. We plan to continue to expand our trust business that was acquired in the Kentucky Trust Bank acquisition.

We are focusing on organic growth after our February 2008 acquisition and do not feel compelled to make any acquisitions in 2008. However, we will still continue to assess potential acquisition opportunities, if presented to us, and only pursue acquisitions if we can integrate the acquisition targets in a profitable manner within our capital constraints. Capital management will always remain a high priority in our assessment of acquisition opportunities and growth strategy.

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

Employees

At December 31, 2007, the Company had 273 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

There are a number of banks that offer services exclusively over the internet, such as ING Bank and E*TRADE Bank, and other banks, such as Bank of America and Wells Fargo Bank that market their internet services to their customers nationwide. We believe that only the very largest of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we are able to offer. However, many of the larger banks do have greater market presence and greater financial resources to market their internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, there have been some recently published reports indicating that the actual rate of growth in the use of internet banking services by consumers and businesses is lower than had been previously predicted and that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision to complement our traditional community bank with our uniquely branded online bank to offer customers the benefits of both traditional and internet banking services. We believe that this strategy will contribute to our growth in the future.

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

Porter Bancorp

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangibles (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the loan loss (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2007, our ratio of total capital to total risk-weighted assets was 11.6% and our ratio of Tier 1 capital to total risk-weighted assets was 10.4%, both ratios significantly above the required amounts.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of 4.0%. As of December 31, 2007, our leverage ratio of 9.1% was significantly above the required amount.

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

Capital Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a minimum ratio of total capital to total risk-weighted assets of 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0% to be well-capitalized. As of December 31, 2007 PBI Bank’s ratio of total capital to total risk-weighted assets was 10.6% and its ratio of Tier 1 capital to total risk-weighted assets was 9.3%.

The FDIC also requires a minimum leverage ratio of 3.0% Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2007, PBI Bank’s leverage ratio was 8.1%. Under the FDIC’s regulations, the highest rated banks are those which have well diversified risks, including no undue interest rate risk exposure; excellent control systems; good earnings; high asset quality; high liquidity and well managed on-and-off-balance sheet activities; and which in general are considered strong banking organizations, rated in the highest rating category under the regulatory rating system for banks. The leverage ratio operates in tandem with the FDIC’s risk-based capital guidelines and places a limit on the amount of leverage a bank can undertake by requiring a minimum level of capital to total assets.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2007, PBI Bank was “well capitalized” as defined by the FDIC.

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

Deposit Insurance Assessments. The deposits of PBI Bank are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. As of January 1, 2007, assessments for the DIF could range from 5 to 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KOFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. PBI Bank paid Porter Bancorp $6 million in dividends in 2007, or approximately 39% of its net profits for the year. At year-end 2007, $24.1 million of retained earnings was available to the Bank to pay dividends in future periods.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC.

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

Approximately 86.6% of our loan portfolio as of December 31, 2007 was comprised of loans collateralized by real estate. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk.

Approximately 26.2% of our loan portfolio as of December 31, 2007 consisted of real estate construction and development loans, which generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

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

J. Chester Porter and Maria L. Bouvette beneficially own approximately 5,223,705 shares, or 66.3% of our outstanding common stock. Mr. Porter and Ms. Bouvette each have made testamentary arrangements that provide for the other to retain voting control of his or her common stock in the event of death. Accordingly, they will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of our entire board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

Although a majority of our directors are independent directors, they have all been selected by Mr. Porter and Ms. Bouvette, who together have the voting power to remove directors who oppose actions or decisions they favor. Mr. Porter and Ms. Bouvette also have the power to elect a majority of directors who are not independent directors. Our board may elect to dispense with the compensation committee and the nominating and governance committee at any time without shareholder consent. Accordingly, our shareholders have fewer procedural and substantive protections than shareholders of companies subject to all of the NASDAQ corporate governance requirements.

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

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. Economic downturns and other events that negatively impact our target market could cause us to incur substantial credit losses that could materially harm our operating results.

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

Since September 18, 2007, the Federal Reserve has decreased its target for the federal funds rate six times, resulting in a decrease from 5.25% to 2.25%. While these short-term market interest rates, which we use as a guide to price our deposits, have decreased, longer-term market interest rates, which we use as a guide to price our longer-term loans, have not decreased in a corresponding manner. If short-term interest rates continue to decline, and if rates on our deposits and borrowings do not reprice downwards as fast as the rates on our loans and investments, we would experience compression of our interest rate spread and net interest margin, which would have a negative effect on our profitability. Conversely, when short-term rates begin to decline, yields on our loans may reprice downward faster than the rates on our deposits and borrowings resulting in a negative impact on our interest rate spread and net interest margin.

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

Our inability to accurately and favorably assess the effectiveness of our internal controls over financial reporting, or the inability of our independent auditors to provide an unqualified attestation report in our assessment, could adversely affect our stock price.

Beginning with this Annual Report on Form 10-K for the fiscal year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act requires our management to report on the effectiveness of our internal controls over financial reporting as of December 31, 2007. Our independent auditors must attest to the effectiveness of our internal controls over financial reporting as of December 31, 2008 unless proposed rule changes are adopted. The rules governing the standards we must meet for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. In connection with this effort, we have incurred increased expenses and diversion of management’s time and other internal resources. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If our independent auditors cannot provide an unqualified attestation report on our assessment, we could lose investor confidence, which could adversely affect our stock price.

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

PBI Bank has 19 full-service banking offices. The following table shows the location, square footage and ownership of each property. We believe that each of these locations is adequately insured. Data processing and support operations are located in the Main and Canmer offices. Trust services and operations are located in the Fairview office.

Markets	Square Footage	Owned/Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 645 Elm Street, Eminence	1,500	Owned
Hillview Office: 11998 Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased

South Central Kentucky
Brownsville Office: 113 East Main, Brownsville	8,500	Owned
Burkesville Office: 365 North Main Street, Burkesville	2,000	Owned
Canmer Office: 2708 North Jackson Highway, Canmer	5,000	Owned
Greensburg Office: 202-04 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 210 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West Logan Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Northside Office: 1300 North Main Street, Beaver Dam	3,200	Owned
Wal-Mart Office: 1701 North Main Street, Beaver Dam	500	Leased

Owensboro/Davies County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Fairview Office: 1042 Fairview Avenue, Bowling Green	3,300	Leased
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned

Item 3.	Legal Proceedings

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

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”. Before the effective date of our registration statement on September 21, 2006, there had been no public market for our common stock. The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated:

	2007
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$21.50	$18.46	$0.21
Third Quarter	22.84	20.66	0.20
Second Quarter	23.80	22.64	0.20
First Quarter	23.00	21.65	0.20

	2006
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$23.09	$21.21	$0.20
Third Quarter (beginning September 21, 2006)	24.50	22.30	0.20

As of December 31, 2007, we had approximately 676 shareholders, including 206 shareholders of record and approximately 470 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. As of December 31, 2007, the Company had approximately $2.8 million remaining to purchase shares under the current stock repurchase program.

The following table shows details of Porter Bancorp’s common stock purchases during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
Oct. 1 - Oct. 31	—	$—	—	$3,000,000
Nov. 1- Nov. 30	—	—	—	3,000,000
Dec. 1 - Dec. 31	10,000	19.16	10,000	2,808,000
Total	10,000	$19.16	10,000

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2003 to 2007. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.” Since 2004, we have combined several banks and bank holding companies in which we or our principal shareholders have held a controlling interest. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of this reorganization, which was completed effective December 31, 2005. Under U.S. generally accepted accounting principles (“GAAP”), entities that are more than 50% owned by another person or entity are generally consolidated for financial reporting purposes. Accordingly, for all periods presented, all of the assets and liabilities of our former subsidiaries, regardless of our previous percentage of ownership in these entities, are included in our consolidated balance sheet. Our consolidated net income, however, includes our subsidiaries’ net income only to the extent of our previous ownership percentage. In addition, financial data as of dates before and for periods ended through December 31, 2005 have been derived from both S corporations and C corporations within our consolidated group. Beginning on December 31, 2005, and for all subsequent periods, our financial data will reflect that our consolidated group consists entirely of C corporations.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2007	2006	2005	2004	2003
Income Statement Data:
Interest income	$91,800	$72,863	$62,054	$49,947	$45,964
Interest expense	49,404	35,622	25,665	19,698	19,851

Net interest income	42,396	37,241	36,389	30,249	26,113
Provision for loan losses	4,025	1,405	3,645	2,533	2,773
Non-interest income	5,556	5,196	5,433	4,553	4,346
Non-interest expense	22,474	19,785	20,047	17,725	16,570

Income before minority interest and taxes	21,453	21,247	18,130	14,544	11,116
Minority interest in net income of consolidated subsidiaries	—	—	1,314	898	731

Income before income taxes	21,453	21,247	16,816	13,646	10,385
Income tax expense	7,224	6,908	2,201	2,759	1,999

Net income	$14,229	$14,339	$14,615	$10,887	$8,386

Common Share Data (1):
Basic and diluted earnings per share	$1.86	2.15	2.49	1.86	1.43
Cash dividends declared per share	0.81	0.80	1.68	1.13	1.04
Book value per share	15.52	14.21	11.35	11.28	10.61
Tangible book value per share	12.79	12.45	9.32	10.45	9.83

Balance Sheet Data (at period end):
Total assets	$1,456,020	$1,051,006	$991,481	$887,201	$767,074
Debt obligations:
FHLB advances	121,767	47,562	63,563	50,961	44,844
Junior subordinated debentures	25,000	25,000	25,000	25,000	14,000
Notes payable	—	—	9,600	100	100

Average Balance Data:
Average assets	$1,221,649	$995,018	$942,733	$829,204	$741,286
Average loans	1,019,628	814,202	776,207	684,458	595,651
Average deposits	997,287	810,419	771,677	669,936	621,635
Average FHLB advances	69,276	57,847	54,342	53,939	29,826
Average junior subordinated debentures	25,000	25,000	25,000	22,200	14,000
Average notes payable	14	7,329	100	100	360
Average stockholders’ equity	114,797	83,428	68,922	64,116	61,834

Selected Performance Ratios:
Return on average assets	1.16%	1.44%	1.55%	1.31%	1.13%
Return on average equity	12.39	17.19	21.21	16.98	13.56
Efficiency ratio (2)	46.97	46.68	47.96	51.07	54.58
Net interest spread	3.11	3.50	3.67	3.50	3.32
Net interest margin (fully tax equivalent)	3.67	3.97	4.06	3.84	3.71

Asset Quality Ratios:
Non-performing loans	$12,669	$8,940	$7,014	$5,608	$3,546
Allowance for loan losses to non-performing loans	128.99%	143.53%	173.90%	182.97%	228.26%
Allowance for loan losses to total loans	1.34	1.50	1.54	1.40	1.28
Non-performing loans to total loans	1.04	1.05	0.89	0.76	0.56

Capital Ratios:
Tier 1 risk-based capital ratio	10.39%	14.32%	10.64%	12.91%	12.79%
Total risk-based capital ratio	11.64	15.57	12.01	14.23	14.04
Leverage ratio	9.07	11.86	8.62	10.73	10.47

(1)	Common share data has been adjusted to reflect a stock split effective December 7, 2005.
(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income excluding gains (losses) on sales of securities.

Unaudited Pro Forma Selected Consolidated Financial Data

The following unaudited pro forma selected consolidated financial data for the periods and at the dates indicated should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this document. The unaudited pro forma selected consolidated financial data is presented to show the impact on our historical financial position and results of operations of our reorganization and the additional taxes to be incurred as a result of our termination of subchapter S corporation status for federal income tax purposes. In the reorganization, which was consummated on December 31, 2005, we merged three partially owned subsidiaries into our company, issued a combination of shares, cash and promissory notes to the holders of minority interests in those subsidiaries, and consolidated our remaining subsidiary banks. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of the reorganization. The unaudited pro forma selected consolidated financial data presented below assume that the reorganization and terminations of subchapter S corporation status were consummated on January 1 of 2005. The unaudited pro forma selected consolidated financial information is intended for informational purposes only and is not necessarily indicative of our future financial position or future operating results or of our financial position or operating results that would have actually occurred if the reorganization and terminations of subchapter S corporation status had been effective as of the date or for the periods presented.

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2007	2006	2005
Net Income:
As reported	$14,229	$14,339	$14,615
Adjustments
Add-back of minority interests (1)	—	—	1,314
Additional taxes (2)	—	—	(3,963)
Acquisition funding (3)	—	—	(587)

Adjusted net income	$14,229	$14,339	$11,379

Period End Shares Outstanding:
As reported and adjusted for stock split	7,881,206	7,622,447	5,868,224
Shares issued in reorganization	—	—	464,223

Adjusted shares outstanding	7,881,206	7,622,447	6,332,447

Balance Sheet Data:
Stockholders’ equity
As reported	$122,289	$108,346	$71,876
Adjustment for effect of net income adjustments	—	—	(3,236)

Adjusted stockholders’ equity	$122,289	$108,346	$68,640

Total Assets
As reported	$1,456,020	$1,051,006	$991,481
Adjustment for cash-out in reorganization	—	—	(5,313)

Adjusted total assets	$1,456,020	$1,051,006	$986,168

Common Share Data:
Basic and diluted earnings per share (4)	$1.86	2.15	1.80
Book value per share	15.52	14.21	10.84
Tangible book value per share	12.79	12.45	8.81

Selected Performance Ratios (5):
Return on average equity	12.39%	17.19%	16.57%
Return on average assets	1.16	1.44	1.21

(1)	This adjustment reflects the minority interests purchased in our reorganization. The minority interests were reported on an after-tax, C corporation basis.
(2)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported income tax expense to reflect the conversion from Subchapter S corporation to C corporation status.
(3)	Acquisition funding includes $9,500,000 in senior notes at an annual 6% interest rate and $5,313,000 in cash at an assumed annual 6% interest rate; net of tax at a 34% tax rate.

(4)	The 33,930 and 40,000 shares of unvested restricted stock granted under our 2006 stock incentive plan that were outstanding as of December 31, 2007 and December 31, 2006, respectively, have not been included in computing earnings per share because they are unvested and anti-dilutive. Pro forma earnings per share for 2007, 2006, and 2005, were computed based on weighted-average shares outstanding of 7,651,405, 6,678,337, and 6,332,447, respectively.
(5)	Average asset and average equity calculations utilize two-point period averages that reflect the adjustments for the reorganization and the conversion from subchapter S corporation to C corporation status. Ratios for the year ended December 31, 2007 and 2006 are actual results.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 19 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years. The Bank is both a traditional community bank with a wide range of commercial and personal banking products and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

In 2005, we completed a reorganization in which we acquired the minority interests of our three partially owned bank holding companies and consolidated our five subsidiary banks under the common control of our founders into a single bank. In the reorganization, we terminated the elections by our company and our banking subsidiary to be subchapter S corporations for federal income tax purposes. As a subchapter S corporation with two shareholders, we historically paid a substantial portion of our net income as dividends to fund the tax liability our shareholders owed on our income and to provide a return on their investment. Dividends paid in 2005, our last year as a subchapter S corporation, represented 69.4% of our net income. As a C corporation, we now pay federal and state income taxes directly, but our shareholders no longer have to pay taxes on their share of our income, and we have adjusted our dividend policy accordingly. The dividends we have paid in 2006 and 2007 and may pay in the future are subject to our future earnings, capital requirements, financial condition, future prospects and other factors our board of directors deems relevant.

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

On October 1, 2007, we completed the acquisition of Ohio County Bancshares, and its wholly owned subsidiary Kentucky Trust Bank. The aggregate purchase price was $12 million paid in cash and stock. We acquired $120.1 million in assets and $94.5 million in deposits and recorded $5.3 million in goodwill and $3.0 million in core deposit intangibles. This acquisition established our presence in Ohio and Daviess counties and improved our market position in Warren County.

Subsequent to year-end, we completed the acquisition of Paramount Bank in Lexington, Kentucky, in a $5 million all cash transaction. We acquired $75 million in assets and $75 million in deposits and recorded goodwill of $4.0 million and $1.0 million in core deposit intangibles. This acquisition established our physical presence in Lexington, Kentucky, Fayette County, the second largest market in the state.

We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 69.8% of our total loan portfolio as of December 31, 2007, and 69.7% as of December 31, 2006, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

Overview of 2007

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2007, we reported net income of $14.2 million compared to net income of $14.3 million for the year ended December 31, 2006. Basic and diluted earnings per share were $1.86 for the year ended December 31, 2007, compared to $2.15 for 2006.

Highlights for the year ended December 31, 2007 were:

•	Loans grew 42.8% to $1.2 billion compared to $842 million at December 31, 2006.

•	Total assets increased 38.5% to $1.5 billion since the fourth quarter of 2006, fueled by strong loan growth and the acquisition of Kentucky Trust Bank.

•

Deposits grew 35.4% to $1.2 billion since the fourth quarter of 2006. Core customer non-interest bearing deposit accounts increased 38.8% to $83.1 million from $59.8 million during 2007. $10.6 million of the increase in core customer non-interest bearing deposit accounts was attributable to organic growth.

•	Our efficiency ratio continues to outperform our peers at 47.0% for 2007 compared with 46.7% for 2006.

•

We completed the acquisition of Ohio County Bancshares, Inc., the holding company for Kentucky Trust Bank, effective October 1, 2007. The Kentucky Trust Bank acquisition added six retail banking offices in three Kentucky counties, including the Bowling Green and Owensboro markets.

•

PBI Bank signed a definitive agreement to acquire Paramount Bank in Lexington, Kentucky during 2007. The acquisition closed at the beginning of February 2008 and increased our loans and deposits by $75 million.

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

Allowance for Loan Losses – PBI Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio, and the senior loan committee evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions. While we evaluate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan and lease losses takes into account our increase in commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. We develop allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses and adversely affect our results.

Goodwill and Intangible Assets – We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the annual goodwill impairment test as of December 31, 2007, management does not believe any of the goodwill is impaired as of that date. While management believes no impairment existed at December 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and financial condition or future results of operations.

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

Valuation of Deferred Tax Asset –We evaluate deferred tax assets quarterly. We will realize this asset to the extent it is profitable or carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax plans to maximize realization of the deferred tax assets. Management believes we will generate sufficient operating earnings to realize the deferred tax benefits. Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2007 compared with 2006:

	For the Years Ended December 31,		Change from Prior Period
	2007	2006	Amount	Percent
	(dollars in thousands)
Gross interest income	$91,800	$72,863	$18,937	26.0%
Gross interest expense	49,404	35,622	13,782	38.7
Net interest income	42,396	37,241	5,155	13.8
Provision for credit losses	4,025	1,405	2,620	186.5
Non-interest income	5,449	5,146	303	5.9
Gain on sale of securities	107	50	57	114.0
Non-interest expense	22,474	19,785	2,689	13.6
Net income before taxes	21,453	21,247	206	1.0
Income tax expense	7,224	6,908	316	4.6
Net income	14,229	14,339	(110)	(0.8)

Net income of $14.2 million for the year ended December 31, 2007 decreased $110,000, or 0.8%, from $14.3 million for 2006. This decrease in earnings was primarily attributable to increased provision for loan losses expense. Provision for loan losses expense increased $2.6 million, or 186.5%, in comparison to 2006 as a result of our substantial loan growth coupled with net loan charge-offs of $2.1million, or 0.21% of average loans for 2007, compared with $770,000, or 0.09% of average loans for 2006. Non-interest income increased $303,000, or 5.9%, in comparison to 2006 primarily as a result of increased service charges on deposit accounts and income from fiduciary activities originating from the trust operation acquired with Kentucky Trust Bank. These increases were partially offset by reduced gains on sales of residential real estate loans resulting from our decision to move to a brokerage model and reduced gains on sales of government guaranteed loans which are cyclical in nature. Non-interest expense increased $2.7 million, or 13.6%, in comparison to 2006 as a result of increased salary and benefits expense and an increase in occupancy and equipment expense primarily related to the Kentucky Trust Bank acquisition. In addition, other real estate owned expense increased due to higher costs related to foreclosing on nonperforming collateral, and collecting amounts due.

The following table summarizes components of income and expense and the change in those components for 2006 compared with 2005:

	For the Years Ended December 31,		Change from Prior Period
	2006	2005	Amount	Percent
	(dollars in thousands)
Gross interest income	$72,863	$62,054	$10,809	17.4%
Gross interest expense	35,622	25,665	9,957	38.8
Net interest income	37,241	36,389	852	2.3
Provision for credit losses	1,405	3,645	(2,240)	(61.5)
Non-interest income	5,146	5,414	(268)	(5.0)
Gain on sale of securities	50	19	31	163.2
Non-interest expense	19,785	20,047	(262)	(1.3)
Net income before taxes	21,247	18,130	3,117	17.2
Minority interest (1)	—	1,314	(1,314)	(100.0)
Income tax expense	6,908	2,201	4,707	213.9
Net income	14,339	14,615	(276)	(1.9)

(1)	We acquired the minority interests in a subsidiary bank holding company in the December 31, 2005 reorganization.

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

Net Interest Income – Our net interest income was $42.4 million for the year ended December 31, 2007, an increase of $5.2 million, or 13.8%, compared with $37.2 million for the same period in 2006. Net interest spread and margin were 3.11% and 3.67%, respectively, for 2007, compared with 3.50% and 3.97%, respectively, for 2006. The increase in net interest income was primarily the result of higher loan volume, but was partially offset by the reduction in net interest margin due to the use of promotional pricing on loans and deposits to gain market share in new markets as well as short-term pressure from the Federal reserve’s actions to reduce short-term interest rates during the second half of 2007. The increase of $205.4 million in average loans for 2007, compared to the same period in 2006, was due to the acquisition of Kentucky Trust Bank and organic growth in our loan portfolio.

Our average interest-earning assets were $1.2 billion for 2007, compared with $946.3 million for 2006, a 23.0% increase primarily attributable to loan growth and the Kentucky Trust Bank acquisition. Average loans were $1.0 billion for 2007, compared with $814.2 million for 2006, a 25.2% increase. Our total interest income increased 26.0% to $91.8 million for 2007, compared with $72.9 million for 2006. The change was due primarily to higher loan volume.

Our average interest-bearing liabilities also increased by 22.2% to $1.0 billion for 2007, compared with $839.6 million for 2006. Our total interest expense increased by 38.7% to $49.4 million for 2007, compared with $35.6 million during 2006, due primarily to an increase in the volume of, and higher interest rates paid on, certificates of deposit. Our average volume of certificates of deposit increased 16.7% to $740.7 million for 2007, compared with $634.9 million for 2006. The average interest rate paid on certificates of deposits increased to 5.09% for 2007, compared with 4.40% for 2006. The increase in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at higher interest rates. Certificate of deposit volume increases also reflect increased interest rates.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$892,104	$73,667	8.26%	$715,074	$58,359	8.16%
Commercial	80,795	6,727	8.33	55,047	4,483	8.14
Consumer	31,453	2,969	9.44	29,955	2,743	9.16
Agriculture	14,187	1,262	8.90	12,878	1,142	8.87
Other	1,089	56	5.14	1,248	59	4.73
U.S. Treasury and agencies	21,529	927	4.31	19,630	746	3.80
Mortgage-backed securities	59,507	3,016	5.07	56,197	2,606	4.64
State and political subdivision securities (3)	16,578	684	6.35	16,789	703	6.44
State and political subdivision securities	2,458	133	5.41	836	46	5.50
Corporate bonds	2,259	143	6.33	2,374	155	6.53
FHLB stock	9,155	604	6.60	8,661	504	5.82
Other debt securities	217	23	10.60	—	—	—
Other equity securities	3,911	163	4.17	3,442	155	4.50
Federal funds sold	26,575	1,331	5.01	18,629	887	4.76
Interest-bearing deposits in other financial institutions	2,031	95	4.68	5,568	275	4.94

Total interest-earning assets	1,163,848	91,800	7.92%	946,328	72,863	7.74%
Less: Allowance for loan losses	(14,130)			(12,695)
Non-interest-earning assets	71,931			61,385

Total assets	$1,221,649			$995,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$740,693	$37,711	5.09%	$634,919	$27,940	4.40%
NOW and money market deposits	157,645	5,800	3.68	87,267	2,060	2.36
Savings accounts	25,766	371	1.44	23,455	211	0.90
Federal funds purchased and repurchase agreements	7,858	337	4.29	3,816	153	4.01
FHLB advances	69,276	3,260	4.71	57,847	2,710	4.68
Junior subordinated debentures	25,000	1,924	7.70	25,000	2,117	8.47
Other borrowing	14	1	7.14	7,329	431	5.88

Total interest-bearing liabilities	1,026,252	49,404	4.81%	839,633	35,622	4.24%
Non-interest-bearing liabilities
Non-interest-bearing deposits	73,183			64,778
Other liabilities	7,417			7,179

Total liabilities	1,106,852			911,590

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
Stockholders’ equity	114,797			83,428

Total liabilities and stockholders’ equity	$1,221,649			$995,018

Net interest income		$42,396			$37,241

Net interest spread			3.11%			3.50%

Net interest margin			3.67%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.41%			112.71%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$715,074	$58,359	8.16%	$678,509	$49,017	7.22%
Commercial	55,047	4,483	8.14	50,434	3,829	7.59
Consumer	29,955	2,743	9.16	32,114	2,858	8.90
Agriculture	12,878	1,142	8.87	13,677	1,095	8.01
Other	1,248	59	4.73	1,473	59	4.01
U.S. Treasury and agencies	19,630	746	3.80	18,886	701	3.71
Mortgage-backed securities	56,197	2,606	4.64	61,383	2,529	4.12
State and political subdivision securities (3)	16,789	703	6.44	15,499	661	6.56
State and political subdivision securities	836	46	5.50	—	—	—
Corporate bonds	2,374	155	6.53	3,364	223	6.63
FHLB stock	8,661	504	5.82	8,199	410	5.00
Other equity securities	3,442	155	4.50	3,688	163	4.42
Federal funds sold	18,629	887	4.76	15,110	455	3.01
Interest-bearing deposits in other financial institutions	5,568	275	4.94	2,151	54	2.51

Total interest-earning assets	946,328	72,863	7.74%	904,487	62,054	6.90%
Less: Allowance for loan losses	(12,695)			(11,968)
Non-interest-earning assets	61,385			50,214

Total assets	$995,018			$942,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$634,919	$27,940	4.40%	$568,353	$19,320	3.40%
NOW and money market deposits	87,267	2,060	2.36	112,719	2,164	1.92
Savings accounts	23,455	211	0.90	26,210	150	0.57
Federal funds purchased and repurchase agreements	3,816	153	4.01	8,810	308	3.50
FHLB advances	57,847	2,710	4.68	54,342	2,056	3.78
Junior subordinated debentures	25,000	2,117	8.47	25,000	1,661	6.64
Other borrowing	7,329	431	5.88	100	6	6.00

Total interest-bearing liabilities	839,633	35,622	4.24%	795,534	25,665	3.23%
Non-interest-bearing liabilities
Non-interest-bearing deposits	64,778			64,395
Minority interest in unconsolidated subsidiaries	—			8,465
Other liabilities	7,179			5,417

Total liabilities	911,590			873,811
Stockholders’ equity	83,428			68,922

Total liabilities and stockholders’ equity	$995,018			$942,733

	For the Years Ended December 31,
	2006			2005
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
Net interest income		$37,241			$36,389

Net interest spread			3.50%			3.67%

Net interest margin			3.97%			4.06%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.71%			113.70%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Rate/Volume Analysis

The table below sets forth information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (changes in rate multiplied by old volume); (2) changes in volume (changes in volume multiplied by old rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Changes in rate-volume are proportionately allocated between rate and volume variance.

	Year Ended December 31, 2007 vs. 2006			Year Ended December 31, 2006 vs. 2005
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$844	$17,051	$17,895	$7,048	$2,880	$9,928
U.S. Treasury and agencies	105	76	181	17	28	45
Mortgage-backed securities	251	159	410	301	(224)	77
State and political subdivision securities	7	61	68	(2)	90	88
Corporate bonds	(5)	(7)	(12)	(3)	(65)	(68)
FHLB stock	70	30	100	70	24	94
Other debt securities	—	23	23	—	—	—
Other equity securities	(11)	19	8	3	(11)	(8)
Federal funds sold	48	396	444	308	124	432
Interest-bearing deposits in other financial institutions	(14)	(166)	(180)	83	138	221

Total increase (decrease) in interest income	1,295	17,642	18,937	7,825	2,984	10,809

Interest-bearing liabilities:
Certificates of deposit and other time deposits	4,740	5,031	9,771	6,168	2,452	8,620
NOW and money market accounts	1,531	2,209	3,740	441	(545)	(104)
Savings accounts	137	23	160	78	(17)	61
Federal funds purchased and repurchase agreements	12	172	184	40	(195)	(155)
FHLB advances	12	538	550	514	140	654
Junior subordinated debentures	(193)	—	(193)	456	—	456
Other borrowings	119	(549)	(430)	—	425	425

Total increase (decrease) in interest expense	6,358	7,424	13,782	7,697	2,260	9,957

Increase (decrease) in net interest income	$(5,063)	$10,218	$5,155	$128	$724	$852

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Service charges on deposit accounts	$2,760	$2,537	$2,827
Secondary market brokerage fees	296	353	292
Income from fiduciary activities	206	—	—
Title insurance commissions	186	137	—
Gains on sales of government guaranteed loans, net	30	152	628
Gains on sales of loans originated for sale	—	284	—
Gains on sales of investment securities, net	107	50	19
Other	1,971	1,683	1,667

Total non-interest income	$5,556	$5,196	$5,433

Non-interest income increased by $360,000 to $5.6 million for 2007 compared with $5.2 million for 2006. Our non-interest income increased due to increased service charges on deposit accounts of $223,000, or 8.8%, attributable to the acquisition of

Kentucky Trust Bank in 2007 and a change in product fee structures during the second half of 2006 making certain products more competitive, income from fiduciary activities of $206,000 arising from the trust operation acquired with Kentucky Trust Bank, and increased gains on sales of investment securities. These increases were partially offset by decreased income from gains on sales of government guaranteed loans, gains on sales of loans originated for sale, and secondary market brokerage fees. Gains on sales of government guaranteed loans decreased $122,000, or 80.2% to $30,000 for 2007 compared with $152,000 for 2006. This decrease reflects the cyclical nature of the premium recognition on government guaranteed loan originations and the timing on when these loans are closed and sold. Gains on sales of loans originated for sale to the secondary market decreased as the result of management’s decision to exit the business of originating home loans for sale. We are now concentrating on brokering long-term home loans to the secondary market through our mortgage division. Secondary market brokerage fees decreased $57,000, or 16.1%, to $296,000 for 2007 compared to $353,000 for 2006 due to lower consumer loan demand.

Non-interest income decreased by $237,000 to $5.2 million for 2006 compared with $5.4 million for 2005. Our non-interest income declined due to a decrease in gains on sales of government guaranteed loans of $476,000, or 75.8% for 2006 to $152,000 compared to 2005. This decrease reflects the cyclical nature of the premium recognition on government guaranteed loan originations and the timing on when these loans are closed and sold. We also experienced a decline in our service charges on deposit accounts due to a change in product fee structures during the second half of the year in an effort to make certain products more competitive, thereby increasing product sales over time. Service charges on deposit accounts decreased $290,000 or 10.3% for 2006 to $2.5 million compared to 2005. These decreases were partially offset by increased income from gains on sales of loans originated for sale and fees received from brokering long-term home loans to the secondary market through our mortgage division, which we acquired in January 2006. Gains on sales of loans originated for sale and broker fees received were $637,000 for 2006 compared to $292,000 in 2005.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Salary and employee benefits	$12,470	$11,432	$11,489
Occupancy and equipment	2,727	2,474	2,692
State franchise tax	1,336	1,074	993
Professional fees	829	622	1,132
Advertising	544	645	362
Postage and delivery	546	508	486
Office supplies	474	462	381
Communications	466	511	527
Other real estate owned expense	833	249	190
Loss on early extinguishment of debt	—	280	—
Other	2,249	1,528	1,795

Total non-interest expense	$22,474	$19,785	$20,047

Non-interest expense for the year ended December 31, 2007 of $22.5 million represented a 13.6% increase from $19.8 million for the same period last year. Salaries and employee benefits are the largest component of non-interest expense. This expense increased $1.0 million, or 9.1%, in comparison with the same period of 2006 as a result of performance bonuses and cost of living wage increases, and the addition of staff from the Kentucky Trust Bank acquisition.

Occupancy expense increased $253,000, or 10.2%, to $2.7 million in 2007 from $2.5 million in 2006 to support the addition of new offices opened in 2007 and the acquisition of Kentucky Trust Bank. Professional fees increased $207,000, or 33.3%, to $829,000 in 2007 from $622,000 in 2006 as services related to shareholder and investor communications increased as we were a public company for all of 2007 in comparison to slightly more than one quarter in 2006. State franchise tax increased $262,000 to $1.3 million in 2007 from $1.1 million in 2006. State franchise taxes are based primarily on average capital levels. These taxes increased 24.4% from 2006 to 2007 as our capital grew. Expenses also increased for other real estate owned from $249,000 in 2006 to $833,000 in 2007 due to higher costs related to foreclosing on nonperforming credits, repossessing collateral, and collecting amounts due.

Non-interest expense increases were partially offset by decreases in advertising and communications expense. Advertising expenses decreased $101,000 or 15.7% to $544,000 in 2007 from $645,000 in 2006. We increased our spending on advertising in 2006 in connection with branding the bank’s new name, PBI Bank, Inc. Communication expense decreased $45,000 or 8.8% to $466,000 in 2007 from $511,000 in 2006 due to our negotiation of lower usage rates with our primary connectivity provider.

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

Income Tax Expense – Income tax expense was $7.2 million for 2007 compared with $6.9 million for 2006. Our statutory federal tax rate was 35% in both 2007 and 2006. Our effective federal tax rate increased to 33.7% in 2007 from 32.5% in 2006.

Income tax expense was $6.9 million for 2006 compared to $2.2 million for 2005. Our company and certain of its former subsidiaries were subchapter S corporations. As such, they were not historically subject to federal income tax at the corporate level, while certain other of our subsidiaries were subject to federal income tax in prior years. After 2005, all of our net income and all of the net income of our wholly owned subsidiary, PBI Bank, are subject to federal income tax.

On December 31, 2005, when the Subchapter S elections were voluntarily terminated, certain deferred tax assets and liabilities were reinstated, effectively reducing 2005 income tax expense by $1.5 million. Income tax expense would have increased approximately $4.0 million for 2005, had our company and our bank subsidiaries that were subchapter S corporations been subject to federal income tax during 2005.

Analysis of Financial Condition

Total assets at December 31, 2007 were $1.46 billion compared with $1.05 billion at December 31, 2006, an increase of $405.0 million or 38.5%. This increase was primarily attributable to an increase of $359.8 million in net loans from organic loan growth and the acquisition of Kentucky Trust Bank. We also had an increase of $32.9 million in securities available for sale.

Total assets at December 31, 2006 increased to $1.05 billion compared with $991.5 million at December 31, 2005, an increase of $59.5 million or 6%. This increase was primarily attributable to an increase of $61.8 million in net loans from organic loan growth. The increase was partially offset by an $8.9 million decrease in securities available for sale.

Loans Receivable – Loans receivable increased $363.3 million or 42.5% during the year ended December 31, 2007 to $1.2 billion. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $254.0 million or 42.7% during 2007 and comprised 69.8% of the total loan portfolio at December 31, 2007.

Loans receivable increased $62.4 million or 7.9% to $854.4 million at December 31, 2006 compared with $792.0 million at December 31, 2005. Our commercial, commercial real estate, and real estate construction portfolios increased $49.6 million, or 9.1%, to $595.4 million at December 31, 2006. At December 31, 2006, these loans comprised 69.7% of the total loan portfolio compared with 68.9% of the loan portfolio at December 31, 2005.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$422,405	34.69%	$324,354	37.96%
Construction	318,462	26.15	211,973	24.81
Residential	288,703	23.71	195,591	22.89
Home equity	25,382	2.08	19,099	2.24
Commercial	108,619	8.92	59,113	6.92
Consumer	38,061	3.13	29,709	3.48
Agriculture	14,855	1.22	13,436	1.57
Other	1,211	0.10	1,092	0.13

Total loans	$1,217,698	100.00%	$854,367	100.00%

	As of December 31,
	2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$305,099	38.52%	$306,980	41.81%	$267,870	42.28%
Construction	190,080	24.00	142,359	19.39	105,061	16.58
Residential	177,683	22.44	169,529	23.09	161,013	25.41
Home equity	22,707	2.87	19,662	2.68	16,567	2.61
Commercial	50,626	6.39	48,152	6.56	38,802	6.12
Consumer	30,808	3.89	34,353	4.68	31,529	4.98
Agriculture	13,625	1.72	11,700	1.59	10,844	1.71
Other	1,323	0.17	1,446	0.20	1,972	0.31

Total loans	$791,951	100.00%	$734,181	100.00%	$633,658	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $27.5 million at December 31, 2007.

At December 31, 2007, we had thirteen loan relationships with aggregate extensions of credit in excess of $10 million. These loans are performing as agreed and we believe they are adequately collateralized.

As of December 31, 2007, we had $31.8 million of participations in real estate loans purchased from, and $98.1 million of participations in real estate loans sold to, other banks. As of December 31, 2006, we had $21.9 million of participations in real estate loans purchased from, and $99.8 million of participations in real estate loans sold to, other banks.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter owns an interest of approximately 36.0% and his brother, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2007, we had $6.8 million of participations in real estate loans purchased from, and $17.3 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2006, we had $4.1 million of participations in real estate loans purchased from, and $12.9 million of participations in real estate loans sold to, these affiliate banks.

Loan Maturity Schedule – The following table sets forth information at December 31, 2007, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2007
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Real estate:
Commercial	$39,196	$122,873	$18,203	$180,272
Construction	15,789	13,017	1,455	30,261
Residential	30,312	106,480	61,685	198,477
Home equity	—	180	102	282
Commercial	16,300	23,558	1,600	41,458
Consumer	10,396	21,501	2,184	34,081
Agriculture	5,368	2,967	110	8,445
Other	793	307	—	1,100

Total fixed rate loans	$118,154	$290,883	$85,339	$494,376

Loans with floating rates:
Real estate:
Commercial	$68,043	$107,274	$66,816	$242,133
Construction	144,079	135,838	8,284	288,201
Residential	29,822	33,542	26,862	90,226
Home equity	6,099	3,670	15,331	25,100
Commercial	47,401	9,242	10,518	67,161
Consumer	3,241	538	201	3,980
Agriculture	3,996	1,736	678	6,410
Other	60	—	51	111

Total floating rate loans	$302,741	$291,840	$128,741	$723,322

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Past due 90 days or more still on accrual	$2,145	$2,010	$1,969	$1,329	$1,424
Loans on non-accrual status	10,524	6,930	5,045	4,279	2,122

Total non-performing loans	12,669	8,940	7,014	5,608	3,546
Real estate acquired through foreclosure	4,309	2,415	1,781	1,667	2,166
Other repossessed assets	30	9	1	27	166

Total non-performing assets	$17,008	$11,364	$8,796	$7,302	$5,878

Non-performing loans to total loans	1.04%	1.05%	0.89%	0.76%	0.56%
Non-performing assets to total assets	1.17%	1.08%	0.89%	0.82%	0.77%

Interest income that would have been earned on non-performing loans was $586,000, $437,000 and $266,000 for the years ended December 31, 2007, 2006 and 2005 respectively. Interest income recognized on accruing non-performing loans was $140,000, $34,000, and $18,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Loans more than 90 days past due increased $135,000 from December 31, 2006 to December 31, 2007. Non-accrual loans increased $3.6 million from December 31, 2006 to December 31, 2007. This increase was primarily attributable to two commercial real estate loans to a common borrower and one residential construction loan. Management believes these loans are well secured and has begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Balances at beginning of period	$12,832	$12,197	$10,261	$8,094	$6,674

Loans charged-off:
Real estate	1,777	467	1,411	253	460
Commercial	299	132	1,117	495	541
Consumer	267	436	519	552	477
Agriculture	31	1	—	—	—
Other	—	—	37	14	13

Total charge-offs	2,374	1,036	3,084	1,314	1,491

Recoveries:
Real estate	84	59	246	22	35
Commercial	54	121	222	38	37
Consumer	88	83	100	55	62
Agriculture	8	3	—	—	—
Other	—	—	—	1	4

Total recoveries	234	266	568	116	138

Net charge-offs	2,140	770	2,516	1,198	1,353

Provision for loan losses	4,025	1,405	3,645	2,533	2,773
Balance acquired in bank acquisition	1,625	—	807	832	—

Balance at end of period	16,342	12,832	$12,197	$10,261	$8,094

Allowance for loan losses to total loans	1.34%	1.50%	1.54%	1.40%	1.28%
Net charge-offs to average loans outstanding	0.21%	0.09%	0.32%	0.18%	0.23%
Allowance for loan losses to total non-performing loans	128.99%	143.53%	173.90%	187.97%	228.26%

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

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. Due to the relative stability of many of the factors listed above, the unallocated portion of our allowance for loan losses as a percentage of the total allowance has remained consistent over the periods presented. As of December 31, 2007 and 2006, the unallocated portions of the allowance for loan losses were $543,000, or 3.3% of the total allowance, and $609,000, or 4.7% of the total allowance, respectively.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. We decreased the allowance for loan losses as a percentage of loans outstanding to 1.34% at December 31, 2007 from 1.50% at December 31, 2006. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

We follow a loan review program designed to evaluate the credit risk in our loan portfolio. Through this loan review process, we maintain an internally classified watch list which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans categorized as watch list loans show warning elements where the present status exhibits one or more deficiencies that require attention in the short term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans to assist in assessing the adequacy of the allowance for loan losses.

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

As of December 31, 2007, we had $33.0 million of loans classified as substandard, $590,000 classified as doubtful, $9.8 million classified as special mention and none classified as loss. This compares with $22.4 million of loans classified as substandard, $878,000 classified as doubtful, $1.7 million classified as special mention and none classified as loss as of December 31, 2006. The $10.6 million increase in loans classified as substandard is primarily attributable to the downgrade of credits displaying financial weakness indicated by inconsistent payments. Factors affecting each credit are specific to the borrowers business or related to macro economic events and we continue to monitor these credits regularly. As of December 31, 2007 we had specific allocations of $4.5 million in the allowance for loan losses related to these classified loans.

We recorded a provision for loan losses of $4.0 million for the year ended December 31, 2007, compared with $1.4 million for 2006 and $3.6 million for 2005. The total allowance for loan losses was $16.3 million or 1.34% of total loans at December 31, 2007, compared with $12.8 million or 1.50% of total loans at December 31, 2006, and $12.2 million or 1.54% of total loans at December 31, 2005. The increased allowance is primarily due to increases in our loan portfolio of $363.3 million from December 31, 2006 to December 31, 2007 and $62.4 million from December 31, 2005 to December 31, 2006. Net charge-offs were $2.1 million for the year ended December 31, 2007 compared with $770,000 for 2006 and $2.5 million for 2005. We acquired a financial institution in 2007 and applied generally accepted accounting principles in connection with these acquisitions. More specifically, we applied the provisions of Statement of Position 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to the 2007 transaction. We identified no substantial loan or homogenous group of loans having evidence of deterioration of credit quality as defined by the statement. As a result, the existing allowance for loan loss in the amount of $1.6 million was recorded as of the date of acquisition.

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

	As of December 31,
	2007		2006
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$6,606	34.69%	$6,519	37.96%
Residential	1,580	25.79	1,103	25.13
Construction	3,653	26.15	2,000	24.81
Commercial	1,655	8.92	896	6.92
Consumer	574	3.13	460	3.48
Other	1,731	1.32	1,245	1.70
Unallocated	543	—	609	—

Total	$16,342	100.00%	$12,832	100.00%

	As of December 31,
	2005		2004		2003
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$5,529	38.52%	$4,215	41.81%	$3,172	42.28%
Residential	1,194	25.31	843	25.77	655	28.02
Construction	1,950	24.00	1,652	19.39	1,063	16.58
Commercial	1,020	6.39	1,230	6.56	1,091	6.12
Consumer	563	3.89	549	4.68	465	4.98
Other	1,373	1.89	1,216	1.79	1,051	2.02
Unallocated	568	—	556	—	597	—

Total	$12,197	100.00%	$10,261	100.00%	$8,094	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $32.9 million, or 34.6%, to $128.0 million at December 31, 2007 compared with $95.1million at December 31, 2006.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$27,163	$200	$(32)	$27,331	$16,057	$1	$(345)	$15,713
Mortgage-backed	69,364	377	(363)	69,378	55,340	150	(642)	54,848
State and municipal	19,958	277	(72)	20,163	17,698	280	(60)	17,918
Corporate	6,508	34	(120)	6,422	2,367	84	—	2,451
Other debt	704	—	—	704	—	—	—	—
Equity	4,461	568	(991)	4,038	3,424	876	(140)	4,160

Total	$128,158	$1,456	$(1,578)	$128,036	$94,886	$1,391	$(1,187)	$95,090

The following table sets forth the scheduled maturities, fair values and weighted-average yields for our securities held at December 31, 2007:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$8,262	4.58%	$13,413	4.26%	$5,656	5.42%	$—	—%	$27,331	4.60%
Mortgage-backed	28	6.12	2,404	4.88	14,515	4.62	52,431	5.22	69,378	5.08
State and municipal	—	—	1,457	6.26	8,236	5.52	10,470	6.24	20,163	5.94
Corporate bonds	—	—	1,056	6.14	5,366	5.83	—	—	6,422	5.88
Other debt	—	—	—	—	—	—	704	6.50	704	6.50

Total	$8,290	4.58%	$18,330	4.60%	$33,773	5.17%	$63,605	5.40%	$123,998	5.16%

Equity									4,038

Total									$128,036

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 35%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2007, 75.6% of the mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 18.3 years.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, including brokered and wholesale deposits, that are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2007, total deposits increased $304.7 million compared with 2006. During 2006, total deposits increased by $55.3 million compared with 2005. The increase in deposits each year was primarily in money market accounts and certificate of deposit balances.

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

	For the Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$73,183		$64,778		$64,395
Interest Checking	60,600	2.05%	51,127	1.60%	60,551	1.32%
Money Market	97,045	4.69	36,140	3.43	52,168	2.61
Savings	25,766	1.44	23,455	0.90	26,210	0.57
Certificates of Deposit	740,693	5.09	634,919	4.40	568,353	3.40

Total Deposits	$997,287		$810,419		$771,677

Weighted Average Rate		4.40%		3.73%		2.80%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$529,114	5.04%	$473,813	4.36%	$437,351	3.37%
$100,000 or more	211,579	5.22	161,106	4.53	131,002	3.51

Total	$740,693	5.09%	$634,919	4.40%	$568,353	3.40%

The following table shows at December 31, 2007 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$95,315
Three months through six months	73,012
Six months through twelve months	66,536
Over twelve months	44,871

Total	$279,734

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2007 we had $121.8 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $60.5 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2007	2006	2005
	(dollars in thousands)
Average balance outstanding	$69,276	$57,847	$54,342
Maximum amount outstanding at any month-end during the period	121,767	77,680	64,150
End of period balance	121,767	47,562	63,563
Weighted average interest rate:
At end of period	4.58%	4.69%	4.30%
During the period	4.71%	4.68%	3.78%

Junior Subordinated Debentures – At December 31, 2007, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	As of December 31, 2007, the 3-month LIBOR was 4.70%.
(2)	The debentures are callable approximately five years after the issuance date at their principal amount plus accrued interest.

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

In connection with the redemption, we wrote-off approximately $280,000 of unamortized issuance costs during the fourth quarter of 2006.

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

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess is includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009. As of December 31, 2007, Porter Bancorp’s trust preferred securities totaled 20% of its Tier I capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2007 and 2006 we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2007, these deposits totaled $11.3 million. We also secured federal funds borrowing lines from major correspondent banks totaling $26.5 million on an unsecured basis and an additional $15.0 million on a secured basis.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2007, we had an unused borrowing capacity with the FHLB of $60.5 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $14 million to $122.3 million at December 31, 2007 compared with $108.3 million at December 31, 2006. The increase was due to the issuance of common stock in our acquisition of Ohio County Bancshares and net income earned during 2007 reduced by dividends declared. Both our company and PBI Bank qualified as well capitalized under regulatory guidelines at December 31, 2007.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2007, without prior approval, PBI Bank had approximately $24.1 million of retained earnings that could be utilized for payment of dividends.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. At December 31, 2007, Porter Bancorp’s and PBI Bank’s ratios of Tier I capital and total capital to risk-adjusted assets, and leverage ratios exceeded the minimum regulatory requirements and the minimum requirements for well capitalized institutions.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2007:

	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	10.39%	9.30%
Total risk-based capital	8.0	10.0	11.64	10.55
Tier I leverage ratio	4.0	5.0	9.07	8.11

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$64,928	$80,422	$14,328	$36,431	$196,109
Standby letters of credit	9,305	818	—	—	10,123

Total	$74,233	$81,240	$14,328	$36,431	$206,232

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2007:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$720,775	$116,567	$8,897	$329	$846,568
FHLB advances (1)	—	96,595	—	5,000	101,595
FHLB borrowing (2)	3,914	5,562	2,248	8,448	20,172
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$724,689	$218,724	$11,145	$38,777	$993,335

(1)	Includes a $25 million single maturity variable rate advance with a rate of 4.75% and $76.6 million of single maturity fixed rate advances with rates ranging from 4.15% to 6.38%.
(2)	Fixed rate mortgage-matched borrowing with rates ranging from 0% to 9.10%, and maturities ranging from 2008 through 2035.

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

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”). The ALCO, which is comprised of senior management representatives, has the responsibility for approving and ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

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

Our interest sensitivity profile was asset sensitive at December 31, 2007 and December 31, 2006. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 5.4% at December 31, 2007 compared with a decrease of 6.3% at December 31, 2006. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 5.3% at December 31, 2007 compared with an increase of 5.4% at December 31, 2006.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2007, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$5,283	10.70%
+ 100 basis points	2,603	5.27
- 100 basis points	(2,671)	(5.41)
- 200 basis points	(7,145)	(14.47)

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non-Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$19,379	$—	$—	$—	$—	—	$19,379
Interest-bearing deposits with banks	—	—	600	—	—	—	600
Investment securities	10,116	7,156	14,202	55,433	37,091	4,038	128,036
FHLB stock	9,679	—	—	—	—	—	9,679
Loans, net of allowance	743,132	75,286	111,303	254,719	33,258	(16,342)	1,201,356
Fixed and other assets	—	—	—	—	—	96,970	96,970

Total assets	$782,306	$82,442	$126,105	$310,152	$70,349	$84,666	$1,456,020

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$224,453	$—	$—	$—	$—	$—	$224,453
Certificates of deposit	263,899	216,152	220,162	139,720	6,635	—	846,568
Borrowed funds	53,649	567	1,080	95,528	7,228	—	158,052
Other liabilities	—	—	—	—	—	104,658	104,658
Stockholders’ equity	—	—	—	—	—	122,289	122,289

Total liabilities and stockholders’ equity	$542,001	$216,719	$221,242	$235,248	$13,863	$226,947	$1,456,020

Period gap	$240,305	$(134,277)	$(95,137)	$74,904	$56,486

Cumulative gap	$240,305	$106,028	$10,891	$85,795	$142,281

Period gap to total assets	16.50%	(9.22)%	(6.53)%	5.14%	3.88%

Cumulative gap to total assets	16.50%	7.28%	0.75%	5.89%	9.77%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	144.34%	113.97%	101.11%	107.06%	111.58%

Our one-year cumulative gap position as of December 31, 2007 was positive $10.9 million or 0.8% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Porter Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the Company’s annual consolidated financial statements. All information has been prepared in accordance with U.S. generally accepted accounting principles and, as such, includes certain amounts that are based on Management’s best estimates and judgments.

Management is responsible for establishing and maintaining adequate internal control over financial reporting presented in conformity with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Two of the objectives of internal control are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in our financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with U.S. generally accepted accounting principles.

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, in relation to the criteria described in the report, Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This assessment excluded internal control over financial reporting for Kentucky Trust Bank (“KTB”), as permitted by the Securities and Exchange Commission for current year acquisitions. KTB was acquired on October 1, 2007. KTB represented 7.6% of consolidated assets at December 31, 2007 and 2.8% of consolidated net income for 2007. Based on our assessment, Management concludes that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2007, the Company’s internal control was effective in achieving the objectives stated above.

Maria L. Bouvette	David B. Pierce
President and Chief Executive Officer	Chief Financial Officer

March 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Louisville, Kentucky

March 20, 2008

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2007	2006
Assets
Cash and due from financial institutions	$23,608	$15,306
Federal funds sold	19,379	40,957

Cash and cash equivalents	42,987	56,263
Interest-bearing deposits in other financial institutions	600	—
Securities available for sale	128,036	95,090
Loans, net of allowance of $16,342 and $12,832, respectively	1,201,356	841,535
Premises and equipment	21,279	13,774
Goodwill	18,174	12,881
Accrued interest receivable and other assets	43,588	31,463

Total assets	$1,456,020	$1,051,006

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$95,533	$69,180
Interest bearing	1,071,021	792,676

Total deposits	1,166,554	861,856
Federal funds purchased and repurchase agreements	11,285	1,134
Federal Home Loan Bank advances	121,767	47,562
Accrued interest payable and other liabilities	9,125	7,108
Junior subordinated debentures	25,000	25,000

Total liabilities	1,333,731	942,660
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,881,206 and 7,622,447 shares issued and outstanding, respectively	70,747	64,820
Non-voting common stock, no par, 9,000,000 shares authorized	—	—
Additional paid-in capital	11,270	11,036
Retained earnings	40,351	32,355
Accumulated other comprehensive income (loss)	(79)	135

Total stockholders’ equity	122,289	108,346

Total liabilities and stockholders’ equity	$1,456,020	$1,051,006

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2007	2006	2005
Interest income
Loans, including fees	$84,681	$66,786	$56,858
Taxable securities	4,405	3,708	3,616
Tax exempt securities	684	703	661
Federal funds sold and other	2,030	1,666	919

	91,800	72,863	62,054

Interest expense
Deposits	43,882	30,211	21,634
Federal Home Loan Bank advances	3,260	2,710	2,056
Junior subordinated debentures	1,924	2,117	1,661
Notes payable	1	431	6
Federal funds purchased and other	337	153	308

	49,404	35,622	25,665

Net interest income	42,396	37,241	36,389
Provision for loan losses	4,025	1,405	3,645

Net interest income after provision for loan losses	38,371	35,836	32,744
Non-interest income
Service charges on deposit accounts	2,760	2,537	2,827
Secondary market brokerage fees	296	353	292
Income from fiduciary activities	206	—	—
Title insurance commissions	186	137	—
Net gain on sales of securities	107	50	19
Net gain on sales of government guaranteed loans	30	152	628
Net gain on sales of loans originated for sale	—	284	—
Other	1,971	1,683	1,667

	5,556	5,196	5,433

Non-interest expense
Salaries and employee benefits	12,470	11,432	11,489
Occupancy and equipment	2,727	2,474	2,692
State franchise tax	1,336	1,074	993
Other real estate owned expense	833	249	190
Professional fees	829	622	1,132
Advertising	544	645	362
Communications	466	511	527
Loss on early extinguishment of debt	—	280	—
Other	3,269	2,498	2,662

	22,474	19,785	20,047

Income before minority interest	21,453	21,247	18,130
Minority interest in net income of consolidated subsidiaries	—	—	1,314

Income before income taxes	21,453	21,247	16,816
Income tax expense	7,224	6,908	2,201

Net income	$14,229	$14,339	$14,615

Basic and diluted earnings per share	$1.86	$2.15	$2.49

Pro forma data (unaudited) (1):
Net Income:
As reported	$14,229	$14,339	$14,615
Adjustments
Add-back of minority interests (2)	—	—	1,314
Additional taxes (3)	—	—	(3,963)
Acquisition funding (4)	—	—	(587)

Adjusted net income	$14,229	$14,339	$11,379

Weighted average shares outstanding:
As reported and adjusted for stock split	7,651,405	6,678,337	5,869,496
Shares issued in the Ascencia transaction	—	—	462,951

Adjusted shares outstanding	7,651,405	6,678,337	6,332,447

Basic and diluted earnings per share	$1.86	$2.15	$1.80

(1)	The pro forma adjustments present the Company’s 2005 results as if its acquisition of minority interests in subsidiary banks and the termination of its S corporation status, which were effective on December 31, 2005, were in effect for all of 2005.
(2)	This adjustment reflects the minority interests in subsidiary acquired in a corporate reorganization on December 31, 2005.
(3)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported tax expense to reflect the conversion from Subchapter S corporation to C corporation status effective December 31, 2005.
(4)	Acquisition funding for the reorganization includes $9.5 million in senior notes at an annual 6% interest rate and $5.3 million in cash at an assumed annual 6% interest rate, net of tax at a 34% tax rate.

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares		Amount
	Common	Non-Voting Common	Common	Non-Voting Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2005	3,995,406	1,872,818	$21,538	$4,785	$10,879	$28,096	$923	$66,221
Comprehensive income:
Net income	—	—	—	—	—	14,615	—	14,615
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	(1,442)	(1,442)

Total comprehensive income	—	—	—	—	—	—	—	13,173

Dividends declared ($1.68 per share)	—	—	—	—	—	(9,855)	—	(9,855)
Issuance of notes payable in the merger of entities under common control	—	—	—	—	—	(9,500)	—	(9,500)
Issuance of non-voting shares	—	464,223	—	11,837	—	—	—	11,837
Conversion of non-voting stock to voting	1,004,594	(1,004,594)	4,100	(4,100)	—	—	—	—

Balances, December 31, 2005	5,000,000	1,332,447	25,638	12,522	10,879	23,356	(519)	71,876
Issuance of stock in initial public offering, net	1,250,000	—	26,660	—	—	—	—	26,660
Issuance of unvested stock	—	41,600	—	—	—	—	—	—
Forfeited unvested stock	—	(1,600)	—	—	—	—	—	—
Conversion of non-voting stock to voting	1,372,447	(1,372,447)	12,522	(12,522)	—	—	—	—
Stock-based compensation expense	—	—	—	—	157	—	—	157
Comprehensive income:
Net income	—	—	—	—	—	14,339	—	14,339
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	654	654

Total comprehensive income	—	—	—	—	—	—	—	14,993

Dividends declared ($0.80 per share)	—	—	—	—	—	(5,340)	—	(5,340)

Balances, December 31, 2006	7,622,447	—	64,820	—	11,036	32,355	135	108,346
Issuance of stock in acquisition, net	263,409	—	6,119	—	—	—	—	6,119
Issuance of unvested stock	7,500	—	—	—	—	—	—	—
Forfeited unvested stock	(2,150)	—	—	—	—	—	—	—

	Shares		Amount
	Common	Non-Voting Common	Common	Non-Voting Common	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Shares repurchased	(10,000)	—	(192)	—	—	—	—	(192)
Stock-based compensation expense	—	—	—	—	234	—	—	234
Comprehensive income:
Net income	—	—	—	—	—	14,229	—	14,229
Changes in net unrealized gain (loss) on securities held for sale, net of tax effects	—	—	—	—	—	—	(214)	(214)

Total comprehensive income	—	—	—	—	—	—	—	14,015

Dividends declared ($0.81 per share)	—	—	—	—	—	(6,233)	—	(6,233)

Balances, December 31, 2007	7,881,206	—	$70,747	$—	$11,270	$40,351	$(79)	$122,289

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$14,229	$14,339	$14,615
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,485	1,976	2,153
Provision for loan losses	4,025	1,405	3,645
Net amortization on securities	(32)	404	786
Stock-based compensation expense	234	157	—
Net gain on sales of loans	—	(284)	—
Loans originated for sale	—	(8,825)	—
Proceeds from sales of loans held for sale	—	9,109	—
Net (gain) loss on other real estate owned	391	(18)	(3)
Net realized gain on sales of securities	(107)	(50)	(19)
Earnings on bank owned life insurance	(296)	(258)	(216)
Federal Home Loan Bank stock dividends	—	(503)	(410)
Net change in accrued interest receivable and other assets	502	(841)	(3,216)
Net change in accrued interest payable and other liabilities	(853)	(3,515)	1,638

Net cash from operating activities	20,578	13,096	18,973
Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	200	233
Purchases of available-for-sale securities	(37,171)	(15,223)	(39,553)
Sales and calls of available-for-sale securities	2,800	4,421	3,445
Maturities and prepayments of available-for-sale securities	18,664	20,341	24,496
Maturities and prepayments of held-to-maturity securities	—	—	200
Proceeds from sale of other real estate owned	8,260	1,122	1,304
Improvements to other real estate owned	(1,066)	—	(17)
Loan originations and payments, net	(292,431)	(65,771)	(34,487)
(Purchases) sales of premises and equipment, net	(4,544)	(408)	1,658
Investment in bank owned life insurance	—	(1,100)	—
Acquisition of Ohio County Bancshares, net	(5,881)	—	—
Acquisition of Associates Mortgage Group, net	—	(250)	—
Acquisition of Citizens Financial Bank, net	—	—	(1,079)

Net cash from investing activities	(311,369)	(56,668)	(43,800)

Cash flows from financing activities
Net change in deposits	210,222	55,277	56,827
Net change in federal funds purchased and repurchase agreements	7,641	(3,442)	(10,714)
Repayment of notes payable	(2,534)	(9,600)	—
Repayment of Federal Home Loan Bank advances	(30,984)	(42,221)	(31,001)
Advances from Federal Home Loan Bank	99,595	26,220	41,662
Proceeds from junior subordinated debentures	—	14,000	—
Repayment of junior subordinated debentures	—	(14,000)	—
Minority interest in net income of subsidiaries	—	—	1,314
Issuance of common stock for initial public offering, net	—	26,660	—
Repurchase of common stock	(192)	—	—
Cash dividends paid to minority interests	—	—	(258)
Cash dividends paid	(6,233)	(5,340)	(9,855)

Net cash from financing activities	277,515	47,554	47,975

Net change in cash and cash equivalents	(13,276)	3,982	23,148

	2007	2006	2005
Beginning cash and cash equivalents	56,263	52,281	29,133

Ending cash and cash equivalents	$42,987	$56,263	$52,281

Supplemental cash flow information:
Interest paid	$48,161	$34,736	$25,300
Income taxes paid	8,150	7,295	3,911
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$9,725	$1,764	$1,127
Purchase of minority interests from issuance of notes payable and convertible non-voting common stock	—	—	23,761
Issuance of common stock in acquisition of Ohio County Bancshares, net	6,119	—	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Porter Bancorp, Inc. (Company or PBI) and its subsidiary, PBI Bank (Bank), formerly The Central Bank USA, Inc. The Company owns a 100% interest in the Bank.

The Company provides financial services through its offices in Central Kentucky and Louisville. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and real estate loans. Substantially all loans are collateralized by specific items of collateral including business assets, commercial real estate, and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold. The Company also provides trust services.

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

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned of $4.3 million and $2.4 million is included in other assets on the balance sheet at December 31, 2007 and 2006, respectively.

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

Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives.

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

Stock-Based Compensation – The Company assumed the 2000 stock option plan of Ascencia Bank, Inc. on December 31, 2005, when the Company acquired the minority interest of Ascencia Bancorp, Inc. The Company exchanged an option to acquire one share of Ascencia common stock for an option to acquire 0.3922 shares of Company common stock. The exchange ratio is equivalent to the stock exchange ratio in the Ascencia acquisition agreement discussed in Note 17. The Plan provides for the award of stock options to eligible employees and employees of affiliate companies. In prior years compensation expense under stock options was reported using the intrinsic value method. There had been no compensation expense recognized in income since all options have been granted at no less than fair value. See Note 2 regarding the effect on the Bank’s net income if expense was measured using the fair value recognition provisions of FASB Statement No. 123R, Accounting for Stock-Based Compensation.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. (See Note 14 for more specific disclosure.)

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

NOTE 2 – STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2007, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2007, the Company had granted outstanding options to purchase 192,240 shares under the 2000 option plan and 39,316 shares under the 2006 plan. The Company also had awarded under the 2006 plan 41,430 unvested shares net of forfeitures and vesting. The Company has 319,254 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five year term. To date, the Company has granted options to purchase 53,000 shares to non-employee directors. At December 31, 2007, 43,000 shares remain available for issue under this plan.

All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2007
	Options	Weighted Average Exercise Price
Outstanding, beginning	251,820	$25.29
Granted	36,500	23.01
Forfeited	(3,764)	25.50

Outstanding, ending	284,556	$25.00

The following table details stock options outstanding:

December 31, 2007
Stock options vested and currently exercisable:	222,397
Weighted average exercise price	$25.35
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.6
Total Options Outstanding:	284,556
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.9

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during 2007 or 2006. The Company recorded $127,000 and $82,000 of stock option compensation during 2007 and 2006, respectively, to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $44,000 and $29,000, respectively, was recognized. No options were modified during either period. As of December 31, 2007, no stock options issued by the Company have been exercised.

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

The weighted-average assumptions used are summarized as follows:

	2007	2006
Risk-free interest rate	4.81%	4.88%
Expected option life	3.5 years	3.5 years
Expected stock price volatility	22.0%	22.0%
Expected dividend yield	3.5%	3.7%
Fair value	$3.50	$3.78

From time-to-time the Company awards unvested shares to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $107,000 and $75,000, respectively, of stock-based compensation during 2007 and 2006 to salaries and employee benefits. A tax benefit of $37,000 and $26,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2007
	Shares	Weighted Average Grant Price
Outstanding, beginning	40,000	$25.33
Granted	7,500	23.02
Vested	(3,920)	25.33
Forfeited	(2,150)	25.50

Outstanding, ending	41,430	$24.90

Unrecognized stock based compensation expense related to stock options and unvested shares for 2008 and beyond is estimated as follows (in thousands):

2008	$225
2009	186
2010	129
2011	113
2012 & thereafter	498

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS 123(R) for the year ended December 31, 2005:

(in thousands, except per share data)
Net income as reported	$14,615
Less: Stock-based compensation expense determined under the fair value based method, net of taxes	31

Pro forma net income	$14,584

Basic and diluted earnings per share as reported	$2.49

Pro forma basic and diluted earning per share	$2.48

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
December 31, 2007
U.S. Government and federal agency	$27,331	$200	$(32)
State and municipal	20,163	277	(72)
Mortgage-backed	69,378	377	(363)
Corporate bonds	6,422	34	(120)
Other	704	—	—

Total debt securities	123,998	888	(587)
Equity	4,038	568	(991)

Total	$128,036	$1,456	$(1,578)

December 31, 2006
U.S. Government and federal agency	$15,713	$1	$(345)
State and municipal	17,918	280	(60)
Mortgage-backed	54,848	150	(642)
Corporate bonds	2,451	84	—

Total debt securities	90,930	515	(1,047)
Equity	4,160	876	(140)

Total	$95,090	$1,391	$(1,187)

Sales and calls of available for sale securities were as follows:

	2007	2006	2005
	(in thousands)
Proceeds	$2,800	$4,421	$3,445
Gross gains	107	73	125
Gross losses	—	23	106

The tax benefit (provision) related to these net gains and losses realized on sales were $(37,000), $(17,000) and $(13,000), respectively.

Contractual maturities of debt securities at year-end 2007 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities are shown separately.

Available for Sale Fair Value
(in thousands)
Due in one year or less	$8,262
Due from one to five years	15,926
Due from five to ten years	19,258
Due after ten years	11,174
Mortgage-backed	69,378
Equity	4,038

Total	$128,036

Securities pledged at year-end 2007 and 2006 had carrying values of approximately $83,683,000 and $32,404,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

At year-end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2007
U.S. Government and federal agency	$—	$—	$4,911	$(32)	$4,911	$(32)
State and municipal	2,092	(25)	2,974	(47)	5,066	(72)
Mortgage-backed	19,315	(152)	16,276	(211)	35,591	(363)
Corporate bonds	5,012	(120)	—	—	5,012	(120)
Equity	1,456	(799)	571	(192)	2,027	(991)

Total temporarily impaired	$27,875	$(1,096)	$24,732	$(482)	$52,607	$(1,578)

2006
U.S. Government and federal agency	$11,092	$(272)	$4,114	$(73)	$15,206	$(345)
State and municipal	3,749	(46)	1,261	(14)	5,010	(60)
Mortgage-backed	22,932	(379)	14,633	(263)	37,565	(642)
Equity	—	—	663	(140)	663	(140)

Total temporarily impaired	$37,773	$(697)	$20,671	$(490)	$58,444	$(1,187)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.

As of December 31, 2007, the Company has 62 equity securities. Of these securities, thirteen had an unrealized loss of $192,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of December 31, 2007, management does not believe any equity securities should be classified as other than temporarily impaired.

NOTE 4 – LOANS

Loans at year-end were as follows:

	2007	2006
	(in thousands)
Commercial	$108,619	$59,113
Real estate	1,054,952	751,017
Agriculture	14,855	13,436
Consumer	38,061	29,709
Other	1,211	1,092

Subtotal	1,217,698	854,367
Less: Allowance for loan losses	(16,342)	(12,832)

Loans, net	$1,201,356	$841,535

Activity in the allowance for loan losses for the years indicated was as follows:

	2007	2006	2005
	(in thousands)
Beginning balance	$12,832	$12,197	$10,261
Acquired in bank acquisition	1,625	—	807
Provision for loan losses	4,025	1,405	3,645
Loans charged-off	(2,374)	(1,036)	(3,084)
Loan recoveries	234	266	568

Ending balance	$16,342	$12,832	$12,197

Impaired loans were as follows:

	2007	2006
	(in thousands)
Loans with no allocated allowance for loan losses	$3,239	$2,048
Loans with allocated allowance for loan losses	4,167	3,090

Total	$7,406	$5,138

Amount of the allowance for loan losses allocated	$216	$896

	2007	2006	2005
	(in thousands)
Average of impaired loans during the year	$4,842	$3,881	$3,231
Interest income recognized during impairment	98	18	48
Cash basis interest income recognized	98	18	48

Nonperforming loans were as follows:

	2007	2006
	(in thousands)
Loans past due 90 days or more still on accrual	$2,145	$2,010
Non-accrual loans	10,524	6,930

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2007	2006
	(in thousands)
Land and buildings	$20,713	$13,396
Furniture and equipment	15,643	14,628

	36,356	28,024
Accumulated depreciation	(15,077)	(14,250)

	$21,279	$13,774

Depreciation expense was $1,056,000, $1,040,000 and $1,246,000 for 2007, 2006 and 2005, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2007	2006
	(in thousands)
Beginning of year	$12,881	$12,829
Acquired goodwill	5,293	52

End of year	$18,174	$12,881

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$3,600	$287	$620	$172

Aggregate amortization expense was $115,000, $94,000 and $60,000 for 2007, 2006 and 2005, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2008	$403
2009	403
2010	403
2011	403
2012	393

NOTE 7 – DEPOSITS

Time deposits of $100,000 or more were approximately $279,734,000 and $182,891,000 at year-end 2007 and 2006, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2008	$720,775
2009	97,421
2010	19,146
2011	4,812
2012	4,085
Thereafter	329

$846,568

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities with a carrying amount of $11,285,000 and $1,012,000 at year-end 2007 and 2006, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2007	2006
	(in thousands)
Average daily balance during the year	$4,925	$1,313
Average interest rate during the year	3.99%	1.76%
Maximum month-end balance during the year	$11,569	$1,602
Weighted average interest rate at year-end	4.28%	0.90%

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2007	2006
	(in thousands)
Single maturity advances with fixed rates from 4.15% to 6.38% maturing from 2009 through 2012, averaging 4.74%	$76,595	$6,500
Single maturity advance with a variable rate of 4.75% maturing 2009	25,000	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2008 through 2035, averaging 3.77%	20,172	16,062

Total	$121,767	$47,562

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by approximately $414,105,000 and $316,326,000 of first mortgage loans, under a blanket lien arrangement at year-end 2007 and 2006. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $60,473,000 at year-end 2007.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2008	$3,914
2009	54,588
2010	47,569
2011	2,248
2012	6,757
Thereafter	6,691

$ 121,767

At year-end 2007, the Company had approximately $41,500,000 of federal funds lines of credit available from correspondent institutions, and $60,473,000 unused lines of credit with the Federal Home Loan Bank.

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

Description	Issuance Date	Optional Prepayment Date	Interest Rate	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034

				$25,000,000

On December 18, 2006, the Company refinanced $14 million of junior subordinated debentures which resulted in a write-off of $280,000 of unamortized debt issuance costs.

NOTE 11 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $295,000, $369,000 and $351,000 in 2007, 2006 and 2005, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $180,000, $158,000 and $142,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The related liability was $537,000 and $357,000 at December 31, 2007 and 2006, respectively, and is included in other liabilities on the balance sheets. The Company purchased life insurance on the participants to fund the benefits of these plans. Life insurance with a cash surrender value of $1,100,000 was purchased during 2006. The Company acquired life insurance with a cash surrender value in 2007 of $2,145,000 in the Ohio County Bancshares acquisition. The cash surrender value of all insurance policies was $9,105,000 and $6,664,000 at December 31, 2007 and 2006, respectively. Income earned from the cash surrender value of life insurance totaled $296,000, $258,000 and $216,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The income is recorded as other non-interest income.

NOTE 12 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2007	2006	2005
	(in thousands)
Current	$7,940	$7,037	$3,850
Deferred	(716)	(129)	(1,649)

	$7,224	$6,908	$2,201

Effective tax rates differ from federal statutory rate of 35% in 2007 and 2006, and 34% in 2005 applied to income before income taxes due to the following.

	2007	2006	2005
	(in thousands)
Federal statutory rate times financial statement income	$7,509	$7,436	$6,164
Effect of:
Tax-exempt income	(210)	(224)	(131)
Non taxable life insurance income	(111)	(96)	(73)
Tax expense not incurred under provisions of subchapter S status	—	—	(2,351)
Reinstatement of deferred tax assets and liabilities	—	—	(1,472)
Federal tax credits	(38)	(38)	—
Other, net	74	(170)	64

Total	$7,224	$6,908	$2,201

Year-end deferred tax assets and liabilities were due to the following.

	2007	2006
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$5,569	$4,413
Net unrealized loss on securities available for sale	43	—
Net operating loss carryforward	217	279
Amortization of non-compete agreements	131	163
Other	876	397

	6,836	5,252

Deferred tax liabilities:
Depreciation	504	389
FHLB stock dividends	1,139	1,054
Purchase accounting adjustments	1,291	293
Net unrealized gain on securities available for sale	—	69
Other	608	399

	3,542	2,204

Net deferred tax asset	$3,294	$3,048

Effective January 1, 1999 through December 30, 2005, the Company and the former The Central Bank USA, Inc. were taxed under the provisions of Subchapter S of the Internal Revenue Code and no provision for federal income taxes was recorded. On December 31, 2005 the Subchapter S election was voluntarily terminated for these entities, and deferred tax assets and liabilities were reinstated at that time. The stockholders of the Company as of December 30, 2005 were subject to taxation on their individual interest in the combined taxable income reported by the Company and The Central Bank through December 30, 2005. The former Ascencia Bancorp, Inc., BBA Inc., and Mammoth Bancorp, Inc., as well as each of their respective subsidiaries, have historically been subject to taxation under Subchapter C of the Internal Revenue Code, and record income tax expense or benefit in accordance with SFAS 109.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2007 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is on longer subject to examination by taxing authorities for years before 2004.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2007 were as follows (in thousands):

Beginning balance	$1,764
New loans	290
Repayments	(1,033)

Ending balance	$1,021

Deposits from principal officers, directors, and their affiliates at year-end 2007 and 2006 were $11,535,000 and $7,329,000.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter owns an interest of approximately 36.0% and his brother, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 a monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2007, we had $6.8 million of participations in real estate loans purchased from, and $17.3 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2006, we had $4.1 million of participations in real estate loans purchased from, and $12.9 million of participations in real estate loans sold to, these affiliate banks.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in millions) and ratios are presented below at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk-weighted assets
Consolidated	$140.7	11.6%	$96.7	8.0%	N/A	N/A
PBI Bank	126.8	10.6	96.1	8.0	$120.2	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$125.6	10.4%	$48.4	4.0%	N/A	N/A
PBI Bank	111.8	9.3	48.1	4.0	$72.1	6.0%

Tier 1 Leverage Ratio
Consolidated	$125.6	9.1%	$55.4	4.0%	N/A	N/A
PBI Bank	111.8	8.1	55.1	4.0	$68.9	5.0%

2006
Total Capital to risk-weighted assets
Consolidated	$130.4	15.6%	$67.2	8.0%	N/A	N/A
PBI Bank	106.7	12.8	66.8	8.0	$83.5	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$119.9	14.3%	$33.6	4.0%	N/A	N/A
PBI Bank	96.3	11.6	33.4	4.0	$50.1	6.0%

Tier 1 Leverage Ratio
Consolidated	$119.9	11.9%	$41.0	4.0%	N/A	N/A
PBI Bank	96.3	9.6	40.8	4.0	$51.0	5.0%

The Company’s primary source of funds to pay dividends to stockholders is the dividends it receives from the Bank. The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 2007, $24,068,000 of retained earnings was available to the Bank to pay dividends in future periods.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$11,882	$107,961	$7,085	$64,340
Unused lines of credit	16,014	60,252	7,330	37,516
Standby letters of credit	3,567	6,556	3,448	2,956

Commitments to make loans are generally made for periods of one year or less.

NOTE 16 – FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$42,987	$42,987	$56,263	$56,263
Interest-bearing deposits with banks	600	600	—	—
Securities available-for-sale	128,036	128,036	95,090	95,090
Loans, net	1,201,356	1,207,241	841,535	838,022
Accrued interest receivable	10,380	10,380	7,678	7,678

Financial liabilities
Deposits	$1,166,554	$1,160,764	$861,856	$859,136
Federal funds purchased and securities sold under agreements to repurchase	11,285	11,285	1,134	1,134
Notes payable	—	—	—	—
Federal Home Loan Bank advances	121,767	124,193	47,562	46,359
Junior subordinated debentures	25,000	25,000	25,000	25,000
Accrued interest payable	4,195	4,195	2,950	2,950

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with banks, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of junior subordinated debentures is based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

NOTE 17 – BUSINESS COMBINATION

Ohio County Bancshares, Inc.

On October 1, 2007, the Company completed the acquisition of 100% of the outstanding shares of Ohio County Bancshares, Inc. and its wholly owned subsidiary Kentucky Trust Bank. Operating results of Kentucky Trust Bank are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, we expect to further solidify our market share in the Southern Kentucky market, expand our customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

We issued 263,409 shares with a market value of $6.1 million and cash of $5.9 million for a total purchase price of $12 million. The value of the stock was determined based upon the closing price of our stock on the last trading day before the board of directors approved the transaction. The purchase price resulted in approximately $5.3 million in goodwill, and $3 million in core deposit intangibles. The intangible assets will be amortized over 5-10 years, using accelerated and straight-line methods. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight-line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining independent third-party valuations of intangible assets, thus, the purchase price allocation is subject to refinement.

(in thousands)
Securities available for sale	$17,426
Loans, net	82,397
Goodwill	5,293
Core deposit intangibles	2,980
Other assets	12,000

Total assets acquired	120,096

Deposits	(94,476)
Other liabilities	(13,620)

Total liabilities assumed	(108,096)

Net assets acquired	$12,000

Associates Mortgage Group

On January 6, 2006, the Company completed the acquisition of the assets of Associates Mortgage Group, a mortgage banking operation and related title services company located in Louisville, Kentucky for $250,000 in cash, plus potential future cash payments as discussed below. The purchase price was allocated to the assets and liabilities acquired, then to goodwill. Under the terms of the Asset Purchase Agreement, the Company has agreed to pay additional consideration in future periods, based upon the attainment by the acquired entity of defined operating objectives. In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, the Company will not accrue contingent consideration obligations prior to attainment of the objectives. Maximum potential future consideration pursuant to such arrangement, to be resolved over the following two years, is $350,000. Any such payments would result in an increase in goodwill. No such payments were made during 2006 or 2007.

NOTE 18 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2007	2006	2005
	(in thousands, except share and per share data)
Basic
Net income	$14,229	$14,339	$14,615

Weighted average voting and convertible non-voting common shares outstanding	7,651,392	6,678,337	5,869,496

Basic earnings per common share	$1.86	$2.15	$2.49

	2007	2006	2005
	(in thousands, except share and per share data)
Diluted
Weighted average voting and convertible non-voting common shares outstanding	7,651,392	6,678,337	5,869,496
Add: dilutive effects of assumed exercises of stock options and unvested shares	13	—	—

Average shares and potential common shares	7,651,405	6,678,337	5,869,496

Diluted earnings per common share	$1.86	$2.15	$2.49

Unvested shares of common stock of 33,930 for 2007 and 40,000 for 2006; and stock options for 284,556 shares of common stock for 2007, 251,820 shares of common stock for 2006, and 194,004 shares of common stock for 2005, were not considered in computing diluted earnings per common share because they were anti-dilutive.

NOTE 19 – SUBSEQUENT EVENT (UNAUDITED)

We completed the acquisition of Paramount Bank in Lexington, Kentucky, effective February 1, 2008. Paramount had approximately $75 million in assets and $75 million in deposits. The total acquisition price paid was approximately $5 million in cash.

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006	2005
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(219)	$1,040	$(1,944)
Less: Reclassification adjustment for gains (losses) realized in income	107	50	19

Net unrealized gains (losses)	(326)	990	(1,963)
Tax effect	(112)	(336)	521

Net-of-tax amount	$(214)	$654	$(1,442)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2007	2006
	(in thousands)
ASSETS
Cash and cash equivalents	$5,373	$19,961
Securities available-for-sale	6,762	4,160
Investment in banking subsidiaries	132,558	108,340
Investment in and advances to other subsidiaries	778	778
Other assets	3,079	2,731

Total assets	$148,550	$135,970

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	486	1,849
Shareholders’ equity	122,289	108,346

Total liabilities and shareholders’ equity	$148,550	$135,970

CONDENSED STATEMENTS OF INCOME

Years ended December 31,

	2007	2006	2005
	(in thousands)
Interest income	$1,010	$452	$310
Dividends from subsidiaries	6,059	8,066	9,604
Other income	1,481	1,431	1,190
Interest expense	(1,984)	(2,614)	(878)
Other expense	(2,677)	(2,636)	(2,032)

Income before income tax and undistributed subsidiary income	3,889	4,699	8,194
Income tax expense (benefit)	(852)	(1,131)	(197)
Equity in undistributed subsidiary income	9,488	8,509	6,224

Net income	$14,229	$14,339	$14,615

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2007	2006	2005
	(in thousands)
Cash flows from operating activities
Net income	$14,229	$14,339	$14,615
Adjustments:
Equity in undistributed subsidiary income	(9,488)	(8,509)	(6,224)
Change in other assets	357	(849)	(709)
Change in other liabilities	(1,388)	(3,715)	167
Other	215	491	70

Net cash from operating activities	3,925	1,757	7,919
Cash flows from investing activities
Investments in subsidiaries	(5,881)	—	(11,300)
Purchase of securities	(3,823)	(47)	(236)
Sales of securities	150	185	453
Other	—	—	5,289

Net cash (used in) from investing activities	(9,554)	138	(5,794)
Cash flows from financing activities
Proceeds of borrowings	—	—	12,372
Repayment of borrowings	(2,534)	(9,600)	—
Proceeds from sale of common stock, net	—	26,660	—
Repurchase of common stock, net	(192)	—	—
Dividends paid	(6,233)	(5,340)	(9,855)

Net cash (used in) from financing activities	(8,959)	11,720	2,517

Net change in cash and cash equivalents	(14,588)	13,615	4,642
Beginning cash and cash equivalents	19,961	6,346	1,704

Ending cash and cash equivalents	$5,373	$19,961	$6,346

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Diluted
	(in thousands, except per share data)
2007
First quarter	$20,054	$9,744	$3,601	$.47	$.47
Second quarter	21,935	10,120	3,689.49		.49
Third quarter	23,851	10,736	3,299.44		.44
Fourth quarter	25,960	11,796	3,640.46		.46

2006
First quarter	$16,987	$9,044	$3,403	$.54	$.54
Second quarter	17,947	9,410	3,430.54		.54
Third quarter	18,564	9,279	3,809.59		.59
Fourth quarter	19,365	9,508	3,697.48		.48

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our Management’s Report on Internal Control Over Financial Reporting, set forth under Item 8 “Financial Statements and Supplementary Data,” identifies the framework used by management to evaluate the effectiveness of our internal control. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There was no change in our internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2008, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2008, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2008, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2008, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2008, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

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

PORTER BANCORP, INC.

March 27, 2008	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter	Chairman of the Board of Directors	March 27, 2008
J. Chester Porter

/s/ Maria L. Bouvette	President and Chief Executive Officer	March 27, 2008
Maria L. Bouvette

/s/ David B. Pierce	Chief Financial Officer	March 27, 2008
David B. Pierce

/s/ David L. Hawkins	Director	March 27, 2008
David L. Hawkins

/s/ W. Glenn Hogan	Director	March 27, 2008
W. Glenn Hogan

/s/ Michael E. Miller	Director	March 27, 2008
Michael E. Miller

/s/ Sidney L. Monroe	Director	March 27, 2008
Sidney L. Monroe

/s/ Stephen A. Williams	Director	March 27, 2008
Stephen A. Williams

EXHIBIT INDEX

Exhibit No. (1)	Description
3.1	Amended and Restated Articles of Incorporation of Registrant. Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

3.2	Bylaws of the Registrant. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.1+	USAccess Bank, Inc. (now known as PBI Bank) 2000 Stock Option Plan. Exhibit 10.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.2+	Porter Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Exhibit 10.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.3+	Form of Porter Bancorp, Inc. Stock Option Award Agreement. Exhibit 10.3 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.4+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.4 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.5+	Form of Ascencia Bank (now known as PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.6+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended. Exhibit 10.6 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed September 19, 2006 is hereby incorporated by reference.

10.7	Promissory Installment Note of Maria L. Bouvette and J. Chester Porter, as borrowers, to David L. Hawkins, as lender. Exhibit 10.7 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed May 24, 2006 is hereby incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.