Form 10-Q
period 2008-03-31
Porter Bancorp, Inc.
filed 2008-05-13
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

7,891,957 shares of Common Stock, no par value, were outstanding at April 30, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2008 and December 31, 2007

Unaudited Consolidated Statements of Income for the three months ended March 31, 2008 and 2007

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2008

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2008	December 31, 2007
Assets
Cash and due from financial institutions	$54,776	$23,608
Federal funds sold	1,285	19,379

Cash and cash equivalents	56,061	42,987
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	123,560	128,036
Loans, net of allowance of $18,067 and $16,342, respectively	1,296,008	1,201,356
Premises and equipment	22,413	21,279
Goodwill	23,504	18,174
Accrued interest receivable and other assets	42,592	43,588

Total assets	$1,564,738	$1,456,020

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$95,163	$95,533
Interest bearing	1,141,688	1,071,021

Total deposits	1,236,851	1,166,554
Federal funds purchased and repurchase agreements	24,706	11,285
Federal Home Loan Bank advances	146,021	121,767
Accrued interest payable and other liabilities	7,415	9,125
Junior subordinated debentures	25,000	25,000

Total liabilities	1,439,993	1,333,731
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,863,745 and 7,881,206 shares issued and outstanding, respectively	70,446	70,747
Additional paid-in capital	11,331	11,270
Retained earnings	42,293	40,351
Accumulated other comprehensive income (loss)	675	(79)

Total stockholders' equity	124,745	122,289

Total liabilities and stockholders’ equity	$1,564,738	$1,456,020

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Interest income
Loans, including fees	$23,792	$18,531
Taxable securities	1,321	989
Tax exempt securities	185	166
Fed funds sold and other	376	368

	25,674	20,054

Interest expense
Deposits	12,441	9,277
Federal Home Loan Bank advances	1,323	557
Junior subordinated debentures	425	471
Federal funds purchased and other	142	5

	14,331	10,310

Net interest income	11,343	9,744
Provision for loan losses	650	625

Net interest income after provision for loan losses	10,693	9,119

Non-interest income
Service charges on deposit accounts	829	535
Income from fiduciary activities	253	—
Secondary market brokerage fees	115	95
Title insurance commissions	40	77
Net gain on sales of securities	94	—
Other	487	463

	1,818	1,170

Non-interest expense
Salaries and employee benefits	3,824	2,935
Occupancy and equipment	913	565
State franchise tax	435	325
Professional fees	246	152
FDIC Insurance	221	25
Communications	161	110
Advertising	161	139
Other real estate owned expense	227	42
Other	929	657

	7,117	4,950

Income before income taxes	5,394	5,339
Income tax expense	1,797	1,738

Net income	$3,597	$3,601

Basic and diluted earnings per share	$0.46	$0.47

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2008

(dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2008	7,881,206	$70,747	$11,270	$40,351	$(79)	$122,289
Shares repurchased	(17,371)	(301)	—	—	—	(301)
Forfeited unvested stock	(90)	—	—	—	—	—
Stock-based compensation expense	—	—	61	—	—	61
Comprehensive income:
Net income	—	—	—	3,597	—	3,597
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	754	754

Total comprehensive income	—	—	—	—	—	4,351

Cash dividends ($0.21 per share)	—	—	—	(1,655)	—	(1,655)

Balances, March 31, 2008	7,863,745	$70,446	$11,331	$42,293	$675	$124,745

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2008 and 2007

(dollars in thousands)

	2008	2007
Cash flows from operating activities
Net income	$3,597	$3,601
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	912	569
Provision for loan losses	650	625
Net (accretion) amortization on securities	(48)	22
Stock-based compensation expense	56	48
Net gain on sales of investment securities	(94)	—
Net loss (gain) on other real estate owned	96	(6)
Earnings on bank owned life insurance	(84)	(67)
Federal Home Loan Bank stock dividends	(127)	—
Net change in accrued interest receivable and other assets	3,484	378
Net change in accrued interest payable and other liabilities	(2,242)	1,078

Net cash from operating activities	6,200	6,248

Cash flows from investing activities
Purchases of available for sale securities	(10,274)	(7,364)
Sales and calls of available for sale securities	8,344	20
Maturities and prepayments of available for sale securities	7,708	5,078
Proceeds from sale of other real estate owned	668	43
Improvements to other real estate owned	(58)	(35)
Loan originations and payments, net	(25,943)	(73,244)
Purchases of premises and equipment, net	(894)	(297)
Redemption of bank owned life insurance	2,179	—
Acquisition of Paramount Bank, net	(5,215)	—

Net cash from investing activities	(23,485)	(75,799)

Cash flows from financing activities
Net change in deposits	(5,360)	35,623
Net change in federal funds purchased and repurchase agreements	13,421	339
Repayment of Federal Home Loan Bank advances	(746)	(555)
Advances from Federal Home Loan Bank	25,000	30,000
Repurchase common stock	(301)	—
Cash dividends paid	(1,655)	(1,524)

Net cash from financing activities	30,359	63,883

Net change in cash and cash equivalents	13,074	(5,668)
Beginning cash and cash equivalents	42,987	56,263

Ending cash and cash equivalents	$56,061	$50,595

Supplemental cash flow information:
Interest paid	$14,808	$10,374
Income taxes paid	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$3,652	$321

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. See Note 6.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

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

Note 2 – Stock Plans and Stock Based Compensation

At March 31, 2008, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made subsequent to assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2008, the Company had granted outstanding options to purchase 192,240 shares under the 2000 option plan and 39,316 shares under the 2006 plan. The Company also had granted under the 2006 plan 37,780 unvested shares net of forfeitures and vesting. The Company has 322,904 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options granted under the plan. Options granted are granted automatically under the plan at fair market value on the date of grant, vest over a three-year period and have a five year term. To date, the Company has granted options to purchase 53,000 shares to non-employee directors. At March 31, 2008, 47,000 shares remain available for issue under this plan.

All stock options have an exercise price that is at least equal to the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2008		Twelve Months Ended December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	284,556	$25.00	251,820	$25.29
Granted	—	—	36,500	23.01
Forfeited	—	—	(3,764)	25.50

Outstanding, ending	284,556	$25.00	284,556	$25.00

The following table details stock options outstanding:

March 31, 2008
Stock options vested and currently exercisable:	231,210
Weighted average exercise price	$25.33
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.2
Total Options Outstanding:	284,556
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.6

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first three months of 2008. The Company recorded $28,000 of stock option compensation during the three months ended March 31, 2008 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $10,000 was recognized. No options were modified during either period. As of March 31, 2008, no stock options issued by the Company have been exercised.

From time-to-time the Company grants unvested shares which vest over time to employees. The shares vest at a rate of 10% on each one-year anniversary date of the grant date provided the employee is still employed by the Company at that date. The fair value on the date of grant ranged from $22.13 to $25.50 per share. The Company recorded $28,000 of stock-based compensation during the first quarter of 2008 to salaries and employee benefits. A tax benefit of $10,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended March 31, 2008		Twelve Months Ended December 31, 2007
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	41,430	$24.90	40,000	$25.33
Granted	—	—	7,500	23.02
Vested	(3,560)	25.50	(3,920)	25.33
Forfeited	(90)	25.50	(2,150)	25.50

Outstanding, ending	37,780	$24.85	41,430	$24.90

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2008 and beyond is estimated as follows (in thousands):

April 2008 – December 2008	$169
2009	186
2010	129
2011	112
2012 & thereafter	497

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
March 31, 2008
U.S. Government and federal agency	$15,868	$305	$(2)
State and municipal	23,022	647	(10)
Mortgage-backed	73,938	1,251	(259)
Corporate bonds	6,259	48	(292)
Other debt securities	704	—	—

Total debt securities	119,791	2,251	(563)
Equity	3,769	416	(1,066)

Total	$123,560	$2,667	$(1,629)

December 31, 2007
U.S. Government and federal agency	$27,331	$200	$(32)
State and municipal	20,163	277	(72)
Mortgage-backed	69,378	377	(363)
Corporate bonds	6,422	34	(120)
Other	704	—	—

Total debt securities	123,998	888	(587)
Equity	4,038	568	(991)

Total	$128,036	$1,456	$(1,578)

Securities pledged at March 31, 2008 and December 31, 2007 had carrying values of approximately $74,543,000 and $83,683,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of March 31, 2008, the Company owns 62 equity securities. Of these securities, 18 had an unrealized loss of $700,000 and had been in an unrealized loss position for less than 12 months and 16 had an unrealized loss of $366,000 and had been in an unrealized loss position for more than 12 months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management has made a practice of selling equity securities where recovery does not seem likely but does not have the present intent to sell securities with unrealized losses. As of March 31, 2008, management does not believe any equity securities should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Commercial	$124,871	$108,619
Real estate	1,133,494	1,054,952
Agriculture	14,260	14,855
Consumer	39,511	38,061
Other	1,939	1,211

Subtotal	1,314,075	1,217,698
Less: Allowance for loan losses	(18,067)	(16,342)

Loans, net	$1,296,008	$1,201,356

Activity in the allowance for loan losses was as follows:

	March 31, 2008	March 31, 2007
	(in thousands)
Beginning balance	$16,342	$12,832
Acquired in bank acquisition	1,420	—
Provision for loan losses	650	625
Loans charged-off	(419)	(314)
Loan recoveries	74	68

Ending balance	$18,067	$13,211

Impaired loans were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Loans with no allocated allowance for loan losses	$3,175	$3,239
Loans with allocated allowance for loan losses	486	4,167

Total	$3,661	$7,406

Amount of the allowance for loan losses allocated	$31	$216

Nonperforming loans were as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Loans past due 90 days or more still on accrual	$3,301	$2,145
Non-accrual loans	6,808	10,524

Nonperforming loans include all (or almost all) impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2007	December 31, 2007
	(in thousands)
Single maturity advances with fixed rates from 4.15% to 6.38% maturing from 2009 through 2012, averaging 4.74%	$76,595	$76,595
Single maturity advances with variable rates from 2.80% to 2.93% maturing from 2009 through 2010, averaging 2.87%	50,000	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2008 through 2035, averaging 3.75%	19,426	20,172

Total	$146,021	$121,767

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At March 31, 2008, the Bank had unused borrowing capacity of $66.2 million with the FHLB.

Note 6 – Fair Values Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset and was effective for us during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have included the disclosures required by SFAS No. 157 in this document.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When that occurs, we classify the fair value hierarchy on the lowest level of input that is significant to the fair value measurement. We used the following methods and significant assumptions to estimate fair value.

Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
		(in thousands)
Description	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$123,560	$3,769	$119,791	$—

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
		(in thousands)
Description	March 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$455	$—	$—	$455

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $486,000 and a valuation allowance of $31,000.

Note 7 – Business Combinations

On February 1, 2008, the Company completed the acquisition of Paramount Bank in Lexington, Kentucky in a $5 million all cash transaction. Operating results of Paramount Bank are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, we expect to further solidify our market share in the Lexington market, expand our customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

The acquisition added approximately $73 million in loans and $76 million in deposits. The purchase price resulted in approximately $5.6 million in goodwill, and $1 million in core deposit intangibles. The intangible assets will be amortized over 5-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight-line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition. We are in the process of obtaining independent third-party valuations of intangible assets, thus, the purchase price allocation is subject to refinement.

(in thousands)
Loans, net	$73,420
Goodwill	5,613
Core deposit intangibles	1,000
Other assets	1,033

Total assets acquired	81,066

Deposits	(75,657)
Other liabilities	(194)

Total liabilities assumed	(75,851)

Net assets acquired	$5,215

Note 8 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except share and per share data)
Basic
Net income	$3,597	$3,601

Weighted average voting and convertible non-voting common shares outstanding	7,839,365	7,582,819

Basic earnings per common share	$0.46	$0.47

Diluted
Net income	$3,597	$3,601

Weighted average voting and convertible non-voting common shares outstanding	7,839,365	7,582,819
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	—

Average shares and potential common shares	7,839,365	7,582,819

Diluted earnings per common share	$0.46	$0.47

Unvested share of common stock of 37,780 for 2008 and 33,930 for 2007; and stock options for 284,556 shares of common stock for 2008 and 251,070 shares of common stock for 2007, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 9 – Total Comprehensive Income

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$1,254	$135
Less: Reclassification adjustment for gains (losses) realized in income	94	—

Net unrealized gains (losses)	1,160	135
Tax effect	(406)	(47)

Net-of-tax effect	$754	$88

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2007 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 19 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington Kentucky, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

For the three months ended March 31, 2008, the Company reported net income of $3.6 million. This compares with net income of $3.6 million for the first quarter of 2007. Basic and diluted earnings per share were $0.46 for the three months ended March 31, 2008, compared with $0.47 for the first quarter of 2007.

Highlights for the quarter ended March 31, 2008 consist of the following:

•	Net interest income increased 16.4% to $11.3 million for the three months ended March 31, 2008, compared with the same quarter of 2007.

•

Net interest margin for the first quarter of 2008 declined to 3.21% compared with 3.92% for the first quarter of 2007. Net interest margin decreased 33 basis points from our margin of 3.54% in the fourth quarter of 2007. Our spread and margin were adversely impacted during the quarter as the Federal Reserve decreased rates by 200 basis points on top of the effects of a 50 basis points decline during the fourth quarter of 2007.

•	Loans grew to $1.3 billion compared with $1.2 billion at December 31, 2007 and $927 million at March 31, 2007.

•

Deposits increased to $1.2 billion compared with $1.17 billion at December 31, 2007 and $897 million at March 31, 2007. Core customer non-interest bearing deposit accounts increased to $95.2 million from $83.1 million at December 31, 2007 and $70 million at March 31, 2007.

•	Total assets increased to $1.6 billion from $1.5 billion at December 31, 2007 fueled by strong loan growth and the acquisition of Paramount Bank.

•

We completed the acquisition of Paramount Bank in Lexington, Kentucky in a $5 million all cash transaction on February 1, 2008. The acquisition added approximately $75 million in assets and $75 million in deposits, of which approximately $15 million are core demand deposits. This acquisition established our physical presence in Lexington, Fayette County, the second largest market in Kentucky.

•

Non-interest expense for the first quarter increased 43.8% from prior year first quarter. This was due primarily to costs related to the acquisitions of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees, and occupancy and equipment expense to support the six additional offices. Our efficiency ratio was 54.5% for the first quarter of 2008 compared with 45.4% for the first quarter of 2007.

•

We repurchased 17,371 common shares of our common stock at an aggregate price of $300,518 under our $3 million stock repurchase plan in the first quarter 2008. The Company has approximately $2.5 million remaining under the original $3 million authorized by the Board of Directors to purchase additional shares of common stock.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2008 compared with the same period of 2007:

	For the Three Months Ended March 31,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$25,674	$20,054	$5,620	28.0%
Gross interest expense	14,331	10,310	4,021	39.0
Net interest income	11,343	9,744	1,599	16.4
Provision for credit losses	650	625	25	4.0
Non-interest income	1,818	1,170	648	55.4
Non-interest expense	7,117	4,950	2,167	43.8
Net income before taxes	5,394	5,339	55	1.0
Income tax expense	1,797	1,738	59	3.4
Net income	3,597	3,601	(4)	(0.1)

Net income of $3,597,000 for the three months ended March 31, 2008 decreased $4,000, or (0.1)%, from $3,601,000 for the comparable period of 2007. This decrease in earnings was primarily attributable to increased non-interest expense. Non-interest expense increased due to costs related to the acquisition of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees and occupancy and equipment expense to support the addition of new offices acquired in 2007. Expenses also increased because FDIC insurance premiums rose significantly due to amendments to the FDIC’s risk-based deposit premium assessment system made by the FDIC Reform Act of 2005 that took effect in 2007.

Net Interest Income – Our net interest income was $11,343,000 for the three months ended March 31, 2008, an increase of $1,599,000, or 16.4%, compared with $9,744,000 for the same period in 2007. Net interest spread and margin were 2.76% and 3.21%, respectively, for the first quarter of 2008, compared with 3.29% and 3.92%, respectively, for the first quarter of 2007. Net interest margin for the first quarter of 2008 declined to 3.21% compared with 3.92% for the first quarter of 2007. Net interest margin decreased 33 basis points from our margin of 3.54% in the fourth quarter of 2007. Our spread and margin were adversely impacted during the quarter as the Federal Reserve decreased rates by 200 basis points on top of the effects of a 50 basis points decline during the fourth quarter of 2007. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. If the interest rate environment stabilizes, we believe that our funding costs will decrease in the near term as our deposits reprice to match the decline in loan yields. However, future rate cuts would continue to put pressure on our margin since our loans reprice more quickly than our deposits.

Our average interest-earning assets were $1.4 billion for the three months ended March 31, 2008, compared with $1.02 billion for the three months ended March 31, 2007, a 41.0% increase primarily attributable to loan growth. Average loans were $1.3 billion for the three months ended March 31, 2008, compared with $891.6 million for the three months ended March 31, 2007, a 42.4% increase. Our total interest income increased by 28.0% to $25.7 million for the three months ended March 31, 2008, compared with $20.1 million for the same period in 2007. The change was due to growth in our loan portfolio and the Kentucky Trust Bank and Paramount Bank acquisitions.

Our average interest-bearing liabilities also increased, by 46.1%, to $1.3 billion for the three months ended March 31, 2008, compared with $881.8 million for the three months ended March 31, 2007. Our total interest expense increased by 39.0% to $14.3 million for the three months ended March 31, 2008, compared with $10.3 million during the same period in 2007, due primarily to an increase in the volume of certificates of deposit. Our average volume of certificates of deposit increased by 36.2% to $904.3 million for the three months ended March 31, 2008, compared with $664.0 million for the three months ended March 31, 2007. The average interest rate paid on certificates of deposits decreased to 4.91% for the three months ended March 31, 2008, compared with 5.00% for the three months ended March 31, 2007. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates. The certificate of deposit volume increase reflected organic growth as well as the acquisitions of Kentucky Trust Bank and Paramount Bank.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending March 31, 2008 and 2007, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,269,818	$23,792	7.54%	$891,591	$18,531	8.43%
Securities
Taxable	101,046	1,286	5.12	78,839	952	4.90
Tax-exempt (3)	18,034	185	6.35	16,071	166	6.44
FHLB stock	9,681	126	5.23	8,978	141	6.37
Other equity securities	4,451	35	3.16	3,428	37	4.38
Federal funds sold and other	31,014	250	3.24	18,057	227	5.10

Total interest-earning assets	1,434,044	25,674	7.23%	1,016,964	20,054	8.03%

Less: Allowance for loan losses	(16,889)			(13,017)
Non-interest earning assets	96,090			62,947

Total assets	$1,513,245			$1,066,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$904,274	$11,046	4.91%	$664,007	$8,180	5.00%
NOW and money market deposits	192,133	1,278	2.68	119,637	1,022	3.46
Savings accounts	31,683	117	1.49	23,961	75	1.27
Federal funds purchased and repurchase agreements	13,457	142	4.24	1,313	5	1.54
FHLB advances	121,605	1,323	4.38	47,853	557	4.72
Junior subordinated debentures	25,000	425	6.84	25,000	471	7.64

Total interest-bearing liabilities	1,288,152	14,331	4.47%	881,771	10,310	4.74%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	93,069			67,963
Other liabilities	8,001			6,925

Total liabilities	1,389,222			956,659
Stockholders’ equity	124,023			110,235

Total liabilities and stockholders’ equity	$1,513,245			$1,066,894

Net interest income		$11,343			$9,744

Net interest spread			2.76%			3.29%

Net interest margin			3.21%			3.92%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2008 vs. 2007
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,972)	$7,233	$5,261
Securities	56	297	353
FHLB stock	(25)	10	(15)
Other equity securities	(11)	9	(2)
Federal funds sold and other	(101)	124	23

Total increase in interest income	(2,053)	7,673	5,620

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(70)	2,936	2,866
NOW and money market accounts	(263)	519	256
Savings accounts	15	27	42
Federal funds purchased and repurchased agreements	22	115	137
FHLB advances	(38)	804	766
Junior subordinated debentures	(46)	—	(46)

Total increase in interest expense	(380)	4,401	4,021

Increase (decrease) in net interest income	$(1,673)	$3,272	$1,599

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Service charges on deposit accounts	$829	$535
Income from fiduciary activities	253	—
Secondary market brokerage fees	115	95
Title insurance commissions	40	77
Gains on sales of investment securities, net	94	—
Other	487	463

Total non-interest income	$1,818	$1,170

Non-interest income for the first quarter ended March 31, 2008 increased $648,000, or 55.4%, compared with the first quarter of 2007. The increase in non-interest income for the first quarter ended March 31, 2008 was primarily due to higher service charges on deposit accounts and income from fiduciary activities from the trust operation acquired in the Kentucky Trust Bank transaction.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Salary and employee benefits	$3,824	$2,935
Occupancy and equipment	913	565
State franchise tax	435	325
FDIC insurance	221	25
Professional fees	246	152
Other real estate owned expense	227	42
Postage and delivery	175	129
Advertising	161	139
Communications	161	110
Office supplies	157	112
Other	597	416

Total non-interest expense	$7,117	$4,950

Non-interest expense for the first quarter ended March 31, 2008 increased $2.2 million, or 43.8%, compared with the first quarter of 2007. The increase in non-interest expense was primarily attributable to costs related to the acquisitions of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees, and occupancy and equipment expense to support the addition of new offices acquired in 2007. Expenses also increased because FDIC insurance premiums rose significantly due to amendments made by the FDIC to its risk-based deposit premium assessment system taking effect in 2007. Expenses also increased for other real estate owned from $42,000 in the first quarter of 2007 to $227,000 in the first quarter of 2008 due to higher costs related to foreclosures on non-performing credits, repossessing collateral and other collection efforts. This increase in non-interest expense primarily caused our efficiency ratio to increase to 54.5% for the 2008 first quarter compared with 45.4% for the first quarter of 2007.

Income Tax Expense – Income tax expense was $1.8 million, or 33.3% of pre-tax income, for the first quarter ended March 31, 2008, compared with $1.7 million or 32.6% of pre-tax income for the first quarter of 2007. The slight increase in effective tax rate is attributable to a modest decline in tax-exempt earning assets as a percentage of total interest earning assets between periods.

Analysis of Financial Condition

Total assets increased $108.7 million, or 7.5%, to $1.6 billion at March 31, 2008 from $1.5 billion at December 31, 2007. This increase was primarily attributable to an increase of $94.7 million in net loans from organic growth and the acquisition of Paramount Bank. Total assets at March 31, 2008 increased $445 million from $1.1 billion at March 31, 2007, representing a 39.7% increase.

Loans Receivable – Loans receivable increased $96.4 million, or 7.9%, during the three months ended March 31, 2008 to $1.3 billion. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $58.1 million, or 6.8%, during the three months and comprised 69.1% of the total loan portfolio at March 31, 2008.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate; there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$435,102	33.11%	$422,405	34.69%
Construction	347,591	26.45	318,462	26.15
Residential	317,996	24.20	288,703	23.71
Home equity	32,805	2.50	25,382	2.08
Commercial	124,871	9.50	108,619	8.92
Consumer	39,511	3.01	38,061	3.13
Agriculture	14,260	1.08	14,855	1.22
Other	1,939	0.15	1,211	0.10

Total loans	$1,314,075	100.00%	$1,217,698	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$3,301	$2,145
Non-accrual loans	6,808	10,524

Total non-performing loans	10,109	12,669
Real estate acquired through foreclosure	7,140	4,309
Other repossessed assets	32	30

Total non-performing assets	$17,281	$17,008

Non-performing loans to total loans	0.77%	1.04%

Non-performing assets to total assets	1.10%	1.17%

Nonperforming loans at March 31, 2008 were $10.1 million, or 0.77% of total loans, compared with $8.3 million, or 0.89% of total loans, at March 31, 2007, and $12.7 million, or 1.04% of total loans at December 31, 2007. The decrease of $2.6 million in non-performing loans from December 31, 2007 to March 31, 2008 is primarily attributable to our collection efforts via foreclosure and collateral repossession as well as the restoration of a commercial real estate relationship to performing status after restructuring.

Foreclosed properties at March 31, 2008 were $7.1 million compared with $2.7 million at March 31, 2007 and $4.3 million at December 31, 2007. The increase in foreclosed properties from year-end 2007 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at March 31, 2008 decreased to 1.37% from 1.43% at March 31, 2007 and increased from 1.34% at December 31, 2007. Provision for loan losses increased $25,000 to $650,000 for the first quarter of 2008 compared with the first quarter of 2007 and decreased $550,000 compared with the fourth quarter of 2007. Net loan charge-offs for the first quarter of 2008 were $345,000, or 0.03% of total loans, compared with $246,000, or 0.03%, for the first quarter of 2007, and $983,000, or 0.08%, for the fourth quarter of 2007.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Balance at beginning of period	$16,342	$12,832
Acquired in bank acquisition	1,420	—
Provision for loan losses	650	625
Recoveries	74	68
Charge-offs	(419)	(314)

Balance at end of period	$18,067	$13,211

Allowance for loan losses to period-end loans	1.37%	1.43%

Net charge-offs to average loans	0.03%	0.03%

Allowance for loan losses to non-performing loans	178.72%	159.90%

Liabilities – Total liabilities at March 31, 2008 were $1.4 billion compared with $1.3 billion at December 31, 2007, an increase of $106.3 million, or 8.0%. The increase was primarily attributable to an increase in deposits of $70.3 million, or 6.0%, at March 31, 2008 to $1.24 billion from $1.17 billion at December 31, 2007 primarily due to the acquisition of Paramount Bank.

Federal Home Loan Bank advances also increased $24.3 million, or 19.9%, to $146.0 million from $121.8 million at December 31, 2007. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$93,069	—	$73,183	—
Interest checking	98,182	2.18%	60,600	2.05%
Money market	93,951	3.19%	97,045	4.69%
Savings	31,683	1.49%	25,766	1.44%
Certificates of deposit	904,274	4.91%	740,693	5.09%

Total deposits	$1,221,159	4.10%	$997,287	4.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$614,309	4.86%	$529,114	5.04%
$100,000 or more	289,965	5.03%	211,579	5.22%

Total	$904,274	4.91%	$740,693	5.09%

The following table shows at March 31, 2008 and December 31, 2007 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of March 31, 2008	As of December 31, 2007
	(in thousands)
Three months or less	$85,819	$95,315
Three months through six months	68,482	73,012
Six months through twelve months	120,106	66,536
Over twelve months	55,285	44,871

Total	$329,692	$279,734

Liquidity

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the cash flow requirements of depositors and borrowers, as well as our operating cash needs, are met, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also includes ensuring cash flow needs are met at a reasonable cost. We maintain an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity and establishes minimum liquidity requirements in compliance with regulatory guidance. The liquidity position is continually monitored and reviewed by our Asset Liability Committee.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2007 and the first three months of 2008, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2008, these deposits totaled $27.5 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $22.3 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At March 31, 2008, the Bank had an unused borrowing capacity with the FHLB of $66.2 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $2.5 million to $124.7 million at March 31, 2008 compared with $122.3 million at December 31, 2007. The increase was due to net income earned during the 2008 first quarter reduced by dividends declared. The Company qualified as well capitalized under regulatory guidelines at March 31, 2008. PBI Bank qualified as adequately capitalized.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			March 31, 2008		December 31, 2007
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	9.35%	8.51%	10.39%	9.30%
Total risk-based capital	8.0	10.0	10.60	9.76	11.64	10.55
Tier I leverage ratio	4.0	5.0	8.14	7.42	9.07	8.11

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2008, and December 31, 2007. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 6.1% at March 31, 2008 compared with a decrease of 5.4% at December 31, 2007. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 4.7% at March 31, 2008, compared with an increase of 5.3% at December 31, 2007 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2008, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,958	9.92%
+ 100 basis points	2,326	4.65
- 100 basis points	(3,068)	(6.14)
- 200 basis points	(7,433)	(14.88)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting

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

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. As of March 31, 2008, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program.

The following table shows details of Porter Bancorp’s common stock purchases during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs
Jan. 1 - Jan. 31	—	$—	—	$2,808,000
Feb. 1- Feb. 29	—	—	—	2,808,000
Mar. 1 - Mar. 31	17,371	17.30	27,371	2,507,000

Total	17,371	$17.30	27,371	$2,507,000

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
10.1	Form of Porter Bancorp, Inc. Five Year Restricted Stock Award Agreement

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 13, 2008	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

May 13, 2008	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer