Form 10-Q
period 2008-06-30
Porter Bancorp, Inc.
filed 2008-08-11
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

7,893,677 shares of Common Stock, no par value, were outstanding at July 31, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2008 and December 31, 2007

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2008

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2008	December 31, 2007
Assets
Cash and due from financial institutions	$31,270	$23,608
Federal funds sold	28,970	19,379

Cash and cash equivalents	60,240	42,987
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	105,901	128,036
Loans, net of allowance of $18,133 and $16,342, respectively	1,325,083	1,201,356
Premises and equipment	22,988	21,279
Goodwill	23,877	18,174
Accrued interest receivable and other assets	42,861	43,588

Total assets	$1,581,550	$1,456,020

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$96,536	$95,533
Interest bearing	1,171,393	1,071,021

Total deposits	1,267,929	1,166,554
Federal funds purchased and repurchase agreements	10,753	11,285
Federal Home Loan Bank advances	145,098	121,767
Accrued interest payable and other liabilities	7,322	9,125
Junior subordinated debentures	25,000	25,000

Total liabilities	1,456,102	1,333,731
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,893,797 and 7,881,206 shares issued and outstanding, respectively	70,446	70,747
Additional paid-in capital	11,412	11,270
Retained earnings	44,608	40,351
Accumulated other comprehensive income (loss)	(1,018)	(79)

Total stockholders’ equity	125,448	122,289

Total liabilities and stockholders’ equity	$1,581,550	$1,456,020

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$23,385	$20,026	$47,177	$38,557
Taxable securities	1,223	1,080	2,544	2,069
Tax exempt securities	205	171	390	337
Fed funds sold and other	228	658	604	1,026

	25,041	21,935	50,715	41,989

Interest expense
Deposits	11,152	10,406	23,593	19,683
Federal Home Loan Bank advances	1,434	925	2,757	1,482
Junior subordinated debentures	318	474	743	945
Federal funds purchased and other	165	10	307	15

	13,069	11,815	27,400	22,125

Net interest income	11,972	10,120	23,315	19,864
Provision for loan losses	750	700	1,400	1,325

Net interest income after provision for loan losses	11,222	9,420	21,915	18,539

Non-interest income
Service charges on deposit accounts	902	648	1,731	1,183
Income from fiduciary activities	331	—	584	—
Secondary market brokerage fees	106	70	221	165
Title insurance commissions	54	35	94	112
Net (loss) gain on sales of securities	(139)	62	(45)	62
Other	534	492	1,021	955

	1,788	1,307	3,606	2,477

Non-interest expense
Salaries and employee benefits	3,892	3,001	7,716	5,936
Occupancy and equipment	904	599	1,817	1,164
State franchise tax	435	325	870	650
FDIC Insurance	242	26	463	51
Professional fees	172	184	418	336
Communications	188	99	349	209
Other real estate owned expense	120	53	347	95
Advertising	140	114	301	253
Other	954	709	1,883	1,366

	7,047	5,110	14,164	10,060

Income before income taxes	5,963	5,617	11,357	10,956
Income tax expense	1,990	1,928	3,787	3,666

Net income	$3,973	$3,689	$7,570	$7,290

Basic and diluted earnings per share	$0.51	$0.49	$0.97	$0.96

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2008

(dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2008	7,881,206	$70,747	$11,270	$40,351	$(79)	$122,289
Shares repurchased	(17,371)	(301)	—	—	—	(301)
Issuance of unvested stock	31,952	—	—	—	—	—
Forfeited unvested stock	(1,990)	—	—	—	—	—
Stock-based compensation expense	—	—	142	—	—	142
Comprehensive income:
Net income	—	—	—	7,570	—	7,570
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	(939)	(939)

Total comprehensive income	—	—	—	—	—	6,631

Cash dividends ($0.42 per share)	—	—	—	(3,313)	—	(3,313)

Balances, June 30, 2008	7,893,797	$70,446	$11,412	$44,608	$(1,018)	$125,448

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2008 and 2007

(dollars in thousands)

	2008	2007
Cash flows from operating activities
Net income	$7,570	$7,290
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,881	1,086
Provision for loan losses	1,400	1,325
Net (accretion) amortization on securities	(70)	18
Stock-based compensation expense	136	107
Net loss (gain) on sales of investment securities	45	(62)
Net loss (gain) on other real estate owned	112	(7)
Earnings on bank owned life insurance	(156)	(136)
Federal Home Loan Bank stock dividends	(259)	—
Net change in accrued interest receivable and other assets	2,506	(822)
Net change in accrued interest payable and other liabilities	(1,429)	(263)

Net cash from operating activities	11,736	8,536

Cash flows from investing activities
Purchases of available for sale securities	(15,087)	(17,864)
Sales and calls of available for sale securities	21,905	323
Maturities and prepayments of available for sale securities	13,899	9,655
Proceeds from sale of other real estate owned	4,342	3,124
Improvements to other real estate owned	(150)	(133)
Loan originations and payments, net	(59,408)	(135,004)
Purchases of premises and equipment, net	(1,851)	(1,115)
Redemption of bank owned life insurance	2,179	—
Acquisition of Paramount Bank, net	(5,215)	—

Net cash from investing activities	(39,386)	(141,014)

Cash flows from financing activities
Net change in deposits	25,718	115,105
Net change in federal funds purchased and repurchase agreements	(532)	357
Repayment of Federal Home Loan Bank advances	(1,669)	(1,083)
Advances from Federal Home Loan Bank	25,000	30,000
Repurchase common stock	(301)	—
Cash dividends paid	(3,313)	(3,050)

Net cash from financing activities	44,903	141,329

Net change in cash and cash equivalents	17,253	8,851
Beginning cash and cash equivalents	42,987	56,263

Ending cash and cash equivalents	$60,240	$65,114

Supplemental cash flow information:
Interest paid	$28,046	$21,361
Income taxes paid	3,100	3,750
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$6,810	$4,756

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

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption is disclosed in Note 6.

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

Note 2 – Stock Plans and Stock Based Compensation

At June 30, 2008, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2008, the Company had granted outstanding options to purchase 192,240 shares under the 2000 option plan and 36,816 shares under the 2006 plan. The Company also had granted under the 2006 plan 64,182 unvested shares net of forfeitures and vesting. The Company has 299,002 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 53,000 shares and granted 2,900 unvested shares to non-employee directors. At June 30, 2008, 44,100 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Six Months Ended June 30, 2008		Twelve Months Ended December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	284,556	$25.00	251,820	$25.29
Granted	—	—	36,500	23.01
Forfeited	(2,500)	24.51	(3,764)	25.50

Outstanding, ending	282,056	$25.00	284,556	$25.00

The following table details stock options outstanding:

June 30, 2008
Stock options vested and currently exercisable:	237,460
Weighted average exercise price	$25.26
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.9
Total Options Outstanding:	282,056
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.4

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first six months of 2008. The Company recorded $56,000 of stock option compensation during the six months ended June 30, 2008 to salaries and employee benefits. Since the stock options are non-qualified stock options, a deferred tax benefit of $20,000 was recognized. No options were modified during either period. As of June 30, 2008, no stock options issued by the Company have been exercised.

As described above, the Company grants unvested shares which vest over time to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant ranged from $17.90 to $25.50 per share. The Company recorded $80,000 of stock-based compensation during the six months ended June 30, 2008 to salaries and employee benefits. A deferred tax benefit of $28,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended June 30, 2008		Twelve Months Ended December 31, 2007
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	41,430	$24.90	40,000	$25.33
Granted	31,952	18.54	7,500	23.02
Vested	(4,310)	25.07	(3,920)	25.33
Forfeited	(1,990)	24.38	(2,150)	25.50

Outstanding, ending	67,082	$21.88	41,430	$24.90

Unrecognized stock-based compensation expense related to stock options and unvested shares for the remainder of 2008 and beyond is estimated as follows (in thousands):

July 2008 – December 2008	$171
2009	304
2010	249
2011	222
2012 & thereafter	620

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
June 30, 2008
U.S. Government and federal agency	$4,652	$15	$(5)
State and municipal	24,163	207	(173)
Mortgage-backed	67,786	313	(844)
Corporate bonds	6,155	2	(345)
Other debt securities	704	—	—

Total debt securities	103,460	537	(1,367)
Equity	2,441	83	(818)

Total	$105,901	$620	$(2,185)

December 31, 2007
U.S. Government and federal agency	$27,331	$200	$(32)
State and municipal	20,163	277	(72)
Mortgage-backed	69,378	377	(363)
Corporate bonds	6,422	34	(120)
Other debt securities	704	—	—

Total debt securities	123,998	888	(587)
Equity	4,038	568	(991)

Total	$128,036	$1,456	$(1,578)

Sales and calls of available for sale securities were as follows:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Proceeds	$21,905	$2,800
Gross gains	525	107
Gross losses	570	—

Securities pledged at June 30, 2008 and December 31, 2007 had carrying values of approximately $77,762,000 and $83,683,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of June 30, 2008, the Company owns 46 equity securities. Of these securities, 20 had an unrealized loss of $432,000 and had been in an unrealized loss position for less than 12 months and 16 had an unrealized loss of $386,000 and had been in an unrealized loss position for more than 12 months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of June 30, 2008, management does not believe any equity securities should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Commercial	$98,245	$108,619
Real estate	1,186,284	1,054,952
Agriculture	15,900	14,855
Consumer	39,991	38,061
Other	2,796	1,211

Subtotal	1,343,216	1,217,698
Less: Allowance for loan losses	(18,133)	(16,342)

Loans, net	$1,325,083	$1,201,356

Activity in the allowance for loan losses was as follows:

	For the Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Beginning balance	$16,342	$12,832
Acquired in bank acquisition	1,420	—
Provision for loan losses	1,400	1,325
Loans charged-off	(1,217)	(826)
Loan recoveries	188	148

Ending balance	$18,133	$13,479

Impaired loans were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Loans with no allocated allowance for loan losses	$4,162	$3,239
Loans with allocated allowance for loan losses	—	4,167

Total	$4,162	$7,406

Amount of the allowance for loan losses allocated	$—	$216

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Average of impaired loans during the period	$5,076	$4,842
Interest income recognized during impairment	40	98
Cash basis interest income recognized	40	98

Impaired loans include commercial, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Loans past due 90 days or more still on accrual	$4,974	$2,145
Non-accrual loans	7,917	10,524

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Single maturity advances with fixed rates from 4.15% to 6.38% maturing from 2009 through 2012, averaging 4.74%	$76,595	$76,595
Single maturity advances with variable rates from 2.60% to 2.61% maturing from 2009 through 2010, averaging 2.61%	50,000	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2008 through 2035, averaging 3.74%	18,503	20,172

Total	$145,098	$121,767

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At June 30, 2008, the Bank had unused borrowing capacity of $83.4 million with the FHLB.

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment. No specific allowance or provision for loan losses was recorded as of and during the period ended June 30, 2008.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		(in thousands)
Description	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$105,901	$2,441	$103,460	$—

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
		(in thousands)
Description	June 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,162	$-	$-	$4,162

Note 7 – Business Combinations

On February 1, 2008, the Company completed the acquisition of Paramount Bank in Lexington, Kentucky in a $5 million all-cash transaction. Operating results of Paramount Bank are included in the consolidated financial statements since the date of the acquisition. As a result of this acquisition, we expect to further solidify our market share in the Lexington market, expand our customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers and reduce operating costs through economies of scale.

The acquisition added approximately $73 million in loans and $76 million in deposits. The purchase price resulted in approximately $6 million in goodwill, and $631,000 in core deposit intangibles. The intangible assets will be amortized over 5-10 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight-line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Loans, net	$73,420
Goodwill	5,986
Core deposit intangibles	631
Other assets	1,033

Total assets acquired	81,070

Deposits	(75,657)
Other liabilities	(198)

Total liabilities assumed	(75,855)

Net assets acquired	$5,215

Note 8 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic
Net income	$3,973	$3,689	$7,570	$7,290

Weighted average common shares outstanding	7,826,567	7,586,167	7,832,966	7,584,502

Basic earnings per common share	$0.51	$0.49	$0.97	$0.96

Diluted
Net income	$3,973	$3,689	$7,570	$7,290

Weighted average common shares outstanding	7,826,567	7,586,167	7,832,966	7,584,502
Add: dilutive effects of assumed exercises of stock options and unvested shares	—	80	3	5

Average shares and potential common shares	7,826,567	7,586,247	7,832,969	7,584,507

Diluted earnings per common share	$0.51	$0.49	$0.97	$0.96

Unvested share of common stock of 64,182 for 2008 and 42,855 for 2007; and stock options for 282,056 shares of common stock for 2008 and 287,570 shares of common stock for 2007, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 9 – Total Comprehensive Income

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(2,744)	$(1,364)	$(1,490)	$(1,229)
Less: Reclassification adjustment for gains (losses) realized in income	(139)	62	(45)	62

Net unrealized gains (losses)	(2,605)	(1,426)	(1,445)	(1,291)
Tax effect	912	499	506	452

Net-of-tax effect	(1,693)	(927)	$(939)	$(839)

Note 10 – Subsequent Events

On July 1, 2008 the company sold a $9 million subordinated capital note to Silverton Bank, N.A. of Atlanta, GA. The note qualifies as Tier 2 capital for PBI Bank. The unsecured, subordinated capital note bears interest at the BBA three-month Libor floating rate plus 300 basis points. Interest only is due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest will commence. The note is due on July 1, 2020.

On July 18, 2008 we entered into a definitive agreement to sell our branch located in Burkesville, Kentucky to First & Farmers National Bank of Somerset, Kentucky. The sale price is for $800,000 and will be paid in cash. The Burkesville branch has deposits of approximately $14 million and loans of approximately $6 million at June 30, 2008. The sale is expected to be completed in the fourth quarter of 2008.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 20 full-service banking offices in 13 counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Cumberland, Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington Kentucky, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

For the three and six months ended June 30, 2008, respectively, the Company reported net income of $4.0 million and $7.6 million. This compares with net income of $3.7 million and $7.3 million, respectively, for the same periods of 2007. Basic and diluted earnings per share were $0.51 and $0.97 for the three and six months ended June 30, 2008, respectively, compared with $0.49 and $0.96 for the same periods of 2007.

Significant developments during the quarter and six months ended June 30, 2008 consist of the following:

•

Net income increased 7.7% to $4.0 million for the three months ended June 30, 2008, compared with the same quarter of 2007. Earnings per diluted share increased 10.9% to $0.51 for the three months ended June 20, 2008 compared to the first quarter of 2008. Net income increased 3.8% to $7.6 million for the six months ended June 30, 2008 compared with $7.3 million for the first six months of 2007.

•

Net interest income increased 18.3% to $12 million for the three months ended June 30, 2008, and 17.4% to $23.3 million for the six months ended June 30, 2008, compared with the same quarter and six months of 2007, respectively.

•

Net interest margin for the second quarter of 2008 declined to 3.29% compared with 3.69% for the second quarter of 2007. For the first six months of 2008, net interest margin decreased to 3.25% compared with 3.80% for the same period of 2007. Our spread and margin were adversely impacted as the Federal Reserve decreased rates resulting in a 325 basis point decline in the prime rate during the 12 months following June 30, 2007. However, net interest margin improved eight basis points to 3.29% in the second quarter of 2008, compared with 3.21% in the first quarter of 2008.

•	Loans grew to $1.3 billion compared with $1.2 billion at December 31, 2007 and $983 million at June 30, 2007.

•

Deposits increased to $1.3 billion compared with $1.17 billion at December 31, 2007 and $977 million at June 30, 2007. Core customer non-interest bearing deposit accounts increased to $96.5 million from $95.5 million at December 31, 2007 and $73.3 million at June 30, 2007.

•	Total assets increased to $1.6 billion from $1.5 billion at December 31, 2007 fueled by strong loan growth and the acquisition of Paramount Bank.

•

We completed the acquisition of Paramount Bank in Lexington, Kentucky in a $5 million all cash transaction on February 1, 2008. The acquisition added approximately $81 million in assets and $76 million in deposits, of which approximately $15 million are core demand deposits. This acquisition established our physical presence in Lexington, Fayette County, the second largest market in Kentucky.

•

Non-interest expense for the second quarter and first six months of 2008 increased 37.9% and 40.8%, respectively, from same periods of the prior year. This was due primarily to costs related to the acquisitions of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees, and occupancy and equipment expense to support the six additional offices. Our efficiency ratio was 52.5% for the first six months of 2008 compared with 45.2% for the first six months of 2007. However, our efficiency ratio improved to 50.7% for the second quarter of 2008 compared with 54.5% for the 2008 first quarter.

•

Capital strengthened with the sale of a $9 million subordinated capital note by our bank subsidiary, PBI Bank, on July 1, 2008. The capital note, which qualifies as Tier 2 capital, increases funding for continued loan growth and maintains the bank’s strong capital position without being dilutive to common shareholders of Porter Bancorp.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2008 compared with the same period of 2007:

	For the Three Months Ended June 30,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$25,041	$21,935	$3,106	14.2%
Gross interest expense	13,069	11,815	1,254	10.6
Net interest income	11,972	10,120	1,852	18.3
Provision for credit losses	750	700	50	7.1
Non-interest income	1,788	1,307	481	36.8
Non-interest expense	7,047	5,110	1,937	37.9
Net income before taxes	5,963	5,617	346	6.2
Income tax expense	1,990	1,928	62	3.2
Net income	3,973	3,689	284	7.7

Net income of $3,973,000 for the three months ended June 30, 2008 increased $284,000, or 7.7%, from $3,689,000 for the comparable period of 2007. This increase in earnings was primarily attributable to increased net interest income, off-set by increased non-interest expense. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin. Non-interest expense increased due to costs related to the acquisition of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to amendments to the FDIC’s risk-based deposit premium assessment system made by the FDIC Reform Act of 2005 that took effect in 2007.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2008 compared with the same period of 2007:

	For the Six Months Ended June 30,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$50,715	$41,989	$8,726	20.8%
Gross interest expense	27,400	22,125	5,275	23.8
Net interest income	23,315	19,864	3,451	17.4
Provision for credit losses	1,400	1,325	75	5.7
Non-interest income	3,606	2,477	1,129	45.6
Non-interest expense	14,164	10,060	4,104	40.8
Net income before taxes	11,357	10,956	401	3.7
Income tax expense	3,787	3,666	121	3.3
Net income	7,570	7,290	280	3.8

Net income of $7,570,000 for the six months ended June 30, 2008 increased $280,000, or 3.8%, from $7,290,000 for the comparable period of 2007. This increase in earnings was primarily attributable to increased net interest income, off-set by increased non-interest expense. The increase in net interest income was attributable to growth in our loan portfolio partially offset by the reduction in net interest margin. Non-interest expense increased due to costs related to the acquisition of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to amendments to the FDIC’s risk-based deposit premium assessment system made by the FDIC Reform Act of 2005 that took effect in 2007.

Net Interest Income – Our net interest income was $11,972,000 for the three months ended June 30, 2008, an increase of $1,852,000, or 18.3%, compared with $10,120,000 for the same period in 2007. Net interest spread and margin were 2.91% and 3.29%, respectively, for the second quarter of 2008, compared with 3.10% and 3.69%, respectively, for the second quarter of 2007. Net interest income was $23,315,000 for the six months ended June 30, 2008, an increase of $3,451,000, or 17.4%, compared with $19,864,000 for the same period of 2007. Net interest spread and margin were 2.84% and 3.25%, respectively, for the first six months of 2008, compared with 3.18% and 3.80%, respectively, for the first six months of 2007. Our spread and margin were adversely impacted as the Federal Reserve decreased rates resulting in a 325 basis point decline in the prime rate during the 12 months following June 30, 2007. However, net interest margin improved eight basis points to 3.29% in the second quarter of 2008, compared with 3.21% in the first quarter of 2008 due primarily to lower funding costs. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. If interest rates remain stable, we expect our net interest margin to continue to improve in the second half of 2008 since we have a significant amount of deposits that will reprice at lower rates relative to our expected pricing changes in loans.

Our yield on earning assets decreased to 6.85% for the second quarter of 2008 compared to 7.96% for the second quarter of 2007. Our cost of funds also decreased to 3.94% for the second quarter of 2008 compared to 4.86% for the second quarter of 2007. Our yield on earning assets declined 38 basis points from 7.23% during the first quarter of 2008 and our cost of funds decreased 53 basis points from 4.47%. Interest rate cuts made by the Federal Reserve over the last year, and the additional 25 basis point cut made in the second quarter, adversely affected our margin as we are asset sensitive. However, liabilities continued to reprice during the second quarter lowering our cost of funds to a greater extent than the downward repricing of assets.

Our average interest-earning assets were $1.5 billion for the six months ended June 30, 2008, compared with $1.06 billion for the six months ended June 30, 2007, a 36.8% increase primarily attributable to loan growth. Average loans were $1.3 billion for the six months ended June 30, 2008, compared with $924 million for the six months ended June 30, 2007, a 40.5% increase. Our total interest income increased by 20.8% to $50.7 million for the six months ended June 30, 2008, compared with $42.0 million for the same period in 2007. The change was due to growth in our loan portfolio and the Kentucky Trust Bank and Paramount Bank acquisitions.

Our average interest-bearing liabilities also increased, by 41.2%, to $1.3 billion for the six months ended June 30, 2008, compared with $928.5 million for the six months ended June 30, 2007. Our total interest expense increased by 23.8% to $27.4 million for the six months ended June 30, 2008, compared with $22.1 million during the same period in 2007, due primarily to an increase in the volume of certificates of deposit. Our average volume of certificates of deposit increased by 33.7% to $913.9 million for the six months ended June 30, 2008, compared with $683.7 million for the six months ended June 30, 2007. The average interest rate paid on certificates of deposits decreased to 4.64% for the six months ended June 30, 2008, compared with 5.05% for the six months ended June 30, 2007. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates. The certificate of deposit volume increase reflected organic growth as well as the acquisitions of Kentucky Trust Bank and Paramount Bank.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending June 30, 2008 and 2007, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,326,996	$23,385	7.09%	$955,896	$20,026	8.40%
Securities
Taxable	94,814	1,192	5.06	84,824	1,042	4.93
Tax-exempt (3)	20,492	205	6.19	16,540	171	6.38
FHLB stock	9,807	133	5.45	8,978	146	6.52
Other equity securities	4,069	31	3.06	3,683	38	4.14
Federal funds sold and other	19,634	95	1.95	40,463	512	5.08

Total interest-earning assets	1,475,812	25,041	6.85%	1,110,384	21,935	7.96%

Less: Allowance for loan losses	(18,409)			(13,395)
Non-interest earning assets	106,232			64,749

Total assets	$1,563,635			$1,161,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$923,586	$10,060	4.38%	$703,240	$8,952	5.11%
NOW and money market deposits	186,871	980	2.11	143,364	1,362	3.81
Savings accounts	35,241	112	1.28	25,104	92	1.47
Federal funds purchased and repurchase agreements	18,011	165	3.68	1,381	10	2.90
FHLB advances	145,419	1,434	3.97	76,648	925	4.84
Junior subordinated debentures	25,000	318	5.12	25,000	474	7.60

Total interest-bearing liabilities	1,334,128	13,069	3.94%	974,737	11,815	4.86%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	96,455			67,925
Other liabilities	6,841			6,404

Total liabilities	1,437,424			1,049,066
Stockholders’ equity	126,211			112,672

Total liabilities and stockholders’ equity	$1,563,635			$1,161,738

Net interest income		$11,972			$10,120

Net interest spread			2.91%			3.10%

Net interest margin			3.29%			3.69%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending June 30, 2008 and 2007, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,298,407	$47,177	7.31%	$923,921	$38,557	8.42%
Securities
Taxable	97,930	2,478	5.09	81,848	1,994	4.91
Tax-exempt (3)	19,263	390	6.26	16,307	337	6.41
FHLB stock	9,744	259	5.35	8,978	287	6.45
Other equity securities	4,260	66	3.12	3,556	75	4.25
Federal funds sold and other	25,324	345	2.74	29,322	739	5.08

Total interest-earning assets	1,454,928	50,715	7.04%	1,063,932	41,989	7.99%

Less: Allowance for loan losses	(17,649)			(13,207)
Non-interest earning assets	101,161			63,853

Total assets	$1,538,440			$1,114,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$913,930	$21,106	4.64%	$683,732	$17,132	5.05%
NOW and money market deposits	189,502	2,258	2.40	131,566	2,384	3.65
Savings accounts	33,462	229	1.38	24,536	167	1.37
Federal funds purchased and repurchase agreements	15,734	307	3.92	1,347	15	2.25
FHLB advances	133,512	2,757	4.15	62,330	1,482	4.79
Junior subordinated debentures	25,000	743	5.98	25,000	945	7.62

Total interest-bearing liabilities	1,311,140	27,400	4.20%	928,511	22,125	4.81%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	94,762			67,944
Other liabilities	7,421			6,663

Total liabilities	1,413,323			1,003,118
Stockholders’ equity	125,117			111,460

Total liabilities and stockholders’ equity	$1,538,440			$1,114,578

Net interest income		$23,315			$19,864

Net interest spread			2.84%			3.18%

Net interest margin			3.25%			3.80%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2008 vs. 2007			Six Months Ended June 30, 2008 vs. 2007
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(3,540)	$6,899	$3,359	$(5,476)	$14,096	$8,620
Securities	15	169	184	73	464	537
FHLB stock	(25)	12	(13)	(51)	23	(28)
Other equity securities	(11)	4	(7)	(22)	13	(9)
Federal funds sold and other	(227)	(190)	(417)	(273)	(121)	(394)

Total increase in interest income	(3,788)	6,894	3,106	(5,749)	14,475	8,726

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,420)	2,528	1,108	(1,427)	5,401	3,974
NOW and money market accounts	(720)	338	(382)	(973)	847	(126)
Savings accounts	(10)	30	20	1	61	62
Federal funds purchased and repurchased agreements	4	151	155	19	273	292
FHLB advances	(195)	704	509	(218)	1,493	1,275
Junior subordinated debentures	(156)	—	(156)	(202)	—	(202)

Total increase in interest expense	(2,497)	3,751	1,254	(2,800)	8,075	5,275

Increase (decrease) in net interest income	$(1,291)	$3,143	$1,852	$(2,949)	$6,400	$3,451

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Service charges on deposit accounts	$902	$648	$1,731	$1,183
Income from fiduciary activities	331	—	584	—
Secondary market brokerage fees	106	70	221	165
Title insurance commissions	54	35	94	112
(Losses) gains on sales of investment securities, net	(139)	62	(45)	62
Other	534	492	1,021	955

Total non-interest income	$1,788	$1,307	3,606	2,477

Non-interest income for the second quarter ended June 30, 2008 increased $481,000, or 36.8%, compared with the second quarter of 2007. For the six months ended June 30, 2008 non-interest income increased by $1.1 million to $3.6 million compared with $2.5 million for same period of 2007. The increase in non-interest income for both the second quarter and six months ended June 30, 2008 was primarily due to higher service charges on deposit accounts and income from fiduciary activities from the trust operation acquired in the Kentucky Trust Bank transaction. Income from fiduciary activities added $331,000 and $584,000 to non-interest income in the second quarter and first six months of 2008, respectively. This was offset somewhat by a $139,000 net loss on the sale of securities in the second quarter of 2008 compared with a net gain of $62,000 in the same quarter of 2007.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Salary and employee benefits	$3,892	$3,001	$7,716	$5,936
Occupancy and equipment	904	599	1,817	1,164
State franchise tax	435	325	870	650
FDIC insurance	242	26	463	51
Professional fees	172	184	418	336
Postage and delivery	192	132	367	261
Communications	188	99	349	209
Other real estate owned expense	120	53	347	95
Office supplies	181	131	338	243
Advertising	140	114	301	253
Other	581	446	1,178	862

Total non-interest expense	$7,047	$5,110	$14,164	10,060

Non-interest expense for the second quarter ended June 30, 2008 increased $1.9 million, or 37.9%, compared with the second quarter of 2007. For the six months ended June 30, 2008, non-interest expense increased $4.1 million, or 40.8%, to $14.2 million compared with $10.1 million for the first six months of 2007. The increase in non-interest expense was primarily attributable to costs related to the acquisitions of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees, and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to amendments made by the FDIC to its risk-based deposit premium assessment system taking effect in 2007. Expenses also increased for other real estate owned from $95,000 in the first six months of 2007 to $347,000 in the first six months of 2008 due to higher costs related to foreclosures on non-performing credits, repossessing collateral and other collection efforts. This increase in non-interest expense primarily caused our efficiency ratio to increase to 52.5% for the first six months of 2008 compared with 45.2% for the same period of 2007.

Income Tax Expense – Income tax expense was $2.0 million, or 33.4% of pre-tax income, for the second quarter ended June 30, 2008, and $3.8 million, or 33.3% of pre-tax income for the first six months of 2008, compared with $1.9 million or 34.3% of pre-tax income for the second quarter of 2007, and $3.7 million, or 33.5% of pre-tax income, for the first six months of 2007. The decrease in effective tax rate between periods is attributable to an increase in non-taxable income from municipal securities and increased tax credits related to investments in community development partnerships.

Analysis of Financial Condition

Total assets increased $125.5 million, or 8.6%, to $1.6 billion at June 30, 2008 from $1.5 billion at December 31, 2007. This increase was primarily attributable to an increase of $123.7 million in net loans from organic growth and the acquisition of Paramount Bank.

Loans Receivable – Loans receivable increased $125.5 million, or 10.3%, during the six months ended June 30, 2008 to $1.3 billion. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $74.3 million, or 8.8%, during the six months and comprised 68.8% of the total loan portfolio at June 30, 2008.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$459,361	34.20%	$422,405	34.69%
Construction	366,229	27.27	318,462	26.15
Residential	328,156	24.43	288,703	23.71
Home equity	32,538	2.42	25,382	2.08
Commercial	98,245	7.31	108,619	8.92
Consumer	39,991	2.98	38,061	3.13
Agriculture	15,900	1.18	14,855	1.22
Other	2,796	0.21	1,211	0.10

Total loans	$1,343,216	100.00%	$1,217,698	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$4,974	$2,145
Non-accrual loans	7,917	10,524

Total non-performing loans	12,891	12,669
Real estate acquired through foreclosure	6,625	4,309
Other repossessed assets	57	30

Total non-performing assets	$19,573	$17,008

Non-performing loans to total loans	0.96%	1.04%

Non-performing assets to total assets	1.24%	1.17%

Nonperforming loans at June 30, 2008 were $12.9 million, or 0.96% of total loans, compared with $7.2 million, or 0.73% of total loans, at June 30, 2007, and $12.7 million, or 1.04% of total loans, at December 31, 2007. The increase of $222,000 in non-performing loans from December 31, 2007 to June 30, 2008 is primarily attributable to the effects of a softening economy. We continue to closely monitor non-performing loans.

Foreclosed properties at June 30, 2008 were $6.6 million compared with $4.1 million at June 30, 2007 and $4.3 million at December 31, 2007. The increase in foreclosed properties from year-end 2007 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at June 30, 2008 decreased to 1.35% from 1.37% at June 30, 2007 and increased from 1.34% at December 31, 2007. Provision for loan losses increased $50,000 to $750,000 for the second quarter of 2008 compared with the second quarter of 2007 and increased $100,000 compared with the first quarter of 2008. Provision for loan losses increased $75,000 to $1.4 million for the six months ended June 30, 2008, compared with $1,325,000 for the same six months of 2007. The increase in provision expense was primarily due to growth in our loan portfolio coupled with the increase in net charge-offs between periods. Net loan charge-offs for the second quarter of 2008 were $684,000, or 0.05% of average loans, compared with $432,000, or 0.05%, for the second quarter of 2007, and $345,000, or 0.03%, for the first quarter of 2008. Net loan charge-offs for the six months ended June 30, 2008 were $1,029,000, or 0.08% of average loans, compared with $678,000, or 0.07%, for the first six months of 2007.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2008 and 2007 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance at beginning of period	$18,067	$13,211	$16,342	$12,832
Acquired in bank acquisition	—	—	1,420	—
Provision for loan losses	750	700	1,400	1,325
Recoveries	114	80	188	148
Charge-offs	(798)	(512)	(1,217)	(826)

Balance at end of period	$18,133	$13,479	$18,133	$13,479

Allowance for loan losses to period-end loans	1.35%	1.37%	1.35%	1.37%

Net charge-offs to average loans	0.05%	0.05%	0.08%	0.07%

Allowance for loan losses to non-performing loans	140.66%	187.49%	140.66%	187.49%

Liabilities – Total liabilities at June 30, 2008 were $1.5 billion compared with $1.3 billion at December 31, 2007, an increase of $122.4 million, or 9.2%. The increase was primarily attributable to an increase in deposits of $101.4 million, or 8.7%, at June 30, 2008 to $1.3 billion from $1.2 billion at December 31, 2007 primarily due to the acquisition of Paramount Bank.

Federal Home Loan Bank advances also increased $23.3 million, or 19.2%, to $145.1 million from $121.8 million at December 31, 2007. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$94,762	—	$73,183	—
Interest checking	100,538	2.00%	60,600	2.05%
Money market	88,964	2.84	97,045	4.69
Savings	33,462	1.38	25,766	1.44
Certificates of deposit	913,930	4.64	740,693	5.09

Total deposits	$1,231,656	3.85	$997,287	4.40

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$605,029	4.61%	$529,114	5.04%
$100,000 or more	308,901	4.71	211,579	5.22

Total	$913,930	4.64	$740,693	5.09

The following table shows at June 30, 2008 and December 31, 2007 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of June 30, 2008	As of December 31, 2007
	(in thousands)
Three months or less	$70,271	$95,315
Three months through six months	89,087	73,012
Six months through twelve months	142,311	66,536
Over twelve months	60,987	44,871

Total	$362,656	$279,734

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2007 and the first six months of 2008, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2008, these deposits totaled $49.4 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $36.5 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At June 30, 2008, the Bank had an unused borrowing capacity with the FHLB of $83.4 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $3.2 million to $125.4 million at June 30, 2008 compared with $122.3 million at December 31, 2007. The increase was due to net income earned during the first six months of 2008 reduced by dividends declared. The Company and the Bank qualified as well capitalized under regulatory guidelines at June 30, 2008.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			June 30, 2008		December 31, 2007
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	9.34%	8.82%	10.39%	9.30%
Total risk-based capital	8.0	10.0	10.59	10.07	11.64	10.55
Tier I leverage ratio	4.0	5.0	8.03	7.60	9.07	8.11

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2008, and December 31, 2007. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 4.4% at June 30, 2008 compared with a decrease of 5.4% at December 31, 2007. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 5.1% at June 30, 2008, compared with an increase of 5.3% at December 31, 2007 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2008, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$5,595	11.07%
+ 100 basis points	2,599	5.14
- 100 basis points	(2,217)	(4.39)
- 200 basis points	(6,423)	(12.71)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the second quarter of 2008. As of June 30, 2008, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

On May 22, 2008, we held our annual meeting of shareholders to consider and act upon a proposal to elect seven directors of Porter Bancorp to serve until the 2008 Annual Meeting of Shareholders.

The following directors were elected, receiving the votes as noted:

	For	Withhold
Maria L. Bouvette	7,242,343	159,764
David L. Hawkins	7,323,444	78,663
W. Glenn Hogan	7,350,206	51,901
Michael E. Miller	7,350,206	51,901
Sidney L. Monroe	7,323,444	78,663
J. Chester Porter	7,242,370	159,737
Stephen A. Williams	7,323,243	78,863

The shareholders also considered a proposal to amend the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan that changes the form of incentive award under the Plan from options to restricted stock grants. The proposed amendment was approved by the shareholders with 7,018,336 votes for, 5,633 votes against, 9,029 votes abstaining and 369,108 broker non-votes.

No other proposals were voted upon at the annual meeting.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
10.1	Porter Bancorp, Inc. Amended and Restated 2006 Non-Employee Directors Stock Ownership Incentive Plan, As Amended May 22, 2008.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 11, 2008	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

August 11, 2008	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer