Form 10-Q
period 2008-09-30
Porter Bancorp, Inc.
filed 2008-10-31
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

7,893,137 shares of Common Stock, no par value, were outstanding at October 1, 2008.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2008 and December 31, 2007

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2008	December 31, 2007
Assets
Cash and due from financial institutions	$41,343	$23,608
Federal funds sold	30,172	19,379

Cash and cash equivalents	71,515	42,987
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	109,799	128,036
Loans, net of allowance of $18,638 and $16,342, respectively	1,323,829	1,201,356
Premises and equipment	22,986	21,279
Goodwill	23,891	18,174
Accrued interest receivable and other assets	43,572	43,588

Total assets	$1,596,192	$1,456,020

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$87,603	$95,533
Interest bearing	1,184,336	1,071,021

Total deposits	1,271,939	1,166,554
Federal funds purchased and repurchase agreements	10,457	11,285
Federal Home Loan Bank advances	143,842	121,767
Accrued interest payable and other liabilities	8,194	9,125
Junior subordinated debentures	34,000	25,000

Total liabilities	1,468,432	1,333,731
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized	—	—
Common stock, no par, 10,000,000 shares authorized, 7,893,137 and 7,881,206 shares issued and outstanding, respectively	70,446	70,747
Additional paid-in capital	11,496	11,270
Retained earnings	47,051	40,351
Accumulated other comprehensive income (loss)	(1,233)	(79)

Total stockholders’ equity	127,760	122,289

Total liabilities and stockholders’ equity	$1,596,192	$1,456,020

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income
Loans, including fees	$23,478	$21,941	$70,655	$60,498
Taxable securities	1,173	1,054	3,717	3,123
Tax exempt securities	216	170	606	507
Fed funds sold and other	239	686	843	1,712

	25,106	23,851	75,821	65,840

Interest expense
Deposits	10,670	11,758	34,263	31,441
Federal Home Loan Bank advances	1,421	810	4,178	2,292
Junior subordinated debentures	453	488	1,196	1,433
Federal funds purchased and other	129	59	436	74

	12,673	13,115	40,073	35,240

Net interest income	12,433	10,736	35,748	30,600
Provision for loan losses	1,250	1,500	2,650	2,825

Net interest income after provision for loan losses	11,183	9,236	33,098	27,775

Non-interest income
Service charges on deposit accounts	876	669	2,607	1,852
Income from fiduciary activities	261	—	845	—
Secondary market brokerage fees	92	67	306	232
Title insurance commissions	50	37	144	149
Net (loss) gain on sales of securities	(101)	42	(146)	104
Other	547	498	1,575	1,453

	1,725	1,313	5,331	3,790

Non-interest expense
Salaries and employee benefits	3,666	3,115	11,382	9,051
Occupancy and equipment	882	673	2,699	1,837
State franchise tax	435	326	1,305	976
FDIC Insurance	284	76	747	127
Professional fees	177	149	595	485
Postage and delivery	201	127	568	388
Communications	181	113	530	322
Other real estate owned expense	109	232	456	327
Office supplies	108	105	446	348
Advertising	100	140	401	393
Other	626	480	1,804	1,342

	6,769	5,536	20,933	15,596

Income before income taxes	6,139	5,013	17,496	15,969
Income tax expense	2,039	1,714	5,826	5,380

Net income	$4,100	$3,299	$11,670	$10,589

Basic and diluted earnings per share	$0.52	$0.44	$1.49	$1.40

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2008

(dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount
Balances, January 1, 2008	7,881,206	$70,747	$11,270	$40,351	$(79)	$122,289
Shares repurchased	(17,371)	(301)	—	—	—	(301)
Issuance of unvested stock	31,952	—	—	—	—	—
Forfeited unvested stock	(2,650)	—	—	—	—	—
Stock-based compensation expense	—	—	226	—	—	226
Comprehensive income:
Net income	—	—	—	11,670	—	11,670
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	(1,154)	(1,154)

Total comprehensive income	—	—	—	—	—	10,516

Cash dividends ($0.63 per share)	—	—	—	(4,970)	—	(4,970)

Balances, September 30, 2008	7,893,137	$70,446	$11,496	$47,051	$(1,233)	$127,760

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2008 and 2007

(dollars in thousands)

	2008	2007
Cash flows from operating activities
Net income	$11,670	$10,589
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,811	1,691
Provision for loan losses	2,650	2,825
Net (accretion) amortization on securities	(87)	6
Stock-based compensation expense	215	172
Net loss (gain) on sales of investment securities	146	(104)
Net loss (gain) on other real estate owned	102	119
Earnings on bank owned life insurance	(229)	(206)
Federal Home Loan Bank stock dividends	(393)	—
Net change in accrued interest receivable and other assets	2,861	(2,817)
Net change in accrued interest payable and other liabilities	(455)	396

Net cash from operating activities	19,291	12,671

Cash flows from investing activities
Purchases of available for sale securities	(25,557)	(22,280)
Sales and calls of available for sale securities	23,331	884
Maturities and prepayments of available for sale securities	18,630	15,352
Proceeds from sale of other real estate owned	6,266	3,958
Improvements to other real estate owned	(226)	(370)
Loan originations and payments, net	(62,645)	(231,057)
Purchases of premises and equipment, net	(2,230)	(1,919)
Redemption of bank owned life insurance	2,179	—
Acquisition of Paramount Bank, net	(5,215)	—

Net cash from investing activities	(45,467)	(235,432)

Cash flows from financing activities
Net change in deposits	29,728	184,922
Net change in federal funds purchased and repurchase agreements	(828)	10,435
Repayment of Federal Home Loan Bank advances	(2,925)	(27,355)
Advances from Federal Home Loan Bank	25,000	30,000
Issue subordinated debentures	9,000	—
Repurchase common stock	(301)	—
Cash dividends paid	(4,970)	(4,576)

Net cash from financing activities	54,704	193,426

Net change in cash and cash equivalents	28,528	(29,335)
Beginning cash and cash equivalents	42,987	56,263

Ending cash and cash equivalents	$71,515	$26,928

Supplemental cash flow information:
Interest paid	$40,637	$34,818
Income taxes paid	4,900	5,950
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$9,619	$8,279

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-K.

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

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

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

Recently Issued Accounting Pronouncements – In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The new standard is effective for the Company on January 1, 2009. The Company is currently evaluating the impact of adopting SFAS 161 on the consolidated financial statements.

Note 2 – Stock Plans and Stock Based Compensation

At September 30, 2008, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2008, the Company had granted outstanding options to purchase 190,279 shares under the 2000 option plan and 36,816 shares under the 2006 plan. The Company also had granted under the 2006 plan 64,022 unvested shares net of forfeitures and vesting. The Company has 299,162 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 43,000 shares and granted 2,400 unvested shares to non-employee directors. At September 30, 2008, 54,600 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2008		Twelve Months Ended December 31, 2007
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	284,556	$25.00	251,820	$25.29
Granted	—	—	36,500	23.01
Forfeited	(14,461)	23.95	(3,764)	25.50

Outstanding, ending	270,095	$25.05	284,556	$25.00

The following table details stock options outstanding:

September 30, 2008
Stock options vested and currently exercisable:	243,209
Weighted average exercise price	$25.26
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.6
Total Options Outstanding:	270,095
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	2.1

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. There were no options exercised during the first nine months of 2008. The Company recorded $78,000 of stock option compensation during the nine months ended September 30, 2008 to salaries and employee benefits. Since the stock options are non-qualified stock options, a deferred tax benefit of $27,000 was recognized. No options were modified during either period. As of September 30, 2008, no stock options issued by the Company have been exercised.

As described above, the Company grants unvested shares which vest over time to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant ranged from $17.90 to $25.50 per share. The Company recorded $137,000 of stock-based compensation during the nine months ended September 30, 2008 to salaries and employee benefits. A deferred tax benefit of $48,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended September 30, 2008		Twelve Months Ended December 31, 2007
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	41,430	$24.90	40,000	$25.33
Granted	31,952	18.54	7,500	23.02
Vested	(4,310)	25.07	(3,920)	25.33
Forfeited	(2,650)	23.22	(2,150)	25.50

Outstanding, ending	66,422	$21.90	41,430	$24.90

Unrecognized stock-based compensation expense related to stock options and unvested shares for the remainder of 2008 and beyond is estimated as follows (in thousands):

October 2008 – December 2008	$82
2009	290
2010	242
2011	221
2012 & thereafter	618

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
September 30, 2008
U.S. Government and federal agency	$3,717	$15	$(6)
State and municipal	23,000	147	(552)
Mortgage-backed	74,934	504	(584)
Corporate bonds	5,746	—	(747)
Other debt securities	704	—	—

Total debt securities	108,101	666	(1,889)
Equity	1,698	60	(733)

Total	$109,799	$726	$(2,622)

December 31, 2007
U.S. Government and federal agency	$27,331	$200	$(32)
State and municipal	20,163	277	(72)
Mortgage-backed	69,378	377	(363)
Corporate bonds	6,422	34	(120)
Other debt securities	704	—	—

Total debt securities	123,998	888	(587)
Equity	4,038	568	(991)

Total	$128,036	$1,456	$(1,578)

Sales and calls of available for sale securities were as follows:

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Proceeds	$23,331	$2,800
Gross gains	615	107
Gross losses	761	—

Securities pledged at September 30, 2008 and December 31, 2007 had carrying values of approximately $72,111,000 and $83,683,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

As of September 30, 2008, the Company owns 44 equity securities. Of these securities, 11 had an unrealized loss of $173,000 and had been in an unrealized loss position for less than 12 months and 19 had an unrealized loss of $560,000 and had been in an unrealized loss position for more than 12 months. Management monitors the current market pricing for these equity securities monthly. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2008, management does not believe any equity securities should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Commercial	$91,316	$108,619
Real estate	1,192,024	1,054,952
Agriculture	16,580	14,855
Consumer	39,318	38,061
Other	3,229	1,211

Subtotal	1,342,467	1,217,698
Less: Allowance for loan losses	(18,638)	(16,342)

Loans, net	$1,323,829	$1,201,356

Activity in the allowance for loan losses was as follows:

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Beginning balance	$16,342	$12,832
Acquired in bank acquisition	1,420	—
Provision for loan losses	2,650	2,825
Loans charged-off	(1,999)	(1,345)
Loan recoveries	225	188

Ending balance	$18,638	$14,500

Impaired loans were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Loans with no allocated allowance for loan losses	$3,253	$3,239
Loans with allocated allowance for loan losses	2,620	4,167

Total	$5,873	$7,406

Amount of the allowance for loan losses allocated	$220	$216

	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Average of impaired loans during the period	$5,275	$4,842
Interest income recognized during impairment	66	98
Cash basis interest income recognized	66	98

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Loans past due 90 days or more still on accrual	$4,997	$2,145
Non-accrual loans	10,420	10,524

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Single maturity advances with fixed rates from 4.15% to 6.38% maturing from 2009 through 2012, averaging 4.74%	$76,595	$76,595
Single maturity advances with variable rates from 2.72% to 3.83% maturing from 2009 through 2010, averaging 3.27%	50,000	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2008 through 2035, averaging 3.76%	17,247	20,172

Total	$143,842	$121,767

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At September 30, 2008, the Bank had unused borrowing capacity of $67.5 million with the FHLB.

Note 6 – Fair Values Measurement

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset and was effective for us during the first quarter of 2008. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We have included the disclosures required by SFAS No. 157 in this document. In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

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

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. Impaired loans are evaluated quarterly for additional impairment.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
		(in thousands)
Description	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$109,799	$1,698	$108,101	$—

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
		(in thousands)
Description	September 30, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,059	$—	$—	$5,059

Impaired loans had a carrying amount of $5.9 million, with a valuation allowance of $813,000, resulting in an additional provision for loan losses of $490,000 for the first nine months of 2008.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Loans, net	$73,420
Goodwill	5,986
Core deposit intangibles	631
Other assets	1,033

Total assets acquired	81,070

Deposits	(75,657)
Other liabilities	(198)

Total liabilities assumed	(75,855)

Net assets acquired	$5,215

Note 8 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic
Net income	$4,100	$3,299	$11,670	$10,589

Weighted average common shares outstanding	7,826,715	7,586,167	7,830,867	7,585,063

Basic earnings per common share	$0.52	$0.44	$1.49	$1.40

Diluted
Net income	$4,100	$3,299	$11,670	$10,589

Weighted average common shares outstanding	7,826,715	7,586,167	7,830,867	7,585,063
Add: dilutive effects of assumed exercises of stock options and unvested shares	1,523	—	494	22

Average shares and potential common shares	7,828,238	7,586,167	7,831,361	7,585,085

Diluted earnings per common share	$0.52	$0.44	$1.49	$1.40

Unvested shares of common stock of 66,422 for 2008 and 42,855 for 2007; and stock options for 270,095 shares of common stock for 2008 and 287,570 shares of common stock for 2007, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Note 9 – Total Comprehensive Income

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(432)	$820	$(1,921)	$(408)
Less: Reclassification adjustment for gains (losses) realized in income	(101)	42	(146)	104

Net unrealized gains (losses)	(331)	778	(1,775)	(512)
Tax effect	116	(272)	621	179

Net-of-tax effect	$(215)	$506	$(1,154)	$(333)

Note 10 – Sale of Branch

On July 18, 2008, we entered into a definitive agreement to sell our branch located in Burkesville, Kentucky to First & Farmers National Bank of Somerset, Kentucky. The sale price is for $800,000 and will be paid in cash. We expect to recognize a gain on the sale of approximately $400,000. The Burkesville branch has deposits of approximately $13 million and loans of approximately $3 million at September 30, 2008. The sale is expected to be completed in the fourth quarter of 2008.

Note 11 – Subsequent Events

On October 23, 2008, the board approved a stock dividend of 5% payable on November 10, 2008 to shareholders of record as of November 3, 2008. Share and per share data have not been restated to reflect this stock dividend as the date of record is subsequent to the filing date of this document.

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

For the three and nine months ended September 30, 2008, respectively, the Company reported net income of $4.1 million and $11.7 million. This compares with net income of $3.3 million and $10.6 million, respectively, for the same periods of 2007. Basic and diluted earnings per share were $0.52 and $1.49 for the three and nine months ended September 30, 2008, respectively, compared with $0.44 and $1.40 for the same periods of 2007.

Significant developments during the quarter and nine months ended September 30, 2008 consist of the following:

•

Net income increased 24.3% to $4.1 million for the three months ended September 30, 2008, compared with the same quarter of 2007. Earnings per diluted share increased 18.2% to $0.52 for the three months ended September 30, 2008, compared to the third quarter of 2007.

•	Net interest income increased 15.8% to $12.4 million for the three months ended September 30, 2008, compared with the same quarter of 2007.

•	Loans grew 24.9% to $1.3 billion compared with $1.1 billion at September 30, 2007 and 10.2% compared to $1.2 billion at December 31, 2007.

•

Deposits increased 21.5% to $1.3 billion compared with $1.05 billion at September 30, 2007 and 9.0% compared to $1.2 billion at December 31, 2007. Core customer non-interest bearing deposit accounts increased 23.3% to $87.6 million from $71 million at both September 30, 2007 and December 31, 2007.

•

Total assets increased 27.2% to $1.6 billion since the third quarter of 2007 and 9.6% compared to $1.5 billion at December 31, 2007, fueled by strong loan growth and the acquisitions of Kentucky Trust Bank and Paramount Bank.

•	Efficiency ratio improved on a linked quarter basis to 47.5% for the three months ended September 30, 2008, compared to 50.7% for the three months ended June 30, 2008.

•	Net interest margin improved four basis points on a linked quarter basis to 3.33% in the third quarter of 2008.

•

Capital was strengthened with the sale of a $9 million subordinated capital note by our bank subsidiary, PBI Bank, on July 1, 2008. The capital note, which qualifies as Tier 2 capital, will provide funding for continued asset growth and maintain the bank’s strong capital position without being dilutive to common shareholders of Porter Bancorp.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2008, compared with the same period of 2007:

	For the Three Months Ended September 30,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$25,106	$23,851	$1,255	5.3%
Gross interest expense	12,673	13,115	(442)	(3.4)
Net interest income	12,433	10,736	1,697	15.8
Provision for credit losses	1,250	1,500	(250)	(16.7)
Non-interest income	1,725	1,313	412	31.4
Non-interest expense	6,769	5,536	1,233	22.3
Net income before taxes	6,139	5,013	1,126	22.5
Income tax expense	2,039	1,714	325	19.0
Net income	4,100	3,299	801	24.3

Net income of $4,100,000 for the three months ended September 30, 2008 increased $801,000, or 24.3%, from $3,299,000 for the comparable period of 2007. This increase in earnings was primarily attributable to increased net interest income, but was offset by increased non-interest expense. The increase in net interest income was attributable to growth in our loan portfolio, but was partially offset by the reduction in net interest margin. Non-interest expense increased due to costs related to the acquisition of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to growth in deposits and amendments to the FDIC’s risk-based deposit premium assessment system made by the FDIC Reform Act of 2005 that took effect in 2007.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2008, compared with the same period of 2007:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$75,821	$65,840	$9,981	15.2%
Gross interest expense	40,073	35,240	4,833	13.7
Net interest income	35,748	30,600	5,148	16.8
Provision for credit losses	2,650	2,825	(175)	(6.2)
Non-interest income	5,331	3,790	1,541	40.7
Non-interest expense	20,933	15,596	5,337	34.2
Net income before taxes	17,496	15,969	1,527	9.6
Income tax expense	5,826	5,380	446	8.3
Net income	11,670	10,589	1,081	10.2

Net income of $11,670,000 for the nine months ended September 30, 2008 increased $1,081,000, or 10.2%, from $10,589,000 for the comparable period of 2007. This increase in earnings was primarily attributable to increased net interest income, but was offset by increased non-interest expense. The increase in net interest income was attributable to growth in our loan portfolio, but was partially offset by the reduction in net interest margin. Non-interest expense increased due to costs related to the acquisition of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to growth in deposits and amendments to the FDIC’s risk-based deposit premium assessment system made by the FDIC Reform Act of 2005 that took effect in 2007.

Net Interest Income – Our net interest income was $12,433,000 for the three months ended September 30, 2008, an increase of $1,697,000, or 15.8%, compared with $10,736,000 for the same period in 2007. Net interest spread and margin were 2.98% and 3.33%, respectively, for the third quarter of 2008, compared with 3.03% and 3.60%, respectively, for the third quarter of 2007. Net interest income was $35,748,000 for the nine months ended September 30, 2008, an increase of $5,148,000, or 16.8%, compared with $30,600,000 for the same period of 2007. Net interest spread and margin were 2.88% and 3.28%, respectively, for the first nine months of 2008, compared with 3.13% and 3.73%, respectively, for the first nine months of 2007. Our spread and margin were adversely impacted as the Federal Reserve decreased rates resulting in a 275 basis point decline in the prime rate during the 12 months following September 30, 2007. However, net interest margin improved four basis points to 3.33% in the third quarter of 2008, compared with 3.29% in the second quarter of 2008 due primarily to lower funding costs. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. We expect a slight decline in our net interest margin in the fourth quarter of this year based on the 50 basis point rate reduction by the Federal Reserve on October 8, 2008. If interest rates remain stable, we expect continued margin expansion in 2009 based upon our expectation of continued downward liability repricing with limited repricing of assets.

Our yield on earning assets decreased to 6.70% for the third quarter of 2008 compared to 7.96% for the third quarter of 2007. Our cost of funds also decreased to 3.72% for the third quarter of 2008 compared to 4.93% for the third quarter of 2007. Our yield on earning assets declined 15 basis points from 6.85% during the second quarter of 2008 and our cost of funds decreased 22 basis points from 3.94%. Interest rate cuts made by the Federal Reserve over the last year adversely affected our margin as we are asset sensitive. However, liabilities continued to reprice during the third quarter, which lowered our cost of funds to a greater extent than the downward repricing of assets.

Our average interest-earning assets were $1.5 billion for the nine months ended September 30, 2008, compared with $1.1 billion for the nine months ended September 30, 2007, a 32.7% increase primarily attributable to loan growth. Average loans were $1.3 billion for the nine months ended September 30, 2008, compared with $963 million for the nine months ended September 30, 2007, a 36.7% increase. Our total interest income increased by 15.2% to $75.8 million for the nine months ended September 30, 2008, compared with $65.8 million for the same period in 2007. The change was due to growth in our loan portfolio and the Kentucky Trust Bank and Paramount Bank acquisitions.

Our average interest-bearing liabilities also increased, by 36.4%, to $1.3 billion for the nine months ended September 30, 2008, compared with $971.6 million for the nine months ended September 30, 2007. Our total interest expense increased by 13.7% to $40.1 million for the nine months ended September 30, 2008, compared with $35.2 million during the same period in 2007, due primarily to an increase in the volume of certificates of deposit. Our average volume of certificates of deposit increased by 30.1% to $927.7 million for the nine months ended September 30, 2008, compared with $713.2 million for the nine months ended September 30, 2007. The average interest rate paid on certificates of deposits decreased to 4.44% for the nine months ended September 30, 2008, compared with 5.09% for the nine months ended September 30, 2007. The decrease in cost of funds was the result of the continued repricing of certificates of deposit at maturity at lower interest rates. The certificate of deposit volume increase reflected organic growth as well as the acquisitions of Kentucky Trust Bank and Paramount Bank.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending September 30, 2008 and 2007, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,351,897	$23,478	6.91%	$1,039,355	$21,941	8.38%
Securities
Taxable	90,493	1,144	5.03	81,373	1,008	4.91
Tax-exempt (3)	21,306	216	6.20	16,476	170	6.30
FHLB stock	9,941	134	5.36	8,978	147	6.50
Other equity securities	3,045	29	3.79	4,141	46	4.41
Federal funds sold and other	21,679	105	1.93	42,904	539	4.98

Total interest-earning assets	1,498,361	25,106	6.70%	1,193,227	23,851	7.96%

Less: Allowance for loan losses	(18,280)			(13,762)
Non-interest earning assets	102,620			67,684

Total assets	$1,582,701			$1,247,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$954,819	$9,703	4.04%	$771,297	$10,029	5.16%
NOW and money market deposits	172,788	860	1.98	162,026	1,631	3.99
Savings accounts	35,157	107	1.21	25,153	98	1.55
Federal funds purchased and repurchase agreements	12,777	129	4.02	5,662	59	4.13
FHLB advances	144,442	1,421	3.91	67,149	810	4.79
Junior subordinated debentures	34,000	453	5.30	25,000	488	7.74

Total interest-bearing liabilities	1,353,983	12,673	3.72%	1,056,287	13,115	4.93%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	93,014			69,591
Other liabilities	7,624			7,921

Total liabilities	1,454,621			1,133,799
Stockholders’ equity	128,080			113,350

Total liabilities and stockholders’ equity	$1,582,701			$1,247,149

Net interest income		$12,433			$10,736

Net interest spread			2.98%			3.03%

Net interest margin			3.33%			3.60%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending September 30, 2008 and 2007, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,316,367	$70,655	7.17%	$962,822	$60,498	8.40%
Securities
Taxable	95,433	3,622	5.07	81,688	3,002	4.91
Tax-exempt (3)	19,949	606	6.24	16,364	507	6.37
FHLB stock	9,810	393	5.35	8,978	434	6.46
Other equity securities	3,852	95	3.29	3,753	121	4.31
Federal funds sold and other	24,100	450	2.49	33,899	1,278	5.04

Total interest-earning assets	1,469,511	75,821	6.92%	1,107,504	65,840	7.98%

Less: Allowance for loan losses	(17,861)			(13,394)
Non-interest earning assets	101,651			65,144

Total assets	$1,553,301			$1,159,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$927,659	$30,809	4.44%	$713,241	$27,161	5.09%
NOW and money market deposits	183,890	3,118	2.26	141,831	4,015	3.78
Savings accounts	34,031	336	1.32	24,744	265	1.43
Federal funds purchased and repurchase agreements	14,741	436	3.95	2,801	74	3.53
FHLB advances	137,182	4,178	4.07	63,954	2,292	4.79
Junior subordinated debentures	28,022	1,196	5.70	25,000	1,433	7.66

Total interest-bearing liabilities	1,325,525	40,073	4.04%	971,571	35,240	4.85%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	94,175			68,499
Other liabilities	7,489			7,087

Total liabilities	1,427,189			1,047,157
Stockholders’ equity	126,112			112,097

Total liabilities and stockholders’ equity	$1,553,301			$1,159,254

Net interest income		$35,748			$30,600

Net interest spread			2.88%			3.13%

Net interest margin			3.28%			3.73%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2008 vs. 2007			Nine Months Ended September 30, 2008 vs. 2007
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(4,325)	$5,862	$1,537	$(9,739)	$19,896	$10,157
Securities	12	170	182	86	633	719
FHLB stock	(28)	15	(13)	(79)	38	(41)
Other equity securities	(10)	(7)	(17)	(29)	3	(26)
Federal funds sold and other	(240)	(194)	(434)	(210)	(618)	(828)

Total increase in interest income	(4,591)	5,846	1,255	(9,971)	19,952	9,981

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(2,440)	2,114	(326)	(3,785)	7,433	3,648
NOW and money market accounts	(873)	102	(771)	(1,885)	988	(897)
Savings accounts	(24)	33	9	(19)	90	71
Federal funds purchased and repurchased agreements	(2)	72	70	10	352	362
FHLB advances	(173)	784	611	(390)	2,276	1,886
Junior subordinated debentures	(181)	146	(35)	(449)	212	(237)

Total increase in interest expense	(3,693)	3,251	(442)	(6,518)	11,351	4,833

Increase (decrease) in net interest income	$(898)	$2,595	$1,697	$(3,453)	$8,601	$5,148

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Service charges on deposit accounts	$876	$669	$2,607	$1,852
Income from fiduciary activities	261	—	845	—
Secondary market brokerage fees	92	67	306	232
Title insurance commissions	50	37	144	149
(Losses) gains on sales of investment securities, net	(101)	42	(146)	104
Other	547	498	1,575	1,453

Total non-interest income	$1,725	$1,313	$5,331	$3,790

Non-interest income for the third quarter ended September 30, 2008 increased $412,000, or 31.4%, compared with the third quarter of 2007. For the nine months ended September 30, 2008 non-interest income increased by $1.5 million to $5.3 million compared with $3.8 million for same period of 2007. The increase in non-interest income for both the third quarter and nine months ended September 30, 2008 was primarily due to higher service charges on deposit accounts and income from fiduciary activities from the trust operation acquired in the Kentucky Trust Bank transaction. Income from fiduciary activities added $261,000 and $845,000 to non-interest income in the third quarter and first nine months of 2008, respectively. This was partially offset by a $101,000 net loss on the sale of securities in the third quarter of 2008 compared with a net gain of $42,000 in the same quarter of 2007 and a $146,000 net loss on the sale of securities for the first nine months of the current year compared with a net gain of $104,000 for the first nine months of 2007.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Salary and employee benefits	$3,666	$3,115	$11,382	$9,051
Occupancy and equipment	882	673	2,699	1,837
State franchise tax	435	326	1,305	976
FDIC insurance	284	76	747	127
Professional fees	177	149	595	485
Postage and delivery	201	127	568	388
Communications	181	113	530	322
Other real estate owned expense	109	232	456	327
Office supplies	108	105	446	348
Advertising	100	140	401	393
Other	626	480	1,804	1,342

Total non-interest expense	$6,769	$5,536	$20,933	$15,596

Non-interest expense for the third quarter ended September 30, 2008 increased $1.2 million, or 22.3%, compared with the third quarter of 2007. For the nine months ended September 30, 2008, non-interest expense increased $5.3 million, or 34.2%, to $20.9 million compared with $15.6 million for the first nine months of 2007. The increase in non-interest expense was primarily attributable to costs related to the acquisitions of Kentucky Trust Bank and Paramount Bank, increased salaries and benefits for existing employees, and occupancy and equipment expense to support the addition of new offices acquired in 2007 and 2008. Expenses also increased because FDIC insurance premiums rose significantly due to growth in deposits and amendments made by the FDIC to its risk-based deposit premium assessment system taking effect in 2007. Expenses also increased for other real estate owned from $327,000 in the first nine months of 2007 to $456,000 in the first nine months of 2008 due to higher costs related to foreclosures on non-performing credits, repossessing collateral and other collection efforts. This increase in non-interest expense primarily caused our efficiency ratio to increase to 50.8% for the first nine months of 2008 compared with 45.5% for the same period of 2007.

Income Tax Expense – Income tax expense was $2.0 million, or 33.2% of pre-tax income, for the third quarter ended September 30, 2008, and $5.8 million, or 33.3% of pre-tax income for the first nine months of 2008, compared with $1.7 million, or 34.2% of pre-tax income, for the third quarter of 2007, and $5.4 million, or 33.7% of pre-tax income, for the first nine months of 2007. The decrease in effective tax rate between periods is attributable to an increase in non-taxable income from municipal securities and increased tax credits related to investments in community development partnerships.

Analysis of Financial Condition

Total assets increased $140.2 million, or 9.6%, to $1.6 billion at September 30, 2008 from $1.5 billion at December 31, 2007. This increase was primarily attributable to an increase of $122.5 million in net loans from organic growth and the acquisition of Paramount Bank.

Loans Receivable – Loans receivable increased $124.8 million, or 10.2%, during the nine months ended September 30, 2008 to $1.3 billion. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $59.9 million, or 7.1%, during the nine months and comprised 67.7% of the total loan portfolio at September 30, 2008.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio; and other than commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2008		As of December 31, 2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$449,686	33.50%	$422,405	34.69%
Construction	368,424	27.44	318,462	26.15
Residential	341,081	25.41	288,703	23.71
Home equity	32,833	2.45	25,382	2.08
Commercial	91,316	6.80	108,619	8.92
Consumer	39,318	2.93	38,061	3.13
Agriculture	16,580	1.23	14,855	1.22
Other	3,229	0.24	1,211	0.10

Total loans	$1,342,467	100.00%	$1,217,698	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$4,997	$2,145
Non-accrual loans	10,420	10,524

Total non-performing loans	15,417	12,669
Real estate acquired through foreclosure	7,521	4,309
Other repossessed assets	96	30

Total non-performing assets	$23,034	$17,008

Non-performing loans to total loans	1.15%	1.04%

Non-performing assets to total assets	1.44%	1.17%

Nonperforming loans at September 30, 2008 were $15.4 million, or 1.15% of total loans, compared with $8.4 million, or 0.78% of total loans, at September 30, 2007, and $12.7 million, or 1.04% of total loans, at December 31, 2007. The increase of $2.7 million in non-performing loans from December 31, 2007 to September 30, 2008 is primarily attributable to the effects of the economic slowdown in the real estate market. We continue to closely monitor non-performing loans.

Foreclosed properties at September 30, 2008 were $7.5 million compared with $6.9 million at September 30, 2007 and $4.3 million at December 31, 2007. The increase in foreclosed properties from year-end 2007 is attributable to the economic slowdown in the real estate market and the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve as a percentage of total loans at September 30, 2008 increased to 1.39% from 1.35% at September 30, 2007 and from 1.34% at December 31, 2007. Provision for loan losses decreased $250,000 to $1.3 million for the third quarter of 2008 compared with the third quarter of 2007 and increased $500,000 compared with the second quarter of 2008. Provision for loan losses decreased $175,000 to $2.7 million for the nine months ended September 30, 2008, compared with $2.8 million for the same nine months of 2007. The decrease in provision expense was primarily due to the moderation of loan growth in the current periods. Net loan charge-offs were very stable for the periods under review. Net charge-offs for the third quarter of 2008 were $745,000, or 0.06% of average loans, compared with $479,000, or 0.05%, for the third quarter of 2007, and $684,000, or 0.05%, for the second quarter of 2008. Net charge-offs for the nine months ended September 30, 2008, were $1.8 million, or 0.13% of average loans, compared with $1.2 million, or 0.12%, for the first nine months of 2007.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2008 and 2007 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)
Balance at beginning of period	$18,133	$13,479	$16,342	$12,832
Acquired in bank acquisition	—	—	1,420	—
Provision for loan losses	1,250	1,500	2,650	2,825
Recoveries	37	40	225	188
Charge-offs	(782)	(519)	(1,999)	(1,345)

Balance at end of period	$18,638	$14,500	$18,638	$14,500

Allowance for loan losses to period-end loans	1.39%	1.35%	1.39%	1.35%

Net charge-offs to average loans	0.06%	0.05%	0.13%	0.12%

Allowance for loan losses to non-performing loans	120.89%	173.34%	120.89%	173.34%

Liabilities – Total liabilities at September 30, 2008 were $1.5 billion compared with $1.3 billion at December 31, 2007, an increase of $134.7 million, or 10.1%. The increase was primarily attributable to an increase in deposits of $105.4 million, or 9.0%, at September 30, 2008 to $1.3 billion from $1.2 billion at December 31, 2007 primarily due to the acquisition of Paramount Bank.

Federal Home Loan Bank advances also increased $22.1 million, or 18.1%, to $143.8 million from $121.8 million at December 31, 2007. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$94,175	—	$73,183	—
Interest checking	96,414	1.86%	60,600	2.05%
Money market	87,476	2.71	97,045	4.69
Savings	34,031	1.32	25,766	1.44
Certificates of deposit	927,659	4.44	740,693	5.09

Total deposits	$1,239,755	3.69	$997,287	4.40

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2008		For the Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$602,879	4.41%	$529,114	5.04%
$100,000 or more	324,780	4.49	211,579	5.22

Total	$927,659	4.44	$740,693	5.09

The following table shows at September 30, 2008 and December 31, 2007 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of September 30, 2008	As of December 31, 2007
	(in thousands)
Three months or less	$90,361	$95,315
Three months through six months	93,977	73,012
Six months through twelve months	119,782	66,536
Over twelve months	66,453	44,871

Total	$370,573	$279,734

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2007 and the first nine months of 2008, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2008, these deposits totaled $61.5 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $46.3 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2008, the Bank had an unused borrowing capacity with the FHLB of $67.5 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $5.5 million to $127.8 million at September 30, 2008, compared with $122.3 million at December 31, 2007. The increase was due to net income earned during the first nine months of 2008 reduced by dividends declared and changes in accumulated other comprehensive loss. The Company and the Bank qualified as well capitalized under regulatory guidelines at September 30, 2008.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2008		December 31, 2007
			Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	9.55%	9.18%	10.39%	9.30%
Total risk-based capital	8.0	10.0	11.49	11.12	11.64	10.55
Tier I leverage ratio	4.0	5.0	8.11	7.78	9.07	8.11

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2008, and December 31, 2007. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 6.1% at September 30, 2008 compared with a decrease of 5.4% at December 31, 2007. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 4.7% at September 30, 2008, compared with an increase of 5.3% at December 31, 2007 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2008, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,998	10.16%
+ 100 basis points	2,306	4.69
- 100 basis points	(3,006)	(6.11)
- 200 basis points	(7,643)	(15.53)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the third quarter of 2008. As of September 30, 2008, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certificationof Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certificationof Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

October 31, 2008	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

October 31, 2008	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer