Form 10-K
period 2008-12-31
Porter Bancorp, Inc.
filed 2009-03-26
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2008, was $39,785,971 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2009, was 8,287,933.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to our ability to expand and grow our business and operations, including the establishment of additional banking offices and acquisition of additional banks, and our ability to realize the cost savings and revenue enhancements we expect from such activities; changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments; general economic or business conditions, either nationally, regionally or locally in the communities we serve, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the continued service of key management personnel; our ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and fiscal and governmental policies of the United States federal government.

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

Item 1.     Business

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the sixth largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our subsidiary PBI Bank, we operate 19 full-service banking offices in 12 counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, with a focus on commercial real estate and residential real estate lending, and an innovative on-line bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia. As of December 31, 2008, we had total assets of $1.6 billion, total net loans of $1.3 billion, total deposits of $1.3 billion and stockholders’ equity of $164 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman, and Maria L. Bouvette, our president and chief executive officer. In 2004, we began to streamline our operations by consolidating our subsidiary banks under common control into a single bank. We completed our reorganization on December 31, 2005, when we acquired the interests of other shareholders in our three partially owned subsidiary bank holding companies in exchange for shares of our common stock, cash and indebtedness. Before December 31, 2005, our company and one of our subsidiary banks were S corporations for federal income tax purposes. Following the consolidation of our four subsidiary banks and the termination of our S corporation elections on December 31, 2005, all of our taxable income became subject to federal income taxes beginning in 2006, which caused our income tax expense to increase compared to the preceding years. See “Item 6. Selected Financial Data – Unauditied Pro Forma Selected Consolidated Financial Data” for more about the consolidation. On December 31, 2005, we also renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area.

On September 21, 2006, we completed an initial public offering of 1,550,000 shares of common stock. We sold 1,250,000 newly issued shares of common stock for an aggregate purchase price of $30.0 million, and J. Chester Porter and Maria L. Bouvette, our controlling shareholders, together sold 300,000 shares of common stock for an aggregate purchase price of $7.2 million for their own accounts. We received proceeds of $26.6 million, after deducting total expenses of $3.4 million, which consisted of $2.1 million in underwriters’ discounts and commissions and $1.3 million of other expenses.

We completed the acquisition of Ohio County Bancshares, Inc., the holding company for Kentucky Trust Bank, effective October 1, 2007. At the time of the closing, Kentucky Trust Bank operated six retail banking offices in three Kentucky counties, including the Bowling Green and Owensboro markets, and had assets of approximately $120 million. The total acquisition price paid was $12 million, approximately 50% in cash and 50% in Porter Bancorp shares totaling 263,409 shares.

We completed the acquisition of Paramount Bank in Lexington, Kentucky, effective February 1, 2008. Paramount had approximately $75 million in assets and $76 million in deposits. The total acquisition price paid was approximately $5 million in cash.

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

•

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s third largest city. Daviess County had an estimated countywide population of approximately 94,000 in 2006. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

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

•

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties, which had a combined population of approximately 79,000 in 2006. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer base and core deposits that are less sensitive to market competition, which provide us a lower cost source of funds for our lending operations.

Growth Strategies

Our existing markets and the markets contiguous to our existing markets continue to provide attractive growth opportunities. Our 2008 growth strategy was focused on the following initiatives:

•	Streamline operational efficiency, including full integration of recent acquisitions.

•	Increase market share of existing franchise.

•	Opened new retail office in Bullitt County in Q2.

•	Expansion into new modern retail facility in Ohio County – now under construction.

•	Open new Technology/Operations Center and additional retail banking office in Barren County.

•	Continuing execution of successful core deposit development initiatives and non-interest income improvement strategies.

•	Carefully manage growth and capital in this uncertain economic environment.

In 2008, we substantially strengthened our capital position when PBI Bank issued a $9.0 million subordinated capital note in July, which qualified as Tier 2 capital, and we issued $35.0 million of preferred stock to the U.S. Treasury under the Capital Purchase Program on November 21, 2008

Our 2009 focus will be managed growth in our markets while being attentive to credit quality in light of the challenging economic environment. We will also continue our long-term strategy of considering merger and acquisition opportunities that may arise from time to time. Management intends to remain disciplined and focused with regard to future merger and acquisition opportunities. We will continue to assess bank acquisitions, subject to market conditions and suitable candidates, which will be accretive to earnings within the first full year of combined operations; are in markets that have high growth potential; and have strong management teams that are compatible with our culture.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage and consumer loans to small to medium-sized businesses located in our markets, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, travelers’ checks, cash management, vault services, loan and deposit sweep accounts and lock box services. Through our trust division, we offer personal trust services, employer retirement plan services and personal financial and retirement planning services.

Employees

At December 31, 2008, the Company had 276 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

Porter Bancorp. Porter Bancorp is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As such, we must file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature.” Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. We have not filed an election to become a financial holding company.

U.S. Treasury Capital Purchase Program. Pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), on November 21, 2008, Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 299,829 shares of Porter Bancorp’s common stock, at an exercise price of $17.51 per share, subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the current quarterly dividend of $0.21 per share without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards), grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued under the Warrant certain registration rights, and subjects Porter Bancorp to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2008, our ratio of total capital to total risk-weighted assets was 14.1% and our ratio of Tier 1 capital to total risk-weighted assets was 12.1%, both ratios significantly above the required amounts.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of 4.0%. As of December 31, 2008, our leverage ratio of 10.1% was significantly above the required amount.

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

Dividends. Under Federal Reserve policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not declare a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Porter Bancorp is a legal entity separate and distinct from PBI Bank. The majority of our revenue is from dividends paid to us by PBI Bank. PBI Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. PBI Bank did not pay any dividends in 2008. At year-end 2008, $33.9 million of retained earnings was available to the Bank to pay dividends in future periods.

Prior to November 21, 2011, unless Porter Bancorp has redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 21, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Porter Bancorp to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the current level of $0.21 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a shareholders’ rights plan.

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

Source of Financial Strength. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment.

PBI Bank. PBI Bank, a Kentucky chartered commercial bank, is subject to regular bank examinations and other supervision and regulation by both the FDIC and the Kentucky Department of Financial Institutions (“KDFI”). Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity which could be engaged in by a national bank operating in any state; a state bank, a thrift or savings bank operating in any other state; or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

Capital Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. As of December 31, 2008, PBI Bank’s ratio of total capital to total risk-weighted assets was 12.0% and its ratio of Tier 1 capital to total risk-weighted assets was 10.1%.

The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks, which will effectively increase the minimum leverage ratio for other banks to 4.0% or 5.0% of Tier 1 capital or more. As of December 31, 2008, PBI Bank’s leverage ratio was 8.4%. Under the FDIC’s regulations, the highest rated banks are those which have well diversified risks, including no undue interest rate risk exposure; excellent control systems; good earnings; high asset quality; high liquidity and well managed on-and-off-balance sheet activities; and which in general are considered strong banking organizations, rated in the highest rating category under the regulatory rating system for banks. The leverage ratio operates in tandem with the FDIC’s risk-based capital guidelines and places a limit on the amount of leverage a bank can undertake by requiring a minimum level of capital to total assets.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2008, PBI Bank was “well capitalized” as defined by the FDIC. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decreases, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

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

In the event an institution is required to submit a capital restoration plan, the institution’s holding company must guaranty the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Deposit Insurance Assessments. The deposits of PBI Bank are insured by the DIF of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. In addition, in the case of those institutions in the lowest risk category, the FDIC further determines its assessment rate based on certain specified financial ratios or, if applicable, its long-term debt ratings. Currently, banks pay between 5 and 43 basis points per $100 of assessable deposits, depending on the insured institution’s risk category as described above. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by 7 basis points to between 12 and 50 basis points, on an annualized basis, beginning in the first quarter of 2009. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. Under the current system, premiums are assessed quarterly. The Reform Act also provides for a one-time premium assessment credit for eligible insured depository institutions, including those institutions in existence and paying deposit insurance premiums on December 31, 1996, or certain successors to any such institution. The assessment credit is determined based on the eligible institution’s deposits at December 31, 1996 and is applied automatically to reduce the institution’s quarterly premium assessments to the maximum extent allowed, until the credit is exhausted. In addition, insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation (“FICO”) to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.

On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, PBI Bank estimates that the assessment would total approximately $2.8 million. The assessment would be payable on September 30, 2009.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Prompt Corrective Actions” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Branching. Kentucky law permits Kentucky chartered banks to establish a banking office in any county in Kentucky. A Kentucky bank may also establish a banking office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a banking office in Kentucky without the approval of the KDFI upon notice to the KDFI and any other state bank with its main office located in the county where the new banking office will be located. Branching by all other banks requires the approval of the KDFI, who must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the banking office.

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

Federal Deposit Insurance Corporation. Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. PBI Bank chose to participate in the transaction account guarantee program and chose to opt out of the debt guarantee program.

Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings and those of our subsidiaries cannot be predicted.

Recently Enacted and Future Legislation. Various laws, regulations and governmental programs affecting financial institutions and the financial industry are from time to time introduced in Congress or otherwise promulgated by regulatory agencies. Such measures may change the operating environment of Porter Bancorp and its subsidiaries in substantial and unpredictable ways. The nature and extent of future legislative, regulatory or other changes affecting financial institutions is very unpredictable at this time.

Specifically, the American Recovery and Reinvestment Act (the “ARRA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients, including Porter Bancorp, until the institution has redeemed the preferred stock, which CPP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the U.S. Treasury, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury. The ARRA also sets forth additional corporate governance obligations for CPP recipients, including requirements for the U.S. Treasury to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. CPP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance.

On February 18, 2009 the U.S. Treasury outlined the Homeowner Affordability and Stability Plan, which includes measures that could impact Porter Bancorp, including measures to (i) implement a comprehensive homeowner stability initiative that incentivizes financial institutions to reduce homeowners’ monthly mortgage payments, (ii) develop clear and consistent guidelines for loan modifications that participants will be obligated to use and (iii) authorize judicial modifications of home mortgages in personal bankruptcy cases, which modifications must be accepted by the loan servicer or lender. The foregoing programs and actions remain subject to further clarification, and full implementation, and their full impact upon Porter Bancorp remains unpredictable at this time.

We cannot predict what other legislation or economic policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation and policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid on time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials the Registrant files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report or Form 10-K free of charge upon written request to: Corporate General Counsel, Porter Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.

Item 1A.     Risk Factors

An investment in our common stock involves a number of risks. Realization of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations, cash flow and/or future prospects.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and by economic conditions generally.

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Reduced consumer spending and the absence of liquidity in the global credit markets during the current recession have depressed business activity across a wide range of industries. Unemployment has also increased significantly.

A sustained weakness or weakening in business and economic conditions generally or specifically in our markets could have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of collateral securing our loans;

•	An impairment of certain intangible assets, such as goodwill;

•	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments may adversely affect our industry, businesses and results of operations.

Over the past year, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. The loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

A large percentage of our loans are collateralized by real estate, and further disruptions in the real estate market may result in losses and adversely affect our profitability.

Approximately 89.0% of our loan portfolio as of December 31, 2008 was comprised of loans collateralized by real estate. During the second half of 2008, the declining economic conditions have caused a decrease in demand for real estate which has resulted in flat to declining real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk.

Approximately 27.5% of our loan portfolio as of December 31, 2008 consisted of real estate construction and development loans. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

This portion of our loan portfolio has been under stress for over a year and, due to weakening credit quality, we increased our loan loss provision and our total allowance for credit losses. The weakness in these portions of our loan portfolio is expected to continue well into 2009. Accordingly, it is anticipated that our non-performing asset and charge-off levels will remain elevated.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb probable incurred losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs if their judgment differs from ours, which could have a material negative impact on our operating results.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy continues to soften, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by economic downturn or a localized natural disaster. The economic downturn has had a negative impact on our financial results and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our small to medium-sized business target market may have fewer resources to weather the downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment, and money supply may also affect interest rates. If our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities in a given period as a result of decreasing interest rates, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

If we cannot obtain adequate funding, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Company to fund corporate expansion or other activities.

Our liquidity policies and limits are established by the Board of Directors, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits, the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of PBI Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including the ability to acquire additional non-core brokered deposits, additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows and our level of regulatory-qualifying capital.

We may need to raise additional capital in the future, but that capital may not be available when needed or at all.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. We cannot assure you that capital will be available to us on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

Our issuance of securities to the US Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we cannot redeem the shares by that time.

On November 21, 2008, as part of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008 (“EESA”), we sold $35 million of senior preferred stock to the U.S. Treasury. We also issued to the U.S. Treasury a warrant to purchase 299,829 shares of our common stock at $17.51 per share, subject to certain anti-dilution and other adjustments. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends and repurchase our shares. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the current quarterly level of $0.21 per common share nor repurchase any of our shares without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

Unless we are able to redeem the preferred stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% (approximately $1.75 million annually) to 9% (approximately $3.15 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital and liquidity.

The U.S. Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

Our agreement with the U.S. Treasury under which it purchased our senior preferred stock imposes restrictions on the conduct of our business, including restrictions related to our payment of dividends, repurchases of our stock and our executive compensation and corporate governance. The U.S. Treasury has the right under this agreement to unilaterally amend it to the extent required to comply with any future changes in federal statutes. The American Recovery and Reinvestment Act of 2009 (“ARRA”) amended provisions of EESA relating to compensation and governance as they affect companies that have participated in the CPP. In some cases, these amendments require action by the U.S. Treasury to implement them. These amendments could have an adverse impact on the conduct of our business, as could additional amendments in the future that impose further requirements or amend existing requirements.

Our chairman and our president and chief executive officer together have sufficient voting power to elect or remove our directors, to determine the vote on any matter that requires shareholder approval, and otherwise control our company. In exercising their voting power, they may act according to their own interests, which may be adverse to your interests.

As of December 31, 2008, J. Chester Porter and Maria L. Bouvette beneficially owned approximately 5,492,784 shares, or 66.3% of our outstanding common stock. Mr. Porter and Ms. Bouvette each have made testamentary arrangements that provide for the other to retain voting control of his or her common stock in the event of death. Accordingly, they will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of our entire board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Our competition in making loans comes principally from other commercial banks, credit unions, savings and loan associations, mortgage banking firms and consumer finance companies. In addition, competition for business in the Louisville metropolitan area has grown in recent years as changes in banking law have allowed several banks to enter the market by establishing new branches. Likewise, competition is increasing in the other growing markets we have targeted, which may adversely affect our ability to execute our plans for expansion. Moreover, our advantage from having operated a nationally recognized online banking division since 1999 may diminish, as nearly all of our competitors now offer online banking and may become more successful in attracting online business over time as they become more experienced.

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

While management continually monitors and improves our system of internal controls, data processing systems, and corporate wide processes and procedures, there can be no assurance that we will not suffer losses from operational risk in the future.

Management maintains internal operational controls and we have invested in technology to help us process large volumes of transactions. However, there can be no assurance that we will be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

We process large volumes of transactions on a daily basis and are exposed to numerous types of operation risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics, and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance and our ability to implement our growth and operating strategies.

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is describer under “Item 1 Business – Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations and policies or to maintain our capital requirements could affect our ability to pay dividends on common stock, our ability to grow through the development of new offices and our ability to make acquisitions. These limitations may prevent us from successfully implementing our growth and operating strategies.

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

Changes in banking laws could have a material adverse effect on us.

We are extensively regulated under federal and state banking laws and regulations that are intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole. In addition, the Company is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect the Company. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on the Company’s business and profitability.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

The EESA, which established the U.S. Treasury’s Troubled Asset Relief Program (“TARP”), was enacted on October 3, 2008. As part of the TARP, the U.S. Treasury created the Capital Purchase Program (“CPP”), under which the U.S. Treasury will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. There can be no assurance as to the actual impact that EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our financial condition, results of operation, liquidity or stock price.

In addition, there have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to us.

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

Markets	Square Footage	Owned/Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 645 Elm Street, Eminence	1,500	Owned
Hillview Office: 11998 Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased

South Central Kentucky
Brownsville Office: 113 East Main, Brownsville	8,500	Owned
Canmer Office: 2708 North Jackson Highway, Canmer	5,000	Owned
Greensburg Office: 202-04 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 210 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West Logan Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Northside Office: 1300 North Main Street, Beaver Dam	3,200	Owned
Wal-Mart Office: 1701 North Main Street, Beaver Dam	500	Leased

Owensboro/Davies County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Fairview Office: 1042 Fairview Avenue, Bowling Green	3,300	Leased
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned

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

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”. The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated. All per share data has been restated to reflect stock dividends.

	2008
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$18.81	$14.67	$0.21
Third Quarter	18.73	14.00	0.20
Second Quarter	17.71	14.30	0.20
First Quarter	19.03	16.30	0.20

	2007
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$20.48	$17.58	$0.20
Third Quarter	21.75	19.68	0.19
Second Quarter	22.67	21.56	0.19
First Quarter	21.90	20.62	0.19

As of December 31, 2008, we had approximately 813 shareholders, including 213 shareholders of record and approximately 600 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

As a bank holding company, our principal source of revenue is the dividends that may be declared from time to time by PBI Bank out of funds legally available for payment of dividends. Various banking laws applicable to PBI Bank limit the payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. On July 1, 2008, PBI Bank sold a $9 million subordinated capital note to Silverton Bank, N.A. The capital note provides that if PBI Bank is in default under the terms of the capital note, PBI Bank would be prohibited from paying dividends on its common stock.

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

On November 21, 2008, we sold $35 million of senior preferred stock to the U.S. Treasury pursuant to the CPP. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the current quarterly level of $0.21 per common share without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of December 31, 2008, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the fourth quarter of 2008. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 6.     Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2004 to 2008. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.” Since 2004, we have combined several banks and bank holding companies in which we or our principal shareholders have held a controlling interest. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of this reorganization, which was completed effective December 31, 2005. Under U.S. generally accepted accounting principles (“GAAP”), entities that are more than 50% owned by another person or entity are generally consolidated for financial reporting purposes. Accordingly, for all periods presented, all of the assets and liabilities of our former subsidiaries, regardless of our previous percentage of ownership in these entities, are included in our consolidated balance sheet. Our consolidated net income, however, includes our subsidiaries’ net income only to the extent of our previous ownership percentage. In addition, financial data as of dates before and for periods ended through December 31, 2005 have been derived from both S corporations and C corporations within our consolidated group. Beginning on December 31, 2005, and for all subsequent periods, our financial data will reflect that our consolidated group consists entirely of C corporations.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2008	2007	2006	2005	2004
Income Statement Data:
Interest income	$100,107	$91,800	$72,863	$62,054	$49,947
Interest expense	52,881	49,404	35,622	25,665	19,698

Net interest income	47,226	42,396	37,241	36,389	30,249
Provision for loan losses	5,400	4,025	1,405	3,645	2,533
Non-interest income	6,868	5,556	5,196	5,433	4,553
Non-interest expense	27,757	22,474	19,785	20,047	17,725

Income before minority interest and taxes	20,937	21,453	21,247	18,130	14,544
Minority interest in net income of consolidated subsidiaries	—	—	—	1,314	898

Income before income taxes	20,937	21,453	21,247	16,816	13,646
Income tax expense	6,927	7,224	6,908	2,201	2,759

Net income	14,010	14,229	14,339	14,615	10,887
Less:
Dividends on preferred stock	194	—	—	—	—
Accretion on preferred stock	20	—	—	—	—

Net income available to common	$13,796	$14,229	$14,339	$14,615	$10,887

Common Share Data (1):
Basic and diluted earnings per common share	$1.68	$1.77	$2.05	$2.37	$1.77
Cash dividends declared per common share	0.81	0.77	0.76	1.60	1.08
Book value per common share	15.59	14.78	13.53	10.81	10.74
Tangible book value per common share	12.33	12.18	11.86	8.88	9.95
Balance Sheet Data (at period end):
Total assets	$1,647,857	$1,456,020	$1,051,006	$991,481	$887,201
Debt obligations:
FHLB advances	142,776	121,767	47,562	63,563	50,961
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	9,000	—	—	—	—
Notes payable	—	—	—	9,600	100
Average Balance Data:
Average assets	$1,572,599	$1,221,649	$995,018	$942,733	$829,204
Average loans	1,324,658	1,019,628	814,202	776,207	684,458
Average deposits	1,250,614	997,287	810,419	771,677	669,936
Average FHLB advances	138,954	69,276	57,847	54,342	53,939

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2008	2007	2006	2005	2004
Average junior subordinated debentures	25,000	25,000	25,000	25,000	22,200
Average subordinated capital note	4,525	—	—	—	—
Average notes payable	—	14	7,329	100	100
Average stockholders’ equity	131,706	114,797	83,428	68,922	64,116
Selected Performance Ratios:
Return on average assets	0.89%	1.16%	1.44%	1.55%	1.31%
Return on average equity	10.64	12.39	17.19	21.21	16.98
Efficiency ratio (2)	50.74	46.97	46.68	47.96	51.07
Net interest spread	2.79	3.11	3.50	3.67	3.50
Net interest margin (fully tax equivalent)	3.20	3.67	3.97	4.06	3.84
Asset Quality Ratios:
Non-performing loans	$21,323	$12,669	$8,940	$7,014	$5,608
Allowance for loan losses to non-performing loans	92.16%	128.99%	143.53%	173.90%	182.97%
Allowance for loan losses to total loans	1.46	1.34	1.50	1.54	1.40
Non-performing loans to total loans	1.58	1.04	1.05	0.89	0.76
Capital Ratios:
Tier 1 risk-based capital ratio	12.13%	10.39%	14.32%	10.64%	12.91%
Total risk-based capital ratio	14.05	11.64	15.57	12.01	14.23
Leverage ratio	10.10	9.07	11.86	8.62	10.73

(1)	Common share data has been adjusted to reflect a 5% stock dividend effective November 10, 2008 and a stock split effective December 7, 2005.

(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income excluding gains (losses) on sales of securities.

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

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2008	2007	2006	2005
Net Income Available to Common:
As reported	$13,796	$14,229	$14,339	$14,615
Adjustments
Add-back of minority interests (1)	—	—	—	1,314
Additional taxes (2)	—	—	—	(3,963)
Acquisition funding (3)	—	—	—	(587)

Adjusted net income	$13,796	$14,229	$14,339	$11,379

Period End Shares Outstanding:
As reported and adjusted for stock dividend and split	8,287,933	8,275,266	8,003,569	6,161,635
Shares issued in reorganization adjusted for stock dividend	—	—	—	487,434

Adjusted shares outstanding	8,287,933	8,275,266	8,003,569	6,649,069

Balance Sheet Data:
Stockholders’ equity
As reported	$164,213	$122,289	$108,346	$71,876
Adjustment for effect of net income adjustments	—	—	—	(3,236)

Adjusted stockholders’ equity	$164,213	$122,289	$108,346	$68,640

Total Assets
As reported	$1,647,857	$1,456,020	$1,051,006	$991,481
Adjustment for cash-out in reorganization	—	—	—	(5,313)

Adjusted total assets	$1,647,857	$1,456,020	$1,051,006	$986,168

Common Share Data:
Basic and diluted earnings per common share (4)	$1.68	1.77	2.05	1.71
Book value per common share	15.59	14.78	13.53	10.32
Tangible book value per common share	12.33	12.18	11.86	8.39
Selected Performance Ratios (5):
Return on average equity	10.64%	12.39%	17.19%	16.57%
Return on average assets	0.89	1.16	1.44	1.21

(1)	This adjustment reflects the minority interests purchased in our reorganization. The minority interests were reported on an after-tax, C corporation basis.

(2)	This adjustment represents a tax rate of 34% applied to reported pre-tax income less reported income tax expense to reflect the conversion from Subchapter S corporation to C corporation status.

(3)	Acquisition funding includes $9,500,000 in senior notes at an annual 6% interest rate and $5,313,000 in cash at an assumed annual 6% interest rate; net of tax at a 34% tax rate.

(4)	The 68,991, 43,502 and 42,000 shares of unvested restricted stock granted under our 2006 stock incentive plan that were outstanding as of December 31, 2008, December 31, 2007 and December 31, 2006, respectively, have not been included in computing earnings per share because they are unvested and anti-dilutive. Pro forma earnings per share for 2008, 2007, 2006, and 2005, were computed based on weighted-average shares outstanding of 8,222,257, 8,033,975, 7,012,254, and 6,649,069, respectively.

(5)	Average asset and average equity calculations utilize two-point period averages that reflect the adjustments for the reorganization and the conversion from subchapter S corporation to C corporation status. Ratios for the year ended December 31, 2008, 2007 and 2006 are actual results.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 19 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years. The Bank is both a traditional community bank with a wide range of commercial and personal banking products and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

In 2005, we completed a reorganization in which we acquired the minority interests of our three partially owned bank holding companies and consolidated our five subsidiary banks under the common control of our founders into a single bank. In the reorganization, we terminated the elections by our company and our banking subsidiary to be subchapter S corporations for federal income tax purposes. As a subchapter S corporation with two shareholders, we historically paid a substantial portion of our net income as dividends to fund the tax liability our shareholders owed on our income and to provide a return on their investment. Dividends paid in 2005, our last year as a subchapter S corporation, represented 69.4% of our net income. As a C corporation, we now pay federal and state income taxes directly, but our shareholders no longer have to pay taxes on their share of our income, and we have adjusted our dividend policy accordingly. The dividends we have paid in 2006, 2007 and 2008 and may pay in the future are subject to our future earnings, capital requirements, financial condition, future prospects and other factors our board of directors deems relevant.

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

On February 1, 2008, we completed the acquisition of Paramount Bank in Lexington, Kentucky, in a $5 million all cash transaction. We acquired $75 million in assets and $76 million in deposits and recorded goodwill of $6.0 million and $631,000 in core deposit intangibles. This acquisition established our physical presence in Lexington, Kentucky, Fayette County, the second largest market in the state.

We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 67.9% of our total loan portfolio as of December 31, 2008, and 69.8% as of December 31, 2007, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

Overview of 2008

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2008, we reported net income of $14.0 million compared to net income of $14.2 million for the year ended December 31, 2007. Basic and diluted earnings per common share were $1.68 for the year ended December 31, 2008, compared to $1.77 for 2007.

Significant developments for the year ended December 31, 2008 were:

•	Loans grew 10.9% to $1.4 billion compared to $1.2 billion at December 31, 2007.

•	Total assets increased 13.2% to $1.6 billion since the 2007 year-end, fueled by organic loan growth and the acquisition of Paramount Bank.

•	Deposits grew 10.5% to $1.3 billion compared with $1.2 billion at December 31, 2007.

•	Our efficiency continues to outperform our peers at 50.7% for 2008 compared with 47.0% for 2007.

•

Net interest margin declined to 3.20% for 2008 compared to 3.67% for 2007 as our rates earned on loans declined faster than rates we paid on deposits. This is a result of the Federal Reserve’s actions to reduce short-term interest rates during 2008.

•

Provision for loan losses increased $1.4 million, or 32%, in comparison to 2007 as the result of loan growth, an increase in non-performing loans, and increased net loan charge-offs of $3.5 million, or 0.27% of average loans for 2008, compared with $2.1 million, or 0.21% of average loans for 2007.

•

Securities in our investment portfolio are evaluated for other than temporary impairment in accordance with generally accepted accounting principals. During the fourth quarter, we recorded a $471,000 write-down on certain securities with an original cost of $832,000.

•

We completed the acquisition of Paramount Bank in Lexington, Kentucky in a $5 million all cash transaction on February 1, 2008. The acquisition added approximately $75 million in assets and $76 million in deposits, of which approximately $15 million are core demand deposits. This acquisition established our physical presence in Lexington, Fayette County, the second largest market in Kentucky.

•

We completed the sale of our Burkesville branch in November 2008. The transaction allowed us to exit a market not contiguous to our geographical footprint and resulted in a gain of approximately $410,000.

•

We repurchased 17,371 common shares of our common stock at an aggregate price of $300,518 under our $3 million stock repurchase plan in the first quarter 2008. The Company has approximately $2.5 million remaining under the original $3 million authorized by the Board of Directors to purchase additional shares of common stock.

•

Capital was strengthened with the sale of a $9 million subordinated capital note by our bank subsidiary, PBI Bank, on July 1, 2008. The capital note, which qualifies as Tier 2 capital, will provide funding for continued loan growth and maintain the bank’s strong capital position without being dilutive to common shareholders of Porter Bancorp.

•

Capital was further strengthened with the sale of $35 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program on November 21, 2008. The senior preferred shares pay a cumulative annual dividend rate of 5% for the first five years then will reset to a dividend rate of 9% after five years.

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

Allowance for Loan Losses – PBI Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio, and the senior loan committee evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions. While we evaluate the allowance for loan losses, in part, based on historical losses within each loan category, estimates for losses within the commercial real estate portfolio depend more on credit analysis and recent payment performance. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. The methodology for allocating the allowance for loan and lease losses takes into account our increase in commercial and consumer lending. We increase the amount of the allowance allocated to commercial loans and consumer loans in response to the growth of the commercial and consumer loan portfolios and management’s recognition of the higher risks and loan losses in these lending areas. We develop allowance estimates based on actual loss experience adjusted for current economic conditions. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses, which could adversely affect our results.

Goodwill and Intangible Assets – We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the annual goodwill impairment test as of December 31, 2008, management does not believe any of the goodwill is impaired as of that date. While management believes no impairment existed at December 31, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and financial condition or future results of operations.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2008 compared with 2007:

	For the Years Ended December 31,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$100,107	$91,800	$8,307	9.0%
Gross interest expense	52,881	49,404	3,477	7.0
Net interest income	47,226	42,396	4,830	11.4
Provision for credit losses	5,400	4,025	1,375	34.2
Non-interest income	7,475	5,449	2,026	37.2

	For the Years Ended December 31,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gains (losses) on sale of securities, net	(136)	107	(243)	(227.1)
Other than temporary impairment on securities	(471)	—	(471)	(100.0)
Non-interest expense	27,757	22,474	5,283	23.5
Net income before taxes	20,937	21,453	(516)	(2.4)
Income tax expense	6,927	7,224	(297)	(4.1)
Net income	14,010	14,229	(219)	(1.5)

Net income of $14.0 million for the year ended December 31, 2008 decreased $219,000, or 1.5%, from $14.2 million for 2007. This decrease in earnings was primarily attributable to increased provision for loan losses expense. Provision for loan losses expense increased $1.4 million, or 34.2%, in comparison to 2007 as a result of our loan growth, an increase in non-performing loans, and increased net loan charge-offs of $3.5 million, or 0.27% of average loans for 2008, compared with $2.1 million, or 0.21% of average loans for 2007. Non-interest income increased $2.0 million, or 37.2%, in comparison to 2007 primarily as a result of increased service charges on deposit accounts, income from fiduciary activities originating from the trust operation acquired with Kentucky Trust Bank, and the gain on sale of our Burkesville branch. These increases were partially offset by reduced gains on sales of investment securities and other than temporary impairment write-downs on investment securities. Non-interest expense increased $5.3 million, or 23.5%, in comparison to 2007 as a result of increased salary and benefits expense and an increase in occupancy and equipment expense primarily related to the Kentucky Trust Bank acquisition. In addition, FDIC insurance premiums rose significantly due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment systems.

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

Net Interest Income – Our net interest income was $47.2 million for the year ended December 31, 2008, an increase of $4.8 million, or 11.4%, compared with $42.4 million for the same period in 2007. Net interest spread and margin were 2.79% and 3.20%, respectively, for 2008, compared with 3.11% and 3.67%, respectively, for 2007. The increase in net interest income was primarily the result of higher loan volume, but was partially offset by the reduction in net interest margin due to short-term pressure from the Federal Reserve’s actions to reduce short-term interest rates during 2008. The increase of $305.0 million in average loans for 2008, compared to the same period in 2007, was due to the acquisitions of Kentucky Trust Bank and Paramount Bank, and organic growth in our loan portfolio.

Our average interest-earning assets were $1.5 billion for 2008, compared with $1.2 billion for 2007, a 28.1% increase primarily attributable to loan growth and the Kentucky Trust Bank and Paramount Bank acquisitions. Average loans were $1.3 billion for 2008, compared with $1.0 billion for 2007, a 30% increase. Our total interest income increased 9.0% to $100.1 million for 2008, compared with $91.8 million for 2007. The change was due primarily to higher loan volume.

Our average interest-bearing liabilities also increased by 30.6% to $1.3 billion for 2008, compared with $1.0 billion for 2007. Our total interest expense increased by 7.0% to $52.9 million for 2008, compared with $49.4 million during 2007, due primarily to increases in the volume of certificates of deposit and FHLB advances. Our average volume of certificates of deposit increased 27.8% to $946.5 million for 2008, compared with $740.7 million for 2007. The average interest rate paid on certificates of deposits decreased to 4.31% for 2008, compared with 5.09% for 2007. Our average volume of FHLB advances increased 100.6% to $139.0 million for 2008, compared with $69.3 million for 2007. The average interest rate paid on FHLB advances decreased to 4.02% for 2008, compared with 4.71% for 2007. The decrease in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at lower interest rates, and decreased rates on FHLB advances.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$1,164,892	$81,125	6.96%	$892,104	$73,667	8.26%
Commercial	102,726	7,238	7.05	80,795	6,727	8.33
Consumer	38,786	3,637	9.38	31,453	2,969	9.44
Agriculture	15,555	1,181	7.59	14,187	1,262	8.90
Other	2,699	36	1.33	1,089	56	5.14
U.S. Treasury and agencies	11,000	482	4.38	21,529	927	4.31
Mortgage-backed securities	76,227	3,828	5.02	59,507	3,016	5.07
State and political subdivision securities (3)	20,272	818	6.21	16,578	684	6.35
State and political subdivision securities	2,455	133	5.42	2,458	133	5.41
Corporate bonds	6,499	382	5.88	2,259	143	6.33
FHLB stock	9,876	518	5.25	9,155	604	6.60
Other debt securities	704	46	6.53	217	23	10.60
Other equity securities	3,474	112	3.22	3,911	163	4.17
Federal funds sold	21,138	405	1.92	26,575	1,331	5.01
Interest-bearing deposits in other financial institutions	14,853	166	1.12	2,031	95	4.68

Total interest-earning assets	1,491,156	100,107	6.74%	1,163,848	91,800	7.92%
Less: Allowance for loan losses	(18,087)			(14,130)
Non-interest-earning assets	99,530			71,931

Total assets	$1,572,599			$1,221,649

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$946,477	$40,811	4.31%	$740,693	$37,711	5.09%
NOW and money market deposits	176,812	3,822	2.16	157,645	5,800	3.68
Savings accounts	33,969	440	1.30	25,766	371	1.44
Federal funds purchased and repurchase agreements	14,045	555	3.95	7,858	337	4.29
FHLB advances	138,954	5,589	4.02	69,276	3,260	4.71
Junior subordinated debentures	29,525	1,664	5.64	25,000	1,924	7.70
Other borrowing	—	—	—	14	1	7.14

Total interest-bearing liabilities	1,339,782	52,881	3.95%	1,026,252	49,404	4.81%
Non-interest-bearing liabilities
Non-interest-bearing deposits	93,356			73,183
Other liabilities	7,755			7,417

Total liabilities	1,440,893			1,106,852

	For the Years Ended December 31,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
Stockholders’ equity	131,706			114,797

Total liabilities and stockholders’ equity	$1,572,599			$1,221,649

Net interest income		$47,226			$42,396

Net interest spread			2.79%			3.11%

Net interest margin			3.20%			3.67%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.30%			113.41%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

(2)	Calculations include non-accruing loans in average loan amounts outstanding.

(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$892,104	$73,667	8.26%	$715,074	$58,359	8.16%
Commercial	80,795	6,727	8.33	55,047	4,483	8.14
Consumer	31,453	2,969	9.44	29,955	2,743	9.16
Agriculture	14,187	1,262	8.90	12,878	1,142	8.87
Other	1,089	56	5.14	1,248	59	4.73
U.S. Treasury and agencies	21,529	927	4.31	19,630	746	3.80
Mortgage-backed securities	59,507	3,016	5.07	56,197	2,606	4.64
State and political subdivision securities (3)	16,578	684	6.35	16,789	703	6.44
State and political subdivision securities	2,458	133	5.41	836	46	5.50
Corporate bonds	2,259	143	6.33	2,374	155	6.53
FHLB stock	9,155	604	6.60	8,661	504	5.82
Other debt securities	217	23	10.60	—	—	—
Other equity securities	3,911	163	4.17	3,442	155	4.50
Federal funds sold	26,575	1,331	5.01	18,629	887	4.76
Interest-bearing deposits in other financial institutions	2,031	95	4.68	5,568	275	4.94

Total interest-earning assets	1,163,848	91,800	7.92%	946,328	72,863	7.74%
Less: Allowance for loan losses	(14,130)			(12,695)
Non-interest-earning assets	71,931			61,385

Total assets	$1,221,649			$995,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$740,693	$37,711	5.09%	$634,919	$27,940	4.40%
NOW and money market deposits	157,645	5,800	3.68	87,267	2,060	2.36
Savings accounts	25,766	371	1.44	23,455	211	0.90
Federal funds purchased and repurchase agreements	7,858	337	4.29	3,816	153	4.01
FHLB advances	69,276	3,260	4.71	57,847	2,710	4.68
Junior subordinated debentures	25,000	1,924	7.70	25,000	2,117	8.47
Other borrowing	14	1	7.14	7,329	431	5.88

Total interest-bearing liabilities	1,026,252	49,404	4.81%	839,633	35,622	4.24%
Non-interest-bearing liabilities
Non-interest-bearing deposits	73,183			64,778
Other liabilities	7,417			7,179

Total liabilities	1,106,852			911,590
Stockholders’ equity	114,797			83,428

Total liabilities and stockholders’ equity	$1,221,649			$995,018

	For the Years Ended December 31,
	2007			2006
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
Net interest income		$42,396			$37,241

Net interest spread			3.11%			3.50%

Net interest margin			3.67%			3.97%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.41%			112.71%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

(2)	Calculations include non-accruing loans in average loan amounts outstanding.

(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Year Ended December 31, 2008 vs. 2007			Year Ended December 31, 2007 vs. 2006
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(14,236)	$22,772	$8,536	$844	$17,051	$17,895
U.S. Treasury and agencies	16	(461)	(445)	105	76	181
Mortgage-backed securities	(28)	840	812	251	159	410
State and political subdivision securities	(20)	154	134	7	61	68
Corporate bonds	(11)	250	239	(5)	(7)	(12)
FHLB stock	(131)	45	(86)	70	30	100
Other debt securities	(12)	35	23	—	23	23
Other equity securities	(34)	(17)	(51)	(11)	19	8
Federal funds sold	(696)	(230)	(926)	48	396	444
Interest-bearing deposits in other financial institutions	(121)	192	71	(14)	(166)	(180)

Total increase (decrease) in interest income	(15,273)	23,580	8,307	1,295	17,642	18,937

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(6,343)	9,443	3,100	4,740	5,031	9,771
NOW and money market accounts	(2,617)	639	(1,978)	1,531	2,209	3,740
Savings accounts	(40)	109	69	137	23	160
Federal funds purchased and repurchase agreements	(28)	246	218	12	172	184
FHLB advances	(534)	2,863	2,329	12	538	550
Junior subordinated debentures	(570)	310	(260)	(193)	—	(193)
Other borrowings	—	(1)	(1)	119	(549)	(430)

Total increase (decrease) in interest expense	(10,132)	13,609	3,477	6,358	7,424	13,782

Increase (decrease) in net interest income	$(5,141)	$9,971	$4,830	$(5,063)	$10,218	$5,155

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Service charges on deposit accounts	$3,424	$2,760	$2,537
Income from fiduciary activities	1,079	206	—
Secondary market brokerage fees	365	296	353
Title insurance commissions	157	186	137
Gains on sales of loans originated for sale	—	—	284
Gains (losses) on sales of investment securities, net	(136)	107	50
Other than temporary impairment on securities	(471)	—	—
Gain on sale of branch	410	—	—
Other	2,040	2,001	1,835

Total non-interest income	$6,868	$5,556	$5,196

Non-interest income increased by $1.3 million to $6.9 million for 2008 compared with $5.6 million for 2007. Our non-interest income increased due to increased service charges on deposit accounts of $664,000, or 24.1%, attributable to the acquisitions of Paramount Bank in 2008 and Kentucky Trust Bank in 2007, increased income from fiduciary activities of $873,000 arising from the trust operation acquired with Kentucky Trust Bank, and gain of $410,000 on the sale of our Burkesville branch. These increases were partially offset by decreased gains on sales of investment securities and the $471,000 write-down of other than temporary impairment of financial market sector equity securities with an original cost of $832,000. Gains on sales of investment securities decreased $243,000, or 227.1%, to a net loss of $136,000 for 2008 compared with a net gain of $107,000 for 2007.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Salary and employee benefits	$14,792	$12,470	$11,432
Occupancy and equipment	3,587	2,727	2,474
State franchise tax	1,740	1,336	1,074
FDIC insurance	1,051	298	98
Other real estate owned expense	881	833	249
Professional fees	787	829	622
Postage and delivery	748	546	508
Communications	711	466	511
Office supplies	569	474	462
Advertising	463	544	645
Loss on early extinguishment of debt	—	—	280
Other	2,428	1,951	1,430

Total non-interest expense	$27,757	$22,474	$19,785

Non-interest expense for the year ended December 31, 2008 of $27.8 million represented a 23.5% increase from $22.5 million for the same period last year. Salaries and employee benefits are the largest component of non-interest expense. This expense increased $2.3 million, or 18.6%, in comparison with the same period of 2007 as a result of cost of living wage increases, and the addition of staff from the Paramount and Kentucky Trust Bank acquisitions.

Occupancy expense increased $860,000, or 31.5%, to $3.6 million in 2008 from $2.7 million in 2007 to support the addition of a new office opened in 2008 and the acquisitions of Paramount and Kentucky Trust Bank. State franchise taxes are based primarily on average capital levels. These taxes increased 30.2% from 2007 to 2008 as our capital grew. State franchise tax increased $404,000 to $1.7 million in 2008 from $1.3 million in 2007. FDIC insurance premiums rose significantly in 2008 due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system and because we no longer had the deposit insurance credits which were used during the first nine months of 2007 thereby reducing deposit insurance payments in fiscal year 2007. FDIC insurance increased $753,000 to $1.1 million in 2008 from $298,000 in 2007. On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, PBI Bank estimates that the assessment would total approximately $2.8 million. The assessment would be payable on September 30, 2009.

Other real estate owned expense increased $48,000, or 5.8%, to $881,000 in 2008 from $833,000 in 2007 due to higher costs related to foreclosing on nonperforming credits, repossessing collateral, and collecting amounts due. Postage and delivery expense increased $202,000, or 37.0%, to $748,000 in 2008 from $546,000 in 2007 as account statement mailings increased due to the Paramount and Kentucky Trust Bank acquisitions. Expenses also increased for communications from $466,000 in 2007 to $711,000 in 2008 due to additional costs related to communication lines with new and acquired branches. Office supplies increased $95,000 to $569,000 in 2008 from $474,000 in 2007 due to higher costs related to increased staff from the Paramount and Kentucky Trust Bank acquisitions.

Non-interest expense increases were partially offset by decreases in professional fees and advertising expense. Professional fees decreased $42,000, or 5.1%, to $787,000 in 2008 from $829,000 in 2007 due to lower data processing fees. Data processing operations of Kentucky Trust Bank were merged with our Data Center in the first quarter of 2008. Advertising expenses decreased $81,000, or 14.9%, to $463,000 in 2008 from $544,000 in 2007. We decreased spending on media advertising in 2008 to focus more on internal programs designed to grow accounts through increased customer service and in-house marketing efforts.

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

Income Tax Expense – Income tax expense was $6.9 million for 2008 compared with $7.2 million for 2007. Our statutory federal tax rate was 35% in both 2008 and 2007. Our effective federal tax rate decreased to 33.1% in 2008 from 33.7% in 2007, as the percentage of our tax exempt income to total income increased.

Income tax expense was $7.2 million for 2007 compared with $6.9 million for 2006. Our statutory federal tax rate was 35% in both 2007 and 2006. Our effective federal tax rate increased to 33.7% in 2007 from 32.5% in 2006.

Analysis of Financial Condition

Total assets at December 31, 2008 were $1.65 billion compared with $1.46 billion at December 31, 2007, an increase of $191.8 million or 13.2%. This increase was primarily attributable to an increase of $129.1 million in net loans from organic loan growth and the acquisition of Paramount Bank. We also had an increase of $45.0 million in securities available for sale.

Total assets at December 31, 2007 increased to $1.46 billion compared with $1.05 billion at December 31, 2006, an increase of $405.0 million or 38.5%. This increase was primarily attributable to an increase of $359.8 million in net loans from organic loan growth and the acquisition of Kentucky Trust Bank. We also had an increase of $32.9 million in securities available for sale.

Loans Receivable – Loans receivable increased $132.4 million or 10.9% during the year ended December 31, 2008 to $1.4 billion. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $67.4 million or 7.9% during 2008 and comprised 67.9% of the total loan portfolio at December 31, 2008.

Loans receivable increased $363.3 million or 42.5% to $1.2 billion at December 31, 2007 compared with $854.4 million at December 31, 2006. Our commercial, commercial real estate, and real estate construction portfolios increased $254.0 million, or 42.7%, to $849.5 million at December 31, 2007. At December 31, 2007, these loans comprised 69.8% of the total loan portfolio compared with 69.7% of the loan portfolio at December 31, 2006.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$454,634	33.68%	$422,405	34.69%
Construction	371,301	27.50	318,462	26.15
Residential	342,835	25.39	288,703	23.71
Home equity	33,249	2.46	25,382	2.08
Commercial	90,978	6.74	108,619	8.92
Consumer	37,783	2.80	38,061	3.13
Agriculture	16,181	1.20	14,855	1.22
Other	3,145	0.23	1,211	0.10

Total loans	$1,350,106	100.00%	$1,217,698	100.00%

	As of December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$324,354	37.96%	$305,099	38.52%	$306,980	41.81%
Construction	211,973	24.81	190,080	24.00	142,359	19.39
Residential	195,591	22.89	177,683	22.44	169,529	23.09
Home equity	19,099	2.24	22,707	2.87	19,662	2.68
Commercial	59,113	6.92	50,626	6.39	48,152	6.56
Consumer	29,709	3.48	30,808	3.89	34,353	4.68
Agriculture	13,436	1.57	13,625	1.72	11,700	1.59
Other	1,092	0.13	1,323	0.17	1,446	0.20

Total loans	$854,367	100.00%	$791,951	100.00%	$734,181	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $31.1 million at December 31, 2008.

At December 31, 2008, we had twelve loan relationships with aggregate extensions of credit in excess of $10 million. These loans are performing as agreed and we believe they are adequately collateralized.

As of December 31, 2008, we had $21.4 million of participations in real estate loans purchased from, and $108.3 million of participations in real estate loans sold to, other banks. As of December 31, 2007, we had $31.8 million of participations in real estate loans purchased from, and $98.1 million of participations in real estate loans sold to, other banks.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter owns an interest of approximately 36.0% and his brother, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount

Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. These entities are not consolidated in the financial statements of the Company. Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2008, we had $6.0 million of participations in real estate loans purchased from, and $23.7 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2007, we had $6.8 million of participations in real estate loans purchased from, and $17.3 million of participations in real estate loans sold to, these affiliate banks.

Loan Maturity Schedule – The following table sets forth information at December 31, 2008, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2008
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Real estate:
Commercial	$55,950	$173,747	$14,986	$244,683
Construction	43,996	29,702	7,201	80,899
Residential	39,275	154,689	64,932	258,896
Home equity	49	151	70	270
Commercial	14,823	25,074	891	40,788
Consumer	8,367	23,201	2,692	34,260
Agriculture	6,261	3,892	126	10,279
Other	602	201	—	803

Total fixed rate loans	$169,323	$410,657	$90,898	$670,878

Loans with floating rates:
Real estate:
Commercial	$82,619	$77,364	$49,968	$209,951
Construction	192,616	95,297	2,489	290,402
Residential	34,098	21,160	28,681	83,939
Home equity	632	5,511	26,836	32,979
Commercial	30,283	10,485	9,422	50,190
Consumer	1,913	988	622	3,523
Agriculture	4,021	1,333	548	5,902
Other	1,877	416	49	2,342

Total floating rate loans	$348,059	$212,554	$118,615	$679,228

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. New and used automobile, motorcycle and all terrain vehicles acquired as a result of foreclosure are classified as repossessed assets until they are sold. When such property is acquired it is recorded at its fair market value less costs to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent gains and losses are included in non-interest expense.

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Past due 90 days or more still on accrual	$11,598	$2,145	$2,010	$1,969	$1,329
Loans on non-accrual status	9,725	10,524	6,930	5,045	4,279

Total non-performing loans	21,323	12,669	8,940	7,014	5,608
Real estate acquired through foreclosure	7,839	4,309	2,415	1,781	1,667
Other repossessed assets	96	30	9	1	27

Total non-performing assets	$29,258	$17,008	$11,364	$8,796	$7,302

Non-performing loans to total loans	1.58%	1.04%	1.05%	0.89%	0.76%
Non-performing assets to total assets	1.78%	1.17%	1.08%	0.89%	0.82%

Interest income that would have been earned on non-performing loans was $601,000, $586,000 and $437,000 for the years ended December 31, 2008, 2007 and 2006 respectively. Interest income recognized on accruing non-performing loans was $181,000, $140,000, and $34,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008 we had restructured loans totaling $13.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. Loans more than 90 days past due increased $9.5 million from December 31, 2007 to December 31, 2008, and non-accrual loans decreased $799,000 from December 31, 2007 to December 31, 2008. The increase in loans more than 90 days past due was primarily attributable to commercial real estate loans and residential construction loan. Management believes these loans are well secured and has begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Balances at beginning of period	$16,342	$12,832	$12,197	$10,261	$8,094

Loans charged-off:
Real estate	2,711	1,777	467	1,411	253
Commercial	347	299	132	1,117	495
Consumer	749	267	436	519	552
Agriculture	27	31	1	—	—
Other	—	—	—	37	14

Total charge-offs	3,834	2,374	1,036	3,084	1,314

	As of December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Recoveries:
Real estate	145	84	59	246	22
Commercial	85	54	121	222	38
Consumer	85	88	83	100	55
Agriculture	8	8	3	—	—
Other	—	—	—	—	1

Total recoveries	323	234	266	568	116

Net charge-offs	3,511	2,140	770	2,516	1,198

Provision for loan losses	5,400	4,025	1,405	3,645	2,533
Balance acquired in bank acquisition	1,421	1,625	—	807	832

Balance at end of period	$19,652	$16,342	$12,832	$12,197	$10,261

Allowance for loan losses to total loans	1.46%	1.34%	1.50%	1.54%	1.40%
Net charge-offs to average loans outstanding	0.27%	0.21%	0.09%	0.32%	0.18%
Allowance for loan losses to total non-performing loans	92.16%	128.99%	143.53%	173.90%	187.97%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses in comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting By Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated allowance calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and classification as discussed above. At year-end 2008, our allowance for loan losses to total non-performing loans decreased to 92.16% from 128.99% at year-end 2007. The decline in this metric between periods is directly attributable to the increases in loans past due 90 days or more and still accruing and loans on non-accrual status. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Our emphasis on continued growth of our loan portfolio through the origination of construction, commercial mortgage and 1-4 family residential loans has been one of the more significant factors we have taken into account in evaluating the general portion of our allowance for loan losses.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. The unallocated portion of our allowance for loan losses as a percentage of the total allowance has remained consistent over the periods presented. As of December 31, 2008 and 2007, the unallocated portions of the allowance for loan losses were $742,000, or 3.8% of the total allowance, and $543,000, or 3.3% of the total allowance, respectively.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. We increased the allowance for loan losses as a percentage of loans outstanding to 1.46% at December 31, 2008 from 1.34% at December 31, 2007. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

As of December 31, 2008, we had $84.1 million of loans classified as substandard, $10,000 classified as doubtful, $49.4 million classified as special mention and none classified as loss. This compares with $33.0 million of loans classified as substandard, $590,000 classified as doubtful, $9.8 million classified as special mention and none classified as loss as of December 31, 2007. The $51.1 million increase in loans classified as substandard is primarily attributable to the downgrade of credits displaying financial weakness indicated by inconsistent payments. Factors affecting each credit are specific to the borrowers business or related to macro economic events and we continue to monitor these credits regularly. As of December 31, 2008 we had specific allocations of $7.6 million in the allowance for loan losses related to these classified loans. This compares to specific allocations of $4.5 million in the allowance for loan losses related to classified loan at December 31, 2007.

We recorded a provision for loan losses of $5.4 million for the year ended December 31, 2008, compared with $4.0 million for 2007 and $1.4 million for 2006. The total allowance for loan losses was $19.7 million or 1.46% of total loans at December 31, 2008, compared with $16.3 million or 1.34% of total loans at December 31, 2007, and $12.8 million or 1.50% of total loans at December 31, 2006. The increased allowance is primarily due to the increase in our loan portfolio of $132.4 million from December 31, 2007 to December 31, 2008, the increase of $8.6 million in non-performing loans to $21.3 million at December 31, 2008 from $12.7 million at December 31, 2007, and increased loan charge-offs. Net charge-offs were $3.5 million for the year ended December 31, 2008 compared with $2.1 million for 2007 and $770,000 for 2006. We acquired a banking office in 2008 and a financial institution in 2007, and applied generally accepted accounting principles in connection with these acquisitions. More specifically, we applied the provisions of Statement of Position 03-3: “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” to the 2008 and 2007 transactions. We identified no substantial loan or homogenous group of loans having evidence of deterioration of credit quality as defined by the statement. As a result, the existing allowance for loan loss in the amount of $1.4 million and $1.6 million, respectively, were recorded as of the dates of acquisition.

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

			As of December 31,
			2008		2007
			Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
			(dollars in thousands)
Real estate:
Commercial			$6,770	33.68%	$6,606	34.69%
Residential			2,271	27.85	1,580	25.79
Construction			5,907	27.50	3,653	26.15
Commercial			1,623	6.74	1,655	8.92
Consumer			603	2.80	574	3.13
Other			1,736	1.43	1,731	1.32
Unallocated			742	—	543	—

Total			$19,652	100.00%	$16,342	100.00%

	As of December 31,
	2006		2005		2004
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$6,519	37.96%	$5,529	38.52%	$4,215	41.81%
Residential	1,103	25.13	1,194	25.31	843	25.77
Construction	2,000	24.81	1,950	24.00	1,652	19.39
Commercial	896	6.92	1,020	6.39	1,230	6.56
Consumer	460	3.48	563	3.89	549	4.68
Other	1,245	1.70	1,373	1.89	1,216	1.79
Unallocated	609	—	568	—	556	—

Total	$12,832	100.00%	$12,197	100.00%	$10,261	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $45.0 million, or 35.2%, to $173.1 million at December 31, 2008 compared with $128.0 million at December 31, 2007. We focused new investments in 2008 primarily in the mortgage-backed securities category.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale U.S. Treasury and agencies	$2,938	$22	$—	$2,960	$27,163	$200	$(32)	$27,331
Mortgage-backed	136,946	1,293	(612)	137,627	69,364	377	(363)	69,378
State and municipal	24,493	330	(415)	24,408	19,958	277	(72)	20,163
Corporate	6,489	39	(451)	6,077	6,508	34	(120)	6,422
Other debt	704	—	—	704	704	—	—	704
Equity	1,900	28	(627)	1,301	4,461	568	(991)	4,038

Total	$173,470	$1,712	$(2,105)	$173,077	$128,158	$1,456	$(1,578)	$128,036

The following table sets forth the scheduled maturities, fair values and weighted-average yields for our securities held at December 31, 2008:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$1,731	3.60%	$1,229	5.32%	$—	—%	$—	—%	$2,960	4.60%
Mortgage-backed	54	4.60	2,056	4.59	25,204	4.15	110,313	6.19	137,627	5.08
State and municipal	25	3.54	1,813	6.12	10,713	5.40	11,857	6.12	24,408	5.94
Corporate bonds	—	—	1,263	6.28	4,814	5.77	—	—	6,077	5.88
Other debt	—	—	—	—	—	—	704	6.50	704	6.50

Total	$1,810	3.63%	$6,361	5.51%	$40,731	4.68%	$122,874	6.18%	$171,776	5.16%

Equity									1,301

Total									$173,077

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 35%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages. These securities are issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac as well as non-agency or private company issuers. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest. Cash flows from agency backed mortgage-backed securities are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. Non-agency and private issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other than temporary impairment on a quarterly basis. At December 31, 2008, 80.2% of the mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 19.5 years.

The Company held 44 equity securities at December 31, 2008. Of these securities, 12 had an unrealized loss of $315,000 and had been in an unrealized loss position for less than twelve months and 14 had an unrealized loss of $312,000 and had been in an unrealized loss position for more than 12 months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. During the fourth quarter, we recorded an other than temporary impairment charge totaling $471,000 for equity securities held in our portfolio with an original cost of $832,000. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2008, management does not believe any of the remaining equity securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

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

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2008, total deposits increased $122.0 million compared with 2007. During 2007, total deposits increased by $304.7 million compared with 2006. The increase in deposits for 2008 was primarily in certificates of deposit balances and non-interest bearing demand accounts. The 2007 increase was primarily in money market accounts and certificate of deposit balances.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$93,356		$73,183		$64,778
Interest Checking	92,496	1.71%	60,600	2.05%	51,127	1.60%
Money Market	84,316	2.66	97,045	4.69	36,140	3.43
Savings	33,969	1.30	25,766	1.44	23,455	0.90
Certificates of Deposit	946,477	4.31	740,693	5.09	634,919	4.40

Total Deposits	$1,250,614		$997,287		$810,419

Weighted Average Rate		3.60%		4.40%		3.73%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2008		2007		2006
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit Less than $100,000	$607,420	4.28%	$529,114	5.04%	$473,813	4.36%
$100,000 or more	339,057	4.36	211,579	5.22	161,106	4.53

Total	$946,477	4.31%	$740,693	5.09%	$634,919	4.40%

The following table shows at December 31, 2008 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$88,133
Three months through six months	142,760
Six months through twelve months	120,165
Over twelve months	59,273

Total	$410,331

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2008 we had $142.8 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $67.0 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2008	2007	2006
	(dollars in thousands)
Average balance outstanding	$138,954	$69,276	$57,847
Maximum amount outstanding at any month-end during the period	146,021	121,767	77,680
End of period balance	142,776	121,767	47,562
Weighted average interest rate:
At end of period	3.31%	4.58%	4.69%
During the period	4.02%	4.71%	4.68%

Subordinated Capital Note – At December 31, 2008 our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $9 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only is due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest will commence. The note is due July 1, 2020. At December 31, 2008, the interest rate on this note was 4.44%.

Junior Subordinated Debentures – At December 31, 2008, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	As of December 31, 2008 the 3-month LIBOR was 1.42%.

(2)	The debentures are callable approximately five years after the issuance date at their principal amount plus accrued interest.

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

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess is includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009. As of December 31, 2008, Porter Bancorp’s trust preferred securities totaled 15.4% of its Tier 1 capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2008 and 2007 we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2008, these deposits totaled $103.3 million. We also secured federal funds borrowing lines from major correspondent banks totaling $46.5 million on an unsecured basis and an additional $25.0 million on a secured basis.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2008, we had an unused borrowing capacity with the FHLB of $67.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $41.9 million to $164.2 million at December 31, 2008 compared with $122.3 million at December 31, 2007. The increase was primarily due to the sale of $35 million of preferred stock to the U.S. Treasury Department under the Capital Purchase Program. We issued senior preferred shares to the U.S. Treasury that pay a cumulative annual dividend of 5% for the first five years and 9% thereafter. Additionally, the increase in stockholders’ equity was due to net income earned during 2008 reduced by dividends declared on common stock. Both our company and PBI Bank qualified as well capitalized under regulatory guidelines at December 31, 2008.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2008, without prior approval, PBI Bank had approximately $33.9 million of retained earnings that could be used to pay dividends.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. At December 31, 2008, Porter Bancorp’s and PBI Bank’s ratios of Tier 1 capital and total capital to risk-adjusted assets, and leverage ratios exceeded the minimum regulatory requirements and the minimum requirements for well capitalized institutions.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2008:

	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank
Tier 1 capital	4.0%	6.0%	12.13%	10.06%
Total risk-based capital	8.0	10.0	14.05	11.99
Tier 1 leverage ratio	4.0	5.0	10.10	8.37

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$66,852	$42,654	$15,329	$24,800	$149,635
Standby letters of credit	9,369	467	—	—	9,836

Total	$76,221	$43,121	$15,329	$24,800	$159,471

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2008:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$866,053	$133,240	$13,364	$194	$1,012,851
FHLB advances (1)	76,595	45,000	5,000	—	126,595
FHLB borrowing (2)	3,174	4,781	2,983	5,243	16,181
Subordinated capital note	—	1,350	1,800	5,850	9,000
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$945,822	$184,371	$23,147	$36,287	$1,189,627

(1)	Includes single maturity fixed rate advances with rates ranging from 0.99% to 6.38%, averaging 3.26%.

(2)	Fixed rate mortgage-matched borrowing with rates ranging from 0% to 9.10%, and maturities ranging from 2009 through 2035, averaging 3.74%.

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

We utilize an earnings simulation model to analyze net interest income sensitivity. We then evaluate potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. While short-term interest rates are very low at present, we believe our 100 and 200 basis points scenarios remain appropriate in both rates up and rates down scenarios given that prime rate was 3.25% at year-end 2008. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at December 31, 2008 and December 31, 2007. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 7.6% at December 31, 2008 compared with a decrease of 5.4% at December 31, 2007. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 5.1% at December 31, 2008 compared with an increase of 5.3% at December 31, 2007.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2008, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,477	9.30%
+ 100 basis points	2,469	5.13
- 100 basis points	(3,650)	(7.58)
- 200 basis points	(7,687)	(15.97)

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2008 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$37,589	$—	$—	$—	$—	—	$37,589
Interest-bearing deposits with banks	—	—	600	—	—	—	600
Investment securities	13,011	9,762	16,849	80,659	50,791	2,005	173,077
FHLB stock	10,072	—	—	—	—	—	10,072
Loans, net of allowance	837,099	110,414	142,496	250,515	9,582	(19,652)	1,330,454
Fixed and other assets	—	—	—	—	—	96,065	96,065

Total assets	$897,771	$120,176	$159,945	$331,174	$60,373	$78,418	$1,647,857

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$182,758	$—	$—	$—	$—	$—	$182,758
Certificates of deposit	225,519	347,398	290,688	147,658	1,588	—	1,012,851
Borrowed funds	99,594	609	12,541	68,040	6,076	—	186,860
Other liabilities	—	—	—	—	—	101,175	101,175
Stockholders’ equity	—	—	—	—	—	164,213	164,213

Total liabilities and stockholders’ equity	$507,871	$348,007	$303,229	$215,698	$7,664	$265,388	$1,647,857

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Period gap	$389,900	$(227,831)	$(143,284)	$115,476	$52,709

Cumulative gap	$389,900	$162,069	$18,785	$134,261	$186,970

Period gap to total assets	23.66%	(13.83%)	(8.70%)	7.01%	3.20%

Cumulative gap to total assets	23.66%	9.84%	1.14%	8.15%	11.35%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	176.77%	118.94%	101.62%	109.77%	113.52%

Our one-year cumulative gap position as of December 31, 2008 was positive $18.8 million or 1.1% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, in relation to the criteria described in the report, Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, Management concludes that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2008, the Company’s internal control was effective in achieving the objectives stated above.

/s/ Maria L. Bouvette	/s/ David B. Pierce
Maria L. Bouvette President and Chief Executive Officer	David B. Pierce Chief Financial Officer

March 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath, LLP

Louisville, Kentucky

March 25, 2009

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2008	2007
Assets
Cash and due from financial institutions	$43,767	$23,608
Federal funds sold	8,779	19,379

Cash and cash equivalents	52,546	42,987
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	173,077	128,036
Loans, net of allowance of $19,652 and $16,342, respectively	1,330,454	1,201,356
Premises and equipment	22,543	21,279
Goodwill	23,794	18,174
Accrued interest receivable and other assets	44,843	43,588

Total assets	$1,647,857	$1,456,020

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$92,940	$95,533
Interest bearing	1,195,609	1,071,021

Total deposits	1,288,549	1,166,554
Federal funds purchased and repurchase agreements	10,084	11,285
Federal Home Loan Bank advances	142,776	121,767
Accrued interest payable and other liabilities	8,235	9,125
Subordinated capital note	9,000	—
Junior subordinated debentures	25,000	25,000

Total liabilities	1,483,644	1,333,731
Commitments and contingent liabilities (Note 17)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding	34,131	—
Common stock, no par, 10,000,000 shares authorized, 8,287,933 and 8,275,266 shares issued and outstanding, respectively	76,897	70,747
Non-voting common stock, no par, 9,000,000 shares authorized	—	—
Additional paid-in capital	13,483	11,270
Retained earnings	39,957	40,351
Accumulated other comprehensive income (loss)	(255)	(79)

Total stockholders’ equity	164,213	122,289

Total liabilities and stockholders’ equity	$1,647,857	$1,456,020

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2008	2007	2006
Interest income
Loans, including fees	$93,217	$84,681	$66,786
Taxable securities	4,983	4,405	3,708
Tax exempt securities	818	684	703
Federal funds sold and other	1,089	2,030	1,666

	100,107	91,800	72,863

Interest expense
Deposits	45,073	43,882	30,211
Federal Home Loan Bank advances	5,589	3,260	2,710
Subordinated capital note	296	—	—
Junior subordinated debentures	1,368	1,924	2,117
Notes payable	—	1	431
Federal funds purchased and other	555	337	153

	52,881	49,404	35,622

Net interest income	47,226	42,396	37,241
Provision for loan losses	5,400	4,025	1,405

Net interest income after provision for loan losses	41,826	38,371	35,836
Non-interest income
Service charges on deposit accounts	3,424	2,760	2,537
Income from fiduciary activities	1,079	206	—
Secondary market brokerage fees	365	296	353
Title insurance commissions	157	186	137
Net (loss) gain on sales of securities	(136)	107	50
Other than temporary impairment on securities	(471)	—	—
Gain on sale of branch	410	—	—
Net gain on sales of loans originated for sale	—	—	284
Other	2,040	2,001	1,835

	6,868	5,556	5,196

Non-interest expense
Salaries and employee benefits	14,792	12,470	11,432
Occupancy and equipment	3,587	2,727	2,474
State franchise tax	1,740	1,336	1,074
FDIC insurance	1,051	298	98
Other real estate owned expense	881	833	249
Professional fees	787	829	622
Postage and delivery	748	546	508
Communications	711	466	511
Advertising	463	544	645
Loss on early extinguishment of debt	—	—	280
Other	2,997	2,425	1,892

	27,757	22,474	19,785

Income before income taxes	20,937	21,453	21,247
Income tax expense	6,927	7,224	6,908

Net income	14,010	14,229	14,339
Less:
Dividends on preferred stock	(194)	—	—
Accretion on preferred stock	(20)	—	—

Net income available to common shareholders	$13,796	$14,229	$14,339

Basic and diluted earnings per common share	$1.68	$1.77	$2.05

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Preferred	Common	Non-Voting Common	Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2006	5,000,000	1,332,447	—	$25,638	$12,522	—	$10,879	$23,356	$(519)	$71,876
Issuance of stock in initial public offering, net	1,250,000	—	—	26,660	—	—	—	—	—	26,660
Issuance of unvested stock	—	41,600	—	—	—	—	—	—	—	—
Forfeited unvested stock	—	(1,600)	—	—	—	—	—	—	—	—
Conversion of non-voting stock to voting	1,372,447	(1,372,447)	—	12,522	(12,522)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	157	—	—	157
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,339	—	14,339
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	—	—	654	654

Total comprehensive income	—	—	—	—	—	—	—	—	—	14,993

Cash dividends declared ($0.76 per share)	—	—	—	—	—	—	—	(5,340)	—	(5,340)

Balances, December 31, 2006	7,622,447	—	—	64,820	—	—	11,036	32,355	135	108,346
Issuance of stock in acquisition, net	263,409	—	—	6,119	—	—	—	—	—	6,119
Issuance of unvested stock	7,500	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(2,150)	—	—	—	—	—	—	—	—	—
Shares repurchased	(10,000)	—	—	(192)	—	—	—	—	—	(192)
Stock-based compensation expense	—	—	—	—	—	—	234	—	—	234
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,229	—	14,229
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	—	—	(214)	(214)

Total comprehensive income	—	—	—	—	—	—	—	—	—	14,015

Cash dividends declared ($0.77 per share)	—	—	—	—	—	—	—	(6,233)	—	(6,233)

Balances, December 31, 2007	7,881,206	—	—	70,747	—	—	11,270	40,351	(79)	122,289
Issuance of preferred stock and a common stock warrant	—	—	35,000	—	—	34,111	889	—	—	35,000
Issuance of unvested stock	31,952	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(2,731)	—	—	—	—	—	—	—	—	—
Shares repurchased	(17,371)	—	—	(301)	—	—	—	—	—	(301)
Stock-based compensation expense	—	—	—	—	—	—	296	—	—	296
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,010	—	14,010
Changes in net unrealized gain (loss) on securities held for sale, net of tax effects	—	—	—	—	—	—	—	—	(176)	(176)

	Shares			Amount
	Common	Non-Voting Common	Preferred	Common	Non-Voting Common	Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Total comprehensive income	—	—	—	—	—	—	—	—	—	13,834

Dividends on preferred stock	—	—	—	—	—	—	—	(194)	—	(194)
Amortization of preferred stock discount	—	—	—	—	—	20	—	(20)	—	—
Cash dividends declared ($0.81 per share)	—	—	—	—	—	—	—	(6,711)	—	(6,711)
5% stock dividend declared	394,877	—	—	6,451	—	—	1,028	(7,479)	—	—

Balances, December 31, 2008	8,287,933	—	35,000	$76,897	$—	$34,131	$13,483	$39,957	$(255)	$164,213

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2008	2007	2006
Cash flows from operating activities
Net income	$14,010	$14,229	$14,339
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,664	2,485	1,976
Provision for loan losses	5,400	4,025	1,405
Net amortization on securities	(53)	(32)	404
Stock-based compensation expense	280	234	157
Net gain on sales of loans	—	—	(284)
Loans originated for sale	—	—	(8,825)
Proceeds from sales of loans held for sale	—	—	9,109
Net loss (gain) on other real estate owned	263	391	(18)
Net realized loss (gain) on sales of securities	607	(107)	(50)
Net gain on sale of branch	(410)	—	—
Earnings on bank owned life insurance	(300)	(296)	(258)
Federal Home Loan Bank stock dividends	(393)	—	(503)
Net change in accrued interest receivable and other assets	2,089	502	(841)
Net change in accrued interest payable and other liabilities	(942)	(853)	(3,515)

Net cash from operating activities	24,215	20,578	13,096
Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	200
Purchases of available-for-sale securities	(92,280)	(37,171)	(15,223)
Sales and calls of available-for-sale securities	24,339	2,800	4,421
Maturities and prepayments of available-for-sale securities	22,075	18,664	20,341
Proceeds from sale of other real estate owned	12,119	8,260	1,122
Improvements to other real estate owned	(386)	(1,066)	—
Loan originations and payments, net	(82,186)	(292,431)	(65,771)
(Purchases) sales of premises and equipment, net	(2,415)	(4,544)	(408)
Redemption of (investment in) bank owned life insurance	2,179	—	(1,100)
Acquisition of Ohio County Bancshares, net	—	(5,881)	—
Acquisition of Associates Mortgage Group, net	—	—	(250)
Acquisition of Paramount Bank, net	(5,215)	—	—
Disposal of Burkesville branch, net	(8,904)	—	—

Net cash from investing activities	(130,674)	(311,369)	(56,668)

Cash flows from financing activities
Net change in deposits	59,416	210,222	55,277
Net change in federal funds purchased and repurchase agreements	(1,201)	7,641	(3,442)
Repayment of notes payable	—	(2,534)	(9,600)
Repayment of Federal Home Loan Bank advances	(53,991)	(30,984)	(42,221)
Advances from Federal Home Loan Bank	75,000	99,595	26,220
Proceeds from subordinated capital note	9,000	—	—
Proceeds from junior subordinated debentures	—	—	14,000
Repayment of junior subordinated debentures	—	—	(14,000)
Issuance of preferred stock, net	35,000	—	—
Issuance of common stock for initial public offering, net	—	—	26,660
Repurchase of common stock	(301)	(192)	—
Cash dividends paid on preferred stock	(194)	—	—
Cash dividends paid on common stock	(6,711)	(6,233)	(5,340)

	2008	2007	2006
Net cash from financing activities	116,018	277,515	47,554

Net change in cash and cash equivalents	9,559	(13,276)	3,982
Beginning cash and cash equivalents	42,987	56,263	52,281

Ending cash and cash equivalents	$52,546	$42,987	$56,263

Supplemental cash flow information:
Interest paid	$53,322	$48,161	$34,736
Income taxes paid	6,700	8,150	7,295
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$16,004	$9,725	$1,764
Issuance of common stock in acquisition of Ohio County Bancshares, net	—	6,119	—
5% Stock dividend	7,479	—	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Porter Bancorp, Inc. (Company or PBI) and its subsidiary, PBI Bank (Bank). The Company owns a 100% interest in the Bank.

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

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, intangible assets, stock compensation, income tax assets, and fair values of financial instruments are particularly subject to change.

Cash Flows – Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer and loan deposit transactions, interest-bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities – Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determined fair values are classified as available-for-sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

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

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned of $7.8 million and $4.3 million is included in other assets on the balance sheet at December 31, 2008 and 2007, respectively.

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

Other intangible assets consist of core deposit and trust account intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives.

Bank Owned Life Insurance – The Bank has purchased life insurance policies on certain key executives. In accordance with EITF 06-05, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock-Based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Earnings Per Common Share – Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. (See Note 16 for more specific disclosure.)

Preferred Stock – Preferred stock was issued in 2008 and is outstanding under the United States Department of the Treasury’s Capital Purchase Program. Issued in conjunction with the Preferred Stock were common stock warrants. See footnote 15 for a discussion of all terms and conditions of that transaction. The proceeds received in the offering were allocated on a pro rata basis to the Preferred Stock and the Warrants based on relative fair values. In estimating the fair value of the Warrants, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Preferred Stock was determined using a discounted cash flow methodology. The value assigned to the Preferred Stock will be amortized up to the $35.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. Dividends are accrued and paid quarterly.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active. The impact of adoption was not material.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. (See Note 18 for more specific disclosure.)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

NOTE 2 – STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2008, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2008, the Company had granted outstanding options to purchase 199,809 shares under the 2000 option plan and 83,820 shares under the 2006 plan. The Company also had granted under the 2006 plan 68,991 unvested shares net of forfeitures and vesting. The Company has 249,285 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 66,895 shares and granted 2,096 unvested shares to non-employee directors. At December 31, 2008, 31,009 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2008
	Options	Weighted Average Exercise Price
Outstanding, beginning	298,784	$23.97
Granted	—	—
Forfeited	(15,155)	22.81

Outstanding, ending	283,629	$24.03

The following table details stock options outstanding:

December 31, 2008
Stock options vested and currently exercisable:	262,344
Weighted average exercise price	$24.16
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.7
Total Options Outstanding:	283,629
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.8

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at December 31, 2008. There were no options exercised during 2008 or 2007. The Company recorded $60,000 and $127,000 of stock option compensation during 2008 and 2007, respectively, to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $21,000 and $44,000, respectively, was recognized. No options were modified during either period. As of December 31, 2008, no stock options issued by the Company have been exercised.

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

The weighted-average assumptions used for options granted in 2007 (no options were issued in 2008) are summarized as follows:

2007
Risk-free interest rate	4.81%
Expected option life	3.5 years
Expected stock price volatility	22.0%
Expected dividend yield	3.5%
Fair value	$3.50

As described above, the Company grants unvested shares which vest over time to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant ranged from $17.90 to $25.50 per share. The Company recorded $220,000 and $107,000, respectively, of stock-based compensation during 2008 and 2007 to salaries and employee benefits. A deferred tax benefit of $77,000 and $37,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2008
	Shares	Weighted Average Grant Price
Outstanding, beginning	43,502	$23.71
Granted	33,550	18.54
Vested	(5,160)	23.20
Forfeited	(2,901)	22.16

Outstanding, ending	68,991	$20.82

Unrecognized stock based compensation expense related to stock options and unvested shares for 2008 and beyond is estimated as follows (in thousands):

2009	$290
2010	232
2011	221
2012	216
2013 & thereafter	395

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
December 31, 2008
U.S. Government and federal agency	$2,960	$22	$—
State and municipal	24,408	330	(415)
Mortgage-backed	137,627	1,293	(612)
Corporate bonds	6,077	39	(451)
Other	704	—	—

Total debt securities	171,776	1,684	(1,478)
Equity	1,301	28	(627)

Total	$173,077	$1,712	$(2,105)

December 31, 2007
U.S. Government and federal agency	$27,331	$200	$(32)
State and municipal	20,163	277	(72)
Mortgage-backed	69,378	377	(363)
Corporate bonds	6,422	34	(120)
Other	704	—	—

Total debt securities	123,998	888	(587)
Equity	4,038	568	(991)

Total	$128,036	$1,456	$(1,578)

Sales and calls of available for sale securities were as follows:

	2008	2007	2006
	(in thousands)
Proceeds	$24,411	$2,800	$4,421
Gross gains	625	107	73
Gross losses	761	—	23

The tax benefit (provision) related to these net gains and losses realized on sales were $48,000, $(37,000) and $(17,000), respectively.

Contractual maturities of debt securities at year-end 2008 were as follows. Securities not due at a single maturity date, primarily mortgage-backed and equity securities are shown separately.

Available for Sale Fair Value
(in thousands)
Due in one year or less	$1,756
Due from one to five years	4,305
Due from five to ten years	15,526
Due after ten years	12,562
Mortgage-backed	137,627
Equity	1,301

Total	$173,077

Securities pledged at year-end 2008 and 2007 had carrying values of approximately $74,201,000 and $83,683,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

At year-end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	12,240	(412)	96	(3)	12,336	(415)
Mortgage-backed	43,849	(555)	1,446	(57)	45,295	(612)
Corporate bonds	2,266	(141)	2,776	(310)	5,042	(451)
Equity	578	(315)	447	(312)	1,025	(627)

Total temporarily impaired	$58,933	$(1,423)	$4,765	$(682)	$63,698	$(2,105)

2007
U.S. Government and federal agency	$—	$—	$4,911	$(32)	$4,911	$(32)
State and municipal	2,092	(25)	2,974	(47)	5,066	(72)
Mortgage-backed	19,315	(152)	16,276	(211)	35,591	(363)
Corporate bonds	5,012	(120)	—	—	5,012	(120)
Equity	1,456	(799)	571	(192)	2,027	(991)

Total temporarily impaired	$27,875	$(1,096)	$24,732	$(482)	$52,607	$(1,578)

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

As of December 31, 2008, the Company holds 44 equity securities. Of these securities, 12 had an unrealized loss of $315,000 and had been in an unrealized loss position for less than twelve months and 14 had an unrealized loss of $312,000 and had been in an unrealized loss position for more than 12 months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. During the fourth quarter, we recorded an other than temporary impairment charge totaling $471,000 for equity securities held in our portfolio with an original cost of $832,000. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2008, management does not believe any of the remaining equity securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

NOTE 4 – LOANS

Loans at year-end were as follows:

	2008	2007
	(in thousands)
Commercial	$90,978	$108,619
Real estate	1,202,019	1,054,952
Agriculture	16,181	14,855
Consumer	37,783	38,061
Other	3,145	1,211

Subtotal	1,350,106	1,217,698
Less: Allowance for loan losses	(19,652)	(16,342)

Loans, net	$1,330,454	$1,201,356

Activity in the allowance for loan losses for the years indicated was as follows:

	2008	2007	2006
	(in thousands)
Beginning balance	$16,342	$12,832	$12,197
Acquired in bank acquisition	1,421	1,625	—
Provision for loan losses	5,400	4,025	1,405
Loans charged-off	(3,834)	(2,374)	(1,036)
Loan recoveries	323	234	266

Ending balance	$19,652	$16,342	$12,832

Impaired loans were as follows:

	2008	2007
	(in thousands)
Loans with no allocated allowance for loan losses	$3,479	$3,239
Loans with allocated allowance for loan losses	2,624	4,167

Total	$6,103	$7,406

Amount of the allowance for loan losses allocated	$224	$216

	2008	2007	2006
	(in thousands)
Average of impaired loans during the year	$5,441	$4,842	$3,881
Interest income recognized during impairment	84	98	18
Cash basis interest income recognized	84	98	18

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	2008	2007
	(in thousands)
Loans past due 90 days or more still on accrual	11,598	2,145
Non-accrual loans	9,725	10,524

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At December 31, 2008 we had restructured loans totaling $13.6 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2008	2007
	(in thousands)
Land and buildings	$22,363	$20,713
Furniture and equipment	16,581	15,643

	38,944	36,356
Accumulated depreciation	(16,401)	(15,077)

	$22,543	$21,279

Depreciation expense was $1,410,000, $1,056,000 and $1,040,000 for 2008, 2007 and 2006, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2008	2007
	(in thousands)
Beginning of year	$18,174	$12,881
Acquired goodwill	5,986	5,293
Adjustments	(334)	—
Disposal of goodwill from sale of Burkesville branch	(32)	—

End of year	$23,794	$18,174

Adjustments to goodwill resulted from finalizing evaluations related to the Ohio County Bancshares acquisition in 2007.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2008		2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$748	$3,600	$287
Trust account intangibles	100	13	—	—

Core deposit intangibles of $631,000 were acquired in the Paramount Bank acquisition and $48,000 of core deposit intangibles were disposed of in the sale of the Burkesville branch. Trust account intangibles were identified and recorded when final adjustments were made relating to the Ohio County Bancshares acquisition which occurred in 2007.

Aggregate amortization expense was $474,000, $115,000 and $94,000 for 2008, 2007 and 2006, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2009	$479
2010	474
2011	469
2012	451
2013	437

NOTE 7 – DEPOSITS

Time deposits of $100,000 or more were approximately $410,331,000 and $279,734,000 at year-end 2008 and 2007, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2009	$866,053
2010	119,227
2011	14,013
2012	6,462
2013	6,902
Thereafter	194

$1,012,851

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities with a carrying amount of $12,450,000 and $12,399,000 at year-end 2008 and 2007, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2008	2007
	(in thousands)
Average daily balance during the year	$10,715	$4,925
Average interest rate during the year	4.42%	3.99%
Maximum month-end balance during the year	$11,369	$11,569
Weighted average interest rate at year-end	4.45%	4.28%

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2008	2007
	(in thousands)
Single maturity advances with fixed rates from 0.99% to 6.38% maturing from 2009 through 2012, averaging 3.26% for 2008	$126,595	$76,595
Single maturity advance with a variable rate of 4.75% maturing 2009	—	25,000
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2009 through 2035, averaging 3.74% for 2008	16,181	20,172

Total	$142,776	$121,767

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by approximately $464,992,000 and $414,105,000 of first mortgage loans, under a blanket lien arrangement at year-end 2008 and 2007. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $67,012,000 at year-end 2008.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2009	$79,769
2010	47,556
2011	2,225
2012	6,729
2013	1,254
Thereafter	5,243

$142,776

At year-end 2008, the Company had approximately $71,500,000 of federal funds lines of credit available from correspondent institutions, and $67,012,000 unused lines of credit with the Federal Home Loan Bank.

NOTE 10 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $9 million at December 31, 2008. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only is due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest will commence. The note is due July 1, 2020. At December 31, 2008, the interest rate on this note was 4.44%.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

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

NOTE 12 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $395,000, $295,000 and $369,000 in 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $180,000, $180,000 and $158,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The related liability was $717,000 and $537,000 at December 31, 2008 and 2007, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants to fund the benefits of these plans. Life insurance with a cash surrender value of $1,100,000 was purchased during 2006. The Company acquired life insurance with a cash surrender value in 2007 of $2,145,000 in the Ohio County Bancshares acquisition. The life insurance acquired in the Ohio County Bancshares acquisition was redeemed in 2008. It had a cash value of $2,179,000 at the time of redemption. The cash surrender value of all insurance policies was $7,227,000 and $9,105,000 at December 31, 2008 and 2007, respectively. Income earned from the cash surrender value of life insurance totaled $300,000, $296,000 and $258,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The income is recorded as other non-interest income.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2008	2007	2006
	(in thousands)
Current	$7,413	$7,940	$7,037
Deferred	(486)	(716)	(129)

	$6,927	$7,224	$6,908

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following.

	2008	2007	2006
	(in thousands)
Federal statutory rate times financial statement income	$7,328	$7,509	$7,436
Effect of:
Tax-exempt income	(289)	(210)	(224)
Non taxable life insurance income	(112)	(111)	(96)
Federal tax credits	(38)	(38)	(38)
Other, net	38	74	(170)

Total	$6,927	$7,224	$6,908

Year-end deferred tax assets and liabilities were due to the following.

	2008	2007
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$6,757	$5,569
Net unrealized loss on securities available for sale	137	43
Other than temporary impairment write-down	165	—
Net operating loss carryforward	154	217
Amortization of non-compete agreements	79	131
Other	691	876

	7,983	6,836

Deferred tax liabilities:
Depreciation	424	504
FHLB stock dividends	1,276	1,139
Purchase accounting adjustments	1,720	1,291
Other	724	608

	4,144	3,542

Net deferred tax asset	$3,839	$3,294

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2008 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2005.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2008 were as follows (in thousands):

Beginning balance	$1,034
New loans	888
Repayments	(267)

Ending balance	$1,655

Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $9,775,000 and $11,535,000.

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

As of December 31, 2008, we had $6.0 million of participations in real estate loans purchased from, and $23.7 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2007, we had $6.8 million of participations in real estate loans purchased from, and $17.3 million of participations in real estate loans sold to, these affiliate banks.

NOTE 15 – PREFERRED STOCK

On November 21, 2008, as part of the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the U.S. Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, (i) 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 299,829 shares (the “Warrant Common Stock”) of the Company’s common stock, no par value per share, at an exercise price of $17.51 per share.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at par on or after February 15, 2012. Prior to this date, the Series A Preferred Stock may not be redeemed unless the Company has received aggregate gross proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company (a “Qualified Equity Offering”) of not less than $8.75 million. Subject to certain limited exceptions, until November 21, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by U.S. Treasury, the Company will not, without U.S. Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant is immediately exercisable and has a 10-year term. The U.S. Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised. If the Company receives aggregate gross cash proceeds of not less than $35,000,000 from one or more Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of Warrant Common Stock underlying the Warrant then held by the U.S. Treasury will be reduced by one half of the original number of shares underlying the Warrant.

Upon receipt of the aggregate consideration from the U.S. Treasury on November 21, 2008, the Company allocated the $35.0 million proceeds on a pro rata basis to the Series A Preferred Stock and the Warrant based on relative fair values. In estimating the fair value of the Warrant, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Series A Preferred Stock was determined using a discounted cash flow methodology and a discount rate of 13%. As a result, the Company assigned $889,000 of the aggregate proceeds to the Warrant and $34.1 million to the Series A Preferred Stock. The value assigned to the Series A Preferred Stock will be amortized up to the $35.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. This results in a total dividend with a consistent effective yield of 5.40% over a five-year period, which is the expected life of the Series A Preferred Stock.

In addition, the Purchase Agreement (i) grants the holders of the Series A Preferred Stock, the Warrant and the Warrant Common Stock certain registration rights, (ii) subjects the Company to certain of the executive compensation limitations included in the EESA (which are discussed below) and (iii) allows the Treasury to unilaterally amend any of the terms of the Purchase Agreement to the extent required to comply with any changes after November 21, 2008 in applicable federal statutes.

On December 18, 2008 the Company filed a “shelf” registration statement with the Securities and Exchange Commission (the “Commission”) for the purpose of registering the Series A Preferred Stock, the Warrant and the Warrant Common Stock in order to permit the sale of such securities by the U.S. Treasury at any time after effectiveness of the registration statement. On January 5, 2009, the Company was notified by the Commission that the “shelf” registration statement was deemed effective.

Immediately prior to the execution of the Purchase Agreement, the Company amended its compensation, bonus, incentive and other benefit plans, arrangements and agreements to the extent necessary to comply with the executive compensation and corporate governance requirements of Section 111(b) of the EESA. The applicable executive compensation requirements apply to the compensation of the Company’s most senior executive officers (collectively, the “senior executive officers”). In addition, in connection with the closing of the U.S. Treasury’s purchase of the Series A Preferred Stock each of the senior executive officers was required to execute a waiver of any claim against the United States or the Company for any changes to his compensation or benefits that are required in order to comply with the regulation issued by the U.S. Treasury as published in the Federal Register on October 20, 2008.

On February 17, 2009, the America Reinvestment and Recovery Act of 2009 (“ARRA”) required the U.S. Treasury to enact additional compensation standards. Under the ARRA, the compensation standards now include (i) a prohibition on severance payments to our five most highly-compensated employees, other than payments for services performed or benefits accrued; (ii) a prohibition on paying any bonuses, retention awards and other incentive compensation to our five most highly-compensated employees, except in the form of long-term restricted stock that has a value not exceeding one-third of the employee’s total annual compensation and (iii) a prohibition on companies implementing any compensation plan that would encourage manipulation of the reported earnings of the Company in order to enhance the compensation of any of its employees. The executive compensation restrictions under the ARRA are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the existing standards, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury. The ARRA further provides that CPP recipients are permitted (subject to the U.S. Treasury’s consultation with the appropriate Federal banking agency, if any) to repay any assistance previously received without regard to any waiting periods and without regard to whether the financial institution has replaced the funds with funds from any other source. Upon repayment of assistance, the U.S. Treasury is to liquidate warrants associated with the assistance at the current market price and the financial institution will no longer be subject to any of the CPP compensation restrictions.

NOTE 16 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2008 and 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in millions) and ratios are presented below at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk-weighted assets
Consolidated	$187.6	14.1%	$106.8	8.0%	N/A	N/A
PBI Bank	159.7	12.0	106.5	8.0	$133.2	10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$161.9	12.1%	$53.4	4.0%	N/A	N/A
PBI Bank	134.0	10.1	53.3	4.0	$79.9	6.0%
Tier 1 Leverage Ratio
Consolidated	$161.9	10.1%	$64.1	4.0%	N/A	N/A
PBI Bank	134.0	8.4	64.0	4.0	$80.0	5.0%
2007
Total Capital to risk-weighted assets
Consolidated	$140.7	11.6%	$96.7	8.0%	N/A	N/A
PBI Bank	126.8	10.6	96.1	8.0	$120.2	10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$125.6	10.4%	$48.4	4.0%	N/A	N/A
PBI Bank	111.8	9.3	48.1	4.0	$72.1	6.0%
Tier 1 Leverage Ratio
Consolidated	$125.6	9.1%	$55.4	4.0%	N/A	N/A
PBI Bank	111.8	8.1	55.1	4.0	$68.9	5.0%

The Company’s primary source of funds to pay dividends to stockholders is the dividends it receives from the Bank. The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 2008, $33,925,000 of retained earnings was available to the Bank to pay dividends.

NOTE 17 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$14,274	$47,763	$11,882	$107,961
Unused lines of credit	15,401	72,197	16,014	60,252
Standby letters of credit	2,654	7,182	3,567	6,556

Commitments to make loans are generally made for periods of one year or less.

NOTE 18 – FAIR VALUES

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

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated quarterly for additional impairment.

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using

			(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$173,077	$1,301	$171,776	$—

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using

			(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,854	$—	$—	$4,854

Impaired loans had a carrying amount of $6.1 million, with a valuation allowance of $1.2 million, resulting in an additional provision for loan losses of $1.06 million for 2008.

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$52,546	$52,546	$42,987	$42,987
Interest-bearing deposits with banks	600	600	600	600
Loans, net	1,330,454	1,342,446	1,201,356	1,207,241
Accrued interest receivable	10,228	10,228	10,380	10,380
Financial liabilities
Deposits	$1,288,549	$1,285,772	$1,166,554	$1,160,764
Federal funds purchased and securities sold under agreements to repurchase	10,084	10,084	11,285	11,285
Federal Home Loan Bank advances	142,776	144,030	121,767	124,193
Subordinated capital notes	9,000	8,216	—	—
Junior subordinated debentures	25,000	21,326	25,000	25,000
Accrued interest payable	3,722	3,722	4,195	4,195

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with banks, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is estimated in accordance with paragraph 31 of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, by discounting expected future cash flows using market rates on like maturity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated capital notes and junior subordinated debentures are based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

NOTE 19 – BUSINESS COMBINATIONS AND BRANCH DISPOSAL

Burkesville Branch

On November 14, 2008, our subsidiary bank, PBI Bank, sold its branch located in Burkesville, Kentucky to First & Farmers National Bank of Somerset, Kentucky. The sales price was $800,000 and was paid in cash. The branch had approximately $13.1 million in deposits and $3.4 million in loans at the time of sale.

Paramount Bank

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

(in thousands)
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

We issued 263,409 shares with a market value of $6.1 million and cash of $5.9 million for a total purchase price of $12 million. The value of the stock was determined based upon the closing price of our stock on the last trading day before the board of directors approved the transaction. The purchase price resulted in approximately $5.3 million in goodwill, $3 million in core deposit intangibles, and $100,000 in trust account intangibles. The intangible assets will be amortized over 5-10 years, using accelerated and straight-line methods. Goodwill will not be amortized but instead evaluated periodically for impairment. Goodwill and intangible assets will be deducted for tax purposes over 15 years using the straight-line method.

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Securities available for sale	$17,426
Loans, net	82,397
Goodwill	5,293
Core deposit intangibles	2,915
Trust account intangibles	100
Other assets	12,000

Total assets acquired	120,131

Deposits	(94,476)
Other liabilities	(13,655)

Total liabilities assumed	(108,131)

Net assets acquired	$12,000

NOTE 20 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2008	2007	2006
	(in thousands, except share and per share data)
Basic
Net income	$14,010	$14,229	$14,339
Less:
Preferred stock dividends	(194)	—	—
Accretion of preferred stock discount	(20)	—	—

Net income available to common shareholders	$13,796	$14,229	$14,339

Weighted average voting and convertible non-voting common shares outstanding	8,221,501	8,033,962	7,012,254

	2008	2007	2006
	(in thousands, except share and per share data)
Basic earnings per common share	$1.68	$1.77	$2.05

Diluted
Weighted average voting and convertible non-voting common shares outstanding	8,221,501	8,033,962	7,012,254
Add: dilutive effects of assumed exercises of stock options, warrants, and unvested shares	756	13	—

Average shares and potential common shares	8,222,257	8,033,975	7,012,254

Diluted earnings per common share	$1.68	$1.77	$2.05

All historical data has been adjusted to reflect the 5% stock dividend.

Unvested shares of common stock of 68,991 for 2008, 43,502 for 2007 and 42,000 for 2006; and stock options for 283,629 shares of common stock for 2008, 298,784 shares of common stock for 2007, and 264,411 shares of common stock for 2006, were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 299,829 shares of the Company’s common stock at an exercise price of $17.51 was outstanding at December 31, 2008 (none at December 31, 2007 and 2006) but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

NOTE 21 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2008	2007	2006
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(878)	$(219)	$1,040
Less: Reclassification adjustment for gains (losses) realized in income	(607)	107	50

Net unrealized gains (losses)	(271)	(326)	990
Tax effect	95	(112)	(336)

Net-of-tax amount	$(176)	$(214)	$654

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2008	2007
	(in thousands)
ASSETS
Cash and cash equivalents	$24,148	$5,373
Securities available-for-sale	2,005	6,762
Investment in banking subsidiaries	160,439	132,558
Investment in and advances to other subsidiaries	777	778
Other assets	3,277	3,079

Total assets	$190,646	$148,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	658	486
Shareholders’ equity	164,213	122,289

Total liabilities and shareholders’ equity	$190,646	$148,550

CONDENSED STATEMENTS OF INCOME

Years ended December 31,

	2008	2007	2006
	(in thousands)
Interest income	$402	$1,010	$452
Dividends from subsidiaries	43	6,059	8,066
Other income	1,428	1,481	1,431
Interest expense	(1,410)	(1,984)	(2,614)
Other expense	(3,461)	(2,677)	(2,636)

Income before income tax and undistributed subsidiary income	(2,998)	3,889	4,699
Income tax expense (benefit)	(1,081)	(852)	(1,131)
Equity in undistributed subsidiary income	15,927	9,488	8,509

Net income	$14,010	$14,229	$14,339

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2008	2007	2006
	(in thousands)
Cash flows from operating activities
Net income	$14,010	$14,229	$14,339
Adjustments:
Equity in undistributed subsidiary income	(15,927)	(9,488)	(8,509)
Loss on sale of assets	799	—	—
Change in other assets	171	357	(849)
Change in other liabilities	(153)	(1,388)	(3,715)
Other	321	215	491

Net cash (used in) from operating activities	(779)	3,925	1,757
Cash flows from investing activities
Investments in subsidiaries	(12,000)	(5,881)	—
Purchase of securities	—	(3,823)	(47)
Sales of securities	3,760	150	185
Other	—	—	—

Net cash (used in) from investing activities	(8,240)	(9,554)	138
Cash flows from financing activities
Repayment of borrowings	—	(2,534)	(9,600)
Proceeds from sale of preferred stock, net	35,000	—	—
Proceeds from sale of common stock, net	—	—	26,660
Repurchase of common stock, net	(301)	(192)	—
Dividends paid on preferred stock	(194)	—	—
Dividends paid on common stock	(6,711)	(6,233)	(5,340)

Net cash from (used in) financing activities	27,794	(8,959)	11,720

Net change in cash and cash equivalents	18,775	(14,588)	13,615
Beginning cash and cash equivalents	5,373	19,961	6,346

Ending cash and cash equivalents	$24,148	$5,373	$19,961

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income		Earnings Per Share
					Basic	Basic
	(in thousands, except per share data)
2008
First quarter	$25,674	$11,343	$3,597		$.44	$.44
Second quarter	25,041	11,972	3,973		.48	.48
Third quarter	25,106	12,433	4,100		.50	.50
Fourth quarter	24,286	11,478	2,340	(1)	.26	.26
2007
First quarter	$20,054	$9,744	$3,601		$.45	$.45
Second quarter	21,935	10,120	3,689		.46	.46
Third quarter	23,851	10,736	3,299		.42	.42
Fourth quarter	25,960	11,796	3,640		.44	.44

(1)	Fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter.

All historical data has been adjusted for the 5% stock dividend.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.     Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our Management’s Report on Internal Control Over Financial Reporting, set forth under Item 8 “Financial Statements and Supplementary Data,” identifies the framework used by management to evaluate the effectiveness of our internal control. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2009, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.     Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2009, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2009, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2009, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.     Principal Accountant Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2009, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

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

PORTER BANCORP, INC.

March 26, 2009	By:	/s/ Maria L. Bouvette

Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter J. Chester Porter	Chairman of the Board of Directors	March 26, 2009

/s/ Maria L. Bouvette Maria L. Bouvette	President and Chief Executive Officer	March 26, 2009

/s/ David B. Pierce David B. Pierce	Chief Financial Officer	March 26, 2009

/s/ David L. Hawkins David L. Hawkins	Director	March 26, 2009

/s/ W. Glenn Hogan W. Glenn Hogan	Director	March 26, 2009

/s/ Sidney L. Monroe Sidney L. Monroe	Director	March 26, 2009

/s/ Stephen A. Williams Stephen A. Williams	Director	March 26, 2009

EXHIBIT INDEX

Exhibit No. (1)	Description

3.1	Amended and Restated Articles of Incorporation of Registrant. Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation. Exhibit 3.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

3.3	Bylaws of the Registrant. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

4.1	Warrant to purchase up to 299,829 shares. Exhibit 4.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.1+	USAccess Bank, Inc. (now known as PBI Bank) 2000 Stock Option Plan. Exhibit 10.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.2+	Amendment to PBI Bank 2000 Stock Option Plan.

10.3+	Porter Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Exhibit 10.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.4+	Form of Porter Bancorp, Inc. Stock Option Award Agreement. Exhibit 10.3 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.5+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.4 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.6+	Form of Ascencia Bank (now known as PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.7+	Form of Amendment to PBI Bank Supplemental Executive Retirement Plan.

Exhibit No. (1)	Description

10.8+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008. Annex A Definitive Proxy Statement filed April 17, 2008 is hereby incorporated by reference.

10.9+	Amendment to Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008.

10.10	Promissory Installment Note of Maria L. Bouvette and J. Chester Porter, as borrowers, to David L. Hawkins, as lender. Exhibit 10.7 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed May 24, 2006 is hereby incorporated by reference.

10.11	Letter Agreement, dated November 21, 2008 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Exhibit 10.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.12	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

+	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.