Form 10-Q
period 2009-03-31
Porter Bancorp, Inc.
filed 2009-05-07
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

8,337,217 shares of Common Stock, no par value, were outstanding at April 30, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2009 and December 31, 2008

Unaudited Consolidated Statements of Income for the three months ended March 31, 2009 and 2008

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2009

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2009	December 31, 2008
Assets
Cash and due from financial institutions	$49,273	$43,767
Federal funds sold	72,766	8,779

Cash and cash equivalents	122,039	52,546
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	174,260	173,077
Mortgage loans held for sale	953	—
Loans, net of allowance of $20,371 and $19,652, respectively	1,347,763	1,330,454
Premises and equipment	22,396	22,543
Goodwill	23,794	23,794
Accrued interest receivable and other assets	46,588	44,843

Total assets	$1,738,393	$1,647,857

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$111,778	$92,940
Interest bearing	1,279,175	1,195,609

Total deposits	1,390,953	1,288,549
Federal funds purchased and repurchase agreements	12,534	10,084
Federal Home Loan Bank advances	127,192	142,776
Accrued interest payable and other liabilities	8,493	8,235
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,573,172	1,483,644
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding. Liquidation preference of $35 million at March 31, 2009	34,175	34,131
Common stock, no par, 10,000,000 shares authorized, 8,337,217 and 8,287,933 shares issued and outstanding, respectively	76,897	76,897
Additional paid-in capital	13,547	13,483
Retained earnings	40,796	39,957
Accumulated other comprehensive income (loss)	(194)	(255)

Total stockholders’ equity	165,221	164,213

Total liabilities and stockholders’ equity	$1,738,393	$1,647,857

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest income
Loans, including fees	$21,270	$23,792
Taxable securities	1,862	1,321
Tax exempt securities	221	185
Fed funds sold and other	149	376

	23,502	25,674

Interest expense
Deposits	9,918	12,441
Federal Home Loan Bank advances	1,149	1,323
Subordinated capital note	102	—
Junior subordinated debentures	251	425
Federal funds purchased and other	115	142

	11,535	14,331

Net interest income	11,967	11,343
Provision for loan losses	1,600	650

Net interest income after provision for loan losses	10,367	10,693

Non-interest income
Service charges on deposit accounts	688	829
Income from fiduciary activities	220	253
Secondary market brokerage fees	58	115
Title insurance commissions	20	40
Net gain on sales of securities	1	94
Other	499	487

	1,486	1,818

Non-interest expense
Salaries and employee benefits	3,878	3,824
Occupancy and equipment	998	913
FDIC Insurance	459	221
State franchise tax	450	435
Professional fees	228	246
Postage and delivery	184	175
Communications	155	161
Advertising	158	161
Other real estate owned expense	127	227
Other	639	754

	7,276	7,117

Income before income taxes	4,577	5,394
Income tax expense	1,516	1,797

Net income	3,061	3,597
Less:
Dividends on preferred stock	438	—
Accretion on preferred stock	44	—

Net income available to common shareholders	$2,579	$3,597

Basic and diluted earnings per common share	$0.31	$0.43

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2009

(dollars in thousands, except share and per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common	Preferred	Common	Preferred

Balances, January 1, 2009	8,287,933	35,000	$76,897	$34,131	$13,483	$39,957	$(255)	$164,213
Issuance of unvested stock	49,284	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	64	—	—	64
Comprehensive income:
Net income	—	—	—	—	—	3,061	—	3,061
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	61	61

Total comprehensive income	—	—	—	—	—	—	—	3,122

Dividends on preferred stock	—	—	—	—	—	(438)	—	(438)
Amortization of preferred stock discount	—	—	—	44	—	(44)	—	—
Cash dividends declared ($0.21 per share)	—	—	—	—	—	(1,740)	—	(1,740)

Balances, March 31, 2009	8,337,217	35,000	$76,897	$34,175	$13,547	$40,796	$(194)	$165,221

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2009 and 2008

(dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income	$3,061	$3,597
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	970	912
Provision for loan losses	1,600	650
Net amortization (accretion) on securities	188	(48)
Stock-based compensation expense	76	56
Net gain on loans originated for sale	(2)	—
Loans originated for sale	(1,038)	—
Proceeds from sales of loans originated for sale	88	—
Net gain on sales of investment securities	(1)	(94)
Net loss on sales of other real estate owned	5	96
Earnings on bank owned life insurance	(71)	(84)
Federal Home Loan Bank stock dividends	—	(127)
Net change in accrued interest receivable and other assets	903	3,484
Net change in accrued interest payable and other liabilities	194	(2,242)

Net cash from operating activities	5,973	6,200

Cash flows from investing activities
Purchases of available-for-sale securities	(9,165)	(10,274)
Sales and calls of available-for-sale securities	501	8,344
Maturities and prepayments of available-for-sale securities	7,389	7,708
Proceeds from sale of other real estate owned	1,259	668
Improvements to other real estate owned	(24)	(58)
Loan originations and payments, net	(23,273)	(25,943)
Purchases of premises and equipment, net	(289)	(894)
Redemption of bank owned life insurance	—	2,179
Acquisition of Paramount Bank, net	—	(5,215)

Net cash from investing activities	(23,602)	(23,485)

Cash flows from financing activities
Net change in deposits	102,404	(5,360)
Net change in federal funds purchased and repurchase agreements	2,450	13,421
Repayment of Federal Home Loan Bank advances	(15,584)	(746)
Advances from Federal Home Loan Bank	—	25,000
Repurchase common stock	—	(301)
Cash dividends paid on preferred stock	(408)	—
Cash dividends paid on common stock	(1,740)	(1,655)

Net cash from financing activities	87,122	30,359

Net change in cash and cash equivalents	69,493	13,074
Beginning cash and cash equivalents	52,546	42,987

Ending cash and cash equivalents	$122,039	$56,061

Supplemental cash flow information:
Interest paid	$4,302	$14,808
Income taxes paid	150	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$3,946	$3,652

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Mortgage Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with mortgage servicing rights (“MSR”) retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the MSR. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Substantially all of the gain on sales of loans are reported in earnings when loans are locked. MSRs represent an estimate of the present value of future cash servicing income, net of estimated costs that we expect to receive on loans sold with servicing retained. MSRs are capitalized as separate assets.

The Company enters into interest rate lock commitments on a loan by loan basis for fixed rate mortgage loans, generally lasting 30 to 90 days and are at market rates when initiated.

Servicing Rights – Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recording in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. The Company compares the valuation model inputs and results to published industry data in order to validate the model results and assumptions. All classes of servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with loan servicing fees, net on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as loan servicing fees, net is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Our entry into this business occurred late in the first quarter of 2009 and we therefore had no significant loan servicing income. Late fees and ancillary fees related to loan servicing are not material.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

FSP “SFAS 142-3, Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No. 142, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1 (FSP) is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter and has been applied to all periods shown. See Note 7 for further discussion.

The FASB finalized four FASB Staff Positions regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an company’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are:

•

FSP “SFAS 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of SFAS 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•

FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•

FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. We elected not to adopt these staff positions early. We have not completed our evaluation of the impact of these standards on our results of operation or financial position.

Note 2 – Stock Plans and Stock Based Compensation

At March 31, 2009, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2009, the Company had granted outstanding options to purchase 199,809 shares under the 2000 option plan and 83,820 shares under the 2006 plan. The Company also had granted under the 2006 plan 114,701 unvested shares net of forfeitures and vesting. The Company has 203,575 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 45,150 shares and granted 2,096 unvested shares to non-employee directors. At March 31, 2009, 52,754 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2009		Twelve Months Ended December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	283,629	$24.03	298,784	$23.97
Granted	—	—	—	—
Forfeited	—	—	(15,155)	22.81

Outstanding, ending	283,629	$24.03	283,629	$24.03

The following table details stock options outstanding:

March 31, 2009
Stock options vested and currently exercisable:	270,081
Weighted average exercise price	$24.15
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.5
Total Options Outstanding:	283,629
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.6

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at March 31, 2009. There were no options exercised during the first three months of 2009. The Company recorded $15,000 of stock option compensation during the three months ended March 31, 2009 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $5,000 was recognized. No options were modified during the period. As of March 31, 2009, no stock options issued by the Company have been exercised.

From time-to-time the Company grants unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant for the 2009 grants was $11.39 per share. The Company recorded $61,000 of stock-based compensation during the first quarter of 2009 to salaries and employee benefits. A deferred tax benefit of $21,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended March 31, 2009		Twelve Months Ended December 31, 2008
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	68,991	$20.82	43,502	$23.71
Granted	49,284	11.39	33,550	18.54
Vested	(3,574)	24.23	(5,160)	23.20
Forfeited	—	—	(2,901)	22.16

Outstanding, ending	114,701	$16.66	68,991	$20.82

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2009 and beyond is estimated as follows (in thousands):

April 2009 – December 2009	$302
2010	344
2011	334
2012	329
2013 & thereafter	532

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
	(in thousands)
March 31, 2009
U.S. Government and federal agency	$1,411	$29	$—
State and municipal	24,954	648	(157)
Agency mortgage-backed	117,250	2,716	—
Private label mortgage-backed	23,103	6	(1,994)
Corporate bonds	5,712	—	(771)
Other debt securities	704	—	—

Total debt securities	173,134	3,399	(2,922)
Equity	1,126	16	(791)

Total	$174,260	$3,415	$(3,713)

December 31, 2008
U.S. Government and federal agency	$2,960	$22	$—
State and municipal	24,408	330	(415)
Agency mortgage-backed	120,982	1,293	(118)
Private label mortgage-backed	16,645	—	(494)
Corporate bonds	6,077	39	(451)
Other	704	—	—

Total debt securities	171,776	1,684	(1,478)
Equity	1,301	28	(627)

Total	$173,077	$1,712	$(2,105)

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2009	2008
Proceeds	$501	$43
Gross gains	1	94
Gross losses	—	—

Securities pledged at March 31, 2009 and December 31, 2008 had carrying values of approximately $71.9 million and $74.2 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. At March 31, 2009, all significant private label mortgage-backed securities were rated AAA.

At March 31, 2009, the Company held 44 equity securities. Of these securities, 1 had an unrealized loss of $100 and had been in an unrealized loss position for less than twelve months and 35 had an unrealized loss of $791,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management believes it is more likely than not that it will not be required to sell securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of March 31, 2009, management does not believe any equity securities in our portfolio should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2009
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	5,485	(157)	—	—	5,485	(157)
Mortgage-backed	18,905	(1,919)	1,312	(75)	20,217	(1,994)
Corporate bonds	2,264	(97)	3,449	(674)	5,713	(771)
Equity	—	—	1,017	(791)	1,017	(791)

Total temporarily impaired	$26,654	$(2,173)	$5,778	$(1,540)	$32,432	$(3,713)

December 31, 2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	12,240	(412)	96	(3)	12,336	(415)
Mortgage-backed	43,849	(555)	1,446	(57)	45,295	(612)
Corporate bonds	2,266	(141)	2,776	(310)	5,042	(451)
Equity	578	(315)	447	(312)	1,025	(627)

Total temporarily impaired	$58,933	$(1,423)	$4,765	$(682)	$63,698	$(2,105)

Note 4 – Loans

Loans were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Commercial	$90,269	$90,978
Real estate	1,223,410	1,202,019
Agriculture	15,144	16,181
Consumer	36,392	37,783
Other	2,919	3,145

Subtotal	1,368,134	1,350,106
Less: Allowance for loan losses	(20,371)	(19,652)

Loans, net	$1,347,763	$1,330,454

Activity in the allowance for loan losses was as follows:

	March 31, 2009	March 31, 2008
	(in thousands)
Beginning balance	$19,652	$16,342
Acquired in bank acquisition	—	1,420
Provision for loan losses	1,600	650
Loans charged-off	(983)	(419)
Loan recoveries	102	74

Ending balance	$20,371	$18,067

Impaired loans were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Loans with no allocated allowance for loan losses	$4,560	$3,479
Loans with allocated allowance for loan losses	4,954	2,624

Total	$9,514	$6,103

Amount of the allowance for loan losses allocated	$236	$224

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Average of impaired loans during the period	$7,808	$5,441
Interest income recognized during impairment	13	84
Cash basis interest income recognized	13	84

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Loans past due 90 days or more still on accrual	$10,002	$11,598
Non-accrual loans	14,802	9,725

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At March 31, 2009 we had restructured loans totaling $10.2 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2009	December 31, 2008
	(in thousands)
Single maturity advances with fixed rates from 0.68% to 6.38% maturing from 2009 through 2012, averaging 2.88% for 2009	$111,595	$126,595
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2009 through 2035, averaging 3.74% for 2009	15,597	16,181

Total	$127,192	$142,776

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At March 31, 2009, the Bank had unused borrowing capacity of $85.8 million with the FHLB.

Note 6 – Fair Values Measurement

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

Other Real Estate Owned: OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for impairment. The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009
		(in thousands)
Description	March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$174,260	$1,126	$150,031	$23,103

Rollforward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities – Private label mortgage-backed Three months ended March 31,	2009
Balance, January 1, 2009	$—
Purchases	25,090
Net change in unrealized gain (loss)	(1,987)
Principal paydowns	—

Balance, March 31, 2009	$23,103

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009
		(in thousands)
Description	March 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,368	$—	$—	$8,368
Other real estate owned	3,927	—	—	3,927

Impaired loans had a carrying amount of $9.5 million and a valuation allowance of $1.1 million, resulting in an additional provision for loan losses of $118,000 for the first three months of 2009.

Other real estate owned write-downs recorded during the first quarter of 2009 totaled $75,000.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008
		(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$173,077	$1,301	$171,776	$-

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008
		(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,854	$—	$—	$4,854
Other real estate owned	5,816	—	—	5,816

Impaired loans had a carrying amount of $6.1 million and a valuation allowance of $1.2 million, resulting in an additional provision for loan losses of $1.06 million for 2008.

Other real estate owned write-downs recorded during 2008 totaled $478,000.

Note 7 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except share and per share data)
Basic
Net income	$3,061	$3,597
Less:
Preferred stock dividends	438	—
Accretion of preferred stock discount	44	—

Net income available to common shareholders	$2,579	$3,597

Weighted average voting and unvested common shares outstanding	8,294,504	8,270,632

Basic earnings per common share	$0.31	$0.43

Diluted
Weighted average voting and unvested common shares outstanding	8,294,504	8,270,632
Add: dilutive effects of assumed exercises of stock options and warrants	—	—

Average shares and potential common shares	8,294,504	8,270,632

Diluted earnings per common share	$0.31	$0.43

All historical data has been adjusted to reflect the 5% stock dividend paid on November 10, 2008.

In connection with our adoption of FSP EITF 03-6-1, weighted average voting and unvested common shares outstanding includes unvested shares issued through the 2006 incentive compensation plan of 118,275 at March 31, 2009 and 39,669 at March 31, 2008. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. Adoption of this FSP had no effect on current period basic and diluted EPS and reduced basic and diluted EPS as previously reported for the first quarter of 2008 by one cent per common share.

Stock options for 283,629 shares of common stock for 2009 and 298,784 shares of common stock for 2008 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 299,829 shares of the Company’s common stock at an exercise price of $17.51 was outstanding at March 31, 2009 (none at March 31, 2008) but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 8 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Unrealized holding gains on available-for-sale securities	$95	$1,254
Less: Reclassification adjustment for gains realized in income	1	94

Net unrealized gains	94	1,160
Tax effect	(33)	(406)

Net-of-tax amount	$61	$754

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2008 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 19 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington Kentucky, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

For the three months ended March 31, 2009, the Company reported net income of $3.1 million. This compares with net income of $3.6 million for the first quarter of 2008. Basic and diluted earnings per share were $0.31 for the three months ended March 31, 2009, compared with $0.43 for the first quarter of 2008.

Highlights for the quarter ended March 31, 2009 consist of the following:

•

Earnings per share improved from the linked fourth quarter of 2008 due primarily to growth in net interest income and a lower provision for loan losses. Diluted EPS increased 19.2% to $0.31 in the first quarter of 2009 compared with $0.26 in the linked fourth quarter of 2008.

•

Net income was $3.1 million for the three months ended March 31, 2009, compared with $3.6 million for the first quarter of 2008. Earnings per diluted common share decreased 29.5% to $0.31 compared with the first quarter of 2008.

•	Net interest margin increased 6 basis points to 3.02% in the first quarter of 2009 from 2.96% in the fourth quarter of 2008.

•

Net interest income increased 5.5% to $12.0 million for the three months ended March 31, 2009, compared with the same quarter of 2008 and benefited from a 13.1% increase in average earning assets to $1.6 billion.

•	Loans grew 4.2% to $1.4 billion, compared with $1.3 billion at March 31, 2008.

•	Deposits increased 12.5% to $1.4 billion compared with $1.2 billion at March 31, 2008.

•	Total assets increased 11.1% to $1.7 billion since the first quarter of 2008, fueled by organic loan growth and growth in the security portfolio.

•	Efficiency ratio improved to 54.09% for the first three months of 2009, compared with 54.47% for the first quarter of 2008.

The banking industry continues to experience very difficult times. Porter Bancorp is not immune from these difficulties. Real estate lending remains a core business for the Company, and we expect continued weakening in that sector at least in the first half of 2009. We have allocated more resources to resolve problem loans while also working with our real estate clients to help them get through these difficult times.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2009 compared with the same period of 2008:

	For the Three Months Ended March 31,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$23,502	$25,674	$(2,172)	(8.5)%
Gross interest expense	11,535	14,331	(2,796)	(19.5)
Net interest income	11,967	11,343	624	5.5
Provision for credit losses	1,600	650	950	146.2
Non-interest income	1,486	1,818	(332)	(18.3)
Non-interest expense	7,276	7,117	159	2.2
Net income before taxes	4,577	5,394	(817)	(15.1)
Income tax expense	1,516	1,797	(281)	(15.6)
Net income	3,061	3,597	(536)	(14.9)

Net income of $3,061,000 for the three months ended March 31, 2009 decreased $536,000, or 14.9%, from $3,597,000 for the comparable period of 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense. Non-interest income decreased due to lower service charges on deposit accounts income resulting from lower volume in non-sufficient funds transactions, lower secondary market brokerage fees, and lower income from fiduciary activities due to decreased account asset values caused by the downturn in the market. Trust fees are based on account asset values. Non-interest expense increased primarily due to FDIC insurance premiums increasing $238,000 from the 2008 first quarter, more than double, due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system.

Net Interest Income – Our net interest income was $11,967,000 for the three months ended March 31, 2009, an increase of $624,000, or 5.5%, compared with $11,343,000 for the same period in 2008. Net interest spread and margin were 2.62% and 3.02%, respectively, for the first quarter of 2009, compared with 2.76% and 3.21%, respectively, for the first quarter of 2008. Net interest margin increased 6 basis points from our margin of 2.96% in the fourth quarter of 2008 due primarily to lower cost of funds. Net interest margin decreased 19 basis points from our margin of 3.21% in the prior year first quarter due primarily to earning assets repricing downward more quickly in the falling rate environment than cost of funds. The yield on earning assets declined 132 basis points from the 2008 first quarter, compared with a 118 basis point decline in rates paid on interest-bearing liabilities. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. As a result, if interest rates remain stable, we expect our margin to continue to expand in 2009 based upon our expectations of continued downward liability repricing with limited repricing of assets.

Our average interest-earning assets were $1.6 billion for the three months ended March 31, 2009, compared with $1.4 billion for the three months ended March 31, 2008, a 13.1% increase primarily attributable to loan growth. Average loans were $1.4 billion for the three months ended March 31, 2009, compared with $1.3 billion for the three months ended March 31, 2008, a 7.1% increase. Our total interest income decreased by 8.5% to $23.5 million for the three months ended March 31, 2009, compared with $25.7 million for the same period in 2008. The change was due to lower yield on interest earning assets resulting from the 200 basis point decrease in prime rate over the last twelve months.

Our average interest-bearing liabilities also increased by 10.4%, to $1.4 billion for the three months ended March 31, 2009, compared with $1.3 billion for the three months ended March 31, 2008. Our total interest expense decreased by 19.5% to $11.5 million for the three months ended March 31, 2009, compared with $14.3 million during the same period in 2008, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 14.8% to $1.0 billion for the three months ended March 31, 2009, compared with $904.3 million for the three months ended March 31, 2008. The average interest rate paid on certificates of deposits decreased to 3.64% for the three months ended March 31, 2009, compared with 4.91% for the three months ended March 31, 2008. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending March 31, 2009 and 2008, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,360,193	$21,270	6.34%	$1,269,818	$23,792	7.54%
Securities
Taxable	149,979	1,844	4.99	101,046	1,286	5.12
Tax-exempt (3)	22,030	221	6.26	18,034	185	6.35
FHLB stock	10,072	114	4.59	9,681	126	5.23
Other equity securities	1,901	18	3.84	4,451	35	3.16
Federal funds sold and other	77,394	35	0.18	31,014	250	3.24

Total interest-earning assets	1,621,569	23,502	5.91%	1,434,044	25,674	7.23%

Less: Allowance for loan losses	(20,024)			(16,889)
Non-interest earning assets	95,030			96,090

Total assets	$1,696,575			$1,513,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,037,856	$9,316	3.64%	$904,274	$11,046	4.91%
NOW and money market deposits	163,247	520	1.29	192,133	1,278	2.68
Savings accounts	34,736	82	0.96	31,683	117	1.49
Federal funds purchased and repurchase agreements	10,680	115	4.37	13,457	142	4.24
FHLB advances	142,065	1,149	3.28	121,605	1,323	4.38
Junior subordinated debentures	34,000	353	4.21	25,000	425	6.84

Total interest-bearing liabilities	1,422,584	11,535	3.29%	1,288,152	14,331	4.47%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	99,922			93,069
Other liabilities	8,313			8,001

Total liabilities	1,530,819			1,389,222
Stockholders’ equity	165,756			124,023

Total liabilities and stockholders’ equity	$1,696,575			$1,513,245

Net interest income		$11,967			$11,343

Net interest spread			2.62%			2.76%

Net interest margin			3.02%			3.21%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2009 vs. 2008
	Increase (decrease) due to change in		Net Change
	Rate	Volume
Interest-earning assets:
Loan receivables	$(4,131)	$1,609	$(2,522)
Securities	(40)	634	594
FHLB stock	(17)	5	(12)
Other equity securities	6	(23)	(17)
Federal funds sold and other	(373)	158	(215)

Total increase (decrease) in interest income	(4,555)	2,383	(2,172)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(3,207)	1,477	(1,730)
NOW and money market accounts	(525)	(233)	(758)
Savings accounts	(47)	12	(35)
Federal funds purchased and repurchased agreements	3	(30)	(27)
FHLB advances	(374)	200	(174)
Junior subordinated debentures	(196)	124	(72)

Total increase (decrease) in interest expense	(4,346)	1,550	(2,796)

Increase (decrease) in net interest income	$(209)	$833	$624

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Service charges on deposit accounts	$688	$829
Income from fiduciary activities	220	253
Secondary market brokerage fees	58	115
Title insurance commissions	20	40
Gains on sales of investment securities, net	1	94
Other	499	487

Total non-interest income	$1,486	$1,818

Non-interest income for the first quarter ended March 31, 2009 decreased $332,000, or 18.3%, compared with the first quarter of 2008. The decrease in non-interest income for the first quarter ended March 31, 2009 was primarily due to lower service charges on deposit accounts resulting from lower volume in non-sufficient funds transactions, lower secondary market brokerage fees, and lower income from fiduciary activities due to decreased account asset values caused by the downturn in the market. Trust fees are based on account asset values.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Salary and employee benefits	$3,878	$3,824
Occupancy and equipment	998	913
FDIC insurance	459	221
State franchise tax	450	435
Professional fees	228	246
Postage and delivery	184	175
Advertising	158	161
Communications	155	161
Other real estate owned expense	127	227
Office supplies	104	157
Other	535	597

Total non-interest expense	$7,276	$7,117

Non-interest expense for the first quarter ended March 31, 2009 increased $159,000, or 2.2%, compared with the first quarter of 2008. The increase in non-interest expense was primarily attributable to FDIC insurance assessments more than doubling following amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system. On February 27, 2009, the FDIC adopted an interim rule, with request for comment, which would institute a one-time special assessment of 20 cents per $100 of domestic deposits on FDIC insured institutions. If approved, PBI Bank estimates the assessment would total approximately $2.8 million. The assessment would be payable on September 30, 2009 and will be charged to earnings when assessed. This increase was partially offset by decreased other real estate owned expense due to the cyclical nature of costs related to foreclosures on non-performing credits, repossessing collateral, and other collection efforts. Our efficiency improved to 54.09% for the first three months of 2009 in comparison with 54.47% in the first quarter of 2008 primarily due to diligent focus on expense control and increased net interest income.

Income Tax Expense – Income tax expense was $1.5 million, or 33.1% of pre-tax income, for the first quarter ended March 31, 2009, compared with $1.8 million or 33.3% of pre-tax income for the first quarter of 2008. The slight decrease in effective tax rate is attributable to a modest increase in tax-exempt earning assets as a percentage of total interest earning assets between periods.

Analysis of Financial Condition

Total assets increased $90.5 million, or 5.5%, to $1.7 billion at March 31, 2009 from $1.6 billion at December 31, 2008. This increase was primarily attributable to increases of $64.0 million in federal funds sold, $5.5 million in cash and due from banks, and $18.3 million in net loans, from organic growth. Total assets at March 31, 2009 increased $174 million from $1.6 billion at March 31, 2008, representing an 11.1% increase.

Loans Receivable – Loans receivable increased $19 million, or 1.4%, during the three months ended March 31, 2009 to $1.4 billion. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $16.4 million, or 1.8%, during the three months and comprised 68.2% of the total loan portfolio at March 31, 2009.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$484,320	35.38%	$454,634	33.68%
Construction	358,692	26.20	371,301	27.50
Residential	347,658	25.46	342,835	25.39
Home equity	32,740	2.39	33,249	2.46
Commercial	90,269	6.59	90,978	6.74
Consumer	36,392	2.66	37,783	2.80
Agriculture	15,144	1.11	16,181	1.20
Other	2,919	0.21	3,145	0.23

Total loans	$1,368,134	100.00%	$1,350,106	100.00%

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2009 and December 31, 2008.

	March 31, 2009	December 31, 2008
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$10,002	$11,598
Non-accrual loans	14,802	9,725

Total non-performing loans	24,804	21,323
Real estate acquired through foreclosure	10,470	7,839
Other repossessed assets	117	96

Total non-performing assets	$35,391	$29,258

Non-performing loans to total loans	1.81%	1.58%

Non-performing assets to total assets	2.04%	1.78%

Nonperforming loans at March 31, 2009 were $24.8 million, or 1.81% of total loans, compared with $10.1 million, or 0.77% of total loans, at March 31, 2008, and $21.3 million, or 1.58% of total loans at December 31, 2008. The increase of $3.5 million in non-performing loans from December 31, 2008 to March 31, 2009 is primarily attributable to an increase in non-performing loans in the commercial real estate, construction and development sectors which we believe was caused by the slowdown in the economy. If the current slowdown in the economy continues or worsens, the credit performance of our real estate related loans may continue to be adversely affected. At March 31, 2009, we had restructured loans totaling $10.2 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Foreclosed properties at March 31, 2009 were $10.5 million compared with $7.1 million at March 31, 2008 and $7.8 million at December 31, 2008. The increase in foreclosed properties from year-end 2008 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve, as a percentage of total loans at March 31, 2009, increased to 1.49% from 1.37% at March 31, 2008, and increased from 1.46% at December 31, 2008. Provision for loan losses increased $950,000 to $1.6 million for the first quarter of 2009 compared with the first quarter of 2008, and decreased $1.2 million compared with the fourth quarter of 2008. Net loan charge-offs for the first quarter of 2009 were $881,000, or 0.06% of total loans, compared with $345,000, or 0.03%, for the first quarter of 2008, and $1.7 million, or 0.13%, for the fourth quarter of 2008. Our allowance for loan losses to nonperforming loans declined to 82.13% at March 31, 2009, compared to 92.16% at December 31, 2008, and 178.72% at March 31, 2008. The decline in this metric between periods is attributable to the increase in non-accrual loans. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008
	(dollars in thousands)
Balance at beginning of period	$19,652	$16,342
Acquired in bank acquisition	—	1,420
Provision for loan losses	1,600	650
Recoveries	102	74
Charge-offs	(983)	(419)

Balance at end of period	$20,371	$18,067

Allowance for loan losses to period-end loans	1.49%	1.37%

Net charge-offs to average loans	0.06%	0.03%

Allowance for loan losses to non-performing loans	82.13%	178.72%

Liabilities – Total liabilities at March 31, 2009 were $1.6 billion compared with $1.5 billion at December 31, 2008, an increase of $89.5 million, or 6.0%. The increase was primarily attributable to an increase in deposits of $102.4 million, or 7.9%, at March 31, 2009 to $1.4 billion from $1.3 billion at December 31, 2008. The increase in deposits was in both time deposits and transactional accounts from promotional efforts throughout the period.

Federal Home Loan Bank advances decreased $15.6 million, or 10.9%, to $127.2 million from $142.8 million at December 31, 2008. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$99,922	—	$93,356	—
Interest checking	77,180	0.87%	92,496	1.71%
Money market	86,067	1.67	84,316	2.66
Savings	34,736	0.96	33,969	1.30
Certificates of deposit	1,037,856	3.64	946,477	4.31

Total deposits	$1,335,761	3.01%	$1,250,614	3.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$607,132	3.65%	$607,420	4.28%
$100,000 or more	430,724	3.63%	339,057	4.36%

Total	$1,037,856	3.64%	$946,477	4.31%

The following table shows at March 31, 2009 and December 31, 2008 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of March 31, 2009	As of December 31, 2008
	(in thousands)
Three months or less	$160,559	$88,133
Three months through six months	148,985	142,760
Six months through twelve months	90,187	120,165
Over twelve months	57,564	59,273

Total	$457,295	$410,331

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2008 and the first three months of 2009, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2009, these deposits totaled $97.7 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $44.5 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At March 31, 2009, the Bank had an unused borrowing capacity with the FHLB of $85.8 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $1.0 million to $165.2 million at March 31, 2009 compared with $164.2 million at December 31, 2008. The increase was due to net income earned during the 2009 first quarter reduced by dividends declared on common stock and dividends paid on 5% cumulative preferred stock. Both the Company and the bank qualified as well capitalized under regulatory guidelines at March 31, 2009.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			March 31, 2009		December 31, 2008
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	12.00%	10.15%	12.13%	10.06%
Total risk-based capital	8.0	10.0	13.91	12.07	14.05	11.99
Tier I leverage ratio	4.0	5.0	9.76	8.26	10.10	8.37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2009, and December 31, 2008. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 3.1% at March 31, 2009 compared with a decrease of 7.6% at December 31, 2008. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 3.6% at March 31, 2009, compared with an increase of 5.1% at December 31, 2008 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2009, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$3,564	6.67%
+ 100 basis points	1,936	3.63
- 100 basis points	(1,665)	(3.12)
- 200 basis points	(4,361)	(8.17)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of March 31, 2009, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the first quarter of 2009. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

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

PORTER BANCORP, INC.
(Registrant)

May 7, 2009	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

May 7, 2009	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer