Form 10-Q
period 2009-06-30
Porter Bancorp, Inc.
filed 2009-08-07
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date.

8,339,213 shares of Common Stock, no par value, were outstanding at July 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2009 and December 31, 2008

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2009

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2009	December 31, 2008
Assets
Cash and due from financial institutions	$89,991	$43,767
Federal funds sold	6,537	8,779

Cash and cash equivalents	96,528	52,546
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	178,161	173,077
Mortgage loans held for sale	214	—
Loans, net of allowance of $20,740 and $19,652, respectively	1,341,105	1,330,454
Premises and equipment	23,412	22,543
Goodwill	23,794	23,794
Accrued interest receivable and other assets	45,994	44,843

Total assets	$1,709,808	$1,647,857

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$91,630	$92,940
Interest bearing	1,272,562	1,195,609

Total deposits	1,364,192	1,288,549
Federal funds purchased and repurchase agreements	11,232	10,084
Federal Home Loan Bank advances	126,350	142,776
Accrued interest payable and other liabilities	7,891	8,235
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,543,665	1,483,644
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding Liquidation preference of $35 million at June 30, 2009	34,219	34,131
Common stock, no par, 19,000,000 shares authorized, 8,339,617 and 8,287,933 shares issued and outstanding, respectively	76,897	76,897
Additional paid-in capital	13,648	13,483
Retained earnings	41,808	39,957
Accumulated other comprehensive income (loss)	(429)	(255)

Total stockholders’ equity	166,143	164,213

Total liabilities and stockholders’ equity	$1,709,808	$1,647,857

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$21,102	$23,385	$42,372	$47,177
Taxable securities	2,152	1,223	4,014	2,544
Tax exempt securities	223	205	444	390
Fed funds sold and other	168	228	317	604

	23,645	25,041	47,147	50,715

Interest expense
Deposits	9,468	11,152	19,386	23,593
Federal Home Loan Bank advances	937	1,434	2,086	2,757
Subordinated capital note	98	—	200	—
Junior subordinated debentures	209	318	460	743
Federal funds purchased and other	120	165	235	307

	10,832	13,069	22,367	27,400

Net interest income	12,813	11,972	24,780	23,315
Provision for loan losses	1,600	750	3,200	1,400

Net interest income after provision for loan losses	11,213	11,222	21,580	21,915

Non-interest income
Service charges on deposit accounts	788	902	1,476	1,731
Income from fiduciary activities	198	331	418	584
Secondary market brokerage fees	73	106	131	221
Title insurance commissions	44	54	64	94
Net gain on sales of loans originated for sale	241	—	241	—
Net gain (loss) on sales of securities	—	(139)	1	(45)
Other	551	534	1,050	1,021

	1,895	1,788	3,381	3,606

Non-interest expense
Salaries and employee benefits	3,813	3,892	7,691	7,716
Occupancy and equipment	981	904	1,979	1,817
FDIC Insurance	503	242	962	463
FDIC special assessment	781	—	781	—
State franchise tax	450	435	900	870
Professional fees	203	172	431	418
Postage and delivery	184	192	368	367
Communications	230	188	385	349
Advertising	125	140	283	301
Other real estate owned expense	226	120	353	347
Other	732	762	1,371	1,516

	8,228	7,047	15,504	14,164

Income before income taxes	4,880	5,963	9,457	11,357
Income tax expense	1,635	1,990	3,151	3,787

Net income	3,245	3,973	6,306	7,570
Less:
Dividends on preferred stock	437	—	875	—
Accretion on preferred stock	44	—	88	—

Net income available to common shareholders	$2,764	$3,973	$5,343	$7,570

Basic and diluted earnings per common share	$0.33	$0.48	$0.64	$0.91

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2009

(dollars in thousands, except share and per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common	Preferred	Common	Preferred

Balances, January 1, 2009	8,287,933	35,000	$76,897	$34,131	$13,483	$39,957	$(255)	$164,213
Issuance of unvested stock	51,684	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	165	—	—	165
Comprehensive income:
Net income	—	—	—	—	—	6,306	—	6,306
Changes in accumulated other comprehensive income (loss), net of taxes	—	—	—	—	—	—	(174)	(174)

Total comprehensive income	—	—	—	—	—	—	—	6,132

Dividends on preferred stock	—	—	—	—	—	(875)	—	(875)
Amortization of preferred stock discount	—	—	—	88	—	(88)	—	—
Cash dividends declared ($0.42 per share)	—	—	—	—	—	(3,492)	—	(3,492)

Balances, June 30, 2009	8,339,617	35,000	$76,897	$34,219	$13,648	$41,808	$(429)	$166,143

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2009 and 2008

(dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income	$6,306	$7,570
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,867	1,881
Provision for loan losses	3,200	1,400
Net amortization (accretion) on securities	147	(70)
Stock-based compensation expense	178	136
Net gain on loans originated for sale	(241)	—
Loans originated for sale	(12,128)	—
Proceeds from sales of loans originated for sale	12,076	—
Net (gain) loss on sales of investment securities	(1)	45
Net loss on sales of other real estate owned	60	112
Earnings on bank owned life insurance	(142)	(156)
Federal Home Loan Bank stock dividends	—	(259)
Net change in accrued interest receivable and other assets	938	2,506
Net change in accrued interest payable and other liabilities	(280)	(1,429)

Net cash from operating activities	11,980	11,736

Cash flows from investing activities
Purchases of available-for-sale securities	(23,272)	(15,087)
Sales and calls of available-for-sale securities	762	21,905
Maturities and prepayments of available-for-sale securities	17,013	13,899
Proceeds from sale of other real estate owned	6,737	4,342
Improvements to other real estate owned	(37)	(150)
Loan originations and payments, net	(23,550)	(59,408)
Purchases of premises and equipment, net	(1,678)	(1,851)
Redemption of bank owned life insurance	—	2,179
Acquisition of Paramount Bank, net	—	(5,215)

Net cash from investing activities	(24,025)	(39,386)

Cash flows from financing activities
Net change in deposits	75,643	25,718
Net change in federal funds purchased and repurchase agreements	1,148	(532)
Repayment of Federal Home Loan Bank advances	(66,426)	(1,669)
Advances from Federal Home Loan Bank	50,000	25,000
Repurchase common stock	—	(301)
Cash dividends paid on preferred stock	(846)	—
Cash dividends paid on common stock	(3,492)	(3,313)

Net cash from financing activities	56,027	44,903

Net change in cash and cash equivalents	43,982	17,253
Beginning cash and cash equivalents	52,546	42,987

Ending cash and cash equivalents	$96,528	$60,240

Supplemental cash flow information:
Interest paid	$15,542	$28,046
Income taxes paid	3,650	3,100
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$8,877	$6,810

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

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

Servicing fee income which is reported on the income statement as loan servicing fees, net is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loan servicing income, late fees and ancillary fees related to loan servicing are not material.

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

FASB Staff Position (FSP) “SFAS 142-3, Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 11 of Statement No.142, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 11 of Statement No. 142. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter and has been applied to all periods shown. See Note 7 for further discussion.

The FASB finalized four FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an company’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are:

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

These staff positions are effective for financial statements issued for periods ending after June 15, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management evaluated events and transactions occurring after June 30, 2009 but before August 7, 2009. The impact of adoption did not have a material impact on the results of operations or financial position of the Company.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162.” This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

Note 2 – Stock Plans and Stock Based Compensation

At June 30, 2009, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2009, the Company had granted outstanding options to purchase 199,809 shares under the 2000 option plan and 38,670 shares under the 2006 plan. The Company also had granted under the 2006 plan 105,813 unvested shares net of forfeitures and vesting. The Company has 236,868 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted outstanding options to purchase 45,150 shares and granted 4,073 unvested shares to non-employee directors. At June 30, 2009, 49,930 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Six Months Ended June 30, 2009		Twelve Months Ended December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	283,629	$24.03	298,784	$23.97
Granted	—	—	—	—
Forfeited	—	—	(15,155)	22.81

Outstanding, ending	283,629	$24.03	283,629	$24.03

The following table details stock options outstanding:

June 30, 2009
Stock options vested and currently exercisable:	276,295
Weighted average exercise price	$24.09
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.3
Total Options Outstanding:	283,629
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.3

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at June 30, 2009. There were no options exercised during the first six months of 2009. The Company recorded $30,000 of stock option compensation during the six months ended June 30, 2009 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $11,000 was recognized. No options were modified during the period. As of June 30, 2009, no stock options issued by the Company have been exercised.

From time-to-time the Company grants unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant for the 2009 grants ranged from $11.39 to $14.20 per share. The Company recorded $148,000 of stock-based compensation during the first six months of 2009 to salaries and employee benefits. A deferred tax benefit of $52,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended June 30, 2009		Twelve Months Ended December 31, 2008
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	68,991	$20.82	43,502	$23.71
Granted	51,684	11.52	33,550	18.54
Vested	(10,789)	20.08	(5,160)	23.20
Forfeited	—	—	(2,901)	22.16

Outstanding, ending	109,886	$16.52	68,991	$20.82

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2009 and beyond is estimated as follows (in thousands):

July 2009 – December 2009	$208
2010	357
2011	346
2012	334
2013 & thereafter	533

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2009
U.S. Government and federal agency	$1,086	$29	$—	$1,115
State and municipal	24,819	376	(365)	24,830
Agency mortgage-backed	107,041	3,118	—	110,159
Private label mortgage-backed	31,210	449	(3,177)	28,482
Corporate bonds	12,059	166	(540)	11,685
Other debt securities	704	—	(123)	581

Total debt securities	176,919	4,138	(4,205)	176,852
Equity	1,902	17	(610)	1,309

Total	$178,821	$4,155	$(4,815)	$178,161

December 31, 2008
U.S. Government and federal agency	$2,938	$22	$—	$2,960
State and municipal	24,493	330	(415)	24,408
Agency mortgage-backed	119,807	1,293	(118)	120,982
Private label mortgage-backed	17,139	—	(494)	16,645
Corporate bonds	6,489	39	(451)	6,077
Other	704	—	—	704

Total debt securities	171,570	1,684	(1,478)	171,776
Equity	1,900	28	(627)	1,301

Total	$173,470	$1,712	$(2,105)	$173,077

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Proceeds	$261	$21,862	$762	$21,905
Gross gains	—	431	1	525
Gross losses	—	570	—	570

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$14,998	$14,800
One to five years	111,638	113,220
Five to ten years	38,356	38,181
Beyond ten years	13,829	11,960

Total	$178,821	$178,161

Securities pledged at June 30, 2009 and December 31, 2008 had carrying values of approximately $67.6 million and $74.2 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. At June 30, 2009, all significant private label mortgage-backed securities were rated AAA.

At June 30, 2009, the Company held 44 equity securities. Of these securities, 7 had an unrealized loss of $74,000 and had been in an unrealized loss position for less than twelve months and 29 had an unrealized loss of $536,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality and current market pricing for these equity securities monthly. Management believes it is more likely than not that it will not be required to sell securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of June 30, 2009, management does not believe any equity securities in our portfolio should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2009
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	8,588	(275)	975	(90)	9,563	(365)
Agency mortgage-backed	59	—	—	—	59	—
Private label mortgage-backed	13,985	(3,092)	4,942	(85)	18,927	(3,177)
Corporate bonds	2,005	(56)	4,649	(484)	6,654	(540)
Other debt securities	581	(123)	—	—	581	(123)
Equity	176	(74)	1,024	(536)	1,200	(610)

Total temporarily impaired	$25,394	$(3,620)	$11,590	$(1,195)	$36,984	$(4,815)

December 31, 2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	12,240	(412)	96	(3)	12,336	(415)
Agency mortgage-backed	34,119	(61)	1,446	(57)	35,565	(118)
Private label mortgage-backed	9,730	(494)	—	—	9,730	(494)
Corporate bonds	2,266	(141)	2,776	(310)	5,042	(451)
Equity	578	(315)	447	(312)	1,025	(627)

Total temporarily impaired	$58,933	$(1,423)	$4,765	$(682)	$63,698	$(2,105)

Note 4 – Loans

Loans were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Commercial	$90,899	$90,978
Real estate	1,215,072	1,202,019
Agriculture	16,100	16,181
Consumer	36,903	37,783
Other	2,871	3,145

Subtotal	1,361,845	1,350,106
Less: Allowance for loan losses	(20,740)	(19,652)

Loans, net	$1,341,105	$1,330,454

Activity in the allowance for loan losses was as follows:

	June 30, 2009	June 30, 2008
	(in thousands)
Beginning balance	$19,652	$16,342
Acquired in bank acquisition	—	1,420
Provision for loan losses	3,200	1,400
Loans charged-off	(2,283)	(1,217)
Loan recoveries	171	188

Ending balance	$20,740	$18,133

Impaired loans were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Loans with no allocated allowance for loan losses	$3,668	$3,479
Loans with allocated allowance for loan losses	1,721	2,624

Total	$5,389	$6,103

Amount of the allowance for loan losses allocated	$76	$224

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Average of impaired loans during the period	$7,002	$5,441
Interest income recognized during impairment	217	84
Cash basis interest income recognized	217	84

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Loans past due 90 days or more still on accrual	$8,405	$11,598
Non-accrual loans	10,872	9,725

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At June 30, 2009 we had restructured loans totaling $8.4 million, compared with $13.6 million at December 31, 2008, with borrowers who experienced deterioration in financial condition. These loans are secured by 1 to 4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Note 5 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2009	December 31, 2008
	(in thousands)
Single maturity advances with fixed rates from 0.20% to 5.64% maturing from 2009 through 2012, averaging 2.66% for 2009	$111,500	$126,595
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2009 through 2035, averaging 3.72% for 2009	14,850	16,181

Total	$126,350	$142,776

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At June 30, 2009, the Bank had unused borrowing capacity of $90.8 million with the FHLB.

Note 6 – Fair Values Measurement

SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that an entity has the ability to access as of the measurement date, or observable inputs.

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. Preferred stock issued by closely held financial institutions and privately issued mortgage-backed securities were historically priced using Level 2 inputs. The decline in the level of observable inputs in these classes of investments at the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. As such, these investments are now priced using Level 3 inputs.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at fair value. Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market. Fair value on non-real estate collateral loans is determined using similar methods. In addition, business equipment may be valued by using the net book value from the business’ financial statements. Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for impairment. The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009
		(in thousands)
Description	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$1,115	$—	$1,115	$—
State and municipal	24,830	—	24,830	—
Agency mortgage-backed	110,159	—	110,159	—
Private label mortgage-backed	28,482	—	—	28,482
Corporate bonds	11,685	—	11,685	—
Other debt securities	581	—	—	581
Equity securities	1,309	1,309	—	—

Total	$178,161	$1,309	$147,789	$29,063

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Six Months Ended June 30, 2009
Balance, January 1, 2009	$0
Purchases	16,386
Transfers from Level 2	17,349
Net accretion (amortization)	334
Principal paydowns	(1,706)
Net change in unrealized gain (loss)	(3,300)

Balance, June 30, 2009	$29,063

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009
		(in thousands)
Description	June 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,608	$—	$—	$4,608
Other real estate owned	8,877	—	—	8,877

Impaired loans had a carrying amount of $5.4 million and a valuation allowance of $781,000, resulting in an additional provision for loan losses of $103,000 for the first six months of 2009.

Other real estate owned write-downs recorded during the first six months of 2009 totaled $405,000.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008
		(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$2,960	$—	$2,960	$—
State and municipal	24,408	—	24,408	—
Agency mortgage-backed	120,982	—	120,982	—
Private label mortgage-backed	16,645	—	16,645	—
Corporate bonds	6,077	—	6,077	—
Other debt securities	704	—	704	—
Equity	1,301	1,301	—	—

Total	$173,077	$1,301	$171,776	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008
		(in thousands)
Description	December 31, 2008	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$4,854	$—	$—	$4,854
Other real estate owned	5,816	—	—	5,816

Impaired loans had a carrying amount of $6.1 million and a valuation allowance of $1.2 million, resulting in an additional provision for loan losses of $1.06 million for 2008.

Other real estate owned write-downs recorded during 2008 totaled $478,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$96,528	$96,528	$52,546	$52,546
Interest-bearing deposits with banks	600	600	600	600
Loans, net	1,341,105	1,353,724	1,330,454	1,342,446
Accrued interest receivable	9,412	9,412	10,228	10,228
Financial liabilities
Deposits	$1,364,192	$1,362,044	$1,288,549	$1,285,772
Federal funds purchased and securities sold under agreements to repurchase	11,232	11,232	10,084	10,084
Federal Home Loan Bank advances	126,350	127,627	142,776	144,030
Subordinated capital notes	9,000	7,753	9,000	8,216
Junior subordinated debentures	25,000	20,051	25,000	21,326
Accrued interest payable	3,052	3,052	3,722	3,722

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

Note 7 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic
Net income	$3,245	$3,973	$6,306	$7,570
Less:
Preferred stock dividends	437	—	875	—
Accretion of preferred stock discount	44	—	88	—

Net income available to common shareholders	$2,764	$3,973	$5,343	$7,570

Weighted average voting and unvested common shares outstanding	8,338,008	8,283,916	8,316,376	8,279,178

Basic earnings per common share	$0.33	$0.48	$0.64	$0.91

Diluted
Weighted average voting and unvested common shares outstanding	8,338,008	8,283,916	8,316,376	8,279,178
Add: dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and potential common shares	8,338,008	8,283,916	8,316,376	8,279,178

Diluted earnings per common share	$0.33	$0.48	$0.64	$0.91

All historical data has been adjusted to reflect the 5% stock dividend paid on November 10, 2008.

In connection with our adoption of FSP EITF 03-6-1, weighted average voting and unvested common shares outstanding includes unvested shares issued through the 2006 incentive compensation plan of 109,886 at June 30, 2009 and 74,962 at June 30, 2008. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. Adoption of this FSP had no effect on current or prior period basic and diluted EPS. Reduced basic and diluted EPS for the second quarter and first six months of 2008, from previously reported EPS, by three and six cents per common share, respectively, was the result of the adjustment to reflect the 5% stock dividend paid on November 10, 2008.

Stock options for 283,629 shares of common stock for 2009 and 296,159 shares of common stock for 2008 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 299,829 shares of the Company’s common stock at an exercise price of $17.51 was outstanding at June 30, 2009 (none at June 30, 2008) but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 8 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(362)	$(2,744)	$(267)	$(1,490)
Less: Reclassification adjustment for gains (losses) realized in income	—	(139)	1	(45)

Net unrealized gains (losses)	(362)	(2,605)	(268)	(1,445)
Tax effect	127	912	94	506

Net-of-tax amount	$(235)	$(1,693)	$(174)	$(939)

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part II, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2008 Annual Report on Form 10-K.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or basis underlying the forward-looking statement. The Company believes it has chosen these assumptions or basis in good faith and that they are reasonable. We caution you however, that assumptions or basis almost always vary from actual results, and the differences between assumptions or basis and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 19 full-service banking offices in 12 counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington Kentucky, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

For the three and six months ended June 30, 2009, respectively, the Company reported net income of $3.2 million and $6.3 million. This compares with net income of $4.0 million and $7.6 million, respectively, for the same periods of 2008. Net income available to common shareholders for the three and six months ended June 30, 2009 was $2.8 million and $5.3 million, respectively. Net income available to common shareholders was reduced by $481,000 and $963,000 for dividends and accretion on $35 million in preferred stock issued to the United States Treasury. There were no comparable preferred dividends in the second quarter or first six months of 2008. Basic and diluted earnings per common share were $0.33 and $0.64 for the three and six months ended June 30, 2009, respectively, compared with $0.48 and $0.91 for the same periods of 2008.

Significant developments during the quarter and six months ended June 30, 2009 consist of the following:

•

Earnings per common share increased 6.5% to $0.33 in the second quarter of 2009 compared with $0.31 in the first quarter of 2009. The growth in earnings benefited from an increase in net interest income, but was partially offset by a special FDIC assessment of $781,000, that was equivalent to $0.06 per diluted common share, net of tax.

•

Net income was $3.2 million for the three months ended June 30, 2009, compared with $4.0 million for the second quarter of 2008. Earnings per diluted common share were $0.33 in the second quarter of 2009 compared with $0.48 per share in the second quarter of 2008. Net income was $6.3 million for the six months ended June 30, 2009, compared with $7.6 million for the first six months of 2008. Earnings per diluted common share were $0.64 for the first six months of 2009 compared with $0.91 for the same period of 2008. The June 30, 2009, three and six months earnings per common share results included deductions of approximately $0.06 and $0.12, respectively, per common share attributable to dividends and accretion on $35 million in preferred stock issued to the United States Treasury and $0.06 per common share in both periods due to an FDIC special assessment. There were no comparable preferred dividends or FDIC special assessment in the second quarter or first six months of 2008.

•

Net interest margin for the second quarter of 2009 declined to 3.13% compared with 3.29% for the second quarter of 2008. For the first six months of 2009, net interest margin decreased to 3.08% compared with 3.25% for the same period of 2008. However, net interest margin increased 11 basis points to 3.13% in the second quarter of 2009 from 3.02% in the first quarter of 2009.

•

Net interest income increased 7.0% to $12.8 million for the three months ended June 30, 2009, and 6.3% to $24.8 million for the six months ended June 30, 2009, compared with the same quarter and six months of 2008, respectively. Net interest income benefited from an increase in average earning assets of 12.4%, to $1.7 billion for the second quarter of 2009, and 12.8%, to $1.6 million for the first six months of 2009, in comparison to the same quarter and six months of 2008, respectively.

•	Loans grew 1.4% to $1.4 billion, compared with $1.3 billion at June 30, 2008.

•	Deposits increased 7.6% to $1.4 billion compared with $1.3 billion at June 30, 2008.

•	Total assets increased 8.1% to $1.7 billion since the second quarter of 2008, due to growth in loans and the security portfolio.

•

Nonperforming loans declined $5.5 million, or 22.3%, to $19.3 million in the 2009 second quarter compared with the first quarter of 2009. Non-performing assets declined $6.5 million, or 18.3%, to $28.9 million compared with the first quarter of 2009.

•	Porter Bancorp’s stock was added to the Russell 2000 index effective June 2009.

The banking industry continues to experience very difficult times. Porter Bancorp is not immune from these difficulties. Real estate lending remains a core business for the Company, and we expect continued weakening in that sector during the second half of 2009. We have allocated more resources to resolve problem loans while also working with our real estate clients to help them get through these difficult times.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2009 compared with the same period of 2008:

	For the Three Months Ended June 30,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$23,645	$25,041	$(1,396)	(5.6)%
Gross interest expense	10,832	13,069	(2,237)	(17.1)
Net interest income	12,813	11,972	841	7.0
Provision for credit losses	1,600	750	850	113.3
Non-interest income	1,895	1,788	107	6.0
Non-interest expense	8,228	7,047	1,181	16.8
Net income before taxes	4,880	5,963	(1,083)	(18.2)
Income tax expense	1,635	1,990	(355)	(17.8)
Net income	3,245	3,973	(728)	(18.3)

Net income of $3,245,000 for the three months ended June 30, 2009 decreased $728,000, or 18.3%, from $3,973,000 for the comparable period of 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense, a special FDIC assessment of $781,000, and recurring FDIC insurance premiums increasing $261,000 from the 2008 second quarter due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system. Increased expense was partially offset with increased net interest income and non-interest income. Net interest income benefited from an increase of 12.4% in earning assets from the prior year second quarter, and decreased cost of funds to 2.98% in the 2009 second quarter from 3.94% in the prior year second quarter. The increase in non-interest income was due to gains on sales of loans originated for sale, which were partially offset by lower income from fiduciary activities. Our subsidiary, PBI Bank, began originating residential real estate loans for sale in the secondary market late in the first quarter of 2009. The Bank retains servicing rights for the sold loans.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2009 compared with the same period of 2008:

	For the Six Months Ended June 30,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$47,147	$50,715	$(3,568)	(7.0)%
Gross interest expense	22,367	27,400	(5,033)	(18.4)
Net interest income	24,780	23,315	1,465	6.3
Provision for credit losses	3,200	1,400	1,800	128.6
Non-interest income	3,381	3,606	(225)	(6.2)
Non-interest expense	15,504	14,164	1,340	9.5
Net income before taxes	9,457	11,357	(1,900)	(16.7)
Income tax expense	3,151	3,787	(636)	(16.8)
Net income	6,306	7,570	(1,264)	(16.7)

Net income of $6,306,000 for the six months ended June 30, 2009 decreased $1.3 million, or 16.7%, from $7,570,000 for the comparable period of 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense, a special FDIC assessment of $781,000, and recurring FDIC insurance premiums increasing $499,000 from the first half of 2008 due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system. Increased expense was partially offset with increased net interest income. Net interest income benefited from an increase of 12.8% in earning assets from the first half of 2008, and decreased cost of funds to 3.13% in the first six months of 2009 from 4.20% in the same period of 2008.

Net Interest Income – Our net interest income was $12,813,000 for the three months ended June 30, 2009, an increase of $841,000, or 7.0%, compared with $11,972,000 for the same period in 2008. Net interest spread and margin were 2.76% and 3.13%, respectively, for the second quarter of 2009, compared with 2.91% and 3.29%, respectively, for the second quarter of 2008. Net interest income was $24,780,000 for the six months ended June 30, 2009, an increase of $1,465,000, or 6.3%, compared with $23,315,000 for the same period of 2008. Net interest spread and margin were 2.69% and 3.08%, respectively, for the first six months of 2009, compared with 2.84% and 3.25%, respectively, for the first six months of 2008. Net interest margin increased 11 basis points from our margin of 3.02% in the first quarter of 2009 due primarily to lower cost of funds. Net interest margin decreased 17 basis points from our margin of 3.25% in the first half of 2008 due primarily to earning assets repricing downward more quickly in the falling rate environment than cost of funds. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. As a result, if interest rates remain stable, we expect our margin to continue to expand in 2009 based upon our expectations of continued downward liability repricing with limited repricing of assets.

Our yield on earning assets decreased to 5.74% for the second quarter of 2009 compared to 6.85% for the second quarter of 2008. Our cost of funds also decreased to 2.98% for the second quarter of 2009 compared to 3.94% for the second quarter of 2008. Our yield on earning assets declined 122 basis points from 7.04% during the first quarter of 2008 and our cost of funds decreased 107 basis points from 4.20%. Interest rate cuts made by the Federal Reserve over the last year adversely affected our margin as we are asset sensitive. However, liabilities continued to reprice during the first half of 2009 lowering our cost of funds to a greater extent than the downward repricing of assets.

Our average interest-earning assets were $1.6 billion for the six months ended June 30, 2009, compared with $1.5 billion for the six months ended June 30, 2008, a 12.8% increase primarily attributable to growth in loan and securities. Average loans were $1.4 billion for the six months ended June 30, 2009, compared with $1.3 billion for the six months ended June 30, 2008, a 4.8% increase. Average securities were $173 million for the six months ended June 30, 2009, compared with $117 million for the same period of 2008, a 47.8% increase. Our total interest income decreased by 7.0% to $47.1 million for the six months ended June 30, 2009, compared with $50.7 million for the same period in 2008. The change was due to lower yield on interest earning assets resulting from the 175 basis point decrease in prime rate over the last twelve months.

Our average interest-bearing liabilities also increased by 9.8%, to $1.4 billion for the six months ended June 30, 2009, compared with $1.3 billion for the six months ended June 30, 2008. Our total interest expense decreased by 18.4% to $22.4 million for the six months ended June 30, 2009, compared with $27.4 million during the same period in 2008, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 16.2% to $1.1 billion for the six months ended June 30, 2009, compared with $913.9 million for the six months ended June 30, 2008. The average interest rate paid on certificates of deposits decreased to 3.45% for the six months ended June 30, 2009, compared with 4.64% for the six months ended June 30, 2008. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending June 30, 2009 and 2008, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,360,191	$21,102	6.22%	$1,326,996	$23,385	7.09%
Securities
Taxable	152,416	2,141	5.63	94,814	1,192	5.06
Tax-exempt (3)	21,909	223	6.28	20,492	205	6.19
FHLB stock	10,072	112	4.46	9,807	133	5.45
Other equity securities	1,901	11	2.32	4,069	31	3.06
Federal funds sold and other	112,900	56	0.20	19,634	95	1.95

Total interest-earning assets	1,659,389	23,645	5.74%	1,475,812	25,041	6.85%

Less: Allowance for loan losses	(20,581)			(18,409)
Non-interest earning assets	96,058			106,232

Total assets	$1,734,866			$1,563,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,086,698	$8,869	3.27%	$923,586	$10,060	4.38%
NOW and money market deposits	166,469	517	1.25	186,871	980	2.11
Savings accounts	35,599	82	0.92	35,241	112	1.28
Federal funds purchased and repurchase agreements	10,624	120	4.53	18,011	165	3.68
FHLB advances	123,388	937	3.05	145,419	1,434	3.97
Junior subordinated debentures	34,000	307	3.62	25,000	318	5.12

Total interest-bearing liabilities	1,456,778	10,832	2.98%	1,334,128	13,069	3.94%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	103,102			96,455
Other liabilities	7,818			6,841

Total liabilities	1,567,698			1,437,424
Stockholders’ equity	167,168			126,211

Total liabilities and stockholders’ equity	$1,734,866			$1,563,635

Net interest income		$12,813			$11,972

Net interest spread			2.76%			2.91%

Net interest margin			3.13%			3.29%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending June 30, 2009 and 2008, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,360,192	$42,372	6.28%	$1,298,407	$47,177	7.31%
Securities
Taxable	151,204	3,985	5.31	97,930	2,478	5.09
Tax-exempt (3)	21,969	444	6.27	19,263	390	6.26
FHLB stock	10,072	226	4.52	9,744	259	5.35
Other equity securities	1,901	29	3.08	4,260	66	3.12
Federal funds sold and other	95,245	91	0.19	25,324	345	2.74

Total interest-earning assets	1,640,583	47,147	5.82%	1,454,928	50,715	7.04%

Less: Allowance for loan losses	(20,304)			(17,649)
Non-interest earning assets	95,547			101,161

Total assets	$1,715,826			$1,538,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,062,412	$18,185	3.45%	$913,930	$21,106	4.64%
NOW and money market deposits	164,867	1,037	1.27	189,502	2,258	2.40
Savings accounts	35,170	164	0.94	33,462	229	1.38
Federal funds purchased and repurchase agreements	10,652	235	4.45	15,734	307	3.92
FHLB advances	132,675	2,086	3.17	133,512	2,757	4.15
Junior subordinated debentures	34,000	660	3.91	25,000	743	5.98

Total interest-bearing liabilities	1,439,776	22,367	3.13%	1,311,140	27,400	4.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	101,521			94,762
Other liabilities	8,063			7,421

Total liabilities	1,549,360			1,413,323
Stockholders’ equity	166,466			125,117

Total liabilities and stockholders’ equity	$1,715,826			$1,538,440

Net interest income		$24,780			$23,315

Net interest spread			2.69%			2.84%

Net interest margin			3.08%			3.25%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2009 vs. 2008			Six Months Ended June 30, 2009 vs. 2008
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(2,856)	$573	$(2,283)	$(6,970)	$2,165	$(4,805)
Securities	183	784	967	134	1,427	1,561
FHLB stock	(25)	4	(21)	(42)	9	(33)
Other equity securities	(6)	(14)	(20)	(1)	(36)	(37)
Federal funds sold and other	(149)	110	(39)	(544)	290	(254)

Total increase (decrease) in interest income	(2,853)	1,457	(1,396)	(7,423)	3,855	(3,568)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(2,784)	1,593	(1,191)	(6,008)	3,087	(2,921)
NOW and money market accounts	(365)	(98)	(463)	(957)	(264)	(1,221)
Savings accounts	(31)	1	(30)	(76)	11	(65)
Federal funds purchased and repurchased agreements	33	(78)	(45)	36	(108)	(72)
FHLB advances	(300)	(197)	(497)	(654)	(17)	(671)
Junior subordinated debentures	(107)	96	(11)	(303)	220	(83)

Total increase (decrease) in interest expense	(3,554)	1,317	(2,237)	(7,962)	2,929	(5,033)

Increase (decrease) in net interest income	$701	$140	$841	$539	$926	$1,465

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Service charges on deposit accounts	$788	$902	$1,476	$1,731
Income from fiduciary activities	198	331	418	584
Secondary market brokerage fees	73	106	131	221
Title insurance commissions	44	54	64	94
Gains on sales of loans originated for sale	241	—	241	—
Gains (losses) on sales of investment securities, net	—	(139)	1	(45)
Other	551	534	1,050	1,021

Total non-interest income	$1,895	$1,788	$3,381	$3,606

Non-interest income for the second quarter ended June 30, 2009 increased $107,000, or 6.0%, compared with the second quarter of 2008. For the six months ended June 30, 2009 non-interest income decreased by $225,000 to $3.4 million compared with $3.6 million for same period of 2008. The increase in non-interest income for the second quarter ended June 30, 2009 was primarily due to gains on sales of loans originated for sale, which were partially offset by lower service charges on deposit accounts and lower income from fiduciary activities. Our subsidiary, PBI Bank, began originating residential real estate loans for sale in the secondary market late in the first quarter of 2009. The Bank retained servicing rights for the sold loans. In addition, the loss on sales of securities experienced in the 2008 second quarter was not repeated in the 2009 second quarter. The decrease in non-interest income for the six months ended June 30, 2009 was due to lower service charges on deposit accounts resulting from lower volume in non-sufficient funds transactions, lower secondary market brokerage fees, and lower income from fiduciary activities due to decreased account asset values caused by the downturn in the market. Trust fees are based on account asset values. These decreases were partially offset by gains on sales of loans originated for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Salary and employee benefits	$3,813	$3,892	$7,691	$7,716
Occupancy and equipment	981	904	1,979	1,817
FDIC insurance	503	242	962	463
FDIC special insurance assessment	781	—	781	—
State franchise tax	450	435	900	870
Professional fees	203	172	431	418
Communications	230	188	385	349
Postage and delivery	184	192	368	367
Other real estate owned expense	226	120	353	347
Advertising	125	140	283	301
Office supplies	114	181	218	338
Other	618	581	1,153	1,178

Total non-interest expense	$8,228	$7,047	$15,504	$14,164

Non-interest expense for the second quarter ended June 30, 2009 increased $1.2 million, or 16.8%, compared with the second quarter of 2008. For the six months ended June 30, 2009, non-interest expense increased $1.3 million, or 9.5%, to $15.5 million compared with $14.2 million for the first six months of 2008. The increase in non-interest expense was primarily attributable to FDIC insurance assessments more than doubling following amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system and to a special assessment of $781,000 assessed in the 2009 second quarter and payable September 30, 2009. Without this special assessment our efficiency ratio for the first six months of 2009 would have been 52.28%, an improvement from our ratio of 52.53% in the same period of 2008.

Income Tax Expense – Income tax expense was $1.6 million, or 33.5% of pre-tax income, for the second quarter ended June 30, 2009, and $3.2 million, or 33.3% of pre-tax income, for the first six months of 2009, compared with $2.0 million, or 33.4% of pre-tax income, for the second quarter of 2008, and $3.8 million, or 33.3% or pre-tax income, for the first six months of 2008.

Analysis of Financial Condition

Total assets increased $62.0 million, or 3.8%, to $1.7 billion at June 30, 2009 from $1.6 billion at December 31, 2008. This increase was primarily attributable to increases of $46.2 million in cash and due from banks and $10.7 million in net loans from organic growth. Total assets at June 30, 2009 increased $128 million from $1.6 billion at June 30, 2008, representing an 8.1% increase.

Loans Receivable – Loans receivable increased $11.7 million, or 0.9%, during the six months ended June 30, 2009 to $1.4 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $2.2 million, or 0.2%, during the six months and comprised 67.2% of the total loan portfolio at June 30, 2009.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$491,160	36.07%	$454,634	33.68%
Construction	332,608	24.42	371,301	27.50
Residential	359,029	26.37	342,835	25.39
Home equity	32,275	2.37	33,249	2.46
Commercial	90,899	6.67	90,978	6.74
Consumer	36,903	2.71	37,783	2.80
Agriculture	16,100	1.18	16,181	1.20
Other	2,871	0.21	3,145	0.23

Total loans	$1,361,845	100.00%	$1,350,106	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$8,405	$11,598
Non-accrual loans	10,872	9,725

Total non-performing loans	19,277	21,323
Real estate acquired through foreclosure	9,551	7,839
Other repossessed assets	80	96

Total non-performing assets	$28,908	$29,258

Non-performing loans to total loans	1.42%	1.58%

Non-performing assets to total assets	1.69%	1.78%

Nonperforming loans at June 30, 2009 were $19.3 million, or 1.42% of total loans, compared with $12.9 million, or 0.96% of total loans, at June 30, 2008, and $21.3 million, or 1.58% of total loans at December 31, 2008. The decrease of $2.0 million in non-performing loans from December 31, 2008 to June 30, 2009 is primarily attributable to the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. At June 30, 2009, we had restructured loans totaling $8.4 million, compared with $13.6 million at December 31, 2008, with borrowers who experienced deterioration in financial condition. These loans are secured by 1 to 4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Foreclosed properties at June 30, 2009 were $9.6 million compared with $6.6 million at June 30, 2008 and $7.8 million at December 31, 2008. The increase in foreclosed properties from year-end 2008 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve, as a percentage of total loans at June 30, 2009, increased to 1.52% from 1.35% at June 30, 2008, and increased from 1.46% at December 31, 2008. Provision for loan losses increased $850,000 to $1.6 million for the second quarter of 2009 compared with the second quarter of 2008. Provision for loan losses increased $1.8 million to $3.2 million for the six months ended June 30, 2009, compared with $1.4 million for the same six months of 2008. The increase in provision expense was primarily due to growth in our loan portfolio coupled with the increase in net charge-offs between periods. Net loan charge-offs for the second quarter of 2009 were $1.2 million, or 0.09% of total loans, compared with $684,000, or 0.05%, for the second quarter of 2008, and $881,000, or 0.06%, for the first quarter of 2009. Net loan charge-offs for the six months ended June 30, 2008 were $2.1 million, or 0.16% of average loans, compared with $1.03 million, or 0.08%, for the first six months of 2008. Our allowance for loan losses to nonperforming loans increased to 107.59% at June 30, 2009, compared to 92.16% at December 31, 2008, but decreased in comparison with 140.66% at June 30, 2008.

We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2009 and 2008 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance at beginning of period	$20,371	$18,067	$19,652	$16,342
Acquired in bank acquisition	—	—	—	1,420
Provision for loan losses	1,600	750	3,200	1,400
Recoveries	69	114	171	188
Charge-offs	(1,300)	(798)	(2,283)	(1,217)

Balance at end of period	$20,740	$18,133	$20,740	$18,133

Allowance for loan losses to period-end loans	1.52%	1.35%	1.52%	1.35%

Net charge-offs to average loans	0.09%	0.05%	0.16%	0.08%

Allowance for loan losses to non-performing loans	107.59%	140.66%	107.59%	140.66%

Liabilities – Total liabilities at June 30, 2009 were $1.54 billion compared with $1.48 billion at December 31, 2008, an increase of $60.0 million, or 4.0%. The increase was primarily attributable to an increase in deposits of $75.6 million, or 5.9%, at June 30, 2009 to $1.4 billion from $1.3 billion at December 31, 2008. The increase in deposits was in both time deposits and transactional accounts from promotional efforts throughout the period.

Federal Home Loan Bank advances decreased $16.4 million, or 11.5%, to $126.4 million from $142.8 million at December 31, 2008. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$101,521	—	$93,356	—
Interest checking	77,408	0.87%	92,496	1.71%
Money market	87,459	1.62	84,316	2.66
Savings	35,170	0.94	33,969	1.30
Certificates of deposit	1,062,412	3.45	946,477	4.31

Total deposits	$1,363,970	2.87%	$1,250,614	3.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$613,392	3.46%	$607,420	4.28%
$100,000 or more	449,020	3.44%	339,057	4.36%

Total	$1,062,412	3.45%	$946,477	4.31%

The following table shows at June 30, 2009 and December 31, 2008 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of June 30, 2009	As of December 31, 2008
	(in thousands)
Three months or less	$162,600	$88,133
Three months through six months	139,036	142,760
Six months through twelve months	117,102	120,165
Over twelve months	44,308	59,273

Total	$463,046	$410,331

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2008 and the first six months of 2009, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2009, these deposits totaled $54.2 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $46.5 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At June 30, 2009, the Bank had an unused borrowing capacity with the FHLB of $90.8 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $1.9 million to $166.1 million at June 30, 2009 compared with $164.2 million at December 31, 2008. The increase was due to net income earned during the first six months of 2009 reduced by dividends declared on common stock and dividends paid on 5% cumulative preferred stock. Both the Company and PBI Bank qualified as well capitalized under regulatory guidelines at June 30, 2009.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			June 30, 2009		December 31, 2008
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	11.98%	10.36%	12.13%	10.06%
Total risk-based capital	8.0	10.0	13.89	12.27	14.05	11.99
Tier I leverage ratio	4.0	5.0	9.62	8.30	10.10	8.37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2009, and December 31, 2008. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 3.1% at June 30, 2009 compared with a decrease of 7.6% at December 31, 2008. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 2.5% at June 30, 2009, compared with an increase of 5.1% at December 31, 2008 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2009, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$2,788	4.96%
+ 100 basis points	1,398	2.49
- 100 basis points	(1,752)	(3.11)
- 200 basis points	(4,650)	(8.27)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of June 30, 2009, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the second quarter of 2009. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability to repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

On May 21, 2009, we held our annual meeting of shareholders to consider and act upon a proposal to elect six directors of Porter Bancorp to serve until the 2010 Annual Meeting of Shareholders.

The following directors were elected, receiving the votes as noted:

	For	Withhold
Maria L. Bouvette	7,557,537.92	326,019.12
David L. Hawkins	7,793,031.92	90,525.12
W. Glenn Hogan	7,869,882.30	13,674.74
Sidney L. Monroe	7,793,529.92	90,027.12
J. Chester Porter	7,558,035.92	325,521.12
Stephen A. Williams	7,793,307.72	90,249.32

The shareholders also considered a resolution to approve, in a non-binding advisory vote, the compensation of the company’s executives. The resolution to approve the compensation of the company’s executives was approved by the shareholders with 7,599,726.64 votes for, 33,934.40 votes against, and 249,896 votes abstaining.

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

PORTER BANCORP, INC.
(Registrant)

August 7, 2009	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

August 7, 2009	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer