Form 10-Q
period 2009-09-30
Porter Bancorp, Inc.
filed 2009-11-05
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

8,339,102 shares of Common Stock, no par value, were outstanding at October 31, 2009.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2009 and December 31, 2008

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2008

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2009	December 31, 2008
Assets
Cash and due from financial institutions	$89,556	$43,767
Federal funds sold	1,686	8,779

Cash and cash equivalents	91,242	52,546
Interest-bearing deposits in other financial institutions	600	600
Securities available for sale	175,160	173,077
Mortgage loans held for sale	391	—
Loans, net of allowance of $21,958 and $19,652, respectively	1,365,010	1,330,454
Premises and equipment	23,756	22,543
Goodwill	23,794	23,794
Accrued interest receivable and other assets	48,809	44,843

Total assets	$1,728,762	$1,647,857

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$92,861	$92,940
Interest bearing	1,285,795	1,195,609

Total deposits	1,378,656	1,288,549
Federal funds purchased and repurchase agreements	11,296	10,084
Federal Home Loan Bank advances	125,284	142,776
Accrued interest payable and other liabilities	8,411	8,235
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,557,647	1,483,644
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding. Liquidation preference of $35 million at September 30, 2009	34,263	34,131
Common stock, no par, 19,000,000 shares authorized, 8,756,057 and 8,702,330 shares issued and outstanding, respectively	76,897	76,897
Additional paid-in capital	13,760	13,483
Retained earnings	44,112	39,957
Accumulated other comprehensive income (loss)	2,083	(255)

Total stockholders’ equity	171,115	164,213

Total liabilities and stockholders’ equity	$1,728,762	$1,647,857

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income
Loans, including fees	$20,961	$23,478	$63,333	$70,655
Taxable securities	2,469	1,173	6,483	3,717
Tax exempt securities	218	216	662	606
Fed funds sold and other	154	239	471	843

	23,802	25,106	70,949	75,821

Interest expense
Deposits	8,190	10,670	27,576	34,263
Federal Home Loan Bank advances	858	1,421	2,944	4,178
Subordinated capital note	84	135	284	135
Junior subordinated debentures	176	318	636	1,061
Federal funds purchased and other	120	129	355	436

	9,428	12,673	31,795	40,073

Net interest income	14,374	12,433	39,154	35,748
Provision for loan losses	2,000	1,250	5,200	2,650

Net interest income after provision for loan losses	12,374	11,183	33,954	33,098

Non-interest income
Service charges on deposit accounts	843	876	2,319	2,607
Income from fiduciary activities	227	261	645	845
Secondary market brokerage fees	49	85	180	306
Title insurance commissions	33	50	97	144
Net gain on sales of loans originated for sale	82	—	323	—
Net gain (loss) on sales of securities	321	(101)	322	(146)
Other	481	554	1,531	1,575

	2,036	1,725	5,417	5,331

Non-interest expense
Salaries and employee benefits	3,799	3,666	11,490	11,382
Occupancy and equipment	993	882	2,972	2,699
FDIC Insurance	626	284	1,588	747
FDIC special assessment	—	—	781	—
State franchise tax	450	435	1,350	1,305
Other real estate owned expense	353	109	706	456
Professional fees	175	177	606	595
Communications	183	181	568	530
Postage and delivery	193	201	561	568
Advertising	121	100	404	401
Other	691	734	2,062	2,250

	7,584	6,769	23,088	20,933

Income before income taxes	6,826	6,139	16,283	17,496
Income tax expense	2,290	2,039	5,441	5,826

Net income	4,536	4,100	10,842	11,670
Less:
Dividends on preferred stock	437	—	1,312	—
Accretion on preferred stock	44	—	132	—

Net income available to common shareholders	$4,055	$4,100	$9,398	$11,670

Basic and diluted earnings per common share	$0.46	$0.47	$1.08	$1.34

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2009

(dollars in thousands, except share and per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Common	Preferred	Common	Preferred
Balances, January 1, 2009	8,702,330	35,000	$76,897	$34,131	$13,483	$39,957	$(255)	$164,213
Issuance of unvested stock	54,268	—	—	—	—	—	—	—
Forfeited unvested stock	(541)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	277	—	—	277
Comprehensive income:
Net income	—	—	—	—	—	10,842	—	10,842
Changes in accumulated other comprehensive income (loss), net of taxes	—	—	—	—	—	—	2,338	2,338

Total comprehensive income	—	—	—	—	—	—	—	13,180

Dividends on preferred stock	—	—	—	—	—	(1,312)	—	(1,312)
Amortization of preferred stock discount	—	—	—	132	—	(132)	—	—
Cash dividends declared ($0.60 per share)	—	—	—	—	—	(5,243)	—	(5,243)

Balances, September 30, 2009	8,756,057	35,000	$76,897	$34,263	$13,760	$44,112	$2,083	$171,115

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2009 and 2008

(dollars in thousands)

	2009	2008
Cash flows from operating activities
Net income	$10,842	$11,670
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,699	2,811
Provision for loan losses	5,200	2,650
Net amortization (accretion) on securities	(198)	(87)
Stock-based compensation expense	282	215
Net gain on loans originated for sale	(323)	—
Loans originated for sale	(15,615)	—
Proceeds from sales of loans originated for sale	15,414	—
Net (gain) loss on sales of investment securities	(322)	146
Net loss on sales of other real estate owned	73	102
Earnings on bank owned life insurance	(212)	(229)
Federal Home Loan Bank stock dividends	—	(393)
Net change in accrued interest receivable and other assets	1,668	2,861
Net change in accrued interest payable and other liabilities	(1,112)	(455)

Net cash from operating activities	18,396	19,291

Cash flows from investing activities
Purchases of available-for-sale securities	(36,957)	(25,557)
Sales and calls of available-for-sale securities	13,675	23,331
Maturities and prepayments of available-for-sale securities	25,316	18,630
Proceeds from sale of other real estate owned	9,107	6,266
Improvements to other real estate owned	(108)	(226)
Loan originations and payments, net	(55,606)	(62,645)
Purchases of premises and equipment, net	(2,428)	(2,230)
Redemption of bank owned life insurance	—	2,179
Acquisition of Paramount Bank, net	—	(5,215)

Net cash from investing activities	(47,001)	(45,467)

Cash flows from financing activities
Net change in deposits	90,107	29,728
Net change in federal funds purchased and repurchase agreements	1,212	(828)
Repayment of Federal Home Loan Bank advances	(212,492)	(2,925)
Advances from Federal Home Loan Bank	195,000	25,000
Issue subordinated debentures	—	9,000
Repurchase common stock	—	(301)
Cash dividends paid on preferred stock	(1,283)	—
Cash dividends paid on common stock	(5,243)	(4,970)

Net cash from financing activities	67,301	54,704

Net change in cash and cash equivalents	38,696	28,528
Beginning cash and cash equivalents	52,546	42,987

Ending cash and cash equivalents	$91,242	$71,515

Supplemental cash flow information:
Interest paid	$25,271	$40,637
Income taxes paid	6,150	4,900
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$14,724	$9,619

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, goodwill and intangible assets, stock-based compensation, valuation of deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

Fees earned for servicing loans are reported on the income statement as loan servicing fees, net of servicing costs. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Loan servicing income, late fees and ancillary fees related to loan servicing are not material.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards

In December 2007, the FASB issued ASC 805 (revised 2007), Business Combinations (“ASC 805”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position.

FASB Staff Position (FSP) “ASC 350, Paragraph 55-1C, Determination of the Useful Life of Intangible Assets” amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The FSP provides that in addition to considering the entity specific factors in paragraph 35-1 of ASC 350, an entity shall consider its own historical experience in renewing or extending similar arrangements. Alternatively, if an entity lacks historical experience, it shall consider the assumptions a market participant would use consistent with the highest and best use of the asset, adjusted for the entity specific factors in paragraph 35-1 of ASC 350. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Adoption of this FSP had no material impact on our results of operations or financial position.

ASC 260 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. This guidance was adopted in the first quarter and has been applied to all periods shown. See Note 7 for further discussion.

The FASB finalized four FSPs regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an company’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are:

•

ASC 820, Paragraph 35-15A, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” clarifies the application of ASC 820, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

•

ASC 820, Paragraph 35-51A and 35-51E, “Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820, “Fair Value Measurements.”

•

ASC 320 “Recognition and Presentation of Other-than-temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	ASC 825 “Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009.

In May 2009, the ASC 855, “Subsequent Events” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Subsequent events were evaluated through November 5, 2009 which is the date the financial statements were issued. The impact of adoption did not have a material impact on the results of operations or financial position of the Company.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162” which was subsequently incorporated into ASC 405. This statement has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Management has adopted this statement for the period end September 30, 2009. All authoritative language has been updated to comply with ASC 405.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140” Which was subsequently incorporated into FASB Accounting Standards Codification (“ASC”), topic 860, “Transfers and Servicing.” This statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

Note 2 – Stock Plans and Stock Based Compensation

At September 30, 2009, the Company has a stock option plan and a stock incentive plan. On December 31, 2005 the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2009, the Company had granted outstanding options to purchase 209,799 shares under the 2000 option plan and 40,051 shares under the 2006 plan. The Company also had granted under the 2006 plan 110,563 unvested shares net of forfeitures and vesting. The Company has 229,803 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. After May 22, 2008, unvested shares will be granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted outstanding options to purchase 47,408 shares and granted 4,277 unvested shares to non-employee directors. At September 30, 2009, 47,427 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2009		Twelve Months Ended December 31, 2008
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	297,810	$22.89	313,723	$22.83
Granted	—	—	—	—
Forfeited	(552)	23.13	(15,913)	21.72

Outstanding, ending	297,258	$22.89	297,810	$22.89

The following table details stock options outstanding:

September 30, 2009
Stock options vested and currently exercisable:	291,669
Weighted average exercise price	$22.93
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.0
Total Options Outstanding:	297,258
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.0

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at September 30, 2009. There were no options exercised during the first nine months of 2009. The Company recorded $45,000 of stock option compensation during the nine months ended September 30, 2009 to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $16,000 was recognized. No options were modified during the period. As of September 30, 2009, no stock options issued by the Company have been exercised.

From time-to-time the Company grants unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant for the 2009 grants ranged from $10.85 to $13.52 per share. The Company recorded $237,000 of stock-based compensation during the first nine months of 2009 to salaries and employee benefits. A deferred tax benefit of $83,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended September 30, 2009		Twelve Months Ended December 31, 2008
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	72,441	$19.83	45,677	$22.58
Granted	54,268	10.97	35,228	17.66
Vested	(11,328)	19.12	(5,418)	22.10
Forfeited	(541)	23.13	(3,046)	21.10

Outstanding, ending	114,840	$15.70	72,441	$19.83

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2009 and beyond is estimated as follows (in thousands):

October 2009 – December 2009	$104
2010	357
2011	346
2012	334
2013 & thereafter	533

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2009
U.S. Government and federal agency	$1,023	$33	$—	$1,056
State and municipal	24,647	1,175	(27)	25,795
Agency mortgage-backed	95,455	3,655	(24)	99,086
Private label mortgage-backed	35,192	451	(2,000)	33,643
Corporate bonds	13,033	665	(123)	13,575
Other debt securities	704	—	(123)	581

Total debt securities	170,054	5,979	(2,297)	173,736
Equity	1,902	49	(527)	1,424

Total	$171,956	$6,028	$(2,824)	$175,160

December 31, 2008
U.S. Government and federal agency	$2,938	$22	$—	$2,960
State and municipal	24,493	330	(415)	24,408
Agency mortgage-backed	119,807	1,293	(118)	120,982
Private label mortgage-backed	17,139	—	(494)	16,645
Corporate bonds	6,489	39	(451)	6,077
Other	704	—	—	704

Total debt securities	171,570	1,684	(1,478)	171,776
Equity	1,900	28	(627)	1,301

Total	$173,470	$1,712	$(2,105)	$173,077

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Proceeds	$12,814	$1,426	$13,576	$23,331
Gross gains	321	90	322	615
Gross losses	—	(191)	—	(761)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$20,578	$20,562
One to five years	99,383	102,057
Five to ten years	33,121	34,647
Beyond ten years	16,972	16,470

Total	$170,054	$173,736

Securities pledged at September 30, 2009 and December 31, 2008 had carrying values of approximately $64.0 million and $74.2 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. At September 30, 2009, all significant private label mortgage-backed securities were rated AAA.

At September 30, 2009, the Company held 44 equity securities. Of these securities, 6 had an unrealized loss of $51,000 and had been in an unrealized loss position for less than twelve months and 25 had an unrealized loss of $476,000 and had been in an unrealized loss position for more than twelve months. Management monitors the credit quality of the issuer and current market pricing for these equity securities monthly. Management believes it is more likely than not that it will not be required to sell securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2009, management does not believe any equity securities in our portfolio should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2009
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	511	(1)	1,038	(26)	1,549	(27)
Agency mortgage-backed	6,348	(24)	—	—	6,348	(24)
Private label mortgage-backed	19,338	(1,940)	4,364	(60)	23,702	(2,000)
Corporate bonds	—	—	3,305	(123)	3,305	(123)
Other debt securities	581	(123)	—	—	581	(123)
Equity	291	(51)	862	(476)	1,153	(527)

Total temporarily impaired	$27,069	$(2,139)	$9,569	$(685)	$36,638	$(2,824)

December 31, 2008
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	12,240	(412)	96	(3)	12,336	(415)
Agency mortgage-backed	34,119	(61)	1,446	(57)	35,565	(118)
Private label mortgage-backed	9,730	(494)	—	—	9,730	(494)
Corporate bonds	2,266	(141)	2,776	(310)	5,042	(451)
Equity	578	(315)	447	(312)	1,025	(627)

Total temporarily impaired	$58,933	$(1,423)	$4,765	$(682)	$63,698	$(2,105)

Note 4 – Loans

Loans were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Commercial	$89,252	$90,978
Real estate	1,241,351	1,202,019
Agriculture	18,355	16,181
Consumer	37,087	37,783
Other	923	3,145

Subtotal	1,386,968	1,350,106
Less: Allowance for loan losses	(21,958)	(19,652)

Loans, net	$1,365,010	$1,330,454

Activity in the allowance for loan losses was as follows:

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Beginning balance	$19,652	$16,342
Acquired in bank acquisition	—	1,420
Provision for loan losses	5,200	2,650
Loans charged-off	(3,112)	(1,999)
Loan recoveries	218	225

Ending balance	$21,958	$18,638

Impaired loans were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Loans with no allocated allowance for loan losses	$3,253	$3,479
Loans with allocated allowance for loan losses	6,311	2,624

Total	$9,564	$6,103

Amount of the allowance for loan losses allocated	$237	$224

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Average of impaired loans during the period	$11,501	$5,441
Interest income recognized during impairment	234	84
Cash basis interest income recognized	234	84

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Loans past due 90 days or more still on accrual	$9,896	$11,598
Non-accrual loans	16,369	9,725

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At September 30, 2009 we had restructured loans totaling $9.0 million, compared with $13.6 million at December 31, 2008, with borrowers who experienced deterioration in financial condition. These loans are secured by 1 to 4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Note 5 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)
Single maturity advances with fixed rates from 0.08% to 5.64% maturing from 2009 through 2012, averaging 2.61% for 2009	$111,500	$126,595
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2009 through 2035, averaging 3.72% for 2009	13,784	16,181

Total	$125,284	$142,776

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At September 30, 2009, the Bank had unused borrowing capacity of $88.7 million with the FHLB.

Note 6 – Fair Values Measurement

ASC topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009
		(in thousands)
Description	September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$1,056	$—	$1,056	$—
State and municipal	25,795	—	25,795	—
Agency mortgage-backed	99,086	—	99,086	—
Private label mortgage-backed	33,643	—	—	33,643
Corporate bonds	13,575	—	13,575	—
Other debt securities	581	—	—	581
Equity securities	1,424	1,424	—	—

Total	$175,160	$1,424	$139,512	$34,224

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Nine Months Ended September 30, 2009
Balance, January 1, 2009	$0
Purchases	22,449
Transfers from Level 2	17,349
Net accretion (amortization)	661
Principal paydowns	(4,337)
Net change in unrealized gain (loss)	(1,898)

Balance, September 30, 2009	$34,224

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009
		(in thousands)
Description	September 30, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$8,706	$—	$—	$8,706
Other real estate owned	12,934	—	—	12,934

Impaired loans had a carrying amount of $9.6 million and a valuation allowance of $858,000, resulting in an additional provision for loan losses of $194,000 for the first nine months of 2009.

Other real estate owned write-downs recorded during the first nine months of 2009 totaled $557,000.

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

Other real estate owned write-downs recorded during 2008 totaled $478,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$91,242	$91,242	$52,546	$52,546
Interest-bearing deposits with banks	600	600	600	600
Loans, net	1,365,010	1,375,474	1,330,454	1,342,446
Accrued interest receivable	9,408	9,408	10,228	10,228
Financial liabilities
Deposits	$1,378,656	$1,377,271	$1,288,549	$1,285,772
Federal funds purchased and securities sold under agreements to repurchase	11,296	11,296	10,084	10,084
Federal Home Loan Bank advances	125,284	126,280	142,776	144,030
Subordinated capital notes	9,000	7,436	9,000	8,216
Junior subordinated debentures	25,000	18,643	25,000	21,326
Accrued interest payable	2,771	2,771	3,722	3,722

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with banks, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is estimated in accordance with paragraph 55-3 of ASC 825, “Disclosures about Fair Value of Financial Instruments”, by discounting expected future cash flows using market rates on like maturity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated capital notes and junior subordinated debentures are based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

Note 7 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Basic
Net income	$4,536	$4,100	$10,842	$11,670
Less:
Preferred stock dividends	437	—	1,312	—
Accretion of preferred stock discount	44	—	132	—

Net income available to common shareholders	$4,055	$4,100	$9,398	$11,670

Weighted average voting and unvested common shares outstanding	8,756,289	8,702,631	8,740,314	8,696,325

Basic earnings per common share	$0.46	$0.47	$1.08	$1.34

Diluted
Weighted average voting and unvested common shares outstanding	8,756,289	8,702,631	8,740,314	8,696,325
Add: dilutive effects of assumed exercises of stock options and warrants	—	—	—	—

Average shares and potential common shares	8,756,289	8,702,631	8,740,314	8,696,325

Diluted earnings per common share	$0.46	$0.47	$1.08	$1.34

All historical data has been adjusted to reflect the 5% stock dividend paid on November 10, 2008, and the 5% stock dividend announced on October 19, 2009, payable November 19, 2009.

In connection with our adoption of ASC 260, weighted average voting and unvested common shares outstanding includes unvested shares issued through the 2006 incentive compensation plan of 114,607 at September 30, 2009 and 78,710 at September 30, 2008. This FSP requires share based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method. A share based compensation award is considered a participating security if it receives non-forfeitable dividends. A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company. Adoption of this FSP had no effect on current or prior period basic and diluted EPS. Reduced basic and diluted EPS for the third quarter and first nine months of 2008, from previously reported EPS, by five and fifteen cents per common share, respectively, was the result of the adjustment to reflect the 5% stock dividend paid on November 10, 2008, and the 5% stock dividend announced on October 19, 2009, payable November 19, 2009.

Stock options for 297,258 shares of common stock for 2009 and 310,967 shares of common stock for 2008 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 314,820 shares of the Company’s common stock at an exercise price of $16.68 was outstanding at September 30, 2009 (none at September 30, 2008) but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 8 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$4,186	$(432)	$3,919	$(1,921)
Less: Reclassification adjustment for gains (losses) realized in income	321	(101)	322	(146)

Net unrealized gains (losses)	3,865	(331)	3,597	(1,775)
Tax effect	(1,353)	116	(1,259)	621

Net-of-tax amount	$2,512	$(215)	$2,338	$(1,154)

Note 9 – Subsequent Events

On October 19, 2009, the Company announced a stock dividend of 5% payable on November 19, 2009 to shareholders of record as of November 12, 2009. Share and per share data have been restated to reflect this stock dividend.

On October 15, 2009, the Company announced it had entered into option agreements for the right to purchase approximately 15.8% of the outstanding common shares of Citizens First Corporation (“CZFC”) for $9.00 per share. With the options, the Company would beneficially own approximately 19.7% of the outstanding common shares of CZFC. CZFC is the bank holding company for Citizens First Bank, which operates eleven branch locations in south central Kentucky. As of June 30, 2009, Citizens First reported assets of $339 million and total deposits of $264 million.

On October 23, 2009, the Company commenced an exchange offer to acquire all of the outstanding common shares of CZFC for $9.00 per share. CZFC shareholders will have the option to receive $9.00 in cash, or 0.5686 Porter common shares, or $4.50 in cash and 0.2843 Porter common shares. The exchange offer is scheduled to expire on December 22, 2009, unless extended or terminated.

The acceptance of the exchange offer and the exercise of the options are conditioned upon Porter Bancorp obtaining regulatory approval for the purchases and acquiring the right to purchase at least 51% of the CZFC common shares. We filed applications with Federal Reserve and the Kentucky Department of Financial Institutions. Additionally, on October 23, 2009, Porter Bancorp filed an S-4 Registration Statement with the Securities and Exchange Commission related to the tender offer.

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations

This item analyzes our financial condition, change in financial condition and results of operations. It should be read in conjunction with the unaudited condensed consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in 11 counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington Kentucky, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

For the three and nine months ended September 30, 2009, respectively, the Company reported net income of $4.5 million and $10.8 million. This compares with net income of $4.1 million and $11.7 million, respectively, for the same periods of 2008. Net income available to common shareholders for the three and nine months ended September 30, 2009 was $4.1 million and $9.4 million, respectively. Net income available to common shareholders was reduced by $481,000 and $1,444,000 for dividends and accretion on $35 million in preferred stock issued to the United States Treasury, for the three and nine months ended September 30, 2009, respectively. There were no comparable preferred dividends in the third quarter or first nine months of 2008. Basic and diluted earnings per common share were $0.46 and $1.08 for the three and nine months ended September 30, 2009, respectively, compared with $0.47 and $1.34 for the same periods of 2008.

Significant developments during the quarter and nine months ended September 30, 2009 consist of the following:

•

Earnings per common share increased 48.4% to $0.46 in the third quarter of 2009 compared with $0.31 in the second quarter of 2009. The growth in earnings benefited from an increase in net interest income, and non-interest income and a decrease in non-interest expense. Second quarter 2009 non-interest expense included a special FDIC assessment of $781,000, equivalent to $0.06, net of tax, per diluted common share, which was not repeated in the 2009 third quarter.

•	Net interest margin increased 46 basis points to 3.59% in the third quarter of 2009 from 3.13% in the second quarter of 2009.

•

Net income was $4.5 million for the three months ended September 30, 2009, compared with $4.1 million for the third quarter of 2008. Earnings per diluted common share were $0.46 in the third quarter of 2009 compared with $0.47 per share in the third quarter of 2008. The 2009 earnings per common share results included deductions of approximately $0.05 per common share attributable to dividends and accretion on $35 million in preferred stock issued to the United States Treasury. There were no comparable preferred dividends in the third quarter of 2008.

•	Net interest income increased 15.6% to $14.4 million for the three months ended September 30, 2009, compared with the same quarter of 2008.

•	Efficiency ratio improved to 47.14% for the three months ended September 30, 2009, compared with 55.94% for the second quarter of 2009.

•	Loans grew 3.3% to $1.4 billion, compared with $1.3 billion at September 30, 2008.

•	Deposits increased 8.4% to $1.4 billion compared with $1.3 billion at September 30, 2008.

•	Total assets increased 8.3% to $1.7 billion since the third quarter of 2008, due to growth in loans and the security portfolio.

•

Nonperforming loans increased $7.0 million, or 36.2%, to $26.3 million in the 2009 third quarter compared with the second quarter of 2009. Non-performing assets increased $10.4 million, or 35.8%, to $39.3 million compared with the second quarter of 2009.

The banking industry continues to experience very difficult times. Porter Bancorp is not immune from these difficulties. Real estate lending remains a core business for the Company, and we expect continued weakening in that sector during the remainder of 2009. We have allocated more resources to resolve problem loans while also working with our real estate clients to help them get through these difficult times.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2009 compared with the same period of 2008:

	For the Three Months Ended September 30,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$23,802	$25,106	$(1,304)	(5.2)%
Gross interest expense	9,428	12,673	(3,245)	(25.6)
Net interest income	14,374	12,433	1,941	15.6
Provision for credit losses	2,000	1,250	750	60.0
Non-interest income	2,036	1,725	311	18.0
Non-interest expense	7,584	6,769	815	12.0
Net income before taxes	6,826	6,139	687	11.2
Income tax expense	2,290	2,039	251	12.3
Net income	4,536	4,100	436	10.6

Net income of $4,536,000 for the three months ended September 30, 2009 increased $436,000, or 10.6%, from $4,100,000 for the comparable period of 2008. This increase in earnings was primarily attributable to increased net interest income and non-interest income partially off-set by increased provision for loan losses expense and non-interest expense. Net interest income benefited from an increase of 6.8% in earning assets from the prior year third quarter, and decreased cost of funds to 2.67% in the 2009 third quarter from 3.72% in the prior year third quarter. The increase in non-interest income was due to gains on sales of investment securities and gains on sales of loans originated for sale, which were partially offset by lower service charges on deposit accounts and lower income from fiduciary activities. Provision for loan losses expense increased as a result of growth in our loan portfolio and increased non-performing loans. The increase in non-interest expense was due to increased FDIC premiums due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system, and increased other real estate owned expense due to increased foreclosures.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2009 compared with the same period of 2008:

	For the Nine Months Ended September 30,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$70,949	$75,821	$(4,872)	(6.4)%
Gross interest expense	31,795	40,073	(8,278)	(20.7)
Net interest income	39,154	35,748	3,406	9.5
Provision for credit losses	5,200	2,650	2,550	96.2
Non-interest income	5,417	5,331	86	1.6
Non-interest expense	23,088	20,933	2,155	10.3
Net income before taxes	16,283	17,496	(1,213)	(6.9)
Income tax expense	5,441	5,826	(385)	(6.6)
Net income	10,842	11,670	(828)	(7.1)

Net income of $10,842,000 for the nine months ended September 30, 2009 decreased $828,000, or 7.1%, from $11,670,000 for the comparable period of 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense, a special FDIC assessment of $781,000, recurring FDIC insurance premiums increasing $841,000 from the first nine months of 2008 due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system, and increased other real estate owned expense to due increased foreclosures. Increased expense was partially offset with increased net interest income. Net interest income benefited from an increase of 10.7% in earning assets from the first nine months of 2008, and decreased cost of funds to 2.98% in the first nine months of 2009 from 4.04% in the same period of 2008.

Net Interest Income – Our net interest income was $14,374,000 for the three months ended September 30, 2009, an increase of $1,941,000, or 15.6%, compared with $12,433,000 for the same period in 2008. Net interest spread and margin were 3.26% and 3.59%, respectively, for the third quarter of 2009, compared with 2.98% and 3.33%, respectively, for the third quarter of 2008. Net interest income was $39,154,000 for the nine months ended September 30, 2009, an increase of $3,406,000, or 9.5%, compared with $35,748,000 for the same period of 2008. Net interest spread and margin were 2.88% and 3.25%, respectively, for the first nine months of 2009, compared with 2.88% and 3.28%, respectively, for the first nine months of 2008. Net interest margin increased 46 basis points from our margin of 3.13% in the second quarter of 2009 due primarily to lower cost of funds. Net interest margin decreased 3 basis points from our margin of 3.28% in the first nine months of 2008 due primarily to earning assets repricing downward more quickly in the falling rate environment than cost of funds. Our balance sheet is asset-sensitive, so our loan yields have responded more rapidly to the Federal Reserve rate cuts than our cost of funds. As a result, if interest rates remain stable, we expect our margin to continue to expand in 2009 based upon our expectations of continued downward liability repricing with limited repricing of assets.

Our yield on earning assets decreased to 5.93% for the third quarter of 2009 compared with 6.70% for the third quarter of 2008. Our cost of funds also decreased to 2.67% for the third quarter of 2009 compared to 3.72% for the third quarter of 2008. Our yield on earning assets declined 106 basis points from 6.92% during the first nine months of 2008 and our cost of funds also decreased 106 basis points from 4.04%. Interest rate cuts made by the Federal Reserve over the last year adversely affected our margin as we are asset sensitive. However, average interest earning assets for the first nine months of 2009 increased 10.7% over the same period of 2008, whereas average interest-bearing liabilities increased 7.7%.

Our average interest-earning assets were $1.6 billion for the nine months ended September 30, 2009, compared with $1.5 billion for the nine months ended September 30, 2008, a 10.7% increase primarily attributable to growth in loan, securities, and interest-earning balances with depository institutions. Average loans were $1.4 billion for the nine months ended September 30, 2009, compared with $1.3 billion for the nine months ended September 30, 2008, a 3.6% increase. Average securities were $173 million for the nine months ended September 30, 2009, compared with $115 million for the same period of 2008, a 50.3% increase. Average federal funds sold and interest-bearing balances with depository institutions were $78.4 million for the nine months ended September 30, 2009, compared with $24.1 million for the same period of 2008, an increase of 225.13%. Our total interest income decreased by 6.4% to $70.9 million for the nine months ended September 30, 2009, compared with $75.8 million for the same period in 2008. The change was due to lower yield on interest earning assets resulting from the 175 basis point decrease in prime rate over the last twelve months.

Our average interest-bearing liabilities also increased by 7.7%, to $1.4 billion for the nine months ended September 30, 2009, compared with $1.3 billion for the nine months ended September 30, 2008. Our total interest expense decreased by 20.7% to $31.8 million for the nine months ended September 30, 2009, compared with $40.1 million during the same period in 2008, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 15.3% to $1.1 billion for the nine months ended September 30, 2009, compared with $927.7 million for the nine months ended September 30, 2008. The average interest rate paid on certificates of deposits decreased to 3.23% for the nine months ended September 30, 2009, compared with 4.44% for the nine months ended September 30, 2008. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending September 30, 2009 and 2008, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,368,970	$20,961	6.07%	$1,351,897	$23,478	6.91%
Securities
Taxable	152,231	2,457	6.40	90,493	1,144	5.03
Tax-exempt (3)	21,640	218	6.15	21,306	216	6.20
FHLB stock	10,072	125	4.92	9,941	134	5.36
Other equity securities	1,901	12	2.50	3,045	29	3.79
Federal funds sold and other	45,129	29	0.25	21,679	105	1.93

Total interest-earning assets	1,599,943	23,802	5.93%	1,498,361	25,106	6.70%

Less: Allowance for loan losses	(21,283)			(18,280)
Non-interest earning assets	96,043			102,620

Total assets	$1,674,703			$1,582,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,082,457	$7,654	2.81%	$954,819	$9,703	4.04%
NOW and money market deposits	161,327	461	1.13	172,788	860	1.98
Savings accounts	34,250	75	0.87	35,157	107	1.21
Federal funds purchased and repurchase agreements	11,332	120	4.20	12,777	129	4.02
FHLB advances	78,425	858	4.34	144,442	1,421	3.91
Junior subordinated debentures	34,000	260	3.03	34,000	453	5.30

Total interest-bearing liabilities	1,401,791	9,428	2.67%	1,353,983	12,673	3.72%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	95,592			93,014
Other liabilities	8,759			7,624

Total liabilities	1,506,142			1,454,621
Stockholders’ equity	168,561			128,080

Total liabilities and stockholders’ equity	$1,674,703			$1,582,701

Net interest income		$14,374			$12,433

Net interest spread			3.26%			2.98%

Net interest margin			3.59%			3.33%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the nine month periods ending September 30, 2009 and 2008, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,363,150	$63,333	6.21%	$1,316,367	$70,655	7.17%
Securities
Taxable	151,550	6,442	5.68	95,433	3,622	5.07
Tax-exempt (3)	21,858	662	6.23	19,949	606	6.24
FHLB stock	10,072	351	4.66	9,810	393	5.35
Other equity securities	1,901	41	2.88	3,852	95	3.29
Federal funds sold and other	78,356	120	0.20	24,100	450	2.49

Total interest-earning assets	1,626,887	70,949	5.86%	1,469,511	75,821	6.92%

Less: Allowance for loan losses	(20,634)			(17,861)
Non-interest earning assets	95,714			101,651

Total assets	$1,701,967			$1,553,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,069,167	$25,839	3.23%	$927,659	$30,809	4.44%
NOW and money market deposits	163,674	1,498	1.22	183,890	3,118	2.26
Savings accounts	34,860	239	0.92	34,031	336	1.32
Federal funds purchased and repurchase agreements	10,881	355	4.36	14,741	436	3.95
FHLB advances	114,393	2,944	3.44	137,182	4,178	4.07
Junior subordinated debentures	34,000	920	3.62	28,022	1,196	5.70

Total interest-bearing liabilities	1,426,975	31,795	2.98%	1,325,525	40,073	4.04%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	99,523			94,175
Other liabilities	8,297			7,489

Total liabilities	1,534,795			1,427,189
Stockholders’ equity	167,172			126,112

Total liabilities and stockholders’ equity	$1,701,967			$1,553,301

Net interest income		$39,154			$35,748

Net interest spread			2.88%			2.88%

Net interest margin			3.25%			3.28%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2009 vs. 2008			Nine Months Ended September 30, 2009 vs. 2008
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(2,810)	$294	$(2,516)	$(9,763)	$2,441	$(7,322)
Securities	425	890	1,315	547	2,329	2,876
FHLB stock	(11)	2	(9)	(52)	10	(42)
Other equity securities	(8)	(9)	(17)	(11)	(43)	(54)
Federal funds sold and other	(135)	59	(76)	(682)	352	(330)

Total increase (decrease) in interest income	(2,539)	1,236	(1,303)	(9,961)	5,089	(4,872)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(3,226)	1,176	(2,050)	(9,210)	4,240	(4,970)
NOW and money market accounts	(345)	(54)	(399)	(1,307)	(313)	(1,620)
Savings accounts	(29)	(3)	(32)	(105)	8	(97)
Federal funds purchased and repurchased agreements	6	(16)	(10)	42	(123)	(81)
FHLB advances	183	(746)	(563)	(596)	(638)	(1,234)
Junior subordinated debentures	(193)	—	(193)	(497)	221	(276)

Total increase (decrease) in interest expense	(3,604)	357	(3,247)	(11,673)	3,395	(8,278)

Increase in net interest income	$1,065	$879	$1,944	$1,712	$1,694	$3,406

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Service charges on deposit accounts	$843	$876	$2,319	$2,607
Income from fiduciary activities	227	261	645	845
Secondary market brokerage fees	49	85	180	306
Title insurance commissions	33	50	97	144
Gains on sales of loans originated for sale	82	—	323	—
Gains (losses) on sales of investment securities, net	321	(101)	322	(146)
Other	481	554	1,531	1,575

Total non-interest income	$2,036	$1,725	$5,417	$5,331

Non-interest income for the third quarter ended September 30, 2009 increased $311,000, or 18.0%, compared with the third quarter of 2008. For the nine months ended September 30, 2009 non-interest income increased $86,000 to $5.4 million compared with $5.3 million for same period of 2008. The increase in non-interest income for the three and nine months ended September 30, 2009 was primarily due to gains on sales of investment securities and gains on sales of loans originated for sale, which were partially offset by lower service charges on deposit accounts, lower income from fiduciary activities, and lower secondary market brokerage fees. Our subsidiary, PBI Bank, began originating residential real estate loans for sale in the secondary market late in the first quarter of 2009. The Bank retained servicing rights for the sold loans. This change in our secondary market strategy resulted in lower secondary market brokerage fees. Lower service charges on deposit accounts resulted from lower volume in non-sufficient funds transactions, and lower income from fiduciary activities was due to decreased account asset values caused by the downturn in the stock market. Trust fees are based on account asset values.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Salary and employee benefits	$3,799	$3,666	$11,490	$11,382
Occupancy and equipment	993	882	2,972	2,699
FDIC insurance	626	284	1,588	747
FDIC special insurance assessment	—	—	781	—
State franchise tax	450	435	1,350	1,305
Other real estate owned expense	353	109	706	456
Professional fees	175	177	606	595
Communications	183	181	568	530
Postage and delivery	193	201	561	568
Advertising	121	100	404	401
Office supplies	109	108	327	446
Other	582	626	1,735	1,804

Total non-interest expense	$7,584	$6,769	$23,088	$20,933

Non-interest expense for the third quarter ended September 30, 2009 increased $815,000, or 12.0%, compared with the third quarter of 2008. For the nine months ended September 30, 2009, non-interest expense increased $2.2 million, or 10.3%, to $23.1 million compared with $20.9 million for the first nine months of 2008. The increase in non-interest expense was primarily attributable to FDIC insurance assessments more than doubling following amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system and to a special assessment of $781,000 assessed in the 2009 second quarter and payable September 30, 2009. Without this special assessment our efficiency ratio for the first nine months of 2009 would have been 50.4%, an improvement from our ratio of 50.8% in the same period of 2008. In addition, other real estate owned expense for the 2009 third quarter increased $244,000, or 223.9%, over the prior year third quarter, and increased $250,000 for the nine months ended September 30, 2009, over the same period of 2008, due to increased foreclosures.

Income Tax Expense – Income tax expense was $2.3 million, or 33.5% of pre-tax income, for the third quarter ended September 30, 2009, and $5.4 million, or 33.4% of pre-tax income, for the first nine months of 2009, compared with $2.0 million, or 33.2% of pre-tax income, for the third quarter of 2008, and $5.8 million, or 33.3% or pre-tax income, for the first nine months of 2008.

Analysis of Financial Condition

Total assets increased $80.9 million, or 4.9%, to $1.7 billion at September 30, 2009 from $1.6 billion at December 31, 2008. This increase was primarily attributable to an increase of $45.8 million in cash and due from financial institutions and $34.9 million in net loans from organic growth. Total assets at September 30, 2009 increased $132.6 million from $1.6 billion at September 30, 2008, representing an 8.3% increase.

Loans Receivable – Loans receivable increased $37.3 million, or 2.8%, during the nine months ended September 30, 2009 to $1.4 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $15.4 million, or 1.7%, during the nine months and comprised 67.2% of the total loan portfolio at September 30, 2009.

Loan Portfolio Composition – We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 67.2% of our total loan portfolio as of September 30, 2009, and 67.9% as of December 31, 2008, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

We also originate and retain residential home loans to customers throughout our market area. These loans typically have fixed rates and maturity dates ranging from three to five years with amortization periods ranging from five to thirty years. We also offer adjustable rate residential mortgage loans. Our portfolio of residential adjustable rate mortgage loans totaled $52.9 million as of September 30, 2009, and $59.2 million as of December 31, 2008. These loans are indexed to Wall Street Journal Prime and contain annual adjustment protection limits for the consumer of no more than 2% per year or 6% over the lifetime of the loan. We do not offer lending programs that focus on higher risk loans such as subprime, Alt-A, or option ARM loans.

The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2009		As of December 31, 2008
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$520,441	37.52%	$454,634	33.68%
Construction	322,577	23.26	371,301	27.50
Residential	366,636	26.43	342,835	25.39
Home equity	31,697	2.29	33,249	2.46
Commercial	89,252	6.44	90,978	6.74
Consumer	37,087	2.67	37,783	2.80
Agriculture	18,355	1.32	16,181	1.20
Other	923	0.07	3,145	0.23

Total loans	$1,386,968	100.00%	$1,350,106	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$9,896	$11,598
Non-accrual loans	16,369	9,725

Total non-performing loans	26,265	21,323
Real estate acquired through foreclosure	12,934	7,839
Other repossessed assets	77	96

Total non-performing assets	$39,276	$29,258

Non-performing loans to total loans	1.89%	1.58%

Non-performing assets to total assets	2.27%	1.78%

Nonperforming loans at September 30, 2009 were $26.3 million, or 1.89% of total loans, compared with $15.4 million, or 1.15% of total loans, at September 30, 2008, and $21.3 million, or 1.58% of total loans at December 31, 2008. The increase of $4.9 million in non-performing loans from December 31, 2008 to September 30, 2009 is primarily attributable to residential real estate construction and development loans that have been affected by the weak economy, and to the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. At September 30, 2009, we had restructured loans totaling $9.0 million, compared with $13.6 million at December 31, 2008, with borrowers who experienced deterioration in financial condition. These loans are secured by 1 to 4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Foreclosed properties at September 30, 2009 were $12.9 million compared with $7.5 million at September 30, 2008 and $7.8 million at December 31, 2008. The increase in foreclosed properties from year-end 2008 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve, as a percentage of total loans at September 30, 2009, increased to 1.58% from 1.39% at September 30, 2008, and increased from 1.46% at December 31, 2008. Provision for loan losses increased $750,000 to $2 million for the third quarter of 2009 compared with the third quarter of 2008. Provision for loan losses increased $2.6 million to $5.2 million for the nine months ended September 30, 2009, compared with $2.7 million for the same nine months of 2008. The increase in provision expense was primarily due to growth in our loan portfolio coupled with the increase in net charge-offs between periods. Net loan charge-offs for the third quarter of 2009 were $782,000, or 0.06% of total loans, compared with $745,000, or 0.06%, for the third quarter of 2008, and $1.2 million, or 0.09%, for the second quarter of 2009. Net loan charge-offs for the nine months ended September 30, 2009 were $2.9 million, or 0.21% of average loans, compared with $1.8 million, or 0.13% of average loans, for the first nine months of 2008. Our allowance for loan losses to nonperforming loans decreased to 83.62% at September 30, 2009, compared to 92.16% at December 31, 2008, and 120.89% at September 30, 2008. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2009 and 2008 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)
Balance at beginning of period	$20,740	$18,133	$19,652	$16,342
Acquired in bank acquisition	—	—	—	1,420
Provision for loan losses	2,000	1,250	5,200	2,650
Recoveries	47	37	218	225
Charge-offs	(829)	(782)	(3,112)	(1,999)

Balance at end of period	$21,958	$18,638	$21,958	$18,638

Allowance for loan losses to period-end loans	1.58%	1.39%	1.58%	1.39%

Net charge-offs to average loans	0.06%	0.06%	0.21%	0.13%

Allowance for loan losses to non-performing loans	83.60%	120.89%	83.60%	120.89%

Liabilities – Total liabilities at September 30, 2009 were $1.56 billion compared with $1.48 billion at December 31, 2008, an increase of $74.0 million, or 5.0%. The increase was primarily attributable to an increase in deposits of $90.1 million, or 7.0%, at September 30, 2009 to $1.4 billion from $1.3 billion at December 31, 2008. The increase in deposits was in both time deposits and transactional accounts from promotional efforts throughout the period.

Federal Home Loan Bank advances decreased $17.5 million, or 12.3%, to $125.3 million from $142.8 million at December 31, 2008. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$99,523	—	$93,356	—
Interest checking	75,538	0.84%	92,496	1.71%
Money market	88,136	1.55	84,316	2.66
Savings	34,860	0.92	33,969	1.30
Certificates of deposit	1,069,167	3.23	946,477	4.31

Total deposits	$1,367,224	2.70%	$1,250,614	3.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2009		For the Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$609,806	3.23%	$607,420	4.28%
$100,000 or more	459,361	3.23%	339,057	4.36%

Total	$1,069,167	3.23%	$946,477	4.31%

The following table shows at September 30, 2009 and December 31, 2008 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of September 30, 2009	As of December 31, 2008
	(in thousands)
Three months or less	$139,451	$88,133
Three months through six months	154,614	142,760
Six months through twelve months	153,340	120,165
Over twelve months	53,737	59,273

Total	$501,142	$410,331

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2008 and the first nine months of 2009, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2009, these deposits totaled $63.7 million. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $46.5 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2009, the Bank had an unused borrowing capacity with the FHLB of $88.7 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets.

Capital

Stockholders’ equity increased $6.9 million to $171.1 million at September 30, 2009 compared with $164.2 million at December 31, 2008. The increase was due to net income earned during the first nine months of 2009 reduced by dividends declared on common stock and dividends paid on 5% cumulative preferred stock, and increased accumulated other comprehensive income. Both the Company and PBI Bank qualified as well capitalized under regulatory guidelines at September 30, 2009.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			September 30, 2009		December 31, 2008
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	11.90%	10.48%	12.13%	10.06%
Total risk-based capital	8.0	10.0	13.80	12.38	14.05	11.99
Tier I leverage ratio	4.0	5.0	10.13	8.91	10.10	8.37

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2009, and December 31, 2008. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 4.0% at September 30, 2009 compared with a decrease of 7.6% at December 31, 2008. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 3.2% at September 30, 2009, compared with an increase of 5.1% at December 31, 2008 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2009, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$3,588	6.05%
+ 100 basis points	1,892	3.19
- 100 basis points	(2,378)	(4.01)
- 200 basis points	(5,673)	(9.56)

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

In addition to the risk factors in our Annual Report on Form 10-K, you should carefully consider the following supplemental risk factors. These risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of sales of a large block of shares of our common stock or similar securities in the market, or the perception that such sales could occur.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums have increased significantly in 2009 and we expect to pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than ten basis points multiplied by the institution’s assessment base for the second quarter of 2009. As a result, PBI Bank paid a special assessment of $781,000 on September 30, 2009.

On September 29, 2009, the FDIC adopted a notice of proposed rulemaking that would amend the final rule adopted on May 22, 2009 to restore losses to its Deposit Insurance Fund. The proposed rule would require insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the 4th quarter of 2009 and for all 2010, 2011, and 2012. If the proposed rule is adopted, an institution’s assessment will be calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC will incorporate a uniform 3 basis point increase effective January 1, 2011. The FDIC has indicated that each institution would record the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution would record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The federal banking agencies’ risk-based capital rules permit an institution to apply a 0% risk weight to all claims on U.S. Government agencies, and the FDIC has indicated that the prepayment will qualify for such treatment.

We participate in the FDIC’s Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC’s Temporary Liquidity Guarantee Program, or TLGP. Banks that participate in the TAGP will pay the FDIC annualized fees of ten basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance through December 31, 2009. The FDIC has established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010. During the extension period, the fees for participating banks will range from 15 to 25 basis points, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes. Banks may elect to opt out of participation during the extension period by notifying the FDIC by November 2, 2009. As of the date of this prospectus supplement, we have not opted out of participation during this extension period.

To the extent that assessments under the TAGP are insufficient to cover any loss or expenses arising from the TLGP, the FDIC is authorized to impose an emergency special assessment on all FDIC-insured depository institutions. The FDIC has authority to impose charges for the TLGP upon depository institution holding companies, as well. These charges would cause the premiums and TAGP assessments charged by the FDIC to increase. These actions could significantly increase our non-interest expense for the foreseeable future.

As a result of our participation in the TARP Capital Purchase Program, we are subject to significant restrictions on compensation payable to our executive officers and other key employees.

Our ability to attract and retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. As noted above, in early 2009, the ARRA was signed into law. The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on TARP participants. Among other things, these restrictions limit our ability to pay bonuses and other incentive compensation and make severance payments. These restrictions will continue to apply to us for as long as the preferred stock we issued pursuant to the TARP Capital Purchase Program remains outstanding. These restrictions may negatively affect our ability to compete with financial institutions that are not subject to the same limitations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of September 30, 2009, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the third quarter of 2009. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability to repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable

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

PORTER BANCORP, INC. (Registrant)

November 5, 2009	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

November 5, 2009	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer