Form 10-K/A
period 2008-12-31
Porter Bancorp, Inc.
filed 2009-12-17
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders held May 21, 2009 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed to: (1) amend our Grants of Plan-Based Awards table included in Item 11; (2) clarify our policy for loans to related persons in our Certain Relationships and Related Transactions in Item 13; and, (3) file our 2008 Incentive Compensation Bonus Plan as Exhibit 10.13.

PART III

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is responsible for developing specific policies regarding compensation of our executive officers, as well as evaluating and approving our executive officer incentive compensation, benefit, severance, equity-based or other compensation plans, policies and programs implementing and administering all aspects of our benefit and compensation plans and programs. Our compensation committee was comprised of Mr. Hogan, Mr. Williams and Ms. Bouvette. Our board of directors has determined that Mr. Hogan and Mr. Williams currently meet the independence requirements of the NASDAQ corporate governance rules and relevant federal securities laws and regulations. We are a “controlled company” within the meaning of the NASDAQ corporate governance rules. A controlled company may elect not to comply with certain NASDAQ corporate governance rules, including the requirement that decisions regarding the compensation paid to executive officers must be made either by a compensation committee composed entirely of independent directors or by a majority of the independent directors. We relied on our controlled company status to have Ms. Bouvette serve on our compensation committee until she stepped down in August 2009. As a practical matter, our controlled company status gives Mr. Porter and Ms. Bouvette the ability to assert significant influence over executive compensation decisions.

Executive Compensation Philosophy and Objectives

Our philosophy for executive compensation is to attract, retain and reward excellent executives and align their interests with the interests of our shareholders. To promote this philosophy, we have established the following objectives:

•

provide fair and competitive compensation to executives, based on their performance and contributions to our company, that will attract, motivate and retain individuals that will enable our company to successfully compete with other financial institutions in our markets;

•

provide incentives that reward executives for attaining predetermined objectives that promote and reward individual performance, company financial performance, achievement of strategic goals and company stock performance;

•	instill in our executives a long-term commitment and a sense of ownership through the use of equity-based compensation; and

•	ensure that the interests of our executives are aligned with our shareholders’ interests.

TARP Compensation Standards

On November 21, 2008, Porter Bancorp became a participant in the U.S. Treasury’s Capital Purchase Program (“CPP”). As a result, we are required to comply with a number of executive compensation standards during the period of time in which the U.S. Treasury holds an equity position in Porter Bancorp.

Each of our current executive officers has agreed that their separation entitlements and bonuses, retention awards and other incentive compensation will comply with these standards.

Executive Compensation Components

Our compensation program is comprised of three components:

•	Base salary that is competitive with levels paid by comparable financial institutions;

•	Annual incentive cash payments based on the attainment of targeted performance goals; and

•	Equity-based compensation, consisting of stock options and restricted stock, based on the attainment of targeted performance goals.

The executive compensation plan provides a compensation package that is driven by our overall financial performance and is competitive with the public and non-public financial institutions in our market to enable us to attract and retain executives who we believe are critical to our future success. The plan establishes a range of percentages of total compensation for each of the three components set forth above. For each of our executives, base salary constitutes between 50% and 70% of each executive’s total compensation, cash incentives constitutes between 10% and 20% of each executive’s total compensation and equity based compensation constitutes between 20% and 30% of each executive’s total compensation. The Committee will establish the target percentage of compensation for each of the three components at the beginning of each year.

Base Salary. When establishing base salaries for our executives, we consider the scope of executive responsibilities and publicly available information concerning the compensation paid to executives with similar levels of responsibility by other comparable public and non-public financial institutions in our market. Thereafter, our practice has been to increase base salaries by between 3% and 5% annually to account for a cost of living adjustment, considering an individual executive’s performance when determining the percentage within the range.

For 2008, the Committee reviewed 2006 publicly available national peer group data as compiled by SNL Financial in the 2007 Executive Compensation Review, the most recent data available, to ensure that our base salaries, which total compensation is derived from, were competitive with comparable financial institutions. The publicly available data showed annual compensation, which included base salary, annual bonus and other annual compensation and total compensation, which included annual compensation plus, restricted stock awards, performance units and other compensation paid due to long-term incentive plans. The peer groups were: (i) the 54 financial institutions in the Midwest with assets of $1 billion to $5 billion, (ii) the 52 financial institutions nationwide with assets of $1 billion to $5 billion and a ROAE of between 12.50% and 14.99%. As of December 31, 2007, we had total assets of approximately $1.5 billion and our return on average equity for 2007 was approximately 12.4%.

The Committee evaluated data on the chief executive officer compensation of the two peer groups for Mr. Porter and Ms. Bouvette and the chief operating officer and chief financial officer compensation of the two peer groups for Mr. Pierce. The Committee evaluated data on the chief credit officer compensation of the two peer groups for Mr. Harris because his level on the organization chart is the most comparable to the chief credit officer in the public information that was available.

The following table shows the average annual compensation for 2006 paid to chief executive officers, chief financial officers, chief operating officers and chief credit officers of the two peer groups described above:

Position	Average Annual Compensation of Midwest Financial Institutions with Assets of $1 billion to $5 billion	Average Annual Compensation of Financial Institutions with Assets of $1 billion to $5 billion and ROAE of between 12.50% and 14.99%
CEO	$402,582	$457,942
CFO	223,173	230,604
COO	409,954	337,342
CCO	174,895	184,392

The following table shows the average total compensation for 2006 paid to chief executive officers, chief financial officers, chief operating officers and chief credit officers of the two peer groups described above:

Position	Average Total Compensation of Midwest Financial Institutions with Assets of $1 billion to $5 billion	Average Total Compensation of Financial Institutions with Assets of $1 billion to $5 billion and ROAE of between 12.50% and 14.99%
CEO	$532,804	$649,500
CFO	264,499	285,248
COO	482,633	474,813
CCO	198,100	261,748

Based on its evaluation of the peer group annual compensation and total compensation data, the Committee determined not to change the 2008 base salaries for Mr. Porter, Ms. Bouvette and Mr. Pierce. Instead, Mr. Porter, Ms. Bouvette and Mr. Pierce were able to earn additional compensation in the form of restricted stock based on our performance, which is more fully described below. Mr. Harris’ salary was increased from $130,000 in 2007 to $136,500 for 2008.

For 2009, management and the Compensation Committee determined that it was in the Company’s best interest to implement a company-wide salary freeze given the sustained weakness in business and economic conditions generally in our markets. Upon management’s recommendation, the Compensation Committee agreed to hold salaries for all named executive officers at the same level for 2009. The Committee then used the same process for evaluating base salaries for all of our named executives as has been used in previous years. The Committee also reviewed 2007 publicly available national peer group data as compiled by SNL Financial in the 2008 Executive Compensation Review, the most recent data available, to ensure that our base salaries, which total compensation is derived from, were competitive with comparable financial institutions. The publicly available data showed annual compensation, which included base salary, annual bonus and other annual compensation and total compensation, which included annual compensation plus, restricted stock awards, performance units and other compensation paid due to long-term incentive plans. The peer groups were: (i) the 61 financial institutions in the Midwest with assets of $1 billion to $5 billion, (ii) the 40 financial institutions nationwide with assets of $1 billion to $5 billion and a ROAE of between 10.00% and 12.49%. As of December 31, 2008, we had total assets of approximately $1.6 billion and our return on average equity for 2008 was approximately 10.6%.

The following table shows the average annual compensation for 2007 paid to chief executive officers, chief financial officers, chief operating officers and chief credit officers of the two peer groups described above:

Position	Average Annual Compensation of Midwest Financial Institutions with Assets of $1 billion to $5 billion	Average Annual Compensation of Financial Institutions with Assets of $1 billion to $5 billion and ROAE of between 10.00% and 12.49%
CEO	$387,002	$399,541
CFO	208,476	219,380
COO	269,890	253,826
CCO	220,586	213,754

The following table shows the average total compensation for 2006 paid to chief executive officers, chief financial officers, chief operating officers and chief credit officers of the two peer groups described above:

Position	Average Total Compensation of Midwest Financial Institutions with Assets of $1 billion to $5 billion	Average Total Compensation of Financial Institutions with Assets of $1 billion to $5 billion and ROAE of between 10.00% and 12.49%
CEO	$490,228	$566,443
CFO	243,769	274,966
COO	317,009	327,629
CCO	253,000	299,729

Based on its evaluation of the peer group annual compensation and total compensation data, the Committee determined that the current salaries of the named executive officers was comparable to the peer groups described above.

Cash Incentives. Under our 2008 cash incentive plan, our named executive officers, were able to earn up to a maximum of 30% of their base salary based upon our attainment of pre-established performance objectives. The performance criteria objectives were earnings per share, return on average assets, return on average equity, net interest margin and efficiency. We used these performance criteria metrics because we believe that these are the metrics that (i) drive shareholder value and (ii) are used by our investors to evaluate us. We use corporate performance measures instead of individual performance measures because our philosophy emphasizes teamwork.

The performance components, except earnings per share, are measured against our peers’ performance instead of budget, which had been used in previous years. We believe that measuring our performance against our peers is more appropriate because it (i) reduces the subjectivity that may exist in the budgetary process, (ii) takes into consideration changes in business conditions that affect the entire industry over the year and (iii) provides an incentive for our executives to try to outperform our peers on a relative basis. Our peer group includes:

•	Bank of Kentucky Financial Corporation

•	Community Bank Shares of Indiana, Inc.

•	Community Trust Bancorp, Inc.

•	Farmers Capital Bank Corporation

•	First Financial Service Corporation

•	Integra Bank Corporation

•	Republic Bancorp, Inc.

•	S.Y. Bancorp, Inc.

The peer group, which consists of publicly traded bank holding companies of comparable size that compete in our markets, was selected by management and the Compensation Committee. Earnings per share will be measured against our prior year performance because we believe that the measurement of earnings per share over a one-year period is one of the most prevalent metrics for bank performance in the marketplace. We also believe that this metric will further align the incentives of our management with shareholders by providing an incentive for executives to try to exceed our prior year’s performance.

Under our 2008 cash incentive plan, our named executive officers were able to earn up to a maximum of 30% of their base salary based upon our attainment of pre-established targets for the performance criteria components set forth in the table below. The following table shows the pre-established 2008 targets and the corresponding percentage of salary earned for attaining the target:

Objective	Level 1 Target Goal	Cash award as percentage of Salary	Level 2 Target Goal	Cash award as percentage of Salary
Earnings per share	105% of 2007 EPS	3%	110% of 2007 EPS	6%
Return on average assets	100% of peer median	3%	110% of peer median	6%
Return on average equity	100% of peer median	3%	110% of peer median	6%
Net interest margin	100% of peer median	3%	110% of peer median	6%
Efficiency ratio	100% of peer median	3%	110% of peer median	6%
Total		15%		30%

In 2008, our named executive officers earned cash incentive bonuses totaling 18% of salary. The following table shows Porter Bancorp’s CORE data published by SNL and the individual bonus targets for our executives attained in 2008:

Objective	Porter Bancorp	Actual Level 1 Target	Actual Level 2 Target	Cash award as percentage of Salary
Earnings per share	$1.68	$1.86	$1.95	0.0%
Return on average assets	0.90%	0.79%	0.87%	6.0%
Return on average equity	10.73%	9.29%	10.21%	6.0%
Net interest margin	3.17%	3.70%	4.06%	0.0%
Efficiency ratio	49.50%	63.32%	57.56%	6.0%
Total				18.0%

Each named executive officer was also entitled to a supplemental senior leadership team bonus of up to $5,000 if our earnings per share increased by 10% or more in 2008 from 2007. As indicated above, no supplemental bonuses were earned in 2008.

The Compensation Committee adopted the same cash incentive plan for 2009 that was in place in 2008, with the maximum bonus for named executive officers being 30% of base salary. Subject to changes to our cash incentive plan required by rules adopted under ARRA in June and December 2009, we expect to award bonuses at the end of the first quarter of 2010, after 2009 peer group data becomes available.

Treasury has adopted compensation standards that prevent us from paying or accruing any bonus, retention award or incentive compensation to our senior executive officers and our five most highly-compensated employees. As a result, these new compensation standards preclude any payment of annual incentive compensation and other short-term incentives to our senior executive officers and our five most highly-compensated employees until Porter Bancorp no longer participates in the CPP. Accordingly, our 2009 cash incentive program may be different from the 2009 program that has been adopted.

Equity-Based Compensation. In February 2006, we established the Porter Bancorp, Inc. 2006 Stock Incentive Plan in anticipation of becoming a public company. The 2006 Plan authorizes the issuance of up to 400,000 shares in the form of stock options and restricted stock awards.

The Compensation Committee has the authority to award options and restricted stock awards under the 2006 Plan and to determine the amounts and awards. Although the 2006 Plan authorizes both stock options and restricted stock grants, at this time, the Committee intends to award restricted stock in lieu of stock options because the Committee believes that restricted stock is a better currency to reward our executives and is reflective of current market trends. Stock options also have a less favorable financial impact. Grants of restricted stock are also intended to increase stock ownership by our executives and further align the incentives of our management and shareholders. The shares of restricted stock granted to our executives may not be transferred, and, subject to a few exceptions, will be forfeited if the recipient’s employment with us ends, for a period of up to five years after the grant date. Because of the risk of forfeiture if the recipient’s employment ends before the restrictions have terminated, restricted stock grants also serve as a valuable retention tool.

The Compensation Committee has established a process for determining the amount of restricted stock grant awards to be made each year. The Committee will initially set the maximum dollar value of equity incentive compensation as a percentage of base salary. For 2008, the maximum dollar value of equity incentive compensation as a percentage of base salary was 30%, which we refer to as the “equity goal.” At the beginning of 2008, the Compensation Committee determined to not increase the salaries for Mr. Porter, Ms. Bouvette and Mr. Pierce for 2008, but each of Mr. Porter, Ms. Bouvette and Mr. Pierce were entitled to receive 150% of the achieved equity goal received by our other senior executives in the form of restricted stock. As a result, the maximum dollar value of equity incentive compensation for Mr. Porter, Ms. Bouvette and Mr. Pierce as a percentage of base salary was 45%.

This maximum dollar value assumes we achieve our maximum performance level, which is currently set at 125% of the peer average in each of the four equity incentive components, which are return on average assets, return on average equity, net interest margin and efficiency ratio. As with our cash incentive plan, we use corporate performance measures instead of individual performance measures because our philosophy emphasizes teamwork. The following table provides the reward factors for the two levels of achievement for each of the components for 2008:

Objective	Peer Median	125% of Peer Median
Return on average assets	15%	25%
Return on average equity	15%	25%
Net interest margin	15%	25%
Efficiency ratio	15%	25%

Total	60%	100%

The peer group for the calculation of equity incentive awards is comprised of the same publicly traded bank holding companies used for the cash incentive plan. The following table shows the 2008 Porter Bancorp and peer computations using CORE Data published by SNL and the corresponding reward factor awarded:

Objective	Peer Median	125% of Peer Median	Porter Bancorp	Reward Factor
Return on average assets	0.79%	0.99%	0.90%	15%
Return on average equity	9.29%	11.61%	10.73%	15%
Net interest margin	3.70%	4.63%	3.17%	0%
Efficiency ratio	63.32%	50.66%	49.50%	25%

Total				55%

Based on the computations above, the Compensation Committee approved grants of shares of restricted stock equal to 55% of the applicable equity goal (55% of 45% or 30% of base salary is equal to 24.75% or 16.5% of base salary, respectively). Based on the closing price of $11.39 on March 20, 2009, the named executive officers were awarded the following shares of restricted stock:

Name	Base Salary	Percentage of Salary	Dollar Value of Restricted Shares	Number of Shares of Restricted Stock Awarded
J. Chester Porter	$350,000	24.75%	$86,625	7,605
Maria L. Bouvette	350,000	24.75%	86,625	7,605
David B. Pierce	245,000	24.75%	60,638	5,324
C. Bradford Harris	136,500	16.50%	22,523	1,977

For the year 2009, the Compensation Committee has approved the same formula for calculation of restricted stock awards used in 2009 that was used in 2008. For 2009, the Compensation Committee set the equity goal as 30% for senior executives and 45% for Mr. Porter, Ms. Bouvette and Mr. Pierce. Equity incentive awards are expected to be granted at the end of the first quarter or the beginning of the second quarter of each year once we receive all of the peer data necessary to make the peer average calculations.

As previously discussed, Treasury has adopted compensation standards that include a prohibition on incentives other than a limited amount of restricted stock and those required under valid written employment agreements. As a result, these new compensation standards may require us to revise our 2009 program that has been adopted.

Other Benefits

401(k) Plan. All of our full- and part-time employees, including our named executive officers, are eligible to participate in our 401(k) Plan after 90 days of employment. Subject to certain limitations imposed by federal tax laws, employees may contribute up to 15% of their compensation per year. We contribute a safe-harbor matching contribution equal to 50% of the participants’ first 4% of deferred compensation contribution. At our discretion, we may make an additional contribution each plan year.

Supplemental Executive Retirement Plan. PBI Bank has a Supplemental Executive Retirement Plan to provide additional benefits for certain key officers. David B. Pierce is the only named executive officer that participates in the SERP. It is not currently anticipated that any other executives will be added to this plan.

Pursuant to the SERP, we are obligated to pay each participant, or his or her beneficiaries, at the participant’s retirement or death, monthly retirement income for 10 years equal to 30% of the participants projected salary. Participants begin to vest in this benefit after five years of service and fully vest after ten years of service. In addition, we must pay benefits if the participant’s employment terminates before retirement age (other than by death or for cause) or if the participant is terminated within three years following a change-in-control. The payment of benefits upon a change-in-control is described under the heading “Potential Payments Upon Termination or Change-In-Control” in the Executive Compensation section. The estimated cost of the plan is being accrued over the period of active employment of the participants. We adopted this plan in 2004. As of December 31, 2008, $717,000 had been accrued as a liability for the plan. The amount charged to operations totaled $180,000 in 2008. In order to provide earnings to offset plan expenses, PBI Bank purchased life insurance on the plan participants. As of December 31, 2008, the cash surrender value of the bank owned life insurance was approximately $7.2 million. Income earned from the cash surrender value of the life insurance totaled $300,000 in 2008.

Summary Compensation Table

The following table discloses the compensation received by Porter Bancorp’s chief executive officer, chief financial officer, and the other most highly paid executive officers (all four of these individuals are referred to as the “named executive officers”) during the year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)		Change in Nonqualified Deferred Compensation Earnings(4) ($)		All Other Compensation(5) ($)		Total ($)
J. Chester Porter	2008		$350,000	—	$10,617	—		$63,000		—		$49,145		$472,762
Chairman of the Board and General Counsel of Porter Bancorp and PBI Bank	2007 2006	$ $	350,000 350,000	— —	— —	— —	$ $	40,750 60,750		— —	$ $	36,165 42,150	$ $	426,915 452,900
Maria L. Bouvette	2008		$350,000	—	$10,617	—		$63,000		—		$41,430		$465,047
President and CEO of Porter Bancorp and PBI Bank	2007 2006	$ $	350,000 350,000	— —	— —	— —	$ $	40,750 60,750		— —	$ $	37,002 39,052	$ $	427,752 450,127
David B. Pierce	2008		$245,000	—	$7,431	—		$44,000		$48,915		$39,225		$384,571
Chief Financial Officer of Porter Bancorp and Chief Strategic Officer of PBI Bank	2007 2006	$ $	245,000 245,000	— —	— —	— —	$ $	29,725 43,425	$ $	46,073 43,378	$ $	39,546 39,052	$ $	360,344 370,855
C. Bradford Harris	2008		$136,050	—	$8,372	$5,500		$24,570		—		$15,573		$190,515
Executive Vice President and Corporate General Counsel of Porter Bancorp	2007		$130,000	—	$4,428	$5,500		$17,650		—		$13,694		$161,344

(1)

The amounts reflected in this column are the amounts required to be expensed in accordance with SFAS 123(R) for equity grants. Each of the named executive officers was granted shares of restricted stock based on the Company’s 2007 performance as more fully described in the Compensation Disclosure and Analysis. Mr. Porter and Ms. Bouvette each received a grant of restricted stock in 2008 with a total value of $73,500 (3,952 shares at a per share price of $18.5999); Mr. Pierce received a grant of restricted stock in 2008 with a total value of $51,450 (2,766 shares at a per share price of $18.5999); and Mr. Harris received a grant of restricted stock in 2008 with a total value of $27,300 (1,468 shares at a per share price of $18.5999). Mr. Harris received a grant of restricted stock in 2006 with a total value of $44,260 (2,000 shares at a per share price of $22.13).

(2)

The amount reflected in this column are the amounts required to be expensed in accordance with SFAS 123(R) for grants of stock options. In 2006, Mr. Harris was granted an option to buy 5,000 shares of common stock at a strike price of $25.50. The options vest over three years in 1/6th increments on each six month anniversary of the grant.

(3)

The amounts reflect the cash awards paid to the named executives at the beginning of March 2009 under the Cash Incentive Plan, which is discussed in further detail under the heading “Cash Incentives,” under “Executive Compensation Components.”

(4)

The amounts reflect the increase in the present value of Supplemental Executive Retirement Benefit accrual from the previous year for the named executive officer’s benefit. Please see Pension Benefits table for explanation of benefit and disclosure of present value of accumulated benefit as of December 31, 2008.

(5)	All other compensation for the named executive officers is set forth below.

Name	Vehicle Allowance	401(k) Matching Contribution	401(k) Annual Profit Sharing Contribution	Premiums Paid for Life Insurance For Benefit of Employee	Director Fees	Total Other Compensation
J. Chester Porter	$16,342	$4,600	$5,953	—	22,250	$49,145
Maria L. Bouvette	$9,320	$3,907	$5,953	—	22,250	$41,430
David B. Pierce	$8,161	$4,600	$5,953	$14,511	6,000	$39,225
C. Bradford Harris	$8,500	$3,083	$3,990	—	—	$15,573

Grants of Plan-Based Awards

The following table details all equity-based and non-equity awards granted in 2008 to each of the officers named in the Summary Compensation Table.

Our equity grants have been issued under the Porter Bancorp, Inc. 2006 Stock Incentive Plan, which was established in February 2006 in anticipation of becoming a public company. The 2006 Plan authorizes the issuance of up to 400,000 shares in the form of stock options and restricted stock awards. Although the 2006 Plan authorizes both stock options and restricted stock grants, at this time, the Company is awarding restricted stock only. The method for granting restricted stock is more fully described in the Compensation Disclosure and Analysis.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	Grant Date Fair Value of Stock Awards
Name	Grant Date	Approval Date	Threshold	Maximum
J. Chester Porter	n/a 4/11/08	n/a 4/10/08	$52,500	$105,000	3,952	$73,507
Maria L. Bouvette	n/a 4/11/08	n/a 4/10/08	$52,500	$105,000	3,952	$73,507
David B. Pierce	n/a 4/11/08	n/a 4/10/08	$36,750	$73,500	2,766	$51,448
C. Bradford Harris	n/a 4/11/08	n/a 4/10/08	$20,408	$40,815	1,468	$27,305

(1)	Under our 2008 cash incentive plan, our named executive officers are able to earn up to a maximum of 30% of their base salary based upon our attainment of pre-established targets for the performance criteria components set forth in the table below. The following table shows the pre-established 2009 targets and the corresponding percentage of salary earned for attaining the target:

Objective	Level 1 Target Goal	Cash award as percentage of Salary	Level 2 Target Goal	Cash award as percentage of Salary
Earnings per share	105% of 2007 EPS	3%	110% of 2007 EPS	6%
Return on average assets	100% of peer median	3%	110% of peer median	6%
Return on average equity	100% of peer median	3%	110% of peer median	6%
Net interest margin	100% of peer median	3%	110% of peer median	6%
Efficiency ratio	100% of peer median	3%	110% of peer median	6%
Total		15%		30%

The amounts shown in the “Threshold” column assumes that each of our Level 1 target goals for each of the performance criteria components have been attained as more fully described in “Compensation Disclosure and Analysis – Executive Compemsation Components – Cash Incentives.” The threshold amount will be reduced by 3% of each named executive officer’s base salary for any Level 1 target goal not achieved. The amounts shown in the “Maximum” column assumes that each of our Level 2 target goals for each of the performance criteria components has been attained. Actual cash incentive compensation may range from zero to the amounts set forth in the Maximum column.

(2)	The 2008 equity-based awards for Mr. Porter, Ms. Bouvette, Mr. Pierce and Mr. Harris were made under the 2006 Stock Incentive Plan. Grants of restricted stock on April 11, 2008 were awarded based on the company’s performance in 2007, which was equal to 21% of the named executive officer’s base salary. The restricted shares are shares of our common stock that may not be transferred, and are subject to forfeiture, over a specified period. The named executive officers that are granted restricted shares have all of the same rights as a shareholder, including the right to vote the restricted shares and the right to receive dividends The restricted stock vests at the rate of 20% on each one-year anniversary of the grant date. If a named executive officer ceases to be employed for any reason, the officer will automatically forfeit the unvested portion of the restricted shares. In the event of a change in control, the restriction on the sale of any unvested restricted shares will end.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options[1](#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested(#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)
J. Chester Porter	10,296	(1)	—		—	$26.71	03/15/2010	—		—		—	—
Maria L. Bouvette	10,296	(1)	—		—	$26.71	03/15/2010	—		—		—	—
David B. Pierce	92,658	(1)	—		—	$24.29	03/15/2010	—		—		—	—
C. Bradford Harris	3,501	(2)	1,749	(2)		$21.08	10/19/2011	1,680	(3)	$26,544	(4)	—	—

(1)	The options were issued under the Ascencia Bancorp stock option plan. The number of shares has been adjusted to reflect a 5% stock dividend paid on November 10, 2008.

(2)

The options were issued under our Stock Incentive Plan on October 19, 2006. The options are exercisable as to one-sixth of the underlying shares on each six month anniversary though October 19, 2009. The number of shares has been adjusted to reflect a 5% stock dividend paid on November 10, 2008.

(3)

These restricted shares were issued pursuant to the Porter Bancorp, Inc. 2006 Stock Incentive Plan on October 19, 2006. Generally, the restrictions as to transferability of the shares will lapse as to 10% of the shares on October 19 of each year through 2017.

(4)	Based on the closing price of $15.80 of our common stock at December 31, 2008.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
J. Chester Porter	—	—	—		—
Maria L. Bouvette	—	—	—		—
David B. Pierce	—	—	—		—
C. Bradford Harris	—	—	200	(1)	$3,950	(2)

(1)	One-tenth of the 2,000 restricted shares awarded on October 19, 2006 vested on October 19, 2008.
(2)	Based on the closing price of $19.75 of our common stock at October 19, 2008.

Compensation of Directors

Each director receives $1,250 for each board meeting attended and each non-employee director receives $500 for each committee meeting attended. Our executives who serve on the boards of directors of Porter Bancorp and PBI Bank are paid the same cash director fees as those paid to non-employee directors. Although paying cash director fees to “inside” executives who serve on boards of directors is not the prevalent market practice, it has been the historical practice at Porter Bancorp for many years and constitutes a small portion of affected executive’s total compensation amount. Directors J. Chester Porter, Maria L. Bouvette and David L. Hawkins also serve as directors of PBI Bank. Each bank director receives $500 for each board meeting attended. The directors fees paid to Mr. Porter and Ms. Bouvette are included in the “All Other Compensation” column of the Summary Compensation Table.

In addition to the board and committee fees, non-employee directors are granted restricted shares of common stock on annual basis. Pursuant to our Amended and Restated 2006 Non-Employee Directors Stock Ownership Incentive Plan, non-employee directors of Porter Bancorp are automatically granted 500 restricted shares and non-employee directors of PBI Bank are automatically granted 100 restricted shares on the first day of the month after our annual meeting of shareholders, which is on or about June 1, 2009.

Restricted shares are shares of our common stock that may not be transferred, and are subject to forfeiture, during a specified period. Directors that are granted restricted shares will have all of the same rights as a shareholder, including the right to vote the restricted shares and the right to receive dividends. One-sixth of the restricted shares of common stock will vest on each six month anniversary of the date of grant as long as the director is continuing to serve on the board of directors. If a director ceases to serve on the board of directors for any reason, the director will automatically forfeit the unvested portion of the restricted shares. In the event of a change in control, the restriction on the sale of any unvested restricted shares will end. Under the 2006 Directors Plan, a change in control means (i) the disposal of our business or the business of PBI Bank pursuant to a liquidation, sale of assets or otherwise, (ii) any person, group or entity acquiring or gaining ownership or control of more than 50% of our outstanding shares or the outstanding shares of PBI Bank, other than any trustee or other fiduciary holding shares under any employee benefit plan, or (iii)

during any period of two consecutive years, individuals who were our directors at the beginning of that period cease to constitute a majority of the board of directors, unless the election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Before 2008, the 2006 Directors Plan automatically granted an option for 5,000 shares of common stock to each non-employee director of Porter Bancorp and 1,000 shares of common stock to each non-employee director of PBI Bank in office on the first day of the month after our annual meeting of shareholders. The exercise price was equal to the closing sale price of our shares of common stock as reported on the NASDAQ Global Market on the date of grant. Each option granted became exercisable with respect to one-sixth of the shares of common stock subject to the option on each six month anniversary of the date of grant as long as the director continued to serve on the board of directors. If a director ceases to serve on the board of directors for any reason, the director will automatically forfeit the unvested portion of the option. Each option expired on the fifth anniversary of the date on which it was granted.

The following table provides information on 2008 compensation for non-employee directors.

Name	Fees Earned or Paid in Cash ($)(1)		Stock Awards($) (2)	Option Awards($) (3)	All Other Compensation		Total ($)
David L. Hawkins	$19,250	(4)	$2,074	$14,344	$6,000	(9)	$41,668
W. Glenn Hogan	$16,500	(5)	$1,729	$5,852			$24,081
Michael E. Miller	$9,500	(6)	$0	$0			$9,500
Sidney L. Monroe	$18,750	(7)	$1,729	$11,952			$32,431
Stephen A. Williams	$18,500	(8)	$1,729	$11,952			$32,181

(1)	Each director receives $1,250 for each board meeting attended and $500 for each committee meeting attended.
(2)

Each non-employee director received a restricted stock award of 500 shares on June 2, 2008. The restricted shares vest in one-sixth increments every six-month anniversary of the grant date over three years. The table shows the 2008 compensation expense calculated in accordance with SFAS 123(R). As of December 31, 2008, each director had the following aggregated number of restricted shares: David L. Hawkins, 524; W. Glenn Hogan, 437; Sidney L. Monroe, 437; and Stephen A. Williams, 437.

(3)

The amounts presented in this column for the 2008 year represent the 2008 compensation expense related to the expense from grants of stock options from 2006 and 2007. The options vest over three years and have a life of five years. The table shows the 2008 compensation expense calculated in accordance with SFAS 123(R). As of December 31, 2008, each director had the following aggregated number of options: David L. Hawkins, 12,600; W. Glenn Hogan, 5,250; Sidney L. Monroe, 10,500; and Stephen A. Williams, 10,500. See Note 2 of the Notes to our audited financial statements in our 2008 Form 10-K for the assumptions used in calculating compensation expense.

(4)	Mr. Hawkins received $2,500 for attendance at Audit Committee meetings and $500 for Corporate Governance Committee meetings during 2008.
(5)	Mr. Hogan received $2,500 for attendance at Executive Compensation Committee meetings and $1,500 for Nominating and Corporate Governance Committee meetings in 2008.
(6)

Mr. Miller received $1,000 for attendance at Executive Compensation Committee meetings and $1,000 for Nominating and Corporate Governance Committee meetings in 2008. Mr. Miller resigned from the board effective August 4, 2008.

(7)	Mr. Monroe received $2,500 for attendance at Audit Committee meetings during 2008.
(8)	Mr. Williams received $2,000 for attendance at Audit Committee meetings and $1,500 for Compensation Committee meetings during 2008.
(9)	Mr. Hawkins received $6,000 in PBI Bank director fees.

Pension Benefits

The following table sets forth, in specified years of credited service, the estimated present value of accumulated benefits under the supplemental executive retirement plan adopted by the Bank in July 2004.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($) (1)	Payments During Last Fiscal Year ($)
David B. Pierce	Supplemental executive retirement plan	N/A	$195,865	—

(1)

Reports the present value of the obligation to Mr. Pierce upon retirement at age 62 as of the end of the fiscal year. The plan is designed to provide monthly retirement income to Mr. Pierce for ten years equal to 30% of his projected salary at age 62. This projected salary was determined at plan inception. The present value utilizes a discount rate of 6%. The supplemental executive retirement plan is discussed in further detail under the heading “Other Benefits” in the Compensation Disclosure and Analysis section.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Mr. Hogan and Mr. Williams who are both independent directors. The compensation committee has overall responsibility for evaluating and approving our executive officer incentive compensation, benefit, severance, equity-based or other compensation plans, policies and programs. The compensation committee is also responsible for producing an annual report on executive compensation for inclusion in our proxy statement.

Compensation Committee Report

Porter Bancorp’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

In addition, as required by the provisions of the U.S. Treasury’s Capital Purchase Program, the Committee certifies that it has reviewed with the senior risk officers of Porter Bancorp, the senior executive officer incentive compensation arrangements, and has made reasonable efforts to ensure that such arrangements do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company.

Item 13.	Certain Relationships and Related Transactions.

Certain Relationships And Related Transactions

Transactions with Related Parties

Our Audit Committee has the responsibility to review and ratify all transactions, other than loans and extensions of credit, between the Company and related parties, including without limitation, fees and commissions for services, purchases or sales of assets, rental arrangements and any other financial arrangement.

As a bank, we are not subject to Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. However, loans must be made:

•	in the ordinary course of our consumer credit business;

•	of a type we generally make available to the public; and

•	on market terms, or terms that are no more favorable than those offered by the issuer to the general public.

We have long-standing policies and procedures governing our extension of credit to related parties in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O. All loans to directors and executive officers or their affiliates are approved by the Board of Directors of PBI Bank. As of December 31, 2008, the aggregate amount of all loans outstanding to our executive officers and directors, the executive officers and directors of PBI Bank and the firms and corporations in which they have at least a ten percent beneficial interest was approximately $1.7 million.

Our officers, directors and principal shareholders and their affiliates and certain of the officers and directors of PBI Bank and their affiliates have conducted banking transactions with PBI Bank from time to time, including investments in certificates of deposit. All such investments have been made, and will continue to be made, only in the ordinary course of business of PBI Bank on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features.

Management Service Agreements and Loan Participations with Banks Under Common Control

Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky, located approximately 25 miles southeast of Louisville in Spencer County. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of this bank.

Our chairman, J. Chester Porter owns an interest of approximately 36.0% and his brother, William G. Porter, owns an interest of 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky, located approximately 20 miles south of Louisville in Bullitt County. PBI Bank also has banking offices in Bullitt County. J. Chester Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of this bank.

We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We received a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services in 2008. We receive a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services in 2009.

From time to time, these banks may also participate with PBI Bank in making loans to certain borrowers when our executive officers believe it is mutually beneficial to do so. As of December 31, 2008, we had $6.0 million of participations in real estate loans purchased from, and $23.7 million of participations in real estate loans sold, to these affiliate banks. We believe the terms of our arrangements with these two banks in which J. Chester Porter and William G. Porter have substantial ownership interests are fair and reasonable to us and to the other banks. We have had the terms of our management services agreements with these banks reviewed by an independent accounting firm from time to time. In the future, the terms of these arrangements will also be subject to ongoing review by the independent directors on our audit committee.

Other Transactions in Which Related Parties Have an Interest

Our chairman, J. Chester Porter is the owner of Porter & Associates, a law firm that we retained during our last fiscal year and will retain in the future. We paid $226,800 to Porter & Associates for legal services provided during 2008. In addition, Porter & Associates received fees from borrowers for its representation of PBI Bank in connection with loan closings.

Keith Griffee, the son-in-law of J. Chester Porter, is PBI Bank’s President of the Bullitt County Market. Jennifer E. Porter, Mr. Porter’s daughter and Mr. Griffee’s wife, serves as an advisory director of our Bullitt County banking office. Jack C. Porter, Mr. Porter’s son, serves as an advisory director of our Bullitt County banking office and from time to time provides real estate related services to PBI Bank. Albert J. Bouvette, brother of our president and chief executive officer, Maria L. Bouvette, is an employee of PBI Bank’s information technology department. None of these individuals received compensation in excess of $120,000 for their services in such capacities during 2008.

In 1994, J. Chester Porter and Maria L. Bouvette issued a promissory note to David L. Hawkins, a director and chairman of our audit committee, in the principal amount of $506,315.79 as part of the consideration paid to Mr. Hawkins in connection with the acquisition of Pioneer Bank by a predecessor of our company. The promissory note bears interest at the prime rate plus 1% per annum (currently 4.25%) and payments of interest only are due quarterly. The loan is secured by a mortgage on real estate. The original term of the note has been extended from January 1, 2007 to January 1, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (3)	List of Exhibits

The Exhibit Index of this Amendment No. 1 is incorporated by reference. The compensatory plans or arrangement required to be filed as exhibits are noted in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTER BANCORP, INC.

December 17, 2009	By:	/s/ MARIA L. BOUVETTE
Maria L. Bouvette
President & Chief Executive Officer

EXHIBIT INDEX

Exhibit No. (1)	Description

10.13+	Porter Bancorp, Inc. 2008 Incentive Compensation Bonus Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

+	Management contract or compensatory plan or arrangement.