Form 10-K
period 2009-12-31
Porter Bancorp, Inc.
filed 2010-03-16
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2009, was $41,673,750 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2010, was 8,756,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2010 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the sixth largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our subsidiary PBI Bank, we operate 18 full-service banking offices in 12 counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, with a focus on commercial real estate and residential real estate lending, and an innovative on-line bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia. As of December 31, 2009, we had total assets of $1.8 billion, total net loans of $1.4 billion, total deposits of $1.5 billion and stockholders’ equity of $169 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman, and Maria L. Bouvette, our president and chief executive officer. In 2004, we began to streamline our operations by consolidating our subsidiary banks under common control into a single bank. We completed our reorganization on December 31, 2005, when we acquired the interests of other shareholders in our three partially owned subsidiary bank holding companies in exchange for shares of our common stock, cash and indebtedness. Before December 31, 2005, our company and one of our subsidiary banks were S corporations for federal income tax purposes. Following the consolidation of our four subsidiary banks and the termination of our S corporation elections on December 31, 2005, all of our taxable income became subject to federal income taxes beginning in 2006, which caused our income tax expense to increase compared to the preceding years. See “Item 6. Selected Financial Data – Unaudited Pro Forma Selected Consolidated Financial Data” for more about the consolidation. On December 31, 2005, we also renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area.

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

Employees

At December 31, 2009, the Company had 278 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

U.S. Treasury Capital Purchase Program. On November 21, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), established under the Emergency Economic Stabilization Act of 2008 (“EESA”), Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 314,820 shares (adjusted for stock dividend) of Porter Bancorp’s common stock, at an exercise price of $16.68 per share (adjusted for stock dividend), subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the current quarterly dividend of $0.20 per share without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards) and grants the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued under the Warrant certain registration rights.

The American Recovery and Reinvestment Act (“ARRA”) was enacted on February 17, 2009. ARRA imposes certain new executive compensation and corporate governance obligations on all current and future CPP recipients, including Porter Bancorp, until the institution has redeemed the preferred stock. On June 10, 2009, under the authority granted to it under EESA and ARRA, the U. S. Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on CPP recipients, effective June 15, 2009. As a CPP recipient with currently outstanding CPP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule. The restrictions and requirements provided for in the implementing regulations are generally as follows: (1) required us to establish an independent compensation committee, (2) required us to adopt a corporate policy on luxury or excessive expenditures; (3) requires our compensation committee to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) requires us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibits us from making severance payments or “golden parachutes” to any of our senior executive officers or next five most highly compensated employees; (6) prohibits us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our five most highly compensated employees; (7) prohibits us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (8) requires us to provide enhanced disclosure of perquisites to the FDIC and the U.S. Treasury; (9) requires us to disclose to the FDIC and the U.S. Treasury the use and role of compensation consultants; (10) requires our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; and (11) requires us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our executives, consistent with regulations promulgated by the Securities and Exchange Commission. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company CPP participants.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2009, our ratio of total capital to total risk-weighted assets was 13.8% and our ratio of Tier 1 capital to total risk-weighted assets was 11.9%, both ratios significantly above the required amounts.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of 4.0%. As of December 31, 2009, our leverage ratio of 9.6% was significantly above the required amount.

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

Porter Bancorp is a legal entity separate and distinct from PBI Bank. The majority of our revenue is from dividends paid to us by PBI Bank. PBI Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings. A bank holding company may still declare and pay a dividend if it does not have current operating earnings if the bank holding company expects profits for the entire year and the bank holding company obtains the prior consent of the Federal Reserve.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. PBI Bank did not pay any dividends in 2009.

Prior to November 21, 2011, unless Porter Bancorp has redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 21, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Porter Bancorp to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the current level of $0.20 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a shareholders’ rights plan.

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

Capital Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%. To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total risk-weighted assets of 9% by June 30,2010. As of December 31, 2009, PBI Bank’s ratio of total capital to total risk-weighted assets was 12.6% and its ratio of Tier 1 capital to total risk-weighted assets was 10.7%.

The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks. As of December 31, 2009, PBI Bank’s leverage ratio was 8.6%. The leverage ratio operates in tandem with the FDIC’s risk-based capital guidelines and places a limit on the amount of leverage a bank can undertake by requiring a minimum level of capital to total assets.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. As of December 31, 2009, PBI Bank was “well capitalized” as defined by the FDIC. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decreases, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

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

On November 12, 2009, the FDIC amended the final rule adopted on May 22, 2009 to restore losses to the DIF. The new rule required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the 4th quarter of 2009 and for all 2010, 2011, and 2012. An institution’s assessment is calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC incorporated a uniform 3 basis point increase effective January 1, 2011. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for the next three years. The entire amount of the prepaid assessment was recorded as a prepaid expense. As of December 31, 2009, and each quarter thereafter, each institution is to record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.

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

Temporary Liquidity Guarantee Program. Under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the FDIC guarantees U.S. depository institutions’ transaction accounts and certain qualifying senior unsecured debt. We are a participant in the TLGP’s Transaction Account Guarantee Program (TAGP), which applies to, among others, all U.S. depository institutions insured by the FDIC and all United States bank holding companies, unless they have opted out. Under the TAGP, all non-interest bearing transaction accounts maintained at PBI Bank are insured in full by the FDIC until June 30, 2010, regardless of the standard maximum deposit insurance amounts. Although the TAGP was originally scheduled to expire on December 31, 2009, the FDIC implemented a final rule, effective as of October 1, 2009, extending the transaction account guarantee program by six months until June 30, 2010 (subject to the option of participating institutions to opt out of such six-month extension). PBI Bank chose to remain in the TAGP during the six month extension. Separately, Congress extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013.

The TLGP’s Debt Guarantee Program guarantees certain qualifying senior unsecured debt of U.S. depository institutions. The program has been extended for senior unsecured debt issued after April 1, 2009 and before October 31, 2009 and maturing on or before December 31, 2012. On October 20, 2009, the FDIC established a limited, six-month emergency guarantee facility upon expiration of the Debt Guarantee Program. Under this emergency guarantee facility, certain participating entities can apply to the FDIC for permission to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points, which the FDIC reserves the right to increase on a case-by-case basis, depending upon the risks presented by the issuing entity. We have not participated in this program.

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

On February 18, 2009 the U.S. Treasury outlined the Homeowner Affordability and Stability Plan, which includes measures that could impact Porter Bancorp, including measures to (i) implement a comprehensive homeowner stability initiative that incentivizes financial institutions to reduce homeowners’ monthly mortgage payments, (ii) develop clear and consistent guidelines for loan modifications that participants will be obligated to use and (iii) authorize judicial modifications of home mortgages in personal bankruptcy cases, which modifications must be accepted by the loan servicer or lender. During the course of 2009, the Treasury Department announced numerous programs in implementation of the plan, and sent various legislative proposals to the Congress for consideration. We continue to monitor these developments and assess their potential impact on our business.

In November 2009, the Federal Reserve Board adopted its final rule under Regulation E regarding overdraft fees, which becomes effective for new accounts on July 1, 2010, and for existing accounts on August 15, 2010. This rule generally prohibits financial institutions from charging overdraft fees for ATM and one-time debit card transactions that overdraw consumer deposit accounts, unless the consumer “opts in” to having such overdrafts authorized and paid. The change will impact the amount of overdraft fees banks will be able to charge in the future.

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

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Reduced consumer spending and the absence of liquidity in the global credit markets during the current recession have depressed business activity across a wide range of industries. Unemployment has also increased significantly. Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of collateral securing our loans;

•	An impairment of certain intangible assets, such as goodwill;

•	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

Overall, during the past two years, the general business environment has had an adverse effect on our business, and it is not certain that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments could continue to adversely affect our industry, businesses and results of operations.

Over the past two years, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. The loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could continue to adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

A large percentage of our loans are collateralized by real estate, and further disruptions in the real estate market may result in losses and adversely affect our profitability.

Approximately 89.1% of our loan portfolio as of December 31, 2009 was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate which has resulted in flat to declining real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk. The poor condition of the residential construction and commercial development real estate markets may lead to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which could have a material adverse effect on our capital, financial condition and results of operations.

Approximately 21.5% of our loan portfolio as of December 31, 2009 consisted of real estate construction and development loans. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

The residential construction and commercial development real estate markets continue to experience challenging economic conditions. Further disruptions in these markets may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect the development and construction activities of residential real estate developers. Consequently, the longer the current economic conditions persist, the more likely they are to adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. If these economic conditions and market factors negatively affect some of our larger loans, then we could see a sharp increase in our total net-charge offs and also be required to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb probable incurred losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies have from time to time required us to increase our provision for loan losses or to recognize further loan charge-offs when their judgment has differed from ours, which could have a material negative impact on our operating results.

We may experience additional classified loans and non-performing assets in the foreseeable future if the real estate markets remain weak and cause more borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected if the real estate market remains weak, and therefore may result in an inability to realize a full recovery in the event that a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy remains weak, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by the economic downturn or a localized natural disaster. The economic downturn has had a negative impact on our financial results and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our small to medium-sized business target market may have fewer resources to weather the downturn in the economy.

Our strategy includes lending to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment and money supply may also affect interest rates. If our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities in a given period as a result of decreasing interest rates, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

Our liquidity policies and limits are established by the Board of Directors of PBI Bank, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of PBI Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, non-core brokered deposits, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

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

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Capital may not be available to us on acceptable terms or at all. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our businesses, financial condition and results of operations.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of this offering as well as other sales of a large block of shares of our common stock or similar securities in the market after this offering, or the perception that such sales could occur.

Our issuance of securities to the U.S. Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we cannot redeem the shares by that time.

On November 21, 2008, as part of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008 (“EESA”), we sold $35 million of senior preferred stock to the U.S. Treasury. We also issued to the U.S. Treasury a warrant to purchase 299,829 shares of our common stock at $17.51 per share, subject to certain anti-dilution and other adjustments. The warrant is now exercisable for 314,821 shares at an exercise price of $16.68, based on our 5% stock dividend paid on November 19, 2009. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends and repurchase our shares. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the current quarterly amount nor repurchase any of our shares without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

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

As of December 31, 2009, J. Chester Porter and Maria L. Bouvette beneficially owned approximately 5,768,398 shares, or 65.7% of our outstanding common stock. Mr. Porter and Ms. Bouvette each have made testamentary arrangements that provide for the other to retain voting control of his or her common stock in the event of death. Accordingly, they will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of our entire board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

As a result of our controlled company status Mr. Porter, a non-independent director, serves on our nominating and governance committee. We expect Mr. Porter to continue to serve on our nominating and corporate governance committee for the foreseeable future. Although a majority of our directors are independent directors, they have all been selected by Mr. Porter and Ms. Bouvette, who together have the voting power to remove directors who oppose actions or decisions they favor. Mr. Porter and Ms. Bouvette also have the power to elect a majority of directors who are not independent directors. Our board may elect to dispense with the nominating and governance committee at any time without shareholder consent. Accordingly, our shareholders have fewer procedural and substantive protections than shareholders of companies subject to all of the NASDAQ corporate governance requirements.

If we are unable to manage our growth effectively, our operations could be negatively affected.

Financial institutions like us that have experience rapid growth face various risks and difficulties, including:

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

We may not be able to maintain our historical earnings trends if we are not able to continue to grow.

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

Our ability to implement our strategy for continued growth also depends on our ability to continue to identify and integrate acquisition targets profitably. We may not be able to continue this trend, nor may future acquisitions always be profitable. In addition, increased regulatory scrutiny may limit the ability to make future acquisitions. We also expect that competition for suitable acquisition candidates will be significant. We compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources than we do. We may not be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

FDIC insurance premiums increased significantly in 2009 and we expect to pay higher FDIC premiums in the future. Recent bank failures have substantially depleted the insurance fund of the FDIC and reduced the fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a special assessment equal to five basis points of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than ten basis points multiplied by the institution’s assessment base for the second quarter of 2009. As a result, PBI Bank paid a special assessment of $781,000 on September 30, 2009.

On November 12, 2009, the FDIC adopted a new rule which required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the 4th quarter of 2009 and for all 2010, 2011, and 2012. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for the next three years. See the “Supervision – PBI Bank – Deposit Insurance Assessment” section of Item 1. “Business.”

We participate in the FDIC’s Transaction Account Guarantee Program, or TAGP, for non-interest-bearing transaction deposit accounts. The TAGP is a component of the FDIC’s Temporary Liquidity Guarantee Program, or TLGP. Banks that participate in the TAGP paid the FDIC annualized fees of ten basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance through December 31, 2009. The FDIC has established an extension period for the TAGP to run from January 1, 2010 through June 30, 2010. During the extension period, the fees for participating banks will range from 15 to 25 basis points, depending on the risk category to which the bank is assigned for deposit insurance assessment purposes.

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

We are a holding company and depend on our subsidiaries for dividends and distributions.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, from which we fund any dividends paid to our shareholders, is dividends from PBI Bank. There are statutory and regulatory limitations on the payment of dividends by PBI Bank to us, as well as by us to our shareholders. Regulations of the Federal Reserve affect our ability to pay dividends and other distributions to our shareholders. Regulations of the FDIC and the KDFI affect the ability of PBI Bank to pay dividends and other distributions to us, which requires the consent of those regulators. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

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

Competition in the banking industry may also limit our ability to attract and retain banking clients. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

•	offer higher interest rates on deposits and lower interest rates on loans than we can;

•	offer a broader range of services than we do;

•	maintain more branch locations than we do; and

•	mount extensive promotional and advertising campaigns.

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

While management continually monitors and improves our system of internal controls, data processing systems, and corporate wide processes and procedures, we may suffer losses from operational risk in the future.

Management maintains internal operational controls and we have invested in technology to help us process large volumes of transactions. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

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

We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance and our ability to implement our growth and operating strategies.

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is described under “Item 1 - Business—Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

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

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

Changes in banking laws could have a material adverse effect on us.

We are subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes may adversely and materially affect us. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect our financial condition, results of operation, liquidity or stock price.

Recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals include the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations and the FDIC’s proposed rules tying employee compensation to assessments for deposit insurance. Proposals have also been introduced to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home.

While there can be no assurance that any or all of these regulatory or legislative changes will ultimately be adopted, any such changes, if enacted or adopted, may impact the profitability of our business activities, require we change certain of our business practices or affect retention of key personnel, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.

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

PBI Bank has 18 full-service banking offices. The following table shows the location, square footage and ownership of each property. We believe that each of these locations is adequately insured. Data processing and support operations are located in the Main office in Louisville and the Glasgow office building on Columbia Avenue. Trust services and operations are located in the Campbell Lane office in Bowling Green.

Markets	Square Footage	Owned/Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 645 Elm Street, Eminence	1,500	Owned
Hillview Office: 11998 Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased

South Central Kentucky
Brownsville Office: 113 East Main, Brownsville	8,500	Owned
Greensburg Office: 202-04 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 210 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West Logan Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Northside Office: 1300 North Main Street, Beaver Dam	3,200	Owned
Wal-Mart Office: 1701 North Main Street, Beaver Dam	500	Leased

Owensboro/Davies County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Fairview Office: 1042 Fairview Avenue, Bowling Green	3,300	Leased
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned
Canmer Office: 2708 North Jackson Highway, Canmer	5,000	Owned

Item 3.	Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of our management, threatened litigation in which an adverse decision could result in a material adverse change in our business or consolidated financial position.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”. The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated. All per share data has been restated to reflect stock dividends.

	2009
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$16.65	$13.61	$0.20
Third Quarter	17.24	13.92	0.20
Second Quarter	14.91	11.19	0.20
First Quarter	15.11	9.29	0.20

	2008
	Market Value		Dividend
Quarter Ended	High	Low
Fourth Quarter	$17.91	$13.97	$0.20
Third Quarter	17.84	13.33	0.19
Second Quarter	16.87	13.62	0.19
First Quarter	18.12	15.52	0.19

As of December 31, 2009, we had approximately 998 shareholders, including 208 shareholders of record and approximately 790 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividends

Shareholders of a Kentucky corporation are entitled to receive such dividends and other distributions when, as and if declared from time to time by the board of directors out of funds legally available for distributions to shareholders. Any future determination relating to the payment of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors that our board of directors may deem relevant. Also, Porter Bancorp is a bank holding company, and its ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

As a bank holding company, our principal source of revenue is the dividends that may be declared from time to time by PBI Bank out of funds legally available for payment of dividends. PBI Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any future dividends. In addition to this current restriction, various banking laws applicable to PBI Bank limit its payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. On July 1, 2008, PBI Bank sold a $9 million subordinated capital note to Silverton Bank, N.A., which has been assumed by the FDIC as receiver for Silverton Bank, N.A. The capital note provides that if PBI Bank is in default under the terms of the capital note, PBI Bank would be prohibited from paying dividends on its common stock.

On November 21, 2008, we sold $35 million of senior preferred stock to the U.S. Treasury pursuant to the CPP. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the current quarterly level of $0.20 per common share without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares.

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

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of December 31, 2009, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The program authorizes Porter Bancorp to repurchase shares from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the fourth quarter of 2009. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2005 to 2009. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.” Since 2004, we have combined several banks and bank holding companies in which we or our principal shareholders have held a controlling interest. Our company and its surviving bank subsidiary also terminated their elections to be subchapter S corporations as a result of this reorganization, which was completed effective December 31, 2005. Under U.S. generally accepted accounting principles (“GAAP”), entities that are more than 50% owned by another person or entity are generally consolidated for financial reporting purposes. Accordingly, for all periods presented, all of the assets and liabilities of our former subsidiaries, regardless of our previous percentage of ownership in these entities, are included in our consolidated balance sheet. Our consolidated net income, however, includes our subsidiaries’ net income only to the extent of our previous ownership percentage. In addition, financial data as of dates before and for periods ended through December 31, 2005 have been derived from both S corporations and C corporations within our consolidated group. Beginning on December 31, 2005, and for all subsequent periods, our financial data will reflect that our consolidated group consists entirely of C corporations.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2009	2008	2007	2006	2005
Income Statement Data:
Interest income	$94,466	$100,107	$91,800	$72,863	$62,054
Interest expense	40,412	52,881	49,404	35,622	25,665

Net interest income	54,054	47,226	42,396	37,241	36,389
Provision for loan losses	14,200	5,400	4,025	1,405	3,645
Non-interest income	7,094	6,868	5,556	5,196	5,433
Non-interest expense	30,456	27,757	22,474	19,785	20,047

Income before minority interest and taxes	16,492	20,937	21,453	21,247	18,130
Minority interest in net income of consolidated subsidiaries	—	—	—	—	1,314

Income before income taxes	16,492	20,937	21,453	21,247	16,816
Income tax expense	5,424	6,927	7,224	6,908	2,201

Net income	11,068	14,010	14,229	14,339	14,615
Less:
Dividends on preferred stock	1,750	194	—	—	—
Accretion on preferred stock	176	20	—	—	—

Net income available to common	$9,142	$13,796	$14,229	$14,339	$14,615

Common Share Data (1):
Basic and diluted earnings per common share	$1.05	$1.59	$1.68	$1.94	$2.26
Cash dividends declared per common share	0.80	0.77	0.74	0.73	1.52
Book value per common share	15.34	14.85	14.07	12.89	10.30
Tangible book value per common share	12.01	11.74	11.61	11.29	8.45
Balance Sheet Data (at period end):
Total assets	$1,835,090	$1,647,857	$1,456,020	$1,051,006	$991,481
Debt obligations:
FHLB advances	82,980	142,776	121,767	47,562	63,563
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	9,000	9,000	—	—	—
Notes payable	—	—	—	—	9,600
Average Balance Data:
Average assets	$1,714,131	$1,572,599	$1,221,649	$995,018	$942,733
Average loans	1,371,034	1,324,658	1,019,628	814,202	776,207
Average deposits	1,385,572	1,250,614	997,287	810,419	771,677
Average FHLB advances	106,259	138,954	69,276	57,847	54,342
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	9,000	4,525	—	—	—
Average notes payable	—	—	14	7,329	100
Average stockholders’ equity	168,752	131,706	114,797	83,428	68,922

(1)	Common share data has been adjusted to reflect a 5% stock dividend effective November 19, 2009 and November 10, 2008.

(2)	Efficiency ratio is computed by dividing non-interest expense by the sum of net interest income and non-interest income excluding gains (losses) on sales of securities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, Kentucky, the second largest city in Kentucky. Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue for the next few years. The Bank is both a traditional community bank with a wide range of commercial and personal banking products and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

We focus on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 65.8% of our total loan portfolio as of December 31, 2009, and 67.9% as of December 31, 2008, and contributed significantly to our earnings. Commercial lending generally produces higher yields than residential lending, but requires more rigorous underwriting standards and credit quality monitoring.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2009, we reported net income of $11.1 million compared to net income of $14.0 million for the year ended December 31, 2008. Basic and diluted earnings per common share were $1.05 for the year ended December 31, 2009, compared to $1.59 for 2008. While we are pleased to report profitable results for 2009, we remain challenged by the overall economic environment and credit trends in our loan portfolio. Non-performing loans climbed to 6.0% of total loans and nonperforming assets stand at 5.42% of total assets at December 31, 2009. We remain diligent in the management of our portfolio and are striving to improve credit quality by working throughout our markets with our clients to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

Significant developments for the year ended December 31, 2009 were:

•	Loans grew 4.7% to $1.41 billion compared to $1.35 billion at December 31, 2008.

•	Total assets increased 11.4% to $1.8 billion since the 2008 year-end.

•	Deposits grew 18.7% to $1.5 billion compared with $1.3 billion at December 31, 2008.

•	Our efficiency ratio improved to 50.1% for 2009 compared with 50.7% for 2008 and continued to outperform our peer group.

•	Net interest margin increased to 3.33% for 2009 compared to 3.20% for 2009 as a result of increased average earning assets and decreased cost of funds.

•

Provision for loan losses increased $8.8 million in comparison to 2008 as the result of loan growth, an increase in non-performing loans, and increased net loan charge-offs of $7.5 million, or 0.54% of average loans for 2009, compared with $3.5 million, or 0.27% of average loans for 2008.

•	Porter Bancorp’s stock was added to the Russell 2000 and Russell 3000 indexes effective June 29, 2009.

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

Goodwill and Intangible Assets – We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the annual goodwill impairment test as of December 31, 2009, management does not believe any of the goodwill is impaired as of that date. While management believes no impairment existed at December 31, 2009 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the impairment evaluation and financial condition or future results of operations.

Stock-based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model, which requires the input of highly subjective assumptions, such as volatility, risk-free interest rates and dividend pay-out rates, is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2009 compared with 2008:

	For the Years Ended December 31,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$94,466	$100,107	$(5,641)	(5.6)%
Gross interest expense	40,412	52,881	(12,469)	(23.6)
Net interest income	54,054	47,226	6,828	14.5
Provision for credit losses	14,200	5,400	8,800	163.0
Non-interest income	6,779	7,475	(696)	(9.3)
Gains (losses) on sale of securities, net	315	(136)	451	331.6
Other than temporary impairment on securities	—	(471)	471	100.0
Non-interest expense	30,456	27,757	2,699	9.7
Net income before taxes	16,492	20,937	(4,445)	(21.2)
Income tax expense	5,424	6,927	(1,503)	(21.7)
Net income	11,068	14,010	(2,942)	(21.0)
Dividends on preferred stock	1,750	194	1,556	802.1
Accretion on preferred stock	176	20	156	780.0
Net income available to common	9,142	13,796	(4,654)	(33.7)

Net income of $11.1 million for the year ended December 31, 2009 decreased $2.9 million, or 21.0%, from $14.0 million for 2008. Net income available to common of $9.1 million for the year ended December 31, 2009 decreased $4.7 million, or 33.7%, from $13.8 million for 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense. Provision for loan losses expense increased $8.8 million, or 163.0%, in comparison to 2008 as a result of an increase in non-performing loans, increased net loan charge-offs of $7.5 million, or 0.54% of average loans for 2009, compared with $3.5 million, or 0.27% of average loans for 2008, and modest loan growth. Non-interest income decreased $696,000, or 9.3%, in comparison to 2008 primarily as a result of decreased service charges on deposit accounts, and decreased income from fiduciary activities. These decreases were partially offset by increased gains on sales of investment securities and no recurrence of other than temporary impairment write-downs on investment securities during 2009. Non-interest expense increased $2.7 million, or 9.7%, in comparison to 2008 as a result of increased salary and benefits expense, increased occupancy and equipment expense, and increased expense related to other real estate owned. Professional fees increased due to costs associated with our abandoned tender offer to acquire Citizens First Corporation of Bowling Green, Kentucky, that was terminated in December. In addition, FDIC insurance premiums rose significantly due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment systems and increases in premium rates and a special assessment in 2009. The increased dividends and accretion on preferred stock of $1.6 million and $156,000, respectively, from 2008 was the result of preferred stock being outstanding for 12 months during 2009 versus 41 days during 2008.

The following table summarizes components of income and expense and the change in those components for 2008 compared with 2007:

	For the Years Ended December 31,		Change from Prior Period
	2008	2007	Amount	Percent
	(dollars in thousands)
Gross interest income	$100,107	$91,800	$8,307	9.0%
Gross interest expense	52,881	49,404	3,477	7.0
Net interest income	47,226	42,396	4,830	11.4
Provision for credit losses	5,400	4,025	1,375	34.2
Non-interest income	7,475	5,449	2,026	37.2
Gains (losses) on sale of securities, net	(136)	107	(243)	(227.1)
Other than temporary impairment on securities	(471)	—	(471)	(100.0)
Non-interest expense	27,757	22,474	5,283	23.5
Net income before taxes	20,937	21,453	(516)	(2.4)
Income tax expense	6,927	7,224	(297)	(4.1)
Net income	14,010	14,229	(219)	(1.5)
Dividends on preferred stock	194	—	194	100.0
Accretion on preferred stock	20	—	20	100.0
Net income available to common	13,796	14,229	(433)	(3.0)

Net income of $14.0 million for the year ended December 31, 2008 decreased $219,000, or 1.5%, from $14.2 million for 2007. Net income available to common of $13.8 million for the year ended December 31, 2008 decreased $433,000, or 3.0%, from $14.2 million for 2007. This decrease in earnings was primarily attributable to increased provision for loan losses expense. Provision for loan losses expense increased $1.4 million, or 34.2%, in comparison to 2007 as a result of our loan growth, an increase in non-performing loans, and increased net loan charge-offs of $3.5 million, or 0.27% of average loans for 2008, compared with $2.1 million, or 0.21% of average loans for 2007. Non-interest income increased $2.0 million, or 37.2%, in comparison to 2007 primarily as a result of increased service charges on deposit accounts, income from fiduciary activities originating from the trust operation acquired with Kentucky Trust Bank, and the gain on sale of our Burkesville branch. These increases were partially offset by reduced gains on sales of investment securities and other than temporary impairment write-downs on investment securities. Non-interest expense increased $5.3 million, or 23.5%, in comparison to 2007 as a result of increased salary and benefits expense and an increase in occupancy and equipment expense primarily related to the Kentucky Trust Bank acquisition. In addition, FDIC insurance premiums rose significantly due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment systems. Dividends and accretion on preferred stock for 2008 resulted from our issuance of $35 million of preferred stock on November 21, 2008 in accordance with the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008.

Net Interest Income – Our net interest income was $54.1 million for the year ended December 31, 2009, an increase of $6.8 million, or 14.5%, compared with $47.2 million for the same period in 2008. Net interest spread and margin were 2.99% and 3.33%, respectively, for 2009, compared with 2.79% and 3.20%, respectively, for 2008. The increase in net interest income was primarily the result of higher loan and investment securities volume, but was partially offset by higher volume of certificates of deposit. In addition, our cost of interest bearing liabilities decreased 114 basis points for 2009 while our yield on average earning assets decreased 94 basis points.

Our average interest-earning assets were $1.6 billion for 2009, compared with $1.5 billion for 2008, a 9.8% increase, primarily attributable to loan growth and growth in our investment securities portfolio. Average loans were $1.4 billion for 2009, compared with $1.3 billion for 2008, a 3.5% increase. Average investment securities were $172 million for 2009, compared with $117 million for 2008, a 46.7% increase. Our total interest income decreased 5.6% to $94.5 million for 2009, compared with $100.1 million for 2008. The change was due primarily to lower interest rates on loan volume.

Our average interest-bearing liabilities also increased by 7.3% to $1.4 billion for 2009, compared with $1.3 billion for 2008. Our total interest expense decreased by 23.6% to $40.4 million for 2009, compared with $52.9 million during 2008, due primarily to lower interest rates paid on certificates of deposit, interest-bearing transaction accounts, and FHLB advances. Our average volume of certificates of deposit increased 15.1% to $1.1 billion for 2009, compared with $946.5 million for 2008. The average interest rate paid on certificates of deposits decreased to 3.01% for 2009, compared with 4.31% for 2008.

Our average volume of NOW and money market deposit accounts decreased 8.3% to $162 million for 2009, compared with $177 million for 2008. The average interest paid on these deposits decreased to 1.21% for 2009, compared with 2.16% for 2008. Our average volume of FHLB advances decreased 23.5% to $106.3 million for 2009, compared with $139.0 million for 2008. The average interest rate paid on FHLB advances decreased to 3.47% for 2009, compared with 4.02% for 2008. The decrease in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at lower interest rates, and decreased rates on interest-bearing transaction accounts and FHLB advances.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$1,226,403	$73,843	6.02%	$1,164,892	$81,125	6.96%
Commercial	89,010	5,705	6.41	102,726	7,238	7.05
Consumer	36,848	3,209	8.71	38,786	3,637	9.38
Agriculture	16,559	1,117	6.75	15,555	1,181	7.59
Other	2,214	96	4.34	2,699	36	1.33
U.S. Treasury and agencies	1,279	57	4.46	11,000	482	4.38
Mortgage-backed securities	134,779	7,978	5.92	76,227	3,828	5.02
State and political subdivision securities (3)	21,813	878	6.19	20,272	818	6.21
State and political subdivision securities	2,826	154	5.45	2,455	133	5.42
Corporate bonds	10,423	681	6.53	6,499	382	5.88
FHLB stock	10,072	466	4.63	9,876	518	5.25
Other debt securities	704	46	6.53	704	46	6.53
Other equity securities	1,901	55	2.89	3,474	112	3.22
Federal funds sold	21,591	18	0.08	21,138	405	1.92
Interest-bearing deposits in other financial institutions	60,681	163	0.27	14,853	166	1.12

Total interest-earning assets	1,637,103	94,466	5.80%	1,491,156	100,107	6.74%
Less: Allowance for loan losses	(21,130)			(18,087)
Non-interest-earning assets	98,158			99,530

Total assets	$1,714,131			$1,572,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$1,089,798	$32,816	3.01%	$946,477	$40,811	4.31%
NOW and money market deposits	162,221	1,962	1.21	176,812	3,822	2.16
Savings accounts	34,386	310	0.90	33,969	440	1.30
Federal funds purchased and repurchase agreements	11,042	476	4.31	14,045	555	3.95
FHLB advances	106,259	3,691	3.47	138,954	5,589	4.02
Junior subordinated debentures	34,000	1,157	3.40	29,525	1,664	5.64

Total interest-bearing liabilities	1,437,706	40,412	2.81%	1,339,782	52,881	3.95%
Non-interest-bearing liabilities
Non-interest-bearing deposits	99,167			93,356
Other liabilities	8,506			7,755

Total liabilities	1,545,379			1,440,893
Stockholders’ equity	168,752			131,706

Total liabilities and stockholders’ equity	$1,714,131			$1,572,599

Net interest income		$54,054			$47,226

Net interest spread			2.99%			2.79%

Net interest margin			3.33%			3.20%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.87%			111.30%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

(2)	Calculations include non-accruing loans in average loan amounts outstanding.

(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2008			2007
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

	Year Ended December 31, 2009 vs. 2008			Year Ended December 31, 2008 vs. 2007
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(12,421)	$3,174	$(9,247)	$(14,236)	$22,772	$8,536
U.S. Treasury and agencies	8	(433)	(425)	16	(461)	(445)
Mortgage-backed securities	525	3,625	4,150	(28)	840	812
State and political subdivision securities	1	80	81	(20)	154	134
Corporate bonds	37	262	299	(11)	250	239
FHLB stock	(62)	10	(52)	(131)	45	(86)
Other debt securities	—	—	—	(12)	35	23
Other equity securities	(10)	(47)	(57)	(34)	(17)	(51)
Federal funds sold	(396)	9	(387)	(696)	(230)	(926)
Interest-bearing deposits in other financial institutions	(203)	200	(3)	(121)	192	71

Total increase (decrease) in interest income	(12,521)	6,880	(5,641)	(15,273)	23,580	8,307

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(13,552)	5,557	(7,995)	(6,343)	9,443	3,100
NOW and money market accounts	(1,513)	(347)	(1,860)	(2,617)	639	(1,978)
Savings accounts	(135)	5	(130)	(40)	109	69
Federal funds purchased and repurchase agreements	47	(126)	(79)	(28)	246	218
FHLB advances	(1,009)	(889)	(1,898)	(534)	2,863	2,329
Junior subordinated debentures	(731)	224	(507)	(570)	310	(260)
Other borrowings	—	—	—	—	(1)	(1)

Total increase (decrease) in interest expense	(16,893)	4,424	(12,469)	(10,132)	13,609	3,477

Increase (decrease) in net interest income	$4,372	$2,456	$6,828	$(5,141)	$9,971	$4,830

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Service charges on deposit accounts	$3,112	$3,424	$2,760
Income from fiduciary activities	875	1,079	206
Secondary market brokerage fees	235	365	296
Title insurance commissions	130	157	186
Gains on sales of loans originated for sale	411	—	—
Gains (losses) on sales of investment securities, net	315	(136)	107
Other than temporary impairment on securities	—	(471)	—
Gain on sale of branch	—	410	—
Other	2,016	2,040	2,001

Total non-interest income	$7,094	$6,868	$5,556

Non-interest income increased by $226,000 to $7.1 million for 2009 compared with $6.9 million for 2008. Our non-interest income increased due to increased gains on sales of loans originated for sale of $411,000, or 100%, and increased gains on sales of investment securities, net, of $451,000, or 331.6%. PBI Bank began originating residential real estate loans for sale in the secondary market late in the first quarter of 2009. These increases were partially offset by decreased service charges on deposit accounts of $312,000, or 9.1%, and decreased income from fiduciary activities of $204,000, or 18.9%. Fewer service charges on deposit account fees were the result of lower transaction volume. Trust account fees are based on account assets values which declined during 2009 due to the lower stock market. In addition, 2008 non-interest income included a one-time gain of $410,000 on the sale of a branch and a one-time other-than-temporary impairment charge of $471,000 related to equity securities that were not repeated in 2009.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Salary and employee benefits	$15,009	$14,792	$12,470
Occupancy and equipment	3,918	3,587	2,727
FDIC insurance	2,984	1,051	298
State franchise tax	1,800	1,740	1,336
Other real estate owned expense	1,155	881	833
Professional fees	901	787	829
Postage and delivery	752	748	546
Communications	729	711	466
Advertising	492	463	544
Office supplies	429	569	474
Other	2,287	2,428	1,951

Total non-interest expense	$30,456	$27,757	$22,474

Non-interest expense for the year ended December 31, 2009 of $30.5 million represented a 9.7% increase from $27.8 million for the same period last year. Salaries and employee benefits are the largest component of non-interest expense. This expense increased $217,000, or 1.5%, in comparison with the same period of 2008 as a result of staff additions and increased stock-based compensation expense.

Occupancy expense increased $331,000, or 9.2%, to $3.9 million in 2009 from $3.6 million in 2008 to support a new branch built to replace a leased facility in Beaver Dam, increased real estate taxes, and increased maintenance and repairs costs related to buildings and equipment. FDIC insurance premiums rose significantly in 2009 due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system and due to a one-time special assessment. FDIC insurance increased $1.9 million to $3.0 million in 2009 from $1.1 million in 2008. The one-time special assessment was 40.4% of this increase, or $781,000. Other real estate owned expense increased $274,000, or 31.1%, to $1.2 million in 2009 from $881,000 in 2008 due to higher costs related to foreclosing on nonperforming credits, repossessing collateral, and collecting amounts due. Professional fees increased $114,000, or 14.5%, to $901,000 in 2009 from $787,000 in 2008 due to costs associated with our abandoned tender offer to acquire Citizens First Corporation of Bowling Green, Kentucky, that was terminated in December.

Non-interest expense increases were partially offset by a decrease in office supplies expense. Office supplies decreased $140,000, or 24.6%, to $429,000 in 2009 from $569,000 in 2008 due to cost control measures.

Non-interest expense for the year ended December 31, 2008 of $27.8 million represented a 23.5% increase from $22.5 million in 2007. Salaries and employee benefits are the largest component of non-interest expense. This expense increased $2.3 million, or 18.6%, in comparison with 2007 as a result of cost of living wage increases, and the addition of staff from the Paramount and Kentucky Trust Bank acquisitions.

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

Non-interest expense increases were partially offset by decreases in professional fees and advertising expense. Professional fees decreased $42,000, or 5.1%, to $787,000 in 2008 from $829,000 in 2007 due to lower data processing fees as the data processing operations of Kentucky Trust Bank were merged with our data center in the first quarter of 2008. Advertising expenses decreased $81,000, or 14.9%, to $463,000 in 2008 from $544,000 in 2007. We decreased spending on media advertising in 2008 to focus more on internal programs designed to grow accounts through increased customer service and in-house marketing efforts.

Income Tax Expense – Income tax expense was $5.4 million for 2009 compared with $6.9 million for 2008. Our statutory federal tax rate was 35% in both 2009 and 2008. Our effective federal tax rate decreased to 32.9% in 2009 from 33.1% in 2008, as the percentage of our tax exempt income to total income increased.

Income tax expense was $6.9 million for 2008 compared with $7.2 million for 2007. Our statutory federal tax rate was 35% in both 2008 and 2007. Our effective federal tax rate decreased to 33.1% in 2008 from 33.7% in 2007, as the percentage of our tax exempt income to total income increased.

Analysis of Financial Condition

Total assets at December 31, 2009 were $1.8 billion compared with $1.6 billion at December 31, 2008, an increase of $187.2 million or 11.4%. This increase was primarily attributable to an increase of $56.1 million in net loans from organic growth and an increase of $118.9 million in federal funds sold and interest bearing deposits.

Total assets at December 31, 2008 increased to $1.65 billion compared with $1.46 billion at December 31, 2007, an increase of $191.8 million or 13.2%. This increase was primarily attributable to an increase of $129.1 million in net loans from organic loan growth and the acquisition of Paramount Bank. We also had an increase of $45.0 million in securities available for sale.

Loans Receivable – Loans receivable increased $62.8 million or 4.7% during the year ended December 31, 2009 to $1.4 billion. Our commercial, commercial real estate, and real estate construction portfolios increased by an aggregate of $13.1 million or 1.4% during 2009 and comprised 65.8% of the total loan portfolio at December 31, 2009.

Loans receivable increased $132.4 million or 10.9% to $1.4 billion at December 31, 2008 compared with $1.2 billion at December 31, 2007. Our commercial, commercial real estate, and real estate construction portfolios increased $67.4 million, or 7.9%, to $916.9 million at December 31, 2008. At December 31, 2008, these loans comprised 67.9% of the total loan portfolio compared with 69.8% of the loan portfolio at December 31, 2007.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$535,843	37.93%	$454,634	33.68%
Construction	304,230	21.53	371,301	27.50
Residential	387,017	27.39	342,835	25.39
Home equity	32,384	2.29	33,249	2.46
Commercial	89,903	6.36	90,978	6.74
Consumer	36,989	2.62	37,783	2.80
Agriculture	25,064	1.77	16,181	1.20
Other	1,488	0.11	3,145	0.23

Total loans	$1,412,918	100.00%	$1,350,106	100.00%

	As of December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$422,405	34.69%	$324,354	37.96%	$305,099	38.52%
Construction	318,462	26.15	211,973	24.81	190,080	24.00
Residential	288,703	23.71	195,591	22.89	177,683	22.44
Home equity	25,382	2.08	19,099	2.24	22,707	2.87
Commercial	108,619	8.92	59,113	6.92	50,626	6.39
Consumer	38,061	3.13	29,709	3.48	30,808	3.89
Agriculture	14,855	1.22	13,436	1.57	13,625	1.72
Other	1,211	0.10	1,092	0.13	1,323	0.17

Total loans	$1,217,698	100.00%	$854,367	100.00%	$791,951	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $31.1 million at December 31, 2009.

At December 31, 2009, we had seventeen loan relationships with aggregate extensions of credit in excess of $10 million. Eight of the seventeen relationships include loans that have been classified as substandard by the Bank’s internal loan review process. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $67 million from 2008 to 2009 as construction projects were completed and sold to end users or refinanced under permanent financing arrangements. We also had loans in this category that were transferred to OREO through the normal progression of collection, workout, and ultimate disposition.

As of December 31, 2009, we had $17.7 million of participations in real estate loans purchased from, and $108.9 million of participations in real estate loans sold to, other banks. As of December 31, 2008, we had $21.4 million of participations in real estate loans purchased from, and $108.3 million of participations in real estate loans sold to, other banks.

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

As of December 31, 2009, we had $4.9 million of participations in real estate loans purchased from, and $23.8 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2008, we had $6.0 million of participations in real estate loans purchased from, and $23.7 million of participations in real estate loans sold to, these affiliate banks.

We have analyzed our relationship with these affiliates and determined that we do not have the power to direct the activities of the affiliates that significantly impact their economic performance nor do we govern their absorption of losses or use of their economic resources. As such, these entities are not consolidated in our financial statements.

Loan Maturity Schedule – The following table sets forth information at December 31, 2009, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2009
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Real estate:
Commercial	$104,951	$194,593	$28,677	$328,221
Construction	45,872	37,978	9,584	93,434
Residential	58,954	193,437	62,641	315,032
Home equity	59	149	138	346
Commercial	21,939	28,376	1,187	51,502
Consumer	9,762	21,612	2,478	33,852
Agriculture	7,608	4,067	209	11,884
Other	1,006	8	—	1,014

Total fixed rate loans	$250,151	$480,220	$104,914	$835,285

Loans with floating rates:
Real estate:
Commercial	$72,206	$94,667	$40,749	$207,622
Construction	130,547	79,903	346	210,796
Residential	33,836	14,573	23,576	71,985
Home equity	1,286	7,361	23,391	32,038
Commercial	24,397	6,229	7,775	38,401
Consumer	1,794	795	548	3,137
Agriculture	11,793	919	468	13,180
Other	—	427	47	474

Total floating rate loans	$275,859	$204,874	$96,900	$577,633

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Past due 90 days or more still on accrual	$5,968	$11,598	$2,145	$2,010	$1,969
Loans on non-accrual status	78,888	9,725	10,524	6,930	5,045

Total non-performing loans	84,856	21,323	12,669	8,940	7,014
Real estate acquired through foreclosure	14,548	7,839	4,309	2,415	1,781
Other repossessed assets	80	96	30	9	1

Total non-performing assets	$99,484	$29,258	$17,008	$11,364	$8,796

Non-performing loans to total loans	6.00%	1.58%	1.04%	1.05%	0.89%
Non-performing assets to total assets	5.42%	1.78%	1.17%	1.08%	0.89%

Interest income that would have been earned on non-performing loans was $1.0 million, $601,000 and $586,000 for the years ended December 31, 2009, 2008 and 2007 respectively. Interest income recognized on accruing non-performing loans was $225,000, $181,000, and $140,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009 we had restructured loans totaling $25.2 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1 to 4 family residential or commercial real estate properties. Concessions generally take the form of a reduction in interest rate or temporary curtailment of contractual principal payments on amortizing loans for periods ranging from three to six months. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Loans more than 90 days past due decreased $5.6 million from December 31, 2008 to December 31, 2009, and non-accrual loans increased $69.2 million from December 31, 2008 to December 31, 2009. The $84.9 million in nonperforming loans at December 31, 2009, and $21.3 million at December 31, 2008, were primarily construction, land development, other land, and commercial real estate loans. The protracted slowdown in housing unit sales and loss of tenants or inability to lease vacant office and retail space has placed inordinate stress on these customers and their ability to repay according to the contractual terms of the loans. As such, we have placed these credits on non-accrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Balances at beginning of period	$19,652	$16,342	$12,832	$12,197	$10,261

Loans charged-off:
Real estate	6,519	2,711	1,777	467	1,411
Commercial	301	347	299	132	1,117
Consumer	875	749	267	436	519
Agriculture	36	27	31	1	—
Other	—	—	—	—	37

Total charge-offs	7,731	3,834	2,374	1,036	3,084

Recoveries:
Real estate	133	145	84	59	246
Commercial	55	85	54	121	222
Consumer	76	85	88	83	100
Agriculture	7	8	8	3	—
Other	—	—	—	—	—

Total recoveries	271	323	234	266	568

Net charge-offs	7,460	3,511	2,140	770	2,516

Provision for loan losses	14,200	5,400	4,025	1,405	3,645
Balance acquired in bank acquisition	—	1,421	1,625	—	807

Balance at end of period	$26,392	$19,652	$16,342	$12,832	$12,197

Allowance for loan losses to total loans	1.87%	1.46%	1.34%	1.50%	1.54%
Net charge-offs to average loans outstanding	0.56%	0.27%	0.21%	0.09%	0.32%
Allowance for loan losses to total non-performing loans	31.10%	92.16%	128.99%	143.53%	173.90%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of three components: specific reserves, general reserves and unallocated reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves are provided are excluded from the general reserve and unallocated allowance calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and classification as discussed above. At year-end 2009, our allowance for loan losses to total non-performing loans decreased to 31.10% from 92.16% at year-end 2008. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Our portfolio is comprised primarily of loans secured by real estate. A decline in the value of the real estate serving as collateral for our loans may impact our ability to collect those loans. In general, we obtain updated appraisals on property securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. We use qualified licensed appraisers approved by our Board of Directors. These appraisers possess prerequisite certifications and knowledge of the local and regional marketplace.

Because there are additional risks of losses that cannot be quantified precisely or attributed to particular loans or types of loans, including general economic and business conditions and credit quality trends, we have established an unallocated portion of the allowance for loan losses based on our evaluation of these risks. The unallocated portion of our allowance is determined based on various factors including, but not limited to, general economic conditions of our market area, the growth, composition and diversification of our loan portfolio, types of collateral securing our loans, the experience level of our lending officers and staff, the quality of our credit risk management and the results of independent third party reviews of our classification of credits. As of December 31, 2009 and 2008, the unallocated portions of the allowance for loan losses were $282,000, or 1.1% of the total allowance, and $742,000, or 3.8% of the total allowance, respectively.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our board of directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We used the same methodology and generally similar assumptions in assessing the allowance for both comparison periods. We increased the allowance for loan losses as a percentage of loans outstanding to 1.87% at December 31, 2009 from 1.46% at December 31, 2008. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

As of December 31, 2009, we had $208.3 million of loans classified as substandard, $7,000 classified as doubtful, $15.5 million classified as special mention and none classified as loss. This compares with $84.1 million of loans classified as substandard, $10,000 classified as doubtful, $49.4 million classified as special mention and none classified as loss as of December 31, 2008. The $124.3 million increase in loans classified as substandard is primarily attributable to the downgrade of credits displaying financial weakness indicated by inconsistent payments. Factors affecting each credit are specific to the borrowers business or related to macro economic events and we continue to monitor these credits regularly. In particular, these credits are primarily construction, land development, and commercial real estate loans for projects in or adjacent to our market areas. While these credits have been properly managed through the construction phase and secured by collateral in accordance with our policies, the protracted slowdown in housing unit sales and loss of tenants or inability to lease up vacant office and retail space has placed inordinate stress on these customers and their ability to repay according to the contractual terms of the loans. As of December 31, 2009 we had allocations of $15.9 million in the allowance for loan losses related to these classified loans. This compares to allocations of $7.6 million in the allowance for loan losses related to classified loans at December 31, 2008.

We recorded a provision for loan losses of $14.2 million for the year ended December 31, 2009, compared with $5.4 million for 2008 and $4.0 million for 2007. The total allowance for loan losses was $26.4 million or 1.87% of total loans at December 31, 2009, compared with $19.7 million or 1.46% of total loans at December 31, 2008, and $16.3 million or 1.34% of total loans at December 31, 2007. The increased allowance is consistent with the increase in our loan portfolio of $62.8 million from December 31, 2008 to December 31, 2009, the increase of $63.5 million in non-performing loans to $84.9 million at December 31, 2009 from $21.3 million at December 31, 2008, and increased loan charge-offs. Net charge-offs were $7.5 million for the year ended December 31, 2009 compared with $3.5 million for 2008 and $2.1 million for 2007. We acquired a banking office in 2008 and a financial institution in 2007, and applied generally accepted accounting principles in connection with these acquisitions. More specifically, we applied the provisions of the guidance issued by the FASB with respect to accounting for certain loans or debt securities acquired in a transfer to the 2008 and 2007 transactions. We identified no substantial loan or homogenous group of loans having evidence of deterioration of credit quality as defined by the statement. As a result, the existing allowance for loan loss in the amount of $1.4 million and $1.6 million, respectively, were recorded as of the dates of acquisition.

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

	As of December 31,
	2009		2008
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$9,266	37.93%	$6,770	33.68%
Residential	4,662	29.68	2,271	27.85
Construction	8,215	21.53	5,907	27.50
Commercial	2,040	6.36	1,623	6.74
Consumer	539	2.62	603	2.80
Other	1,388	1.88	1,736	1.43
Unallocated	282	—	742	—

Total	$26,392	100.00%	$19,652	100.00%

	As of December 31,
	2007		2006		2005
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Real estate:
Commercial	$6,606	34.69%	$6,519	37.96%	$5,529	38.52%
Residential	1,580	25.79	1,103	25.13	1,194	25.31
Construction	3,653	26.15	2,000	24.81	1,950	24.00
Commercial	1,655	8.92	896	6.92	1,020	6.39
Consumer	574	3.13	460	3.48	563	3.89
Other	1,731	1.32	1,245	1.70	1,373	1.89
Unallocated	543	—	609	—	568	—

Total	$16,342	100.00%	$12,832	100.00%	$12,197	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $4.4 million, or 2.5%, to $168.7 million at December 31, 2009 compared with $173.1 million at December 31, 2008. We focused new investments in 2009 primarily in the mortgage-backed securities category.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$586	$33	$—	$619	$2,938	$22	$—	$2,960
Agency mortgage-backed: residential	91,127	4,028	—	95,155	119,807	1,293	(118)	120,982
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639	17,139	—	(494)	16,645
State and municipal	24,537	955	(37)	25,455	24,493	330	(415)	24,408
Corporate	13,054	760	(49)	13,765	6,489	39	(451)	6,077
Other debt	704	—	(175)	529	704	—	—	704
Equity	1,885	75	(401)	1,559	1,900	28	(627)	1,301

Total	$165,409	$6,130	$(2,818)	$168,721	$173,470	$1,712	$(2,105)	$173,077

The following table sets forth the contractual maturities, fair values and weighted-average yields for our securities held at December 31, 2009:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$—	—%	$—	—%	$619	5.17%	$—	—%	$619	5.17%
Agency mortgage-backed	370	4.54	2,003	4.76	17,858	4.76	74,924	4.82	95,155	4.81
Private label mortgage-backed	—	—	—	—	6,645	5.38	24,994	13.35	31,639	11.73
State and municipal	86	4.95	3,575	5.84	12,184	5.55	9,610	6.39	25,455	5.91
Corporate bonds	—	—	2,875	7.50	10,890	6.59	—	—	13,765	6.78
Other debt	—	—	—	—	—	—	529	6.50	529	6.50

Total	$456	4.62%	$8,453	6.16%	$48,196	5.46%	$110,057	7.07%	$167,162	6.56%

Equity									1,559

Total									$168,721

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. Non-agency and private issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other than temporary impairment on a quarterly basis. At December 31, 2009, 78.7% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 19.11 years, and 79.0% of the private label mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 26.4 years.

The Company held 44 equity securities at December 31, 2009. Of these securities, 10 had an unrealized loss of $12,000 and had been in an unrealized loss position for less than twelve months and 19 had an unrealized loss of $389,000 and had been in an unrealized loss position for more than 12 months. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. During the 2008 fourth quarter, we recorded an other than temporary impairment charge totaling $471,000 for equity securities held in our portfolio with an original cost of $832,000. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2009, management does not believe any of the remaining equity securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

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

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2009, total deposits increased $241.5 million compared with 2008. During 2008, total deposits increased by $122.0 million compared with 2007. The increase in deposits for 2009 was primarily in certificates of deposit balances and money market accounts. The 2008 increase was primarily in certificates of deposit balances and non-interest bearing demand accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$99,167		$93,356		$73,183
Interest Checking	75,602	0.84%	92,496	1.71%	60,600	2.05%
Money Market	86,619	1.53	84,316	2.66	97,045	4.69
Savings	34,386	0.90	33,969	1.30	25,766	1.44
Certificates of Deposit	1,089,798	3.01	946,477	4.31	740,693	5.09

Total Deposits	$1,385,572		$1,250,614		$997,287

Weighted Average Rate		2.53%		3.60%		4.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$611,011	3.03%	$607,420	4.28%	$529,114	5.04%
$100,000 or more	478,787	2.98	339,057	4.36	211,579	5.22

Total	$1,089,798	3.01%	$946,477	4.31%	$740,693	5.09%

The following table shows at December 31, 2009 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$154,365
Three months through six months	162,828
Six months through twelve months	131,861
Over twelve months	167,236

Total	$616,290

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2009 we had $83.0 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $138.3 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2009	2008	2007
	(dollars in thousands)
Average balance outstanding	$106,259	$138,954	$69,276
Maximum amount outstanding at any month-end during the period	142,583	146,021	121,767
End of period balance	82,980	142,776	121,767
Weighted average interest rate:
At end of period	3.46%	3.31%	4.58%
During the period	3.47%	4.02%	4.71%

Subordinated Capital Note – At December 31, 2009 our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $9 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only is due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest will commence. The note is due July 1, 2020. At December 31, 2009, the interest rate on this note was 3.29%.

Junior Subordinated Debentures – At December 31, 2009, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	As of December 31, 2009 the 3-month LIBOR was 0.25%.

(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures, which mature February 13, 2034, April 15, 2034, and March 1, 2037, are redeemable before the maturity date at our option on or after March 17, 2009, June 17, 2009, and March 1, 2012, respectively, at their principal amount plus accrued interest. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. If we defer these interest payments, we would be prohibited from paying dividends on our common stock.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess is includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2011. As of December 31, 2009, Porter Bancorp’s trust preferred securities totaled 15.1% of its Tier 1 capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2009 and 2008 we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2009, these deposits totaled $114.6 million. We also secured federal funds borrowing lines from major correspondent banks totaling $44 million on an unsecured basis and an additional $25.0 million on a secured basis.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2009, we had an unused borrowing capacity with the FHLB of $138.3 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Capital

Stockholders’ equity increased $5.1 million to $169.3 million at December 31, 2009 compared with $164.2 million at December 31, 2008. The increase was primarily due to net income earned during 2009 reduced by dividends declared on preferred and common stock. Both our company and PBI Bank qualified as well capitalized under regulatory guidelines at December 31, 2009.

On November 21, 2008 we issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, (i) 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 314,820 shares (the “Warrant Common Stock”) of the Company’s common stock, no par value per share, at an exercise price of $16.68 per share.

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

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. At December 31, 2009, without prior approval, PBI Bank had approximately $37.6 million of retained earnings that could be used to pay dividends.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. At December 31, 2009, Porter Bancorp’s and PBI Bank’s ratios of Tier 1 capital and total capital to risk-adjusted assets, and leverage ratios exceeded the minimum regulatory requirements and the minimum requirements for well capitalized institutions.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2009:

	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank
Tier 1 capital	4.0%	6.0%	11.93%	10.65%
Total risk-based capital	8.0	10.0	13.83	12.56
Tier 1 leverage ratio	4.0	5.0	9.59	8.57

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$74,326	$24,775	$14,452	$23,904	$137,457
Standby letters of credit	4,801	—	—	—	4,801

Total	$79,127	$24,775	$14,452	$23,904	$142,258

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2009:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$947,704	$108,836	$181,444	$205	$1,238,189
FHLB advances (1)	65,000	5,000	—	—	70,000
FHLB borrowing (2)	2,684	3,896	2,045	4,355	12,980
Subordinated capital note	450	1,800	1,800	4,950	9,000
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$1,015,838	$119,532	$185,289	$34,510	$1,355,169

(1)	Includes single maturity fixed rate advances with rates ranging from 0.38% to 4.96%, averaging 3.41%.

(2)	Fixed rate mortgage-matched borrowing with rates ranging from 0% to 9.10%, and maturities ranging from 2010 through 2035, averaging 3.71%.

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

We utilize an earnings simulation model to analyze net interest income sensitivity. We then evaluate potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. While short-term interest rates are very low at present, we believe our 100 and 200 basis points scenarios remain appropriate in both rates up and rates down scenarios given that prime rate was 3.25% at year-end 2009. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at December 31, 2009 and December 31, 2008. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, our base net interest income would decrease by an estimated 4.5% at December 31, 2009 compared with a decrease of 7.6% at December 31, 2008. Given a 100 basis point increase in interest rates our base net interest income would increase by an estimated 4.9% at December 31, 2009 compared with an increase of 5.1% at December 31, 2008.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2009, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$5,706	9.50%
+ 100 basis points	2,934	4.88

We did not run a model simulation for declining interest rates as of December 31, 2009, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no further short-term rate reductions can occur. As we implements strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$157,091	$—	$—	$—	$—	—	$157,091
Investment securities	21,469	6,847	13,123	83,644	41,550	2,088	168,721
FHLB stock	10,072	—	—	—	—	—	10,072
Loans held for sale	334	—	—	—	—	—	334
Loans, net of allowance	835,304	112,129	154,597	290,933	19,955	(26,392)	1,386,526
Fixed and other assets	—	—	—	—	—	112,346	112,346

Total assets	$1,024,270	$118,976	$167,720	$374,577	$61,505	$88,042	$1,835,090

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$194,644	$—	$—	$—	$—	$—	$194,644
Certificates of deposit	308,346	345,130	291,418	291,586	1,709	—	1,238,189
Borrowed funds	50,993	20,479	30,972	21,256	4,797	—	128,497
Other liabilities	—	—	—	—	—	104,426	104,426
Stockholders’ equity	—	—	—	—	—	169,334	169,334

Total liabilities and stockholders’ equity	$553,983	$365,609	$322,390	$312,842	$6,506	$273,760	$1,835,090

Period gap	$470,287	$(246,633)	$(154,670)	$61,735	$54,999

Cumulative gap	$470,287	$223,654	$68,984	$130,719	$185,718

Period gap to total assets	25.63%	(13.44%)	(8.43%)	3.36%	3.00%

Cumulative gap to total assets	25.63%	12.19%	3.76%	7.12%	10.12%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	184.89%	124.32%	105.55%	108.41%	111.89%

Our one-year cumulative gap position as of December 31, 2009 was positive $223.6 million or 12.2% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, in relation to the criteria described in the report, Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, Management concludes that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2009, the Company’s internal control was effective in achieving the objectives stated above.

/s/ Maria L. Bouvette	/s/ David B. Pierce
Maria L. Bouvette President and Chief Executive Officer	David B. Pierce Chief Financial Officer

March 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath, LLP

Louisville, Kentucky

March 15, 2010

PORTER BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2009	2008
Assets
Cash and due from financial institutions	$169,328	$43,767
Federal funds sold	2,845	8,779

Cash and cash equivalents	172,173	52,546
Interest-bearing deposits in other financial institutions	—	600
Securities available for sale	168,721	173,077
Loans held for sale	334	—
Loans, net of allowance of $26,392 and $19,652, respectively	1,386,526	1,330,454
Premises and equipment	23,610	22,543
Goodwill	23,794	23,794
Accrued interest receivable and other assets	59,932	44,843

Total assets	$1,835,090	$1,647,857

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$97,263	$92,940
Interest bearing	1,432,833	1,195,609

Total deposits	1,530,096	1,288,549
Repurchase agreements	11,517	10,084
Federal Home Loan Bank advances	82,980	142,776
Accrued interest payable and other liabilities	7,163	8,235
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,665,756	1,483,644
Commitments and contingent liabilities (Note 17)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding	34,307	34,131
Common stock, no par, 10,000,000 shares authorized, 8,756,440 and 8,702,330 shares issued and outstanding, respectively	83,104	76,897
Non-voting common stock, no par, 9,000,000 shares authorized	—	—
Additional paid-in capital	14,959	13,483
Retained earnings	34,811	39,957
Accumulated other comprehensive income (loss)	2,153	(255)

Total stockholders’ equity	169,334	164,213

Total liabilities and stockholders’ equity	$1,835,090	$1,647,857

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2009	2008	2007
Interest income
Loans, including fees	$83,970	$93,217	$84,681
Taxable securities	8,971	4,983	4,405
Tax exempt securities	878	818	684
Federal funds sold and other	647	1,089	2,030

	94,466	100,107	91,800

Interest expense
Deposits	35,088	45,073	43,882
Federal Home Loan Bank advances	3,691	5,589	3,260
Junior subordinated debentures	795	1,368	1,924
Subordinated capital note	362	296	—
Notes payable	—	—	1
Federal funds purchased and other	476	555	337

	40,412	52,881	49,404

Net interest income	54,054	47,226	42,396
Provision for loan losses	14,200	5,400	4,025

Net interest income after provision for loan losses	39,854	41,826	38,371
Non-interest income
Service charges on deposit accounts	3,112	3,424	2,760
Income from fiduciary activities	875	1,079	206
Secondary market brokerage fees	235	365	296
Title insurance commissions	130	157	186
Net gain on sales of loans originated for sale	411	—	—
Net (loss) gain on sales of securities	315	(136)	107
Other than temporary impairment on securities	—	(471)	—
Gain on sale of branch	—	410	—
Other	2,016	2,040	2,001

	7,094	6,868	5,556

Non-interest expense
Salaries and employee benefits	15,009	14,792	12,470
Occupancy and equipment	3,918	3,587	2,727
FDIC insurance	2,984	1,051	298
State franchise tax	1,800	1,740	1,336
Other real estate owned expense	1,155	881	833
Professional fees	901	787	829
Postage and delivery	752	748	546
Communications	729	711	466
Advertising	492	463	544
Other	2,716	2,997	2,425

	30,456	27,757	22,474

Income before income taxes	16,492	20,937	21,453
Income tax expense	5,424	6,927	7,224

Net income	11,068	14,010	14,229
Less:
Dividends on preferred stock	(1,750)	(194)	—
Accretion on preferred stock	(176)	(20)	—

Net income available to common shareholders	$9,142	$13,796	$14,229

Basic and diluted earnings per common share	$1.05	$1.59	$1.68

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares		Amount
	Common	Preferred	Common	Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2007	7,622,447	—	$64,820	—	$11,036	$32,355	$135	$108,346
Issuance of stock in acquisition, net	263,409	—	6,119	—	—	—	—	6,119
Issuance of unvested stock	7,500	—	—	—	—	—	—	—
Forfeited unvested stock	(2,150)	—	—	—	—	—	—	—
Shares repurchased	(10,000)	—	(192)	—	—	—	—	(192)
Stock-based compensation expense	—	—	—	—	234	—	—	234
Comprehensive income:
Net income	—	—	—	—	—	14,229	—	14,229
Changes in net unrealized gain (loss) on securities held for sale, net of reclassifications and tax effects	—	—	—	—	—	—	(214)	(214)

Total comprehensive income	—	—	—	—	—	—	—	14,015

Cash dividends declared ($0.73 per share)	—	—	—	—	—	(6,233)	—	(6,233)

Balances, December 31, 2007	7,881,206	—	70,747	—	11,270	40,351	(79)	122,289
Issuance of preferred stock and a common stock warrant	—	35,000	—	34,111	889	—	—	35,000
Issuance of unvested stock	31,952	—	—	—	—	—	—	—
Forfeited unvested stock	(2,731)	—	—	—	—	—	—	—
Shares repurchased	(17,371)	—	(301)	—	—	—	—	(301)
Stock-based compensation expense	—	—	—	—	296	—	—	296
Comprehensive income:
Net income	—	—	—	—	—	14,010	—	14,010
Changes in net unrealized gain (loss) on securities held for sale, net of tax effects	—	—	—	—	—	—	(176)	(176)

Total comprehensive income	—	—	—	—	—	—	—	13,834

Dividends on preferred stock	—	—	—	—	—	(194)	—	(194)
Amortization of preferred stock discount	—	—	—	20	—	(20)	—	—
Cash dividends declared ($0.77 per share)	—	—	—	—	—	(6,711)	—	(6,711)
5% stock dividend declared	394,877	—	6,451	—	1,028	(7,479)	—	—

	Shares		Amount
	Common	Preferred	Common	Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2008	8,287,933	35,000	76,897	34,131	13,483	39,957	(255)	164,213
Issuance of unvested stock	51,684	—	—	—	—	—	—	—
Forfeited unvested stock	(515)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	388	—	—	388
Comprehensive income:
Net income	—	—	—	—	—	11,068	—	11,068
Changes in net unrealized gain (loss) on securities held for sale, net of tax effects	—	—	—	—	—	—	2,408	2,408

Total comprehensive income	—	—	—	—	—	—	—	13,476

Dividends on preferred stock	—	—	—	—	—	(1,750)	—	(1,750)
Amortization of preferred stock discount	—	—	—	176	—	(176)	—	—
Cash dividends declared ($0.80 per share)	—	—	—	—	—	(6,993)	—	(6,993)
5% stock dividend declared	417,338	—	6,207	—	1,088	(7,295)	—	—

Balances, December 31, 2009	8,756,440	35,000	$83,104	$34,307	$14,959	$34,811	$2,153	$169,334

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$11,068	$14,010	$14,229
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	3,464	3,664	2,485
Provision for loan losses	14,200	5,400	4,025
Net accretion on securities	(558)	(53)	(32)
Stock-based compensation expense	386	280	234
Deferred income taxes	(2,574)	(486)	(716)
Net gain on sales of loans	(411)	—	—
Loans originated for sale	(20,529)	—	—
Proceeds from sales of loans held for sale	20,439	—	—
Net loss on other real estate owned	190	263	391
Net realized (gain) loss on sales of securities	(315)	607	(107)
Net gain on sale of branch	—	(410)	—
Earnings on bank owned life insurance	(283)	(300)	(296)
Federal Home Loan Bank stock dividends	—	(393)	—
Net change in accrued interest receivable and other assets	(5,031)	2,575	1,218
Net change in accrued interest payable and other liabilities	(2,398)	(942)	(853)

Net cash from operating activities	17,648	24,215	20,578
Cash flows from investing activities
Net change in interest-bearing deposits with banks	600	—	—
Purchases of available-for-sale securities	(36,979)	(92,280)	(37,171)
Sales and calls of available-for-sale securities	13,813	24,339	2,800
Maturities and prepayments of available-for-sale securities	32,100	22,075	18,664
Proceeds from sale of other real estate owned	13,121	12,119	8,260
Improvements to other real estate owned	(293)	(386)	(1,066)
Loan originations and payments, net	(92,248)	(82,186)	(292,431)
Purchases of premises and equipment, net	(2,605)	(2,415)	(4,544)
Redemption of bank owned life insurance	—	2,179	—
Acquisition of Ohio County Bancshares, net	—	—	(5,881)
Acquisition of Paramount Bank, net	—	(5,215)	—
Disposal of Burkesville branch, net	—	(8,904)	—

Net cash from investing activities	(72,491)	(130,674)	(311,369)

Cash flows from financing activities
Net change in deposits	241,547	59,416	210,222
Net change in federal funds purchased and repurchase agreements	1,433	(1,201)	7,641
Repayment of notes payable	—	—	(2,534)
Repayment of Federal Home Loan Bank advances	(299,796)	(53,991)	(30,984)
Advances from Federal Home Loan Bank	240,000	75,000	99,595
Proceeds from subordinated capital note	—	9,000	—
Issuance of preferred stock, net	—	35,000	—
Repurchase of common stock	—	(301)	(192)
Cash dividends paid on preferred stock	(1,721)	(194)	—
Cash dividends paid on common stock	(6,993)	(6,711)	(6,233)

Net cash from financing activities	174,470	116,018	277,515

Net change in cash and cash equivalents	119,627	9,559	(13,276)
Beginning cash and cash equivalents	52,546	42,987	56,263

Ending cash and cash equivalents	$172,173	$52,546	$42,987

Supplemental cash flow information:
Interest paid	$41,055	$53,322	$48,161
Income taxes paid	8,150	6,700	8,150
Supplemental non-cash disclosure
Transfer from loans to other real estate	$20,534	$16,004	$9,725
Issuance of common stock in acquisition of Ohio County Bancshares, net	—	—	6,119
5% Stock dividend	7,295	7,479	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, intangible assets, stock compensation, deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans Held for Sale – Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Mortgage banking derivatives used in the ordinary course of business consist of mandatory forward sales contracts and rate lock loan commitments. Forward contracts represent future commitments to deliver loans at a specified price and date and are used to manage interest rate risk on loan commitments and mortgage loans held for sale. Rate lock commitments represent commitments to fund loans at a specific rate. These derivatives involve underlying items, such as interest rates, and are designed to transfer risk. Substantially all of these instruments expire within 60 days from the date of issuance. Notional amounts are amounts on which calculations and payments are based, but which do not represent credit exposure, as credit exposure is limited to the amounts required to be received or paid.

We adopted FASB ASC topic 815, “Derivative and Hedging” during the first quarter of 2009. Our commitments to deliver loans and our rate lock loan commitments were insignificant at year end.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Servicing Rights – Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. To date, we have retained the servicing rights for all loans originated for sale and subsequently sold.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net amortization expense was $1,000 for the year ended December 31, 2009. Late fees and ancillary fees related to loan servicing were not material.

Transfers of Financial Assets – Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed. Other real estate owned of $14.5 million and $7.8 million is included in other assets on the balance sheet at December 31, 2009 and 2008, respectively.

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

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

Adoption of New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. (See Note 18 for more specific disclosure.)

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption was not material.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The impact of adoption was not material.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Management has adopted this statement for the period end December 31, 2009 and the impact has been retroactively presented in the 2008 and 2007 EPS disclosures.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The impact of adoption was not material.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The impact of adoption was not material.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The impact of adoption was not material.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. Management is currently evaluating this standard but does not expect the impact of adoption to be material to the results of operations or financial position of the Company.

The FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is expected to be immaterial.

NOTE 2 – STOCK PLANS AND STOCK BASED COMPENSATION

At December 31, 2009, the Company has a stock option plan and a stock incentive plan. On December 31, 2005, the Company assumed the 2000 Stock Option Plan of Ascencia Bank, Inc. when the Company acquired the minority interest of Ascencia Bancorp, Inc. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. With regard to the 2000 Option Plan, no additional grants were made after assumption of the plan and none are expected to be made in the future. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2009, the Company had granted outstanding options to purchase 209,808 shares under the 2000 option plan and 40,037 shares under the 2006 plan. The Company also had granted under the 2006 plan 110,397 unvested shares net of forfeitures and vesting. The Company has 229,959 shares remaining available for issue under the 2006 Plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 47,413 shares and granted 3,420 unvested shares to non-employee directors. At December 31, 2009, 47,416 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options granted under the 2000 plan have a life of ten years while those granted under the 2006 plan have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2009
	Options	Weighted Average Exercise Price
Outstanding, beginning	297,810	$22.89
Forfeited	(552)	23.13

Outstanding, ending	297,258	$22.89

The following table details stock options outstanding:

December 31, 2009
Stock options vested and currently exercisable:	296,091
Weighted average exercise price	$22.90
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.8
Total Options Outstanding:	297,258
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.8

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at December 31, 2009. There were no options exercised during 2009 or 2008. The Company recorded $61,000 and $60,000 of stock option compensation during 2009 and 2008, respectively, to salaries and employee benefits. Since the stock options are non-qualified stock options, a tax benefit of $22,000 and $21,000, respectively, was recognized. No options were modified during either period. As of December 31, 2009, no stock options issued by the Company have been exercised.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on volatilities of similar publicly traded companies due to the limited historical trading activity of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted in 2009 or 2008.

From time-to-time, the Company grants unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the grant date provided the employee or director continues in such capacity at the vesting date. The fair value on the date of grant ranged from $10.85 to $13.52 per share. The Company recorded $325,000 and $220,000, respectively, of stock-based compensation during 2009 and 2008 to salaries and employee benefits. A deferred tax benefit of $114,000 and $77,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2009
	Shares	Weighted Average Grant Price
Outstanding, beginning	72,441	$19.83
Granted	54,268	10.97
Vested	(12,351)	19.19
Forfeited	(541)	23.13

Outstanding, ending	113,817	$15.66

Unrecognized stock based compensation expense related to stock options and unvested shares for 2009 and beyond is estimated as follows (in thousands):

2010	$357
2011	346
2012	334
2013	250
2014 & thereafter	282

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2009
U.S. Government and federal agency	$586	$33	$—	$619
State and municipal	24,537	955	(37)	25,455
Agency mortgage-backed: residential	91,127	4,028	—	95,155
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639
Corporate bonds	13,054	760	(49)	13,765
Other	704	—	(175)	529

Total debt securities	163,524	6,055	(2,417)	167,162
Equity	1,885	75	(401)	1,559

Total	$165,409	$6,130	$(2,818)	$168,721

December 31, 2008
U.S. Government and federal agency	$2,938	$22	$—	$2,960
State and municipal	24,493	330	(415)	24,408
Agency mortgage-backed: residential	119,807	1,293	(118)	120,982
Private label mortgage-backed: residential	17,139	—	(494)	16,645
Corporate bonds	6,489	39	(451)	6,077
Other	704	—	—	704

Total debt securities	171,570	1,684	(1,478)	171,776
Equity	1,900	28	(627)	1,301

Total	$173,470	$1,712	$(2,105)	$173,077

Sales and calls of available for sale securities were as follows:

	2009	2008	2007
	(in thousands)
Proceeds	$13,813	$24,339	$2,800
Gross gains	321	625	107
Gross losses	6	761	—

The tax benefit (provision) related to these net gains and losses realized on sales were $(110,000), $48,000 and $(37,000), respectively.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$34,327	$34,203
One to five years	87,276	90,638
Five to ten years	26,122	27,260
Beyond ten years	15,799	15,061

Total	$163,524	$167,162

Securities pledged at year-end 2009 and 2008 had carrying values of approximately $67,329,000 and $74,201,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2009
State and municipal	$867	$(5)	$1,033	$(32)	$1,900	$(37)
Agency mortgage-backed: residential	8	—	—	—	8	—
Private label mortgage-backed: residential	23,731	(1,977)	4,091	(179)	27,822	(2,156)
Corporate bonds	—	—	1,997	(49)	1,997	(49)
Other	529	(175)	—	—	529	(175)
Equity	46	(12)	701	(389)	747	(401)

Total temporarily impaired	$25,181	$(2,169)	$7,822	$(649)	$33,003	$(2,818)

2008
State and municipal	$12,240	$(412)	$96	$(3)	$12,336	$(415)
Agency mortgage-backed: residential	34,119	(61)	1,446	(57)	35,565	(118)
Private label mortgage-backed: residential	9,730	(494)	—	—	9,730	(494)
Corporate bonds	2,266	(141)	2,776	(310)	5,042	(451)
Equity	578	(315)	447	(312)	1,025	(627)

Total temporarily impaired	$58,933	$(1,423)	$4,765	$(682)	$63,698	$(2,105)

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $31.6 million which had unrealized losses of approximately $2.2 million at December 31, 2009. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors to insure it has adequate credit support and as of December 31, 2009, the Company believes there is no OTTI and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

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

As of December 31, 2009, the Company holds 44 equity securities. Of these securities, 10 had an unrealized loss of $12,000 and had been in an unrealized loss position for less than twelve months and 19 had an unrealized loss of $389,000 and had been in an unrealized loss position for more than 12 months. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. During the 2008 fourth quarter, we recorded an other than temporary impairment charge totaling $471,000 for equity securities held in our portfolio with an original cost of $832,000. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2009, management does not believe any of the remaining equity securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

NOTE 4 – LOANS

Loans at year-end were as follows:

	2009	2008
	(in thousands)
Commercial	$89,903	$90,978
Real estate	1,259,474	1,202,019
Agriculture	25,064	16,181
Consumer	36,989	37,783
Other	1,488	3,145

Subtotal	1,412,918	1,350,106
Less: Allowance for loan losses	(26,392)	(19,652)

Loans, net	$1,386,526	$1,330,454

Activity in the allowance for loan losses for the years indicated was as follows:

	2009	2008	2007
	(in thousands)
Beginning balance	$19,652	$16,342	$12,832
Acquired in bank acquisition	—	1,421	1,625
Provision for loan losses	14,200	5,400	4,025
Loans charged-off	(7,731)	(3,834)	(2,374)
Loan recoveries	271	323	234

Ending balance	$26,392	$19,652	$16,342

Impaired loans were as follows:

	2009	2008
	(in thousands)
Loans with no allocated allowance for loan losses	$21,373	$3,479
Loans with allocated allowance for loan losses	84,766	16,249

Total	$106,139	$19,728

Amount of the allowance for loan losses allocated	$5,453	$875

	2009	2008	2007
	(in thousands)
Average of impaired loans during the year	$44,041	$19,066	$4,842
Interest income recognized during impairment	1,094	793	98
Cash basis interest income recognized	987	647	98

Impaired loans include commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	2009	2008
	(in thousands)
Loans past due 90 days or more still on accrual	5,968	11,598
Non-accrual loans	78,888	9,725

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At December 31, 2009 we had restructured loans totaling $25.2 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2009	2008
	(in thousands)
Land and buildings	$24,740	$22,363
Furniture and equipment	17,253	16,581

	41,993	38,944
Accumulated depreciation	(18,383)	(16,401)

	$23,610	$22,543

Depreciation expense was $1,486,000, $1,410,000 and $1,056,000 for 2009, 2008 and 2007, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2009	2008
	(in thousands)
Beginning of year	$23,794	$18,174
Acquired goodwill	—	5,986
Adjustments	—	(334)
Disposal of goodwill from sale of Burkesville branch	—	(32)

End of year	$23,794	$23,794

Adjustments to goodwill in 2008 resulted from finalizing evaluations related to the Ohio County Bancshares acquisition in 2007.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year end:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$1,207	$4,183	$748
Trust account intangibles	100	23	100	13

In 2008, core deposit intangibles of $631,000 were acquired in the Paramount Bank acquisition and $48,000 of core deposit intangibles were disposed of in the sale of the Burkesville branch.

Aggregate amortization expense was $469,000, $474,000 and $115,000 for 2009, 2008 and 2007, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2010	$469
2011	469
2012	466
2013	437
2014	407

NOTE 7 – DEPOSITS

Time deposits of $100,000 or more were approximately $616,290,000 and $410,331,000 at year-end 2009 and 2008, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2010	$947,704
2011	40,114
2012	68,722
2013	8,238
2014	173,206
Thereafter	205

$1,238,189

NOTE 8 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008
	(in thousands)
Balance at year-end	$11,517	$10,084
Average daily balance during the year	$10,912	$10,715
Average interest rate during the year	4.35%	4.42%
Maximum month-end balance during the year	$11,556	$11,369
Weighted average interest rate at year-end	4.21%	4.45%
Fair value of securities sold under agreements to repurchase at year-end	$11,517	$10,084

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2009	2008
	(in thousands)
Single maturity advances with fixed rates from 0.38% to 4.96% maturing from 2010 through 2012, averaging 3.41% for 2009	$70,000	$126,595
Monthly amortizing advances with fixed rates from 0.00% to 9.10% and maturities ranging from 2010 through 2035, averaging 3.71% for 2009	12,980	16,181

Total	$82,980	$142,776

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by approximately $470,541,000 and $464,992,000 of first mortgage loans, under a blanket lien arrangement at year-end 2009 and 2008. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $138,304,000 at year-end 2009.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2010	$67,684
2011	2,183
2012	6,713
2013	1,208
2014	837
Thereafter	4,355

$82,980

At year-end 2009, the Company had approximately $69 million of federal funds lines of credit available from correspondent institutions, and $138.3 million unused lines of credit with the Federal Home Loan Bank.

NOTE 10 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $9 million at December 31, 2009. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only is due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest will commence. The note is due July 1, 2020. At December 31, 2009, the interest rate on this note was 3.29%.

NOTE 11 – JUNIOR SUBORDINATED DEBENTURES

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

Description	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034

				$25,000,000

(1)	As of December 31, 2009 the 3-month LIBOR was 0.25%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

NOTE 12 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $391,000, $395,000 and $295,000 in 2009, 2008 and 2007, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $180,000, $180,000 and $180,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The related liability was $897,000 and $717,000 at December 31, 2009 and 2008, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants to fund the benefits of these plans. Life insurance with a cash surrender value of $1,100,000 was purchased during 2006. The Company acquired life insurance with a cash surrender value in 2007 of $2,145,000 in the Ohio County Bancshares acquisition. The life insurance acquired in the Ohio County Bancshares acquisition was redeemed in 2008. It had a cash value of $2,179,000 at the time of redemption. The cash surrender value of all insurance policies was $7,509,000 and $7,227,000 at December 31, 2009 and 2008, respectively. Income earned from the cash surrender value of life insurance totaled $283,000, $300,000 and $296,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The income is recorded as other non-interest income.

NOTE 13 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2009	2008	2007
	(in thousands)
Current	$7,943	$7,413	$7,940
Deferred	(2,519)	(486)	(716)

	$5,424	$6,927	$7,224

Effective tax rates differ from federal statutory rate of 35% applied to income before income taxes due to the following.

	2009	2008	2007
	(in thousands)
Federal statutory rate times financial statement income	$5,772	$7,328	$7,509
Effect of:
Tax-exempt income	(303)	(289)	(210)
Non taxable life insurance income	(99)	(112)	(111)
Federal tax credits	(45)	(38)	(38)
Other, net	99	38	74

Total	$5,424	$6,927	$7,224

Year-end deferred tax assets and liabilities were due to the following.

	2009	2008
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,186	$6,757
Net unrealized loss on securities available for sale	—	137
Other than temporary impairment write-down	165	165
Net operating loss carryforward	92	154
Amortization of non-compete agreements	59	79
Other	1,019	691

	10,521	7,983

Deferred tax liabilities:
Fixed assets	575	424
Net unrealized gain on securities available for sale	1,159	—
FHLB stock dividends	1,276	1,276
Net assets from acquisitions	1,679	1,720
Originated mortgage servicing rights	55	—
Other	716	724

	5,460	4,144

Net deferred tax asset	$5,061	$3,839

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2009 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2006.

NOTE 14 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2009 were as follows (in thousands):

Beginning balance	$1,655
New loans	14,135
Repayments	(331)

Ending balance	$15,459

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $4,300,000 and $9,775,000.

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

As of December 31, 2009, we had $4.9 million of participations in real estate loans purchased from, and $23.8 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2008, we had $6.0 million of participations in real estate loans purchased from, and $23.7 million of participations in real estate loans sold to, these affiliate banks.

NOTE 15 – PREFERRED STOCK

On November 21, 2008, as part of the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the U.S. Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, (i) 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 314,820 shares (the “Warrant Common Stock”) of the Company’s common stock, no par value per share, at an exercise price of $16.68 per share.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in millions) and ratios are presented below at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk-weighted assets
Consolidated	$191.8	13.8%	$110.9	8.0%	N/A	N/A
PBI Bank	173.1	12.6	110.2	8.0	$137.8	10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$165.3	11.9%	$55.5	4.0%	N/A	N/A
PBI Bank	146.8	10.7	55.1	4.0	$82.7	6.0%
Tier 1 Leverage Ratio
Consolidated	$165.3	9.6%	$68.9	4.0%	N/A	N/A
PBI Bank	146.8	8.6	68.5	4.0	$85.6	5.0%
2008
Total Capital to risk-weighted assets
Consolidated	$187.6	14.1%	$106.8	8.0%	N/A	N/A
PBI Bank	159.7	12.0	106.5	8.0	$133.2	10.0%
Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$161.9	12.1%	$53.4	4.0%	N/A	N/A
PBI Bank	134.0	10.1	53.3	4.0	$79.9	6.0%
Tier 1 Leverage Ratio
Consolidated	$161.9	10.1%	$64.1	4.0%	N/A	N/A
PBI Bank	134.0	8.4	64.0	4.0	$80.0	5.0%

The Company’s primary source of funds to pay dividends to stockholders is the dividends it receives from the Bank. The Bank is subject to certain regulations on the amount of dividends it may declare without prior regulatory approval. Under these regulations, the amount of dividends that may be paid in any year is limited to that year’s net profits, as defined, combined with the retained net profits of the preceding two years, less dividends declared during those periods. At year-end 2009, $37,575,000 of retained earnings was available to the Bank to pay dividends.

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

The Company holds instruments, in the normal course of business, with clients that are considered financial guarantees. Standby letters of credit guarantees are issued in connection with agreements made by clients to counterparties. Standby letters of credit are contingent upon failure of the client to perform the terms of the underlying contract. The Company evaluates each credit request of its customers in accordance with established lending policies. Based on these evaluations and the underlying policies, the amount of required collateral (if any) is established. Collateral held varies but may include negotiable instruments, accounts receivable, inventory, property, plant and equipment, income producing properties, residential real estate, and vehicles. The Company’s access to these collateral items is generally established through the maintenance of recorded liens or, in the case of negotiable instruments, possession. No liability is currently established for the standby letters of credit.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$17,690	$35,501	$14,274	$47,763
Unused lines of credit	16,267	67,999	15,401	72,197
Standby letters of credit	563	4,238	2,654	7,182

Commitments to make loans are generally made for periods of one year or less.

NOTE 18 – FAIR VALUES

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We use various valuation techniques to determine fair value, including market, income and cost approaches. There are three levels of inputs that may be used to measure fair values:

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or market value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for impairment. The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$619	$—	$619	$—
State and municipal	25,455	—	25,455	—
Agency mortgage-backed	95,155	—	95,155	—
Private label mortgage-backed	31,639	—	—	31,639
Corporate bonds	13,765	—	13,765	—
Other debt securities	529	—	—	529
Equity securities	1,559	1,559	—	—

Total	$168,721	$1,559	$134,994	$32,168

Fair Value Measurements at December 31, 2008 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$2,960	$—	$2,960	$—
State and municipal	24,408	—	24,408	—
Agency mortgage-backed	120,982	—	120,982	—
Private label mortgage-backed	16,645	—	16,645	—
Corporate bonds	6,077	—	6,077	—
Other debt securities	704	—	704	—
Equity	1,301	1,301	—	—

Total	$173,077	$1,301	$171,776	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2009	$0
Purchases	23,168
Transfers from Level 2	17,349
Net accretion (amortization)	1,084
Principal paydowns	(8,110)
Net change in unrealized gain (loss)	(1,323)

Balance of recurring Level 3 assets at December 31,	$32,168

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$79,313	$—	$—	$79,313
Other real estate owned, net	14,548	—	—	14,548

Fair Value Measurements at December 31, 2008 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$15,374	$—	$—	$15,374

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.8 million, with a valuation allowance of $5.5 million, at December 31, 2009, resulting in an additional provision for loan losses of $4.0 million for the year ended December 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $15.4 million, with a valuation allowance of $875,000, resulting in an additional provision for loan losses of $681,000 for the year ended December 31, 2008.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $14.5 million. Write-downs of $807,000 were taken on other real estate owned for the year ended December 31, 2009.

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$172,173	$172,173	$52,546	$52,546
Interest-bearing deposits with banks	—	—	600	600
Securities available-for-sale	168,721	168,721	173,077	173,077
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Loans, net	1,386,526	1,396,465	1,330,454	1,342,446
Accrued interest receivable	9,329	9,329	10,228	10,228
Financial liabilities
Deposits	$1,530,096	$1,526,508	$1,288,549	$1,285,772
Federal funds purchased and securities sold under agreements to repurchase	11,517	11,517	10,084	10,084
Federal Home Loan Bank advances	82,980	83,217	142,776	144,030
Subordinated capital notes	9,000	7,323	9,000	8,216
Junior subordinated debentures	25,000	18,250	25,000	21,326
Accrued interest payable	2,705	2,705	3,722	3,722

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with banks, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. . It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

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

The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition.

(in thousands)
Loans, net	$73,420
Goodwill	5,986
Core deposit intangibles	631
Other assets	1,033

Total assets acquired	81,070

Deposits	(75,657)
Other liabilities	(198)

Total liabilities assumed	(75,855)

Net assets acquired	$5,215

NOTE 20 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2009	2008	2007
	(in thousands, except share and per share data)
Basic and diluted
Net income	$11,068	$14,010	$14,229
Less:
Preferred stock dividends	(1,750)	(194)	—
Accretion of preferred stock discount	(176)	(20)	—

Net income available to common shareholders	$9,142	$13,796	$14,229

Weighted average voting and convertible non-voting common shares outstanding	8,745,226	8,697,792	8,481,337

Basic and diluted earnings per common share	$1.05	$1.59	$1.68

All historical data has been adjusted to reflect the 5% stock dividends.

Stock options for 297,258 shares of common stock for 2009, 297,810 shares of common stock for 2008, and 313,723 shares of common stock for 2007, were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 314,821 shares of the Company’s common stock at an exercise price of $16.68 was outstanding at December 31, 2009 and 2008 (none at December 31, 2007) but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

NOTE 21 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2009	2008	2007
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$4,020	$(878)	$(219)
Less: Reclassification adjustment for gains (losses) realized in income	315	(607)	107

Net unrealized gains (losses)	3,705	(271)	(326)
Tax effect	(1,297)	95	112

Net-of-tax amount	$2,408	$(176)	$(214)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2009	2008
	(in thousands)
ASSETS
Cash and cash equivalents	$10,010	$24,148
Securities available-for-sale	7,554	2,005
Investment in banking subsidiaries	174,647	160,439
Investment in and advances to other subsidiaries	776	777
Other assets	2,733	3,277

Total assets	$195,720	$190,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	611	658
Shareholders’ equity	169,334	164,213

Total liabilities and shareholders’ equity	$195,720	$190,646

CONDENSED STATEMENTS OF INCOME

Years ended December 31,

	2009	2008	2007
	(in thousands)
Interest income	$741	$402	$1,010
Dividends from subsidiaries	24	43	6,059
Other income	1,422	1,428	1,481
Interest expense	(819)	(1,410)	(1,984)
Other expense	(3,023)	(3,461)	(2,677)

Income before income tax and undistributed subsidiary income	(1,655)	(2,998)	3,889
Income tax expense (benefit)	(564)	(1,081)	(852)
Equity in undistributed subsidiary income	12,159	15,927	9,488

Net income	$11,068	$14,010	$14,229

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2009	2008	2007
	(in thousands)
Cash flows from operating activities
Net income	$11,068	$14,010	$14,229
Adjustments:
Equity in undistributed subsidiary income	(12,159)	(15,927)	(9,488)
Loss on sale of assets	6	799	—
Change in other assets	312	171	357
Change in other liabilities	(76)	(153)	(1,388)
Other	390	321	215

Net cash (used in) from operating activities	(459)	(779)	3,925
Cash flows from investing activities
Investments in subsidiaries	—	(12,000)	(5,881)
Purchase of securities	(5,075)	—	(3,823)
Sales of securities	110	3,760	150

Net cash (used in) from investing activities	(4,965)	(8,240)	(9,554)

	2009	2008	2007
	(in thousands)
Cash flows from financing activities
Repayment of borrowings	—	—	(2,534)
Proceeds from sale of preferred stock, net	—	35,000	—
Repurchase of common stock, net	—	(301)	(192)
Dividends paid on preferred stock	(1,721)	(194)	—
Dividends paid on common stock	(6,993)	(6,711)	(6,233)

Net cash from (used in) financing activities	(8,714)	27,794	(8,959)

Net change in cash and cash equivalents	(14,138)	18,775	(14,588)
Beginning cash and cash equivalents	24,148	5,373	19,961

Ending cash and cash equivalents	$10,010	$24,148	$5,373

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest Income	Net Interest Income	Net Income		Earnings Per Share
					Basic	Diluted
	(in thousands, except per share data)
2009
First quarter	$23,502	$11,967	$3,061		$.30	$.30
Second quarter	23,645	12,813	3,245		.31	.31
Third quarter	23,802	14,374	4,536		.47	.47
Fourth quarter	23,517	14,900	226	(1)	(.03)	(.03)
2008
First quarter	$25,674	$11,343	$3,597		$.42	$.42
Second quarter	25,041	11,972	3,973		.45	.45
Third quarter	25,106	12,433	4,100		.47	.47
Fourth quarter	24,286	11,478	2,340		.25	.25

(1)	Fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter.

All historical data has been adjusted for the 5% stock dividends.

NOTE 24 – SUBSEQUENT EVENTS

Subsequent to year end, we entered negotiations with a classified loan customer to obtain deed in lieu of foreclosure for a multi-unit residential condominium and patio home development located in our primary market area. The loans secured by this development totaled approximately $17 million at December 31, 2009 and were current at that time. The loans reached maturity in the first quarter of 2010 and during the renewal process adverse conditions affecting our customer’s global financial condition came to light that warranted our actions to seek a deed to protect our collateral from potential liens and litigation arising from projects in which we were not involved.

We received a deed to the property in March 2010 and transferred the property into Other Real Estate Owned at the carrying amount of our loans which approximated fair value less cost to sell. The transfer had no effect on our provision for loan losses and allowance for losses at December 31, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our Management’s Report on Internal Control Over Financial Reporting, set forth under Item 8 “Financial Statements and Supplementary Data,” identifies the framework used by management to evaluate the effectiveness of our internal control. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2010, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2010, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2010, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2010, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2010, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007

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

PORTER BANCORP, INC.

March 15, 2010	By:	/s/ Maria L. Bouvette

Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter	Chairman of the Board of Directors	March 15, 2010
J. Chester Porter

/s/ Maria L. Bouvette	President and Chief Executive Officer	March 15, 2010
Maria L. Bouvette

/s/ David B. Pierce	Chief Financial Officer	March 15, 2010
David B. Pierce

/s/ David L. Hawkins	Director	March 15, 2010
David L. Hawkins

/s/ W. Glenn Hogan	Director	March 15, 2010
W. Glenn Hogan

/s/ Sidney L. Monroe	Director	March 15, 2010
Sidney L. Monroe

/s/ Stephen A. Williams	Director	March 15, 2010
Stephen A. Williams

EXHIBIT INDEX

Exhibit No. (1)	Description

3.1	Amended and Restated Articles of Incorporation of Registrant. Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation. Exhibit 3.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

3.3	Bylaws of the Registrant. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

4.1	Warrant to purchase up to 299,829 shares. Exhibit 4.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.1+	USAccess Bank, Inc. (now known as PBI Bank) 2000 Stock Option Plan. Exhibit 10.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.2+	Amendment to PBI Bank 2000 Stock Option Plan. Exhibit 10.2 to Form 10-K filed March 26, 2009 is hereby incorporated by reference.

10.3+	Porter Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Exhibit 10.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.4+	Form of Porter Bancorp, Inc. Stock Option Award Agreement. Exhibit 10.3 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.5+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.4 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.6+	Form of Ascencia Bank (now known as PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.7+	Form of Amendment to PBI Bank Supplemental Executive Retirement Plan. Exhibit 10.7 to Form 10-K filed March 26, 2009 is hereby incorporated by reference.

10.8+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008. Annex A Definitive Proxy Statement filed April 17, 2008 is hereby incorporated by reference.

10.9+	Amendment to Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008. Exhibit 10.9 to Form 10-K filed March 26, 2009 is hereby incorporated by reference.

10.10	Promissory Installment Note of Maria L. Bouvette and J. Chester Porter, as borrowers, to David L. Hawkins, as lender. Exhibit 10.7 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed May 24, 2006 is hereby incorporated by reference.

10.11	Letter Agreement, dated November 21, 2008 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury. Exhibit 10.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.12	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.13+	Porter Bancorp, Inc. 2008 Incentive Compensation Bonus Plan. Exhibit 10.13 to Form 10-K/A filed December 17, 2009 is hereby incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

+	Management contract or compensatory plan or arrangement.

(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.