Form 10-Q
period 2010-03-31
Porter Bancorp, Inc.
filed 2010-05-11
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

8,822,844 shares of Common Stock, no par value, were outstanding at April 30, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2010 and December 31, 2009

Unaudited Consolidated Statements of Income for the three months ended March 31, 2010 and 2009

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$73,481	$169,328
Federal funds sold	19,001	2,845

Cash and cash equivalents	92,482	172,173
Securities available for sale	180,582	168,721
Mortgage loans held for sale	975	334
Loans, net of allowance of $26,543 and $26,392, respectively	1,333,698	1,386,526
Premises and equipment	23,251	23,610
Other real estate owned	59,688	14,548
Goodwill	23,794	23,794
Accrued interest receivable and other assets	42,857	45,384

Total assets	$1,757,327	$1,835,090

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$99,518	$97,263
Interest bearing	1,385,522	1,432,833

Total deposits	1,485,040	1,530,096
Federal funds purchased and repurchase agreements	11,595	11,517
Federal Home Loan Bank advances	47,285	82,980
Accrued interest payable and other liabilities	6,670	7,163
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,584,590	1,665,756
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized, 35,000 issued and outstanding. Liquidation preference of $35 million at March 31, 2010	34,351	34,307
Common stock, no par, 19,000,000 shares authorized, 8,822,844 and 8,756,440 shares issued and outstanding, respectively	83,104	83,104
Additional paid-in capital	15,055	14,959
Retained earnings	35,820	34,811
Accumulated other comprehensive income	4,407	2,153

Total stockholders’ equity	172,737	169,334

Total liabilities and stockholders’ equity	$1,757,327	$1,835,090

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans, including fees	$19,873	$21,270
Taxable securities	2,335	1,862
Tax exempt securities	216	221
Fed funds sold and other	202	149

	22,626	23,502

Interest expense
Deposits	7,383	9,918
Federal Home Loan Bank advances	720	1,149
Subordinated capital note	75	102
Junior subordinated debentures	152	251
Federal funds purchased and other	119	115

	8,449	11,535

Net interest income	14,177	11,967
Provision for loan losses	3,000	1,600

Net interest income after provision for loan losses	11,177	10,367

Non-interest income
Service charges on deposit accounts	720	688
Income from fiduciary activities	252	220
Secondary market brokerage fees	60	58
Title insurance commissions	37	20
Net gain on sales of loans originated for sale	91	—
Net gain on sales of securities	57	1
Other	475	499

	1,692	1,486

Non-interest expense
Salaries and employee benefits	3,947	3,878
Occupancy and equipment	1,022	998
FDIC Insurance	705	459
State franchise tax	543	450
Other real estate owned expense	378	127
Professional fees	266	228
Communications	186	155
Postage and delivery	188	184
Advertising	96	158
Other	718	639

	8,049	7,276

Income before income taxes	4,820	4,577
Income tax expense	1,564	1,516

Net income	3,256	3,061
Less:
Dividends on preferred stock	438	438
Accretion on preferred stock	44	44

Net income available to common shareholders	$2,774	$2,579

Basic and diluted earnings per common share	$0.32	$0.30

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2010

(dollars in thousands, except share and per share data)

	Shares		Amount		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common	Preferred	Common	Preferred
Balances, January 1, 2010	8,756,440	35,000	$83,104	$34,307	$14,959	$34,811	$2,153	$169,334
Issuance of unvested stock	66,882	—	—	—	—	—	—	—
Forfeited unvested stock	(478)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	96	—	—	96
Comprehensive income:
Net income	—	—	—	—	—	3,256	—	3,256
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	2,254	2,254

Total comprehensive income	—	—	—	—	—	—	—	5,510

Dividends on preferred stock	—	—	—	—	—	(438)	—	(438)
Amortization of preferred stock discount	—	—	—	44	—	(44)	—	—
Cash dividends declared ($0.20 per share)	—	—	—	—	—	(1,765)	—	(1,765)

Balances, March 31, 2010	8,822,844	35,000	$83,104	$34,351	$15,055	$35,820	$4,407	$172,737

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2010 and 2009

(dollars in thousands)

	2010	2009
Cash flows from operating activities
Net income	$3,256	$3,061
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	844	970
Provision for loan losses	3,000	1,600
Net amortization (accretion) on securities	(226)	188
Stock-based compensation expense	99	76
Net gain on loans originated for sale	(91)	(2)
Loans originated for sale	(6,182)	(1,038)
Proceeds from sales of loans originated for sale	5,588	88
Net gain on sales of investment securities	(57)	(1)
Net (gain) loss on sales of other real estate owned	(1)	5
Earnings on bank owned life insurance	(70)	(71)
Net change in accrued interest receivable and other assets	2,755	903
Net change in accrued interest payable and other liabilities	(1,707)	194

Net cash from operating activities	7,208	5,973

Cash flows from investing activities
Purchases of available-for-sale securities	(23,105)	(9,165)
Sales and calls of available-for-sale securities	8,163	501
Maturities and prepayments of available-for-sale securities	6,832	7,389
Proceeds from sale of other real estate owned	878	1,259
Improvements to other real estate owned	(338)	(24)
Loan originations and payments, net	3,582	(23,273)
Purchases of premises and equipment, net	(35)	(289)

Net cash from investing activities	(4,023)	(23,602)

Cash flows from financing activities
Net change in deposits	(45,056)	102,404
Net change in federal funds purchased and repurchase agreements	78	2,450
Repayment of Federal Home Loan Bank advances	(35,695)	(15,584)
Cash dividends paid on preferred stock	(438)	(408)
Cash dividends paid on common stock	(1,765)	(1,740)

Net cash from financing activities	(82,876)	87,122

Net change in cash and cash equivalents	(79,691)	69,493
Beginning cash and cash equivalents	172,173	52,546

Ending cash and cash equivalents	$92,482	$122,039

Supplemental cash flow information:
Interest paid	$8,744	$11,809
Income taxes paid	—	150
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$52,214	$3,946
Sale and financing of other real estate owned	6,295	—

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include Porter Bancorp, Inc. (Company or PBI) and its wholly-owned subsidiary, PBI Bank (Bank). All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The impact of adoption was not material.

The FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The impact of adoption was not material.

Note 2 – Stock Plans and Stock Based Compensation

On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2010, the Company had granted outstanding options to purchase 50,628 shares. The Company also had granted 163,051 unvested shares net of forfeitures and vesting. The Company has 152,765 shares remaining available for issue under plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 43,001 shares and issued 3,136 unvested shares to non-employee directors. At March 31, 2010, 52,260 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Three Months Ended March 31, 2010		Twelve Months Ended December 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	297,258	$22.89	297,810	$22.89
Forfeited	(4,632)	21.43	(552)	23.13
Expired	(198,997)	23.38	—	—

Outstanding, ending	93,629	$21.92	297,258	$22.89

The following table details stock options outstanding:

March 31, 2010
Stock options vested and currently exercisable:	92,408
Weighted average exercise price	$21.93
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.9
Total Options Outstanding:	93,629
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.9

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at March 31, 2010. There were no options exercised during the first three months of 2010. The Company recorded $1,000 of stock option compensation during the three months ended March 31, 2010 to salaries and employee benefits. No options were modified during the period. As of March 31, 2010, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary of the issuance date provided the employee or director continues in such capacity at the vesting date. The fair value of the 2010 unvested shares issued to certain employees was $11.60 per share. The Company recorded $98,000 of stock-based compensation during the first quarter of 2010 to salaries and employee benefits. A deferred tax benefit of $35,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended March 31, 2010		Twelve Months Ended December 31, 2009
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	113,817	$15.66	72,441	$19.83
Granted	66,882	11.60	54,268	10.97
Vested	(14,034)	14.06	(12,351)	19.19
Forfeited	(478)	18.49	(541)	23.13

Outstanding, ending	166,187	$14.15	113,817	$15.66

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2010 and beyond is estimated as follows (in thousands):

April 2010 – December 2010	$384
2011	501
2012	489
2013	405
2014 & thereafter	466

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Losses	Fair Value
	(in thousands)
March 31, 2010
U.S. Government and federal agency	$10,412	$32	$(86)	$10,358
State and municipal	24,489	1,355	(13)	25,831
Agency mortgage-backed: residential	99,584	4,024	(78)	103,530
Private label mortgage-backed: residential	24,004	1,907	(746)	25,165
Corporate bonds	12,724	852	(23)	13,553
Other	704	—	(203)	501

Total debt securities	171,917	8,170	(1,149)	178,938
Equity	1,885	85	(326)	1,644

Total	$173,802	$8,255	$(1,475)	$180,582

December 31, 2009
U.S. Government and federal agency	$586	$33	$—	$619
State and municipal	24,537	955	(37)	25,455
Agency mortgage-backed: residential	91,127	4,028	—	95,155
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639
Corporate bonds	13,054	760	(49)	13,765
Other	704	—	(175)	529

Total debt securities	163,524	6,055	(2,417)	167,162
Equity	1,885	75	(401)	1,559

Total	$165,409	$6,130	$(2,818)	$168,721

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Proceeds	$8,163	$501
Gross gains	256	1
Gross losses	(199)	—

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$24,668	$24,723
One to five years	95,245	98,937
Five to ten years	40,814	42,501
Beyond ten years	11,190	12,777

Total	$171,917	$178,938

Securities pledged at March 31, 2010 and December 31, 2009 had carrying values of approximately $64.2 million and $67.3 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $25.2 million which had net unrealized gains of approximately $1.2 million at March 31, 2010. These non-agency mortgage-backed securities were rated AAA at purchase. The Company monitors its securities portfolio to insure it has adequate credit support and as of March 31, 2010, the Company believes there is no other-than-temporary impairment (OTTI) and does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Company evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

At March 31, 2010, the Company held 44 equity securities. Of these securities, 4 had unrealized losses of $1,400 and had been in an unrealized loss position for less than twelve months and 21 had an unrealized loss of $325,000 and had been in an unrealized loss position for more than twelve months. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of March 31, 2010, management does not believe any equity securities in our portfolio should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2010
U.S. Government and federal agency	$9,767	$(86)	$—	$—	$9,767	$(86)
State and municipal	—	—	1,052	(13)	1,052	(13)
Agency mortgage-backed: residential	8,506	(78)	—	—	8,506	(78)
Private label mortgage-backed: residential.	6,057	(727)	2	(19)	6,059	(746)
Corporate bonds	—	—	2,020	(23)	2,020	(23)
Other	501	(203)	—	—	501	(203)
Equity	22	(1)	910	(325)	932	(326)

Total temporarily impaired	$24,853	$(1,095)	$3,984	$(380)	$28,837	$(1,475)

December 31, 2009
State and municipal	$867	$(5)	$1,033	$(32)	$1,900	$(37)
Agency mortgage-backed: residential	8	—	—	—	8	—
Private label mortgage-backed: residential.	23,731	(1,977)	4,091	(179)	27,822	(2,156)
Corporate bonds	—	—	1,997	(49)	1,997	(49)
Other	529	(175)	—	—	529	(175)
Equity	46	(12)	701	(389)	747	(401)

Total temporarily impaired	$25,181	$(2,169)	$7,822	$(649)	$33,003	$(2,818)

Note 4 – Loans

Loans were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Commercial	$88,696	$89,903
Real estate	1,210,126	1,259,474
Agriculture	24,304	25,064
Consumer	35,767	36,989
Other	1,348	1,488

Subtotal	1,360,241	1,412,918
Less: Allowance for loan losses	(26,543)	(26,392)

Loans, net	$1,333,698	$1,386,526

Activity in the allowance for loan losses was as follows:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Beginning balance	$26,392	$19,652
Provision for loan losses	3,000	1,600
Loans charged-off	(2,906)	(983)
Loan recoveries	57	102

Ending balance	$26,543	$20,371

Impaired loans were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Loans with no allocated allowance for loan losses	$12,576	$21,373
Loans with allocated allowance for loan losses	54,289	84,766

Total	$66,865	$106,139

Amount of the allowance for loan losses allocated	$4,405	$5,453

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Average of impaired loans during the period	$86,460	$44,041
Interest income recognized during impairment	447	1,094
Cash basis interest income recognized	21	987

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Loans past due 90 days or more still on accrual	$5,913	$5,968
Non-accrual loans	54,545	78,888

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At March 31, 2010 we had restructured loans totaling $23.4 million with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Note 5 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2010	December 31, 2009
	(in thousands)
Single maturity advances with fixed rates from 4.15% to 4.82% maturing from 2010 through 2012, averaging 4.47% for 2010	$35,000	$70,000
Monthly amortizing advances with fixed rates from 0.00% to 8.28% and maturities ranging from 2011 through 2035, averaging 3.65% for 2010	12,285	12,980

Total	$47,285	$82,980

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage loans, under a blanket lien arrangement. At March 31, 2010, the Bank had unused borrowing capacity of $66.9 million with the FHLB.

Note 6 – Fair Values Measurement

The FASB issued guidance that defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and describes three levels of inputs that may be used to measure fair value:

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. These calculations utilize appropriate market variable inputs that include estimates and assumptions such as discount rates, prepayment speeds, default rates, and loss severities on a security by security basis. This valuation method is classified as Level 3 in the fair value hierarchy.

Impaired Loans: Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned: OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. OREO is further evaluated quarterly for impairment. The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Financial assets measured at fair value on a recurring basis at March 31, 2010 are summarized below:

Description	March 31, 2010	Fair Value Measurements at March 31, 2010 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$10,358	$—	$10,358	$—
State and municipal	25,831	—	25,831	—
Agency mortgage-backed	103,530	—	103,530	—
Private label mortgage-backed	25,165	—	—	25,165
Corporate bonds	13,553	—	13,553	—
Other debt securities	501	—	—	501
Equity securities	1,644	1,644	—	—

Total	$180,582	$1,644	$153,272	$25,666

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Three Months Ended March 31, 2010
Balance, January 1, 2010	$32,168
Sales	(7,712)
Net accretion (amortization)	380
Principal paydowns	(2,180)
Net change in unrealized gain	3,010

Balance, March 31, 2010	$25,666

Financial assets measured at fair value on a non-recurring basis at March 31, 2010 are summarized below:

Description	March 31, 2010	Fair Value Measurements at March 31, 2010 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$49,884	$—	$—	$49,884
Other real estate owned, net	59,688	—	—	59,688

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $54.3 million and a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $728,000 for the first three months of 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $59.7 million. Write-downs of $240,000 were recorded on other real estate owned during the first quarter of 2010.

Financial assets measured at fair value on a recurring basis at December 31, 2009 are summarized below:

Description	December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$619	$—	$619	$—
State and municipal	25,455	—	25,455	—
Agency mortgage-backed	95,155	—	95,155	—
Private label mortgage-backed	31,639	—	—	31,639
Corporate bonds	13,765	—	13,765	—
Other debt securities	529	—	—	529
Equity securities	1,559	1,559	—	—

Total	$168,721	$1,559	$134,994	$32,168

Financial assets measured at fair value on a non-recurring basis at December 31, 2009 are summarized below:

Description	December 31, 2009	Fair Value Measurements at December 31, 2009 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$79,313	$—	$—	$79,313
Other real estate owned	14,548	—	—	14,548

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $84.4 million and a valuation allowance of $5.5 million, resulting in an additional provision for loan losses of $4.0 million for 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14.5 million. Write-downs of $807,000 were recorded on other real estate owned during 2009.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$92,482	$92,482	$172,173	$172,173
Securities available for sale	180,582	180,582	168,721	168,721
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Loans, net	1,333,698	1,342,674	1,386,526	1,396,465
Accrued interest receivable	8,756	8,756	9,329	9,329
Financial liabilities
Deposits	$1,485,040	$1,490,633	$1,530,096	$1,526,508
Federal funds purchased and securities sold under agreements to repurchase	11,595	11,595	11,517	11,517
Federal Home Loan Bank advances	47,285	47,317	82,980	83,217
Subordinated capital notes	9,000	8,227	9,000	7,323
Junior subordinated debentures	25,000	21,425	25,000	18,250
Accrued interest payable	2,386	2,386	2,705	2,705

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with banks, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is estimated in accordance with paragraph 55-3 of ASC 825, “Disclosures about Fair Value of Financial Instruments,” by discounting expected future cash flows using market rates on like maturity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated capital notes and junior subordinated debentures are based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

Note 7 – Earnings per Share

The factors used in the earnings per share computation follow:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except share and per share data)
Basic and diluted
Net income	$3,256	$3,061
Less:
Preferred stock dividends	438	438
Accretion of preferred stock discount	44	44
Earnings allocated to unvested shares	48	23

Net income allocated to common shareholders	$2,726	$2,556

Weighted average common shares including unvested common shares outstanding	8,773,385	8,709,229
Less: Weighted average unvested common shares	123,745	77,464

Weighted average common shares outstanding	8,649,640	8,631,765

Basic earnings per common share	$0.32	$0.30

All historical data has been adjusted to reflect the 5% stock dividends.

Stock options for 93,629 shares of common stock for 2010 and 297,258 shares of common stock for 2009 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 314,821 shares of the Company’s common stock at an exercise price of $16.68 was outstanding at March 31, 2010 and 2009 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 8 – Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Unrealized holding gains on available-for-sale securities	$3,525	$95
Less: Reclassification adjustment for gains realized in income	57	1

Net unrealized gains	3,468	94
Tax effect	(1,214)	(33)

Net-of-tax amount	$2,254	$61

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2009 Annual Report on Form 10-K.

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

For the three months ended March 31, 2010, the Company reported net income of $3.3 million. This compares with net income of $3.1 million for the first quarter of 2009. Basic and diluted earnings per share were $0.32 for the three months ended March 31, 2010, compared with $0.30 for the first quarter of 2009.

Significant developments during the quarter ended March 31, 2010 consist of the following:

•

Net interest margin increased 30 basis points to 3.32% in the first quarter of 2010 compared with 3.02% in the first quarter of 2009. The increase in margin since last year benefited from a lower average cost of funds. Net interest margin was down from the fourth quarter of 2009 by 25 basis points primarily due to the higher level of non-performing assets.

•

Net interest income increased 18.5% to $14.2 million for the three months ended March 31, 2010, compared with the same quarter of 2009 and benefited from a 7.5% increase in average earning assets to $1.7 billion and lower cost of funds.

•

Average loans rose 3.3% to $1.40 billion in the first quarter of 2010 compared with $1.36 billion in the first quarter of 2009. Net loans decreased 1.0% to $1.33 billion in the first quarter of 2010, compared with $1.35 billion at March 31, 2009.

•	Deposits increased 6.8% to $1.49 billion compared with $1.39 billion at March 31, 2009.

•	Total assets increased 1.1% to $1.76 billion compared with $1.74 billion at March 31, 2009.

•	Efficiency ratio improved to 50.9% for the first three months of 2010, compared with 54.1% for the first quarter of 2009.

•

Non-performing loans decreased $24.4 million during the first quarter to $60.5 million at March 31, 2010 compared with $84.9 million at December 31, 2009. The decrease was primarily attributable to obtaining a deed in lieu of foreclosure on a residential construction and development loan that totaled approximately $24.1 million. This loan was on non-accrual at December 31, 2009.

•

Non-performing assets increased $20.7 million during the first quarter to $120.2 million at March 31, 2010. The increase was primarily due to the addition of a residential construction and development credit relationship totaling approximately $17.6 million in the first quarter of 2010.

The banking industry continues to experience very difficult times. Porter Bancorp is not immune from these difficulties. Real estate lending remains a core business for the Company, and we expect continued weakening in that sector at least in the first half of 2010. We have set up a real estate department with a dedicated real estate sales expert that has been successful in selling OREO properties and assisting in the sale of properties securing non-performing loans. In the first quarter of 2010, these transactions totaled approximately $17.6 million.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2010 compared with the same period of 2009:

	For the Three Months Ended March 31,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$22,626	$23,502	$(876)	(3.7)%
Gross interest expense	8,449	11,535	(3,086)	(26.8)
Net interest income	14,177	11,967	2,210	18.5
Provision for credit losses	3,000	1,600	1,400	87.5
Non-interest income	1,692	1,486	206	13.9
Non-interest expense	8,049	7,276	773	10.6
Net income before taxes	4,820	4,577	243	5.3
Income tax expense	1,564	1,516	48	3.2
Net income	3,256	3,061	195	6.4

Net income of $3,256,000 for the three months ended March 31, 2010 increased $195,000, or 6.4%, from $3,061,000 for the comparable period of 2009. This increase in earnings was primarily attributable to increased net interest income, partially offset by increased provision for loan losses expense. Non-interest income increased due to growth in service charges on deposit accounts income, resulting from higher volume in non-sufficient funds transactions, increased gains on sales of loans originated for sale and available for sale securities, and increased income from fiduciary activities due to increased trustee fees related to employee stock ownership plan (ESOP) valuations. Non-interest expense increased primarily due to other real estate owned expense increasing $251,000 from the 2009 first quarter, and FDIC insurance premiums and state franchise tax increasing $246,000 and $93,000, respectively, from the 2009 first quarter.

Net Interest Income – Our net interest income was $14,177,000 for the three months ended March 31, 2010, an increase of $2.2 million, or 18.5%, compared with $11,967,000 for the same period in 2009. Net interest spread and margin were 3.09% and 3.32%, respectively, for the first quarter of 2010, compared with 2.62% and 3.02%, respectively, for the first quarter of 2009. Net interest margin decreased 25 basis points from our margin of 3.57% in the fourth quarter of 2009 due primarily to lower yield on earning assets. Net interest margin increased 30 basis points from our margin of 3.02% in the prior year first quarter due primarily to increased average interest earning assets coupled with lower cost of funds. The yield on earning assets declined 62 basis points from the 2009 first quarter, compared with a 109 basis point decline in rates paid on interest-bearing liabilities.

Our average interest-earning assets were $1.7 billion for the three months ended March 31, 2010, compared with $1.6 billion for the three months ended March 31, 2009, a 7.5% increase primarily attributable to loan growth and growth in interest-bearing deposits with other financial institutions. Average loans were $1.40 billion for the three months ended March 31, 2010, compared with $1.36 billion for the three months ended March 31, 2009, a 3.3% increase. Average fed funds sold and interest-bearing deposits with other financial institutions were $149.0 million for the three months ended March 31, 2010, compared with $77.4 million for the three months ended March 31, 2009, a 92.5% increase. Our total interest income decreased by 3.7% to $22.6 million for the three months ended March 31, 2010, compared with $23.5 million for the same period in 2009. The change was due to lower yield on interest earning assets.

Our average interest-bearing liabilities also increased by 9.6%, to $1.6 billion for the three months ended March 31, 2010, compared with $1.4 billion for the three months ended March 31, 2009. Our total interest expense decreased by 26.8% to $8.4 million for the three months ended March 31, 2010, compared with $11.5 million during the same period in 2009, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 20.3% to $1.2 billion for the three months ended March 31, 2010, compared with $1.0 billion for the three months ended March 31, 2009. The average interest rate paid on certificates of deposits decreased to 2.23% for the three months ended March 31, 2010, compared with 3.64% for the three months ended March 31, 2009. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending March 31, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,404,486	$19,873	5.74%	$1,360,193	$21,270	6.34%
Securities
Taxable	156,554	2,323	6.02	149,979	1,844	4.99
Tax-exempt (3)	21,546	216	6.25	22,030	221	6.26
FHLB stock	10,072	114	4.59	10,072	114	4.59
Other equity securities	1,885	12	2.58	1,901	18	3.84
Federal funds sold and other	148,966	88	0.24	77,394	35	0.18

Total interest-earning assets	1,743,509	22,626	5.29%	1,621,569	23,502	5.91%

Less: Allowance for loan losses	(27,329)			(20,024)
Non-interest earning assets	118,028			95,030

Total assets	$1,834,208			$1,696,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,248,704	$6,864	2.23%	$1,037,856	$9,316	3.64%
NOW and money market deposits	163,510	451	1.12	163,247	520	1.29
Savings accounts	34,477	68	0.80	34,736	82	0.96
Federal funds purchased and repurchase	11,606	119	4.16	10,680	115	4.37
FHLB advances	66,307	720	4.40	142,065	1,149	3.28
Junior subordinated debentures	34,000	227	2.71	34,000	353	4.21

Total interest-bearing liabilities	1,558,604	8,449	2.20%	1,422,584	11,535	3.29%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	98,778			99,922
Other liabilities	7,067			8,313

Total liabilities	1,664,449			1,530,819
Stockholders’ equity	169,759			165,756

Total liabilities and stockholders’ equity	$1,834,208			$1,696,575

Net interest income		$14,177			$11,967

Net interest spread			3.09%			2.62%

Net interest margin			3.32%			3.02%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2010 vs. 2009
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(2,073)	$676	$(1,397)
Securities	399	75	474
Other equity securities	(6)	—	(6)
Federal funds sold and other	6	47	53

Total increase (decrease) in interest income	(1,674)	798	(876)

Interest-bearing liabilities:
Certificates of deposit and other time	(4,093)	1,641	(2,452)
NOW and money market accounts	(70)	1	(69)
Savings accounts	(13)	(1)	(14)
Federal funds purchased and repurchased	(5)	9	4
FHLB advances	312	(741)	(429)
Junior subordinated debentures	(126)	—	(126)

Total increase (decrease) in interest expense	(3,995)	909	(3,086)

Increase (decrease) in net interest income	$2,321	$(111)	$2,210

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Service charges on deposit accounts	$720	$688
Income from fiduciary activities	252	220
Secondary market brokerage fees	60	58
Title insurance commissions	37	20
Gains on sales of loans originated for sale	91	—
Gains on sales of investment securities, net	57	1
Other	475	499

Total non-interest income	$1,692	$1,486

Non-interest income for the first quarter ended March 31, 2010 increased $206,000, or 13.9%, compared with the first quarter of 2009. The increase in non-interest income for the first quarter ended March 31, 2010 was primarily due to increased service charges on deposit accounts resulting from higher volume in non-sufficient funds transactions, increased gains on sales of loans originated for sale and available-for-sale securities, and increased income from fiduciary activities due to increased trustee fees related to employee stock ownership plan (ESOP) valuations.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Salary and employee benefits	$3,947	$3,878
Occupancy and equipment	1,022	998
FDIC insurance	705	459
State franchise tax	543	450
Other real estate owned expense	378	127
Professional fees	266	228
Communications	186	155
Postage and delivery	188	184
Advertising	96	158
Office supplies	97	104
Other	621	535

Total non-interest expense	$8,049	$7,276

Non-interest expense for the first quarter ended March 31, 2010 increased $773,000, or 10.6%, compared with the first quarter of 2009. The increase in non-interest expense was primarily attributable to other real estate owned expense due to the cyclical nature of costs related to foreclosures on non-performing credits, repossessing collateral, and other collection efforts, FDIC insurance assessments due to amendments made by the FDIC to its risk-based deposit premium assessment system, and state franchise tax due to growth in the Bank’s capital. Our efficiency improved to 50.90% for the first three months of 2010 in comparison with 54.09% in the first quarter of 2009 primarily due to increased net interest income.

Income Tax Expense – Income tax expense was $1.6 million, or 32.4% of pre-tax income, for the first quarter ended March 31, 2010, compared with $1.5 million, or 33.1% of pre-tax income for the first quarter of 2009.

The slight decrease in effective tax rate is attributable to a modest decrease in TEFRA disallowance between periods.

Analysis of Financial Condition

Total assets decreased $77.8 million, or 4.2%, to $1.76 billion at March 31, 2010 from $1.84 billion at December 31, 2009. This decrease was primarily attributable to a decrease of $79.7 million in cash and cash equivalents, due to cash outflow to fund reduction of brokered deposits. Net loans decreased by $52.8 million, primarily due to efforts to move troubled loans through the collection, foreclosure, and disposition process, which contributed to the increase of $45.1 million in other real estate owned. Total assets at March 31, 2010 increased $18.9 million from $1.74 billion at March 31, 2009, representing a 1.1% increase.

Loans Receivable – Loans receivable decreased $52.7 million, or 3.7%, during the three months ended March 31, 2010 to $1.36 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $50.3 million, or 5.4%, during the three months and comprised 64.7% of the total loan portfolio at March 31, 2010.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$543,012	39.92%	$535,843	37.93%
Construction	247,955	18.23	304,230	21.53
Residential	387,931	28.52	387,017	27.39
Home equity	31,228	2.29	32,384	2.29
Commercial	88,696	6.52	89,903	6.36
Consumer	35,767	2.63	36,989	2.62
Agriculture	24,304	1.79	25,064	1.77
Other	1,348	0.10	1,488	0.11

Total loans	$1,360,241	100.00%	$1,412,918	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$5,913	$5,968
Non-accrual loans	54,545	78,888

Total non-performing loans	60,458	84,856
Real estate acquired through foreclosure	59,688	14,548
Other repossessed assets	80	80

Total non-performing assets	$120,226	$99,484

Non-performing loans to total loans	4.44%	6.00%

Non-performing assets to total assets	6.84%	5.42%

Nonperforming loans at March 31, 2010 were $60.5 million, or 4.44% of total loans, compared with $24.8 million, or 1.81% of total loans, at March 31, 2009, and $84.9 million, or 6.0% of total loans at December 31, 2009. The decrease of $24.4 million in non-performing loans from December 31, 2009 to March 31, 2010 is primarily attributable to efforts to move troubled loans through the collection, foreclosure, and disposition process. At March 31, 2010, we had restructured loans totaling $23.4 million with borrowers who experienced deterioration in financial condition compared with $25.2 million at December 31, 2009. These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.

Foreclosed properties at March 31, 2010 were $59.7 million compared with $10.5 million at March 31, 2009 and $14.5 million at December 31, 2009. The majority of the increase was due to loans on two multi-unit residential condominiums and patio home developments that were valued at approximately $41.7 million. The bank acquired deeds in lieu of foreclosure on these properties. In addition, the increase in foreclosed properties from year-end 2009 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Our loan loss reserve, as a percentage of total loans at March 31, 2010, increased to 1.95% from 1.49% at March 31, 2009, and 1.87% at December 31, 2009. Provision for loan losses increased $1.4 million to $3.0 million for the first quarter of 2010 compared with the first quarter of 2009, and decreased $6.0 million compared with the fourth quarter of 2009. Net loan charge-offs for the first quarter of 2010 were $2.8 million, or 0.20% of average loans, compared with $881,000, or 0.06%, for the first quarter of 2009, and $4.6 million, or 0.33%, for the fourth quarter of 2009. Our allowance for loan losses to nonperforming loans increased to 43.90% at March 31, 2010, compared with 31.10% at December 31, 2009, but declined in comparison with 82.13% at March 31, 2009. The change in this metric between periods is attributable to the fluctuation in non-accrual loans. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2010 and 2009 follows:

	Three Months Ended March 31,
	2010	2009
	(dollars in thousands)
Balance at beginning of period	$26,392	$19,652
Provision for loan losses	3,000	1,600
Recoveries	57	102
Charge-offs	(2,906)	(983)

Balance at end of period	$26,543	$20,371

Allowance for loan losses to period-end loans	1.95%	1.49%

Net charge-offs to average loans	0.20%	0.06%

Allowance for loan losses to non-performing loans	43.90%	82.13%

Liabilities – Total liabilities at March 31, 2010 were $1.6 billion compared with $1.7 billion at December 31, 2009, a decrease of $81.2 million, or 4.9%. The decrease was primarily attributable to a decrease in deposits of $45.1 million, or 2.9%, at March 31, 2010 to $1.49 billion from $1.53 billion at December 31, 2009. The decrease in deposits was primarily due to reduction in brokered deposits.

Federal Home Loan Bank advances decreased due to paydowns from normal maturities by $35.7 million, or 43.0%, to $47.3 million from $83.0 million at December 31, 2009. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2010		For the Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$98,778	—	$99,167	—
Interest checking	80,014	0.84%	75,602	0.84%
Money market	83,496	1.38	86,619	1.53
Savings	34,477	0.80	34,386	0.90
Certificates of deposit	1,248,704	2.23	1,089,798	3.01

Total deposits	$1,545,469	1.94%	$1,385,572	2.53%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2010		For the Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$624,797	2.24%	$611,011	3.03%
$100,000 or more	623,907	2.22%	478,787	2.98%

Total	$1,248,704	2.23%	$1,089,798	3.01%

The following table shows at March 31, 2010 and December 31, 2009 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of March 31, 2010	As of December 31, 2009
	(in thousands)
Three months or less	$163,683	$154,365
Three months through six months	115,368	162,828
Six months through twelve months	121,925	131,861
Over twelve months	195,133	167,236

Total	$596,109	$616,290

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2009 and the first three months of 2010, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2010, these deposits totaled $89.5 million compared with $114.6 million at December 31, 2009. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $44.0 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At March 31, 2010, the Bank had an unused borrowing capacity with the FHLB of $66.9 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Capital

Stockholders’ equity increased $3.4 million to $172.7 million at March 31, 2010 compared with $169.3 million at December 31, 2009. The increase was due to net income earned during the 2010 first quarter reduced by dividends declared on common stock and dividends paid on 5% cumulative preferred stock, and increased unrealized net gains on available-for-sale securities. Both the Company and the bank qualified as well capitalized under regulatory guidelines at March 31, 2010.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total risk-weighted assets of 9.0% by June 30, 2010.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			March 31, 2010		December 31, 2009
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	12.20%	11.45%	11.93%	10.65%
Total risk-based capital	8.0	10.0	14.12	13.37	13.83	12.56
Tier I leverage ratio	4.0	5.0	9.24	8.66	9.59	8.57

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2010, and December 31, 2009. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 4.3% at March 31, 2010 compared with a decrease of 4.5% at December 31, 2009. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 4.1% at March 31, 2010, compared with an increase of 4.9% at December 31, 2009 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the three months following March 31, 2010, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,872	7.84%
+ 100 basis points	2,540	4.08

We did not run a model simulation for declining interest rates as of March 31, 2010, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no further short-term rate reductions can occur. As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of March 31, 2010, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the first quarter of 2010. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
10.14+	Porter Bancorp, Inc. 2010 Incentive Compensation Bonus Plan.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 11, 2010	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

May 11, 2010	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer