Form 10-Q
period 2010-06-30
Porter Bancorp, Inc.
filed 2010-08-16
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

10,580,461 shares of Common Stock, no par value, were outstanding at July 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2010 and December 31, 2009

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2010

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$111,343	$169,328
Federal funds sold	4,059	2,845

Cash and cash equivalents	115,402	172,173
Securities available for sale	175,738	168,721
Mortgage loans held for sale	1,377	334
Loans, net of allowance of $26,836 and $26,392, respectively	1,309,295	1,386,526
Premises and equipment	22,954	23,610
Other real estate owned	68,450	14,548
Goodwill	23,794	23,794
Accrued interest receivable and other assets	43,647	45,384

Total assets	$1,760,657	$1,835,090

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$104,384	$97,263
Interest bearing	1,309,942	1,432,833

Total deposits	1,414,326	1,530,096
Federal funds purchased and repurchase agreements	11,810	11,517
Federal Home Loan Bank advances	96,695	82,980
Accrued interest payable and other liabilities	7,601	7,163
Subordinated capital note	9,000	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,564,432	1,665,756
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized Series A – 35,000 issued and outstanding Liquidation preference of $35 million at June 30, 2010	34,395	34,307
Series B – 227,000 issued and outstanding Liquidation preference of $2.6 million at June 30, 2010	2,351	—
Series C – 365,080 issued and outstanding Liquidation preference of $4.2 million at June 30, 2010	3,780	—
Common stock, no par, 19,000,000 shares authorized, 10,580,494 and 8,756,440 shares issued and outstanding, respectively	99,824	83,104
Additional paid-in capital	17,877	14,959
Retained earnings	32,443	34,811
Accumulated other comprehensive income	5,555	2,153

Total stockholders’ equity	196,225	169,334

Total liabilities and stockholders’ equity	$1,760,657	$1,835,090

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$19,771	$21,102	$39,644	$42,372
Taxable securities	1,999	2,152	4,334	4,014
Tax exempt securities	215	223	431	444
Fed funds sold and other	141	168	343	317

	22,126	23,645	44,752	47,147

Interest expense
Deposits	6,543	9,468	13,926	19,386
Federal Home Loan Bank advances	500	937	1,220	2,086
Subordinated capital note	77	98	152	200
Junior subordinated debentures	159	209	311	460
Federal funds purchased and other	120	120	239	235

	7,399	10,832	15,848	22,367

Net interest income	14,727	12,813	28,904	24,780
Provision for loan losses	6,600	1,600	9,600	3,200

Net interest income after provision for loan losses	8,127	11,213	19,304	21,580

Non-interest income
Service charges on deposit accounts	793	788	1,513	1,476
Income from fiduciary activities	273	198	525	418
Secondary market brokerage fees	130	73	190	131
Title insurance commissions	39	44	76	64
Net gain on sales of loans originated for sale	184	241	275	241
Net gain on sales of securities	24	—	81	1
Other than temporary impairment on securities	(465)	—	(465)	—
Other	519	551	994	1,050

	1,497	1,895	3,189	3,381

Non-interest expense
Salaries and employee benefits	3,931	3,813	7,878	7,691
Occupancy and equipment	1,015	981	2,037	1,979
Other real estate owned expense	3,854	226	4,232	353
FDIC Insurance	706	503	1,411	962
FDIC special assessment	—	781	—	781
State franchise tax	543	450	1,086	900
Professional fees	292	203	558	431
Postage and delivery	198	184	386	368
Communications	173	230	359	385
Advertising	77	125	173	283
Other	724	732	1,442	1,371

	11,513	8,228	19,562	15,504

Income (loss) before income taxes	(1,889)	4,880	2,931	9,457
Income tax expense (benefit)	(758)	1,635	806	3,151

Net income (loss)	(1,131)	3,245	2,125	6,306
Less:
Dividends on preferred stock	437	437	875	875
Accretion on Series A preferred stock	44	44	88	88
Earnings allocated to participating securities	2	—	83	—

Net income (loss) available to common shareholders	$(1,614)	$2,764	$1,079	$5,343

Basic and diluted earnings (loss) per common share	$(0.19)	$0.31	$0.13	$0.61

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2010

(dollars in thousands, except share and per share data)

	Shares				Amount				Additional		Accumulated Other
	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Paid-In Capital	Retained Earnings	Comprehensive Income	Total
Balances, January 1, 2010	8,756,440	35,000	—	—	$83,104	$34,307	$—	$—	$14,959	$34,811	$2,153	$169,334
Issuance of stock and warrants in private placement	1,755,747	—	227,000	365,080	16,720	—	2,351	3,780	2,688	—	—	25,539
Issuance of unvested stock	69,182	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(875)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	230	—	—	230
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	2,125	—	2,125
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	3,402	3,402

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	5,527

Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(875)	—	(875)
Amortization of Series A preferred stock discount	—	—	—	—	—	88	—	—	—	(88)	—	—
Cash dividends declared on common stock ($0.40 per share)	—	—	—	—	—	—	—	—	—	(3,530)	—	(3,530)

Balances, June 30, 2010	10,580,494	35,000	227,000	365,080	$99,824	$34,395	$2,351	$3,780	$17,877	$32,443	$5,555	$196,225

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2010 and 2009

(dollars in thousands)

	2010	2009
Cash flows from operating activities
Net income	$2,125	$6,306
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,617	1,867
Provision for loan losses	9,600	3,200
Net amortization (accretion) on securities	(222)	147
Stock-based compensation expense	230	178
Net gain on loans originated for sale	(196)	(241)
Loans originated for sale	(13,747)	(12,128)
Proceeds from sales of loans originated for sale	12,823	12,076
Net (gain) loss on sales of investment securities	384	(1)
Net (gain) loss on sales of other real estate owned	90	60
Net write-down of other real estate owned	3,880	200
Earnings on bank owned life insurance	(144)	(142)
Net change in accrued interest receivable and other assets	1,709	738
Net change in accrued interest payable and other liabilities	(1,395)	(280)

Net cash from operating activities	16,754	11,980

Cash flows from investing activities
Purchases of available-for-sale securities	(25,250)	(23,272)
Sales and calls of available-for-sale securities	8,415	762
Maturities and prepayments of available-for-sale securities	14,891	17,013
Proceeds from sale of other real estate owned	15,037	6,737
Improvements to other real estate owned	(433)	(37)
Loan originations and payments, net	(5,420)	(23,550)
Purchases of premises and equipment, net	(137)	(1,678)

Net cash from investing activities	7,103	(24,025)

Cash flows from financing activities
Net change in deposits	(115,770)	75,643
Net change in federal funds purchased and repurchase agreements	293	1,148
Repayment of Federal Home Loan Bank advances	(116,285)	(66,426)
Advances from Federal Home Loan Bank	130,000	50,000
Issuance of preferred stock and warrants	6,809	—
Issuance of common stock and warrants	18,730	—
Cash dividends paid on preferred stock	(875)	(846)
Cash dividends paid on common stock	(3,530)	(3,492)

Net cash from financing activities	(80,628)	56,027

Net change in cash and cash equivalents	(56,771)	43,982
Beginning cash and cash equivalents	172,173	52,546

Ending cash and cash equivalents	$115,402	$96,528

Supplemental cash flow information:
Interest paid	$16,243	$15,542
Income taxes paid	2,850	3,650
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$72,477	$8,877
Sale and financing of other real estate owned	$3,309	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, and fair values of other real estate owned are particularly subject to change.

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

The FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810-65-2), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The impact of adoption was not material.

Note 2 – Stock Plans and Stock Based Compensation

On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2010, the Company had granted outstanding options to purchase 50,628 shares. The Company also had granted 155,534 unvested shares net of forfeitures and vesting. The Company has 152,272 shares remaining available for issue under the plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 43,001 shares and issued 4,644 unvested shares to non-employee directors. At June 30, 2010, 49,812 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Six Months Ended June 30, 2010		Twelve Months Ended December 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	297,258	$22.89	297,810	$22.89
Forfeited	(4,632)	21.43	(552)	23.13
Expired	(198,997)	23.38	—	—

Outstanding, ending	93,629	$21.92	297,258	$22.89

The following table details stock options outstanding:

June 30, 2010
Stock options vested and currently exercisable:	93,604
Weighted average exercise price	$21.92
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.6
Total Options Outstanding:	93,629
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.6

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at June 30, 2010. There were no options exercised during the first six months of 2010. The Company recorded $1,000 of stock option compensation during the six months ended June 30, 2010 to salaries and employee benefits. No options were modified during the period. As of June 30, 2010, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. The fair value of the 2010 unvested shares issued to certain employees was $11.60 per share. The fair value of shares issued to non-employee directors was $13.45 per share. The Company recorded $229,000 of stock-based compensation during the first six months of 2010 to salaries and employee benefits. A deferred tax benefit of $80,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended June 30, 2010		Twelve Months Ended December 31, 2009
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	113,817	$15.66	72,441	$19.83
Granted	69,182	11.66	54,268	10.97
Vested	(21,946)	15.15	(12,351)	19.19
Forfeited	(875)	20.59	(541)	23.13

Outstanding, ending	160,178	$13.98	113,817	$15.66

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2010 and beyond is estimated as follows (in thousands):

July 2010 – December 2010	$261
2011	511
2012	499
2013	409
2014 & thereafter	466

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2010
U.S. Government and federal agency	$10,377	$515	$—	$10,892
State and municipal	24,277	1,273	(23)	25,527
Agency mortgage-backed: residential	94,753	4,629	(10)	99,372
Private label mortgage-backed: residential	22,935	2,133	(839)	24,229
Corporate bonds	12,745	952	(12)	13,685
Other debt securities	704	—	(98)	606

Total debt securities	165,791	9,502	(982)	174,311
Equity	1,400	32	(5)	1,427

Total	$167,191	$9,534	$(987)	$175,738

December 31, 2009
U.S. Government and federal agency	$586	$33	$—	$619
State and municipal	24,537	955	(37)	25,455
Agency mortgage-backed: residential	91,127	4,028	—	95,155
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639
Corporate bonds	13,054	760	(49)	13,765
Other	704	—	(175)	529

Total debt securities	163,524	6,055	(2,417)	167,162
Equity	1,885	75	(401)	1,559

Total	$165,409	$6,130	$(2,818)	$168,721

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Proceeds	$252	$261	$8,415	$762
Gross gains	24	—	280	1
Gross losses	—	—	(199)	—

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$39,176	$39,797
One to five years	81,758	85,879
Five to ten years	34,120	36,238
Beyond ten years	10,737	12,397

Total	$165,791	$174,311

Securities pledged at June 30, 2010 and December 31, 2009 had carrying values of approximately $66.0 million and $67.3 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

The Company’s mortgage-backed securities portfolio includes non-agency collateralized mortgage obligations with a market value of $24.2 million which had net unrealized gains of approximately $1.3 million at June 30, 2010. These non-agency mortgage-backed securities were rated AAA at purchase and remain rated AAA at June 30, 2010. The Company monitors its securities portfolio to insure it has adequate credit support and as of June 30, 2010, the Company believes there is no other-than-temporary impairment (OTTI).

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

At June 30, 2010, the Company held 42 equity securities. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. Based upon the relevant market information and stock price trends in June, July and early August 2010, we have determined that we cannot objectively assert that our basis in 21 equity securities that have been in an unrealized loss position for more than 12 months is recoverable in the near term. As such during the second quarter, we recorded an other than temporary impairment charge totaling $465,000 for equity securities held in our portfolio with an original cost of $1.6 million. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the issuers’ financial conditions and the likelihood the market value would recover to our cost basis in the reasonable period of time, the investment was written down to fair value. As of June 30, 2010, management does not believe any of the remaining securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2010
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
State and municipal	488	(3)	1,044	(20)	1,532	(23)
Agency mortgage-backed	2,642	(10)	—	—	2,642	(10)
Private label mortgage-backed	1,666	(7)	5,643	(832)	7,309	(839)
Corporate bonds	988	(12)	—	—	988	(12)
Other debt securities	—	—	606	(98)	606	(98)
Equity	64	(5)	—	—	64	(5)

Total temporarily impaired	$5,848	$(37)	$7,293	$(950)	$13,141	$(987)

December 31, 2009
State and municipal	$867	$(5)	$1,033	$(32)	$1,900	$(37)
Agency mortgage-backed: residential	8	—	—	—	8	—
Private label mortgage-backed: residential	23,731	(1,977)	4,091	(179)	27,822	(2,156)
Corporate bonds	—	—	1,997	(49)	1,997	(49)
Other	529	(175)	—	—	529	(175)
Equity	46	(12)	701	(389)	747	(401)

Total temporarily impaired	$25,181	$(2,169)	$7,822	$(649)	$33,003	$(2,818)

Note 4 – Loans

Loans were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Commercial	$86,925	$89,903
Real estate	1,189,122	1,259,474
Agriculture	24,086	25,064
Consumer	34,588	36,989
Other	1,410	1,488

Subtotal	1,336,131	1,412,918
Less: Allowance for loan losses	(26,836)	(26,392)

Loans, net	$1,309,295	$1,386,526

Activity in the allowance for loan losses was as follows:

	June 30, 2010	June 30, 2009
	(in thousands)
Beginning balance	$26,392	$19,652
Provision for loan losses	9,600	3,200
Loans charged-off	(9,309)	(2,283)
Loan recoveries	153	171

Ending balance	$26,836	$20,740

Impaired loans were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Loans with no allocated allowance for loan losses	$11,099	$21,373
Loans with allocated allowance for loan losses	41,380	84,766

Total	$52,479	$106,139

Amount of the allowance for loan losses allocated	$5,080	$5,453

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Average of impaired loans during the period	$75,118	$44,041
Interest income recognized during impairment	764	1,094
Cash basis interest income recognized	57	987

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Loans past due 90 days or more still on accrual	$10,497	$5,968
Non-accrual loans	38,199	78,888

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At June 30, 2010, and December 31, 2009, we had restructured loans totaling $23.7 million and $23.4 million, respectively, with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential properties, commercial real estate properties, equipment or inventory. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status at each period end as payments were being made according to the restructured loan terms.

Note 5 – Other Real Estate Owned

Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal. Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property. The following table presents the major categories of OREO:

	June 30, 2010	December 31, 2009
	(in thousands)
Construction, land development, and land	$54,366	$7,526
Farmland	807	442
1-4 Family residential	10,467	4,642
Multi-family residential	609	—
Commercial real estate	2,201	1,938

Total	$68,450	$14,548

Expenses related to other real estate owned include:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Net loss on sales	$91	$54	$90	$60
Impairment write-downs	3,640	125	3,880	200
Operating expenses	123	47	262	93

Total	3,854	226	4,232	353

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
Single maturity advances with fixed rates from 0.11% to 4.82%maturing from 2010 through 2012, averaging 1.91% for 2010	$85,000	$70,000
Monthly amortizing advances with fixed rates from 0.00% to 8.28%and maturities ranging from 2011 through 2035, averaging 3.64% for 2010	11,695	12,980

Total	$96,695	$82,980

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage residential loans, under a blanket lien arrangement. At June 30, 2010, the Bank had unused borrowing capacity of $56.7 million with the FHLB.

Note 7 – Fair Values Measurement

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

Impaired Loans: An impaired loan is evaluated at the time the loan is identified as impaired and is recorded at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing the loan and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. These routine adjustments are made to adjust the value of a specific property relative to comparable properties for variations in qualities such as location, size, and income production capacity relative to the subject property of the appraisal. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be specialized collateral. This is in addition to estimated discounts for cost to sell of six percent.

Impaired loans are evaluated quarterly for additional impairment. We obtain updated appraisals on properties securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and our assessment of deterioration of real estate values in the market in which the property is located. The first stage of our assessment involves management’s inspection of the property in question. Management also engages in conversations with local real estate professionals, investors, and market makers to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal.

Other Real Estate Owned: OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell. Our quarterly evaluations of OREO for impairment are driven by property type. For smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. Based on these consultations, we determine asking prices for OREO properties we are marketing for sale. If the internally evaluated fair value is below our underlying investment in the property, appropriate write-downs are taken.

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal. Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property.

Financial assets measured at fair value on a recurring basis at June 30, 2010 are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		(in thousands)
Description	June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$10,892	$—	$10,892	$—
State and municipal	25,527	—	25,527	—
Agency mortgage-backed	99,372	—	99,372	—
Private label mortgage-backed	24,229	—	24,229	—
Corporate bonds	13,685	—	13,685	—
Other debt securities	606	—	—	606
Equity securities	1,427	1,427	—	—

Total	$175,738	$1,427	$173,705	$606

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Six Months Ended June 30, 2010
Balance, January 1, 2010	$32,168
Purchases	—
Sales	(7,712)
Net accretion (amortization)	606
Principal paydowns	(3,475)
Transfers to Level 2	(25,165)
Net change in unrealized gain	4,184

Balance, June 30, 2010	$606

Financial assets measured at fair value on a non-recurring basis at June 30, 2010 are summarized below:

		Fair Value Measurements at June 30, 2010 Using
		(in thousands)
Description	June 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$36,300	$—	$—	$36,300
Other real estate owned, net	68,450	—	—	68,450

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $41.4 million and a valuation allowance of $5.1 million, resulting in an additional provision for loan losses of $2.4 million for the first six months of 2010. Additional provision for loan losses of $103,000 was recorded during the first six month of 2009 related to impaired loans.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $68.5 million. Write-downs of $3.9 million and $200,000 were recorded on other real estate owned during the first six months of 2010 and 2009, respectively.

Financial assets measured at fair value on a recurring basis at December 31, 2009 are summarized below:

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$619	$—	$619	$—
State and municipal	25,455	—	25,455	—
Agency mortgage-backed	95,155	—	95,155	—
Private label mortgage-backed	31,639	—	—	31,639
Corporate bonds	13,765	—	13,765	—
Other debt securities	529	—	—	529
Equity securities	1,559	1,559	—	—

Total	$168,721	$1,559	$134,994	$32,168

Financial assets measured at fair value on a non-recurring basis at December 31, 2009 are summarized below:

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
Description	December 31, 2009	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$79,313	$—	$—	$79,313
Other real estate owned	14,548	—	—	14,548

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $84.4 million and a valuation allowance of $5.5 million.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14.5 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$115,402	$115,402	$172,173	$172,173
Securities available for sale	175,738	175,738	168,721	168,721
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Loans, net	1,309,295	1,315,336	1,386,526	1,396,465
Accrued interest receivable	8,383	8,383	9,329	9,329
Financial liabilities
Deposits	$1,414,326	$1,417,327	$1,530,096	$1,526,508
Federal funds purchased and securities sold under agreements to repurchase	11,810	11,810	11,517	11,517
Federal Home Loan Bank advances	96,695	97,200	82,980	83,217
Subordinated capital notes	9,000	8,260	9,000	7,323
Junior subordinated debentures	25,000	21,422	25,000	18,250
Accrued interest payable	2,310	2,310	2,705	2,705

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

Note 8 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net income (loss)	$(1,131)	$3,245	$2,125	$6,306
Less:
Preferred stock dividends	437	437	875	875
Accretion of Series A preferred stock discount	44	44	88	88
Earnings allocated to unvested shares	3	—	83	—
Earnings allocated to Series C preferred	(1)	—	—	—

Net income (loss) allocated to common shareholders, basic and diluted	$(1,614)	$2,764	$1,079	$5,343

Basic
Weighted average common shares including unvested common shares outstanding	8,846,862	8,754,908	8,810,326	8,732,195
Less: Weighted average unvested common shares	180,933	125,020	155,985	102,306
Less: Weighted average Series C preferred	4,012	—	2,017	—

Weighted average common shares outstanding	8,661,917	8,629,888	8,652,324	8,629,889

Basic earnings (loss) per common share	$(0.19)	$0.31	$0.13	$0.61

Diluted
Add: Weighted average Series B preferred issued and outstanding	2,495	—	1,254	—
Add: Dilutive effects of assumed exercises of common and Preferred Series B & C stock warrants	—	—	120	—

Weighted average common shares and potential common shares	8,664,412	8,629,888	8,653,698	8,629,889

Diluted earnings (loss) per common share	$(0.19)	$0.31	$0.13	$0.61

Stock options for 93,629 shares of common stock for 2010 and 297,258 shares of common stock for 2009 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 314,821 shares of the Company’s common stock at an exercise price of $16.68 was outstanding at June 30, 2010 and 2009 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 9 – Other Comprehensive Income (Loss)

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$1,325	$(362)	$4,850	$(267)
Less: Reclassification adjustment for net gains and other temporary impairment realized in income	(441)	—	(384)	1

Net unrealized gains (losses)	1,766	(362)	5,234	(268)
Tax effect	(618)	127	(1,832)	94

Net-of-tax amount	$1,148	$(235)	$3,402	$(174)

Note 10 – Capital

On June 30, 2010, we completed a $27.0 million stock offering to a group of accredited investors in a private placement transaction exempt from the registration requirements of the federal and state securities laws. In connection with the private placement transaction, we issued (i) 1,755,745 shares of common stock at a price of $11.50 per share; (ii) 227,000 shares of Series B preferred stock at a price of $11.50 per share, which will automatically convert into an aggregate of 227,000 shares of common stock upon receipt of shareholder approval, as discussed below; and (iii) 365,080 shares of Series C preferred stock at price of $11.50 per share.

Each share of Series B preferred stock is automatically convertible into one share of common stock on the third business day after the date of receipt of shareholder approval. Each share of Series B preferred stock provides for cumulative dividends of ten percent (10%) for the six month period ending December 31, 2010, and (ii) fifteen percent (15%) for each six-month period thereafter. If the shareholder approval described below occurs within the first six-month period, no dividends will be owed or paid on the Series B preferred stock.

The Series C preferred stock is a non-voting class of stock substantially similar in priority to the common stock, except for a liquidation preference over shares of our common stock. After receipt of shareholder approval, as discussed below, the Series C preferred stock will automatically convert into common stock on a one share for one share basis at such time as, after giving effect to the automatic conversion, the holder of such Series C preferred stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

We also issued warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share. The non-voting common stock is a non-voting class of stock substantially similar in rights and priority to our common stock, except that the non-voting common stock has no voting rights. The warrants become exercisable upon receipt of shareholder approval and expire on the fifth anniversary of that date. To the extent issued upon exercise of the warrants, the non-voting common stock will automatically convert into common stock on a one share for one share basis at such time as, after giving effect to the automatic conversion, the holder of such non-voting common stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding. In estimating the fair value of the warrants, we utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility (38.9%), dividend yield (3.88%), the risk free interest rate (1.79%) and the estimated life (5 years) of the warrants. As a result, the Company estimated the fair value of the warrants to be $2.29 per warrant.

NASDAQ Rule 5635 requires shareholder approval when the total number of shares of common stock sold in a private placement at a price less than the greater of book or market value would exceed 20% of a company’s outstanding common stock. We must obtain shareholder approval to enable the exercise of the option described in Note 11 and the conversion into common stock of the Series B preferred stock, Series C preferred stock and new non-voting common stock. The shareholders must also approve the new non-voting common stock issuable upon exercise of the warrants. We expect to submit these proposals for shareholder approval during the third quarter of 2010.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			June 30, 2010		December 31, 2009
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	14.00%	12.28%	11.93%	10.65%
Total risk-based capital	8.0	10.0	15.93	14.21	13.83	12.56
Tier I leverage ratio	4.0	5.0	11.11	9.73	9.59	8.57

Note 11 – Subsequent Event

On July 23, 2010, we completed a $4,255,000 stock offering to SBAV LP in a supplemental private placement transaction exempt from the registration requirements of the federal and state securities laws. In connection with the supplemental private placement, we entered into a letter agreement with SBAV LP, which incorporated by reference the terms and conditions of the June 30 private placement. Pursuant to the terms of the letter agreement, we issued to SBAV LP (i) 370,000 shares of Series B preferred stock at $11.50 per share, which will automatically convert into an aggregate of 370,000 shares of common stock upon receipt of shareholder approval and (ii) a warrant to purchase 185,000 shares of non-voting common stock at a purchase price of $11.50 per share.

We also granted SBAV LP an option to purchase 64,784 shares of common stock and a warrant to purchase 32,392 shares of non-voting common stock at a purchase price of $11.50 per share. The option exercise price is $745,016, increasing the total potential gross proceeds to be received from SBAV LP to $5,000,000. The option is exercisable during the five business days following receipt of shareholder approval for purposes of NASDAQ Rule 5635.

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

For the three and six months ended June 30, 2010, respectively, the Company reported net loss of $1.1 million and net income of $2.1 million. This compares with net income of $3.2 million and $6.3 million, respectively, for the same periods of 2009. Net loss available to common shareholders for the three months ended June 30, 2010 was $1.6 million. Net income available to common shareholders for the six months ended June 30, 2010 was $1.2 million. Basic and diluted earnings (loss) per common share were ($0.19) and $0.13 for the three and six months ended June 30, 2010, respectively, compared with $0.31 and $0.61 for the same periods of 2009.

Significant developments during the quarter and six months ended June 30, 2010 consist of the following:

•

Net interest margin increased 58 basis points to 3.71% in the second quarter of 2010 compared with 3.13% in the second quarter of 2009. For the first six months of 2010, net interest margin increased to 3.51% compared with 3.08% for the same period of 2009. The increase in margin since last year benefited from a lower average cost of funds. Net interest margin was also up from the first quarter of 2010 by 39 basis points primarily due to lower average cost of funds.

•

Net interest income increased 14.9% to $14.7 million for the three months ended June 30, 2010, and 16.6% to $28.9 million for the six months ended June 30, 2010, compared with the same quarter and six months of 2009, respectively. Net interest income benefited from a lower average cost of funds.

•

The Company recorded a net loss of $1.1 million for the three months ended June 30, 2010, and net income of $2.1 million for the six months ended June 30, 2010, compared with net income of $3.2 million and $6.3 million for the same periods of 2009, respectively. The loss for the 2010 second quarter was due primarily to a $5.0 million increase in the provision for loan losses to $6.6 million compared with $1.6 million in the second quarter of 2009 and a write-down of $3.4 million of other real estate owned.

•	Net loans decreased 2.3% to $1.31 billion compared with $1.34 billion at June 30, 2009.

•	Deposits increased 3.7% to $1.41 billion compared with $1.36 billion at June 30, 2009.

•	Total assets increased 3.0% to $1.76 billion compared with $1.71 billion at June 30, 2009.

•

Efficiency ratio was 60.2% for the first six months of 2010, compared with 55.1% for the first six of 2009. Our efficiency ratio increased from 49.8% to 60.2% as a result of $3.4 million in other real estate owned write-downs.

•

Non-performing loans decreased $11.8 million, or 19.5%, during the second quarter to $48.7 million at June 30, 2010, compared with $60.5 million at March 31, 2010. The decrease was primarily attributable to non-performing loans moving through the collection, foreclosure and disposition process.

•	Non-performing assets decreased $3.0 million, or 2.5%, during the second quarter to $117.2 million at June 30, 2010. The decrease was primarily due to sales of other real estate owned.

•

Shareholders’ equity rose to $196.2 million at the end of the second quarter and benefited from a stock offering that raised $27.0 million in gross proceeds that closed June 30, 2010. The proceeds resulted in improved capital ratios, including 11.11% tier 1 leverage ratio and 14.00% tier 1 risk-based capital ratio as of June 30, 2010.

The banking industry continues to experience very difficult times. Porter Bancorp is not immune from these difficulties. Real estate lending remains a core business for the Company, and we expect continued weakening in that sector in 2010. We have set up a real estate department with a dedicated real estate sales expert that has been successful in selling OREO properties and assisting in the sale of properties securing non-performing loans.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2010 compared with the same period of 2009:

	For the Three Months Ended June 30,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$22,126	$23,645	$(1,519)	(6.4)%
Gross interest expense	7,399	10,832	(3,433)	(31.7)
Net interest income	14,727	12,813	1,914	14.9
Provision for credit losses	6,600	1,600	5,000	312.5
Non-interest income	1,497	1,895	(398)	(21.0)
Non-interest expense	11,513	8,228	3,285	39.9
Net income before taxes	(1,889)	4,880	(6,769)	(138.7)
Income tax expense (benefit)	(758)	1,635	(2,393)	(146.4)
Net income (loss)	(1,131)	3,245	(4,376)	(134.9)

Net loss of $1,131,000 for the three months ended June 30, 2010 decreased $4.4 million, or 134.9%, from net income of $3,245,000 for the comparable period of 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense, and other real estate owned write-downs of $3.4 million to account for lower valuations. Net interest income benefited from decreased cost of funds to 2.05% in the 2010 second quarter from 2.98% in the prior year second quarter. The decrease in non-interest income was due to an other than temporary impairment charge on securities of $465,000, and lower gains on sales of loans originated for sale. These decreases were partially offset by increased income from service charges, fiduciary activities, and net gains on sales of securities. The increase in non-interest expense was due to the $3.4 million of other real estate owned write-downs, and increased salary and benefits expense and franchise tax expense. These increases were partially off-set by lower FDIC fees. Total FDIC fees were $706,000 in the second quarter of 2010 compared with $1.3 million in the second quarter of 2009. The 2009 FDIC fees included a special assessment of $781,000.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2010 compared with the same period of 2009:

	For the Six Months Ended June 30,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$44,752	$47,147	$(2,395)	(5.1)%
Gross interest expense	15,848	22,367	(6,519)	(29.1)
Net interest income	28,904	24,780	4,124	16.6
Provision for credit losses	9,600	3,200	6,400	200.0
Non-interest income	3,189	3,381	(192)	(5.7)
Non-interest expense	19,562	15,504	4,058	26.2
Net income before taxes	2,931	9,457	(6,526)	(69.0)
Income tax expense	806	3,151	(2,345)	(74.4)
Net income	2,125	6,306	(4,181)	(66.3)

Net income of $2,125,000 for the six months ended June 30, 2010 decreased $4.2 million, or 66.3%, from $6,306,000 for the comparable period of 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense, and other real estate owned write-downs of $3.4 million to account for lower valuations on the underlying real estate collateral. Net interest income benefited from decreased cost of funds to 2.13% in the first six months of 2010 from 3.13% in the same period of 2009. The decrease in non-interest income was due to an other than temporary impairment charge on securities of $465,000, partially offset by increased income from service charges, fiduciary activities, net gains on sales of securities, and gains on sales of loans originated for sale. The increase in non-interest expense was due to the $3.4 million of other real estate owned write-downs, and increased salary and benefits expense and franchise tax expense. These increases were partially off-set by lower FDIC fees. Total FDIC fees were $1.4 million in the first half of 2010 compared with $1.7 million in the second half of 2009. The 2009 FDIC fees included a special assessment of $781,000.

Net Interest Income – Our net interest income was $14,727,000 for the three months ended June 30, 2010, an increase of $1.9 million, or 14.9%, compared with $12,813,000 for the same period in 2009. Net interest spread and margin were 3.51% and 3.71%, respectively, for the second quarter of 2010, compared with 2.76% and 3.13%, respectively, for the second quarter of 2009. Net interest income was $28,904,000 for the six months ended June 30, 2010, an increase of $4.1 million, or 16.6%, compared with $24,780,000 for the same period of 2009. Net interest spread and margin were 3.29% and 3.51%, respectively, for the first six months of 2010, compared with 2.69% and 3.08%, respectively, for the first six months of 2009. Net interest margin for the three months ended June 30, 2010, increased 39 basis points from our margin of 3.32% in the 2010 first quarter due primarily to lower cost of funds. Net interest margin for the first six months of 2010 increased 43 basis points from our margin of 3.08% in the first half of 2009 due primarily to increased average earning assets coupled with lower cost of funds.

Our yield on earning assets decreased to 5.56% for the second quarter of 2010 compared to 5.74% for the second quarter of 2009. Our cost of funds also decreased to 2.05% for the second quarter of 2010 compared to 2.98% for the second quarter of 2009. Our yield on earning assets declined 40 basis points from 5.82% during the first six months of 2010 and our cost of funds decreased 100 basis points from 3.13%.

Our average interest-earning assets were $1.67 billion for the six months ended June 30, 2010, compared with $1.64 billion for the six months ended June 30, 2009, a 2.0% increase primarily attributable to growth in loans. Average loans were $1.38 billion for the six months ended June 30, 2010, compared with $1.36 billion for the six months ended June 30, 2009, a 1.5% increase. Our total interest income decreased by 5.1% to $44.8 million for the six months ended June 30, 2010, compared with $47.1 million for the same period in 2009. The change was due to lower yield on interest earning assets resulting from increased non-accrual loans.

Our average interest-bearing liabilities also increased by 4.4%, to $1.50 billion for the six months ended June 30, 2010, compared with $1.44 billion for the six months ended June 30, 2009. Our total interest expense decreased by 29.1% to $15.8 million for the six months ended June 30, 2010, compared with $22.4 million during the same period in 2009, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 13.3% to $1.2 billion for the six months ended June 30, 2010, compared with $1.1 billion for the six months ended June 30, 2009. The average interest rate paid on certificates of deposits decreased to 2.17% for the six months ended June 30, 2010, compared with 3.45% for the six months ended June 30, 2009. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending June 30, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,356,883	$19,771	5.84%	$1,360,191	$21,102	6.22%
Securities
Taxable	148,968	1,988	5.35	152,416	2,141	5.63
Tax-exempt (3)	21,431	215	6.19	21,909	223	6.28
FHLB stock	10,072	112	4.46	10,072	112	4.46
Other equity securities	1,742	11	2.53	1,901	11	2.32
Federal funds sold and other	66,291	29	0.18	112,900	56	0.20

Total interest-earning assets	1,605,387	22,126	5.56%	1,659,389	23,645	5.74%

Less: Allowance for loan losses	(27,064)			(20,581)
Non-interest earning assets	159,362			96,058

Total assets	$1,737,685			$1,734,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,158,976	$6,084	2.11%	$1,086,698	$8,869	3.27%
NOW and money market deposits	156,992	393	1.00	166,469	517	1.25
Savings accounts	36,428	66	0.73	35,599	82	0.92
Federal funds purchased and repurchase	11,590	120	4.15	10,624	120	4.53
FHLB advances	50,809	500	3.95	123,388	937	3.05
Junior subordinated debentures	34,000	236	2.78	34,000	307	3.62

Total interest-bearing liabilities	1,448,795	7,399	2.05%	1,456,778	10,832	2.98%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	103,379			103,102
Other liabilities	6,306			7,818

Total liabilities	1,558,480			1,567,698
Stockholders’ equity	179,205			167,168

Total liabilities and stockholders’ equity	$1,737,685			$1,734,866

Net interest income		$14,727			$12,813

Net interest spread			3.51%			2.76%

Net interest margin			3.71%			3.13%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending June 30, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,380,553	$39,644	5.79%	$1,360,192	$42,372	6.28%
Securities
Taxable	152,740	4,311	5.69	151,204	3,985	5.31
Tax-exempt (3)	21,488	431	6.22	21,969	444	6.27
FHLB stock	10,072	226	4.52	10,072	226	4.52
Other equity securities	1,813	23	2.56	1,901	29	3.08
Federal funds sold and other	107,400	117	0.22	95,245	91	0.19

Total interest-earning assets	1,674,066	44,752	5.42%	1,640,583	47,147	5.82%

Less: Allowance for loan losses	(27,196)			(20,304)
Non-interest earning assets	138,809			95,547

Total assets	$1,785,679			$1,715,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,203,592	$12,948	2.17%	$1,062,412	$18,185	3.45%
NOW and money market deposits	160,233	844	1.06	164,867	1,037	1.27
Savings accounts	35,458	134	0.76	35,170	164	0.94
Federal funds purchased and repurchase	11,598	239	4.16	10,652	235	4.45
FHLB advances	58,515	1,220	4.20	132,675	2,086	3.17
Junior subordinated debentures	34,000	463	2.75	34,000	660	3.91

Total interest-bearing liabilities	1,503,396	15,848	2.13%	1,439,776	22,367	3.13%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	101,091			101,521
Other liabilities	6,684			8,063

Total liabilities	1,611,171			1,549,360
Stockholders’ equity	174,508			166,466

Total liabilities and stockholders’ equity	$1,785,679			$1,715,826

Net interest income		$28,904			$24,780

Net interest spread			3.29%			2.69%

Net interest margin			3.51%			3.08%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2010 vs. 2009			Six Months Ended June 30, 2010 vs. 2009
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,280)	$(51)	$(1,331)	$(3,354)	$626	$(2,728)
Securities	(109)	(52)	(161)	286	27	313
Other equity securities	1	(1)	—	(5)	(1)	(6)
Federal funds sold and other	(8)	(19)	(27)	14	12	26

Total increase (decrease) in interest income	(1,396)	(123)	(1,519)	(3,059)	664	(2,395)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(3,342)	557	(2,785)	(7,417)	2,180	(5,237)
NOW and money market accounts	(96)	(28)	(124)	(165)	(28)	(193)
Savings accounts	(18)	2	(16)	(31)	1	(30)
Federal funds purchased and repurchased agreements	(10)	10	—	(16)	20	4
FHLB advances	222	(659)	(437)	540	(1,406)	(866)
Junior subordinated debentures	(71)	—	(71)	(197)	—	(197)

Total increase (decrease) in interest expense	(3,315)	(118)	(3,433)	(7,286)	767	(6,519)

Increase (decrease) in net interest income	$1,919	$(5)	$1,914	$4,227	$(103)	$4,124

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts	$793	$788	$1,513	$1,476
Income from fiduciary activities	273	198	525	418
Secondary market brokerage fees	130	73	190	131
Title insurance commissions	39	44	76	64
Gains on sales of loans originated for sale	184	241	275	241
Gains on sales of investment securities, net	24	—	81	1
Other than temporary impairment on securities	(465)	—	(465)	—
Other	519	551	994	1,050

Total non-interest income	$1,497	$1,895	$3,189	$3,381

Non-interest income for the second quarter ended June 30, 2010 decreased $398,000, or 21.0%, compared with the second quarter of 2009. For the six months ended June 30, 2010 non-interest income decreased by $192,000 to $3.2 million compared with $3.4 million for same period of 2009. The decrease in non-interest income for the second quarter ended June 30, 2010 was primarily due to an other than temporary impairment charge on securities, and lower net gains on sales of loans originated for sale. These decreases were partially offset by increased income from fiduciary activities from new business development, and secondary market brokerage fees from increased volume of secondary market loan originations. The decrease in non-interest income for the six months ended June 30, 2010 was primarily due to an other than temporary impairment charge on securities. This charge was partially offset by increased income from fiduciary activities from new business development, secondary market brokerage fees from increased volume of secondary market loan originations, and net gains on sales of investment securities.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Salary and employee benefits	$3,931	$3,813	$7,878	$7,691
Occupancy and equipment	1,015	981	2,037	1,979
Other real estate owned expense	3,854	226	4,232	353
FDIC insurance	706	503	1,411	962
FDIC special insurance assessment	—	781	—	781
State franchise tax	543	450	1,086	900
Professional fees	292	203	558	431
Postage and delivery	198	184	386	368
Communications	173	230	359	385
Office supplies	92	114	189	218
Advertising	77	125	173	283
Other	632	618	1,253	1,153

Total non-interest expense	$11,513	$8,228	$19,562	$15,504

Non-interest expense for the second quarter ended June 30, 2010 increased $3.3 million, or 39.9%, compared with the second quarter of 2009. For the six months ended June 30, 2010, non-interest expense increased $4.1 million, or 26.2%, to $19.6 million compared with $15.5 million for the first six months of 2009. The increase in non-interest expense was primarily attributable to write-downs of $3.4 million on other real estate owned to account for lower valuations. In addition, salary and benefits expense for the 2010 second quarter increased $118,000, or 3.1%, over the prior year second quarter, and increased $187,000, or 2.43%, for the six months ended June 30, 2010, over the same period of 2009, due to additions to staff. State franchise tax for the 2010 second quarter increased $93,000, or 20.7%, over the prior year second quarter, and increased $186,000, or 20.7%, for the six months ended June 30, 2010, over the same period of 2009. Professional fees expense for the 2010 second quarter increased $89,000, or 43.8%, over the prior year second quarter, and increased $127,000, or 29.5%, for the six months ended June 30, 2010, over the same period of 2009, due to higher legal and accounting services fees. These increases were partially offset by lower FDIC fees and advertising costs. FDIC fees were $1.4 million in the first six months of 2010 compared with $1.7 million in the first half of 2009. The 2009 FDIC fees included a special assessment of $781,000. Advertising expense for the three months ended June 30, 2010 decreased $48,000, or 38.4%, over the prior year second quarter, and decreased $110,000, or 38.9%, for the six months ended June 30, 2010, over the same period of 2009, due to the decision to replace certain media advertising with customer relationship focused marketing.

Income Tax Expense – Income tax benefit was $758,000, or 40.1% of pre-tax loss, for the second quarter ended June 30, 2010, and income tax expense of $806,000, or 27.5% of pre-tax income, for the first six months of 2010, compared with $1.6 million, or 33.5% of pre-tax income, for the second quarter of 2009, and $3.2 million, or 33.3% or pre-tax income, for the first six months of 2009.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(dollars in thousands)
Federal statutory rate times financial statement income	$(661)	$1,708	$1,026	$3,310
Effect of:
Tax-exempt income	(76)	(76)	(152)	(153)
Non taxable life insurance income	(26)	(25)	(50)	(50)
Federal tax credits	(11)	(11)	(23)	(23)
Other, net	16	39	5	67

Total	$(758)	$1,635	$806	$3,151

Analysis of Financial Condition

Total assets decreased $74.4 million, or 4.1%, to $1.76 billion at June 30, 2010 from $1.84 billion at December 31, 2009. This decrease was primarily attributable to a decrease of $77.2 million in net loans due to efforts to move troubled loans through the collection, foreclosure, and disposition process, which contributed to the increase of $53.9 million in other real estate owned. Total assets at June 30, 2010 increased $50.8 million from $1.7 billion at June 30, 2009, representing a 3.0% increase.

Loans Receivable – Loans receivable decreased $76.8 million, or 5.4%, during the six months ended June 30, 2010 to $1.3 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $73.4 million, or 7.9%, during the six months and comprised 64.1% of the total loan portfolio at June 30, 2010.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$546,456	40.90%	$535,843	37.93%
Construction	223,149	16.70	304,230	21.53
Residential	388,226	29.06	387,017	27.39
Home equity	31,291	2.33	32,384	2.29
Commercial	86,925	6.51	89,903	6.36
Consumer	34,588	2.59	36,989	2.62
Agriculture	24,086	1.80	25,064	1.77
Other	1,410	0.11	1,488	0.11

Total loans	$1,336,131	100.00%	$1,412,918	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$10,497	$5,968
Non-accrual loans	38,199	78,888

Total non-performing loans	48,696	84,856
Real estate acquired through foreclosure	68,450	14,548
Other repossessed assets	51	80

Total non-performing assets	$117,197	$99,484

Non-performing loans to total loans	3.64%	6.00%

Non-performing assets to total assets	6.66%	5.42%

Allowance for non-performing loans	$7,204	$7,266

Non-performing loans to allowance for non-performing loans	14.8%	8.6%

Nonperforming loans at June 30, 2010 were $48.7 million, or 3.6% of total loans, compared with $19.3 million, or 1.4% of total loans, at June 30, 2009, and $84.9 million, or 6.0% of total loans at December 31, 2008. The decrease of $36.2 million in non-performing loans from December 31, 2009 to June 30, 2010 is primarily attributable to efforts to move troubled loans through collection, foreclosure, and disposition process.

We do not have a formal loan modification program. Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a customer is unable to make contractual payments, we review the particular circumstances of that customer’s situation and negotiate a revised payment stream. In other words, we identify performing customers experiencing financial difficulties, and through negotiations, we lower their interest rate, most typically on a short-term basis for three to six months. Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

Our loan modifications have taken the form of reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. Our restructured loans are all collateral secured loans. If a customer fails to perform under the modified terms, we place the loan on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At June 30, 2010, we had 22 restructured loans totaling $23.7 million with borrowers who experienced deterioration in financial condition compared with 21 loans totaling $25.2 million at December 31, 2009. All of these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 9 loans totaling approximately $6.7 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties. We do not hold a second or junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off. In accordance with ASC 310-50-2, we continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Our non-accrual policy for restructured loans is identical to our non-accrual policy for all loans. Our policy calls for a loan to be reported as non-accrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan a troubled debt restructure. Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) reduction or deferral of principal, or (iii) reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings. When a modification of terms is made for a competitive reason, we do not consider that to be a troubled debt restructuring. The primary example of a competitive modification would be an interest rate reduction for a performing customer to a market rate as the result of a market decline in rates.

Foreclosed properties at June 30, 2010 were $68.5 million compared with $9.6 million at June 30, 2009 and $14.5 million at December 31, 2009. See Footnote 5, “Other Real Estate Owned”, to the financial statements. The majority of the increase was due to loans on two multi-unit residential condominiums and patio home developments that were valued at approximately $41.7 million. The bank acquired deeds in lieu of foreclosure on these properties. In addition, the increase in foreclosed properties from year-end 2009 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business. Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $3.9 million and $4.2 million, respectively, for the three and six months ended June 30, 2010, compared with $226,000 and $353,000, respectively, for the same periods of 2009.

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

Our loan loss reserve, as a percentage of total loans at June 30, 2010, increased to 2.01% from 1.52% at June 30, 2009, and 1.87% at December 31, 2009. Provision for loan losses increased $5.0 million to $6.6 million for the second quarter of 2010 compared with the second quarter of 2009. Provision for loan losses increased $6.4 million to $9.6 million for the six months ended June 30, 2010, compared with $3.2 million for the same six months of 2009. Net loan charge-offs for the second quarter of 2010 were $6.3 million, or 0.46% of average loans, compared with $1.2 million, or 0.09%, for the second quarter of 2009, and $2.8 million, or 0.20%, for the first quarter of 2010. Net loan charge-offs for the six months ended June 30, 2010 were $9.2 million, or 0.66% of average loans, compared with $2.1 million, or 0.16%, for the first six months of 2009. Our allowance for loan losses to nonperforming loans increased to 55.11% at June 30, 2010, compared with 31.10% at December 31, 2009, but declined in comparison with 107.59% at June 30, 2009. The change in this metric between periods is attributable to the fluctuation in non-accrual loans. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have trended upward since 2008, the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses. Our allowance for non-performing loan to non-performing loans was 14.8% at June 30, 2010 compared to 8.9% at June 30, 2009, and 8.6% at December 31, 2009.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2010 and 2009 follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(dollars in thousands)
Balance at beginning of period	$26,543	$20,371	$26,392	$19,652
Provision for loan losses	6,600	1,600	9,600	3,200
Recoveries	96	69	153	171
Charge-offs	(6,403)	(1,300)	(9,309)	(2,283)

Balance at end of period	$26,836	$20,740	$26,836	$20,740

Allowance for loan losses to period-end loans	2.01%	1.52%	2.01%	1.52%

Net charge-offs to average loans	0.46%	0.09%	0.66%	0.16%

Allowance for loan losses to non-performing loans	55.11%	107.59%	55.11%	107.59%

Liabilities – Total liabilities at June 30, 2010 were $1.56 billion compared with $1.67 billion at December 31, 2009, a decrease of $101.3 million, or 6.1%. The decrease was primarily attributable to a decrease in deposits of $115.8 million, or 7.6%, at June 30, 2010 to $1.41 billion from $1.53 billion at December 31, 2009. The decrease in deposits was primarily due to planned reduction in brokered deposits and internet division deposits.

Federal Home Loan Bank advances increased $13.7 million, or 16.5%, to $96.7 million from $83.0 million at December 31, 2009. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2010		For the Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$101,091	—	$99,167	—
Interest checking	80,541	0.80%	75,602	0.84%
Money market	79,692	1.32	86,619	1.53
Savings	35,458	0.76	34,386	0.90
Certificates of deposit	1,203,592	2.17	1,089,798	3.01

Total deposits	$1,500,374	1.87%	$1,385,572	2.53%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2010		For the Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$605,464	2.16%	$611,011	3.03%
$100,000 or more	598,128	2.18%	478,787	2.98%

Total	$1,203,592	2.17%	$1,089,798	3.01%

The following table shows at June 30, 2010 and December 31, 2009 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of June 30, 2010	As of December 31, 2009
	(in thousands)
Three months or less	$115,416	$154,365
Three months through six months	101,584	162,828
Six months through twelve months	116,041	131,861
Over twelve months	219,333	167,236

Total	$552,374	$616,290

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2009 and the first six months of 2010, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2010, these deposits totaled $85.5 million compared with $114.6 million at December 31, 2009. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $44.0 million on an unsecured basis and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At June 30, 2010, the Bank had an unused borrowing capacity with the FHLB of $56.7 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Capital

Stockholders’ equity increased $26.9 million to $196.2 million at June 30, 2010 compared with $169.3 million at December 31, 2009. The increase was due to the completion of a stock offering during the 2010 second quarter that raised $27.0 million in gross proceeds, net income earned during the first six months of 2010 reduced by dividends declared on common stock and dividends paid on 5% cumulative preferred stock, and increased unrealized net gains on available-for-sale securities. Both the Company and PBI Bank qualified as well capitalized under regulatory guidelines at June 30, 2010.

See Footnote 10 “Capital” for detailed regulatory capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2010, and December 31, 2009. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 4.8% at June 30, 2010 compared with a decrease of 4.5% at December 31, 2009. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 4.3% at June 30, 2010, compared with an increase of 4.9% at December 31, 2009 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2010, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$5,502	8.88%
+ 100 basis points	2,664	4.30

We did not run a model simulation for declining interest rates as of June 30, 2010, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no further short-term rate reductions can occur. As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Sale of Equity Securities

On June 30, 2010, the Company completed a $27.0 million stock offering in a private placement to select accredited investors in which the Company issued:

•	1,755,747 shares of common stock for $11.50 per share,

•	227,000 shares of Cumulative Mandatory Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for $11.50 per share;

•	365,080 shares of Non-Voting Mandatory Convertible Preferred Stock, Series C (“Series C Preferred Stock”) for $11.50 per share; and

•	warrants to purchase 1,163,045 shares of convertible non-voting common stock (“Non-Voting Common Stock”) at a purchase price of $11.50 per share (“Warrants”).

On July 23, 2010, the Company completed a supplemental private placement to one additional accredited investor on comparable terms as the June 30, 2010 private placement. The Company received aggregate gross proceeds of $4,255,000 from the new investor in exchange for the sale and issuance of:

•	370,000 shares of Series B Preferred Stock for $11.50 per share, and

•	a Warrant to purchase 185,000 shares of Non-Voting Common Stock at a purchase price of $11.50 per share.

The Company also granted the new investor an option to purchase both 64,784 shares of common stock and a Warrant to purchase 32,392 shares of Non-Voting Common Stock at a purchase price of $11.50 per share. The option exercise price is $745,016, increasing the total potential gross proceeds to be received from the new investor to $5,000,016. The option will become exercisable during the five business days following shareholder approval at the special meeting.

The Company must obtain shareholder approval to (1) issue common stock upon the conversion of Series B Preferred Stock, Series C Preferred Stock and Non-Voting Common Stock and the exercise of the option to purchase common stock in accordance with NASDAQ Rule 5635; and (2) authorize the new class of Non-Voting Common Stock issuable upon the exercise of the Warrants. The Company expects to submit these proposals for shareholder approval at a special shareholder meeting during the third quarter of 2010.

Both the June 30, 2010 and July 23, 2010 private placements were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by Issuer

In December 2006, the Company’s Board of Directors approved the repurchase of shares of Porter Bancorp’s common stock in an amount not to exceed $3 million, exclusive of any fees or commissions. As of June 30, 2010, Porter Bancorp had approximately $2.5 million remaining to purchase shares under the current stock repurchase program. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at its discretion, subject to market conditions and other factors. The Company did not repurchase any shares in the second quarter of 2010. The terms of the $35 million senior preferred stock transaction with the U.S. Treasury limit our ability to repurchase shares of common stock until after November 21, 2011, unless the preferred shares sold to the U.S. Treasury have been redeemed in whole or transferred to an unaffiliated third party.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	(Reserved)

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 16, 2010	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

August 16, 2010	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer