Form 10-Q
period 2010-09-30
Porter Bancorp, Inc.
filed 2010-11-12
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

11,281,625 shares of Common Stock, no par value, were outstanding at October 31, 2010.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2010 and December 31, 2009

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2010	December 31, 2009
Assets
Cash and due from financial institutions	$166,077	$169,328
Federal funds sold	793	2,845

Cash and cash equivalents	166,870	172,173
Securities available for sale	150,569	168,721
Mortgage loans held for sale	484	334
Loans, net of allowance of $29,392 and $26,392, respectively	1,298,819	1,386,526
Premises and equipment	22,708	23,610
Other real estate owned	73,645	14,548
Goodwill	23,794	23,794
Accrued interest receivable and other assets	43,290	45,384

Total assets	$1,780,179	$1,835,090

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$103,424	$97,263
Interest bearing	1,286,639	1,432,833

Total deposits	1,390,063	1,530,096
Federal funds purchased and repurchase agreements	34,083	11,517
Federal Home Loan Bank advances	110,763	82,980
Accrued interest payable and other liabilities	8,922	7,163
Subordinated capital note	8,775	9,000
Junior subordinated debentures	25,000	25,000

Total liabilities	1,577,606	1,665,756
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized Series A – 35,000 issued and outstanding Liquidation preference of $35 million at September 30, 2010	34,439	34,307
Series C – 317,042 issued and outstanding Liquidation preference of $3.6 million at September 30, 2010	3,283	—
Common stock, no par, 19,000,000 shares authorized, 11,281,691 and 8,756,440 shares issued and outstanding, respectively	107,212	83,104
Additional paid-in capital	18,468	14,959
Retained earnings	33,228	34,811
Accumulated other comprehensive income	5,943	2,153

Total stockholders’ equity	202,573	169,334

Total liabilities and stockholders’ equity	$1,780,179	$1,835,090

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans, including fees	$19,293	$20,961	$58,937	$63,333
Taxable securities	1,689	2,469	6,023	6,483
Tax exempt securities	212	218	643	662
Fed funds sold and other	146	154	489	471

	21,340	23,802	66,092	70,949

Interest expense
Deposits	5,890	8,190	19,816	27,576
Federal Home Loan Bank advances	498	858	1,718	2,944
Subordinated capital note	83	84	235	284
Junior subordinated debentures	170	176	481	636
Federal funds purchased and other	123	120	362	355

	6,764	9,428	22,612	31,795

Net interest income	14,576	14,374	43,480	39,154
Provision for loan losses	5,000	2,000	14,600	5,200

Net interest income after provision for loan losses	9,576	12,374	28,880	33,954

Non-interest income
Service charges on deposit accounts	757	843	2,270	2,319
Income from fiduciary activities	226	227	751	645
Secondary market brokerage fees	83	49	273	180
Title insurance commissions	38	33	114	97
Net gain on sales of loans originated for sale	135	82	410	323
Net gain on sales of securities	2,175	321	2,256	322
Other than temporary impairment on securities	—	—	(465)	—
Other	517	481	1,511	1,531

	3,931	2,036	7,120	5,417

Non-interest expense
Salaries and employee benefits	3,849	3,799	11,727	11,490
Occupancy and equipment	1,070	993	3,107	2,972
Other real estate owned expense	2,163	353	6,395	706
FDIC Insurance	855	626	2,266	1,588
FDIC special assessment	—	—	—	781
State franchise tax	543	450	1,629	1,350
Professional fees	239	175	797	606
Postage and delivery	183	193	569	561
Communications	179	183	538	568
Advertising	104	121	277	404
Other	764	691	2,206	2,062

	9,949	7,584	29,511	23,088

Income before income taxes	3,558	6,826	6,489	16,283
Income tax expense	1,137	2,290	1,943	5,441

Net income	2,421	4,536	4,546	10,842
Less:
Dividends on preferred stock	498	437	1,373	1,312
Accretion on Series A preferred stock	44	44	132	132
Earnings allocated to participating securities	88	—	81	—

Net income available to common shareholders	$1,791	$4,055	$2,960	$9,398

Basic earnings per common share	$0.17	$0.46	$0.32	$1.08

Diluted earnings per common share	$0.16	$0.46	$0.31	$1.08

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2010

(dollars in thousands, except share and per share data)

	Shares				Amount				Additional		Accumulated Other
	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Paid-In Capital	Retained Earnings	Comprehensive Income	Total
Balances, January 1, 2010	8,756,440	35,000	—	—	$83,104	$34,307	$—	$—	$14,959	$34,811	$2,153	$169,334
Issuance of stock and warrants in private placement	1,820,531	—	597,000	365,080	17,429	—	6,182	3,780	3,149	—	—	30,540
Conversion of Series B preferred to common	597,000	—	(597,000)	—	6,182	—	(6,182)	—	—	—	—	—
Conversion of Series C preferred to common	48,038	—	—	(48,038)	497	—	—	(497)	—	—	—	—
Issuance of unvested stock	69,182	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(9,500)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	4,546	—	4,546
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	3,790	3,790

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	8,336

Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,313)	—	(1,313)
Dividends on Series B & C preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(96)	—	(96)
Amortization of Series A preferred stock discount	—	—	—	—	—	132	—	—	—	(132)	—	—
Cash dividends declared on common stock ($0.50 per share)	—	—	—	—	—	—	—	—	—	(4,588)	—	(4,588)

Balances, September 30, 2010	11,281,691	35,000	—	317,042	$107,212	$34,439	$—	$3,283	$18,468	$33,228	$5,943	$202,573

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2010 and 2009

(dollars in thousands)

	2010	2009
Cash flows from operating activities
Net income	$4,546	$10,842
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,289	2,699
Provision for loan losses	14,600	5,200
Net amortization (accretion) on securities	(161)	(198)
Stock-based compensation expense	348	282
Net gain on loans originated for sale	(410)	(323)
Loans originated for sale	(20,580)	(15,615)
Proceeds from sales of loans originated for sale	20,641	15,414
Net gain on sales of investment securities	(1,791)	(322)
Net loss on sales of other real estate owned	302	73
Net write-down of other real estate owned	4,805	350
Earnings on bank owned life insurance	(220)	(212)
Net change in accrued interest receivable and other assets	2,067	1,318
Net change in accrued interest payable and other liabilities	(282)	(1,112)

Net cash from operating activities	26,154	18,396

Cash flows from investing activities
Purchases of available-for-sale securities	(26,792)	(36,957)
Sales and calls of available-for-sale securities	32,914	13,675
Maturities and prepayments of available-for-sale securities	19,813	25,316
Proceeds from sale of other real estate owned	20,565	9,107
Improvements to other real estate owned	(1,792)	(108)
Loan originations and payments, net	(10,510)	(55,606)
Purchases of premises and equipment, net	(289)	(2,428)

Net cash from investing activities	33,909	(47,001)

Cash flows from financing activities
Net change in deposits	(140,033)	90,107
Net change in federal funds purchased and repurchase agreements	22,566	1,212
Repayment of Federal Home Loan Bank advances	(212,217)	(212,492)
Advances from Federal Home Loan Bank	240,000	195,000
Repayment of subordinated capital note	(225)	—
Issuance of preferred stock and warrants	11,064	—
Issuance of common stock and warrants	19,476	—
Cash dividends paid on preferred stock	(1,409)	(1,283)
Cash dividends paid on common stock	(4,588)	(5,243)

Net cash from financing activities	(65,366)	67,301

Net change in cash and cash equivalents	(5,303)	38,696
Beginning cash and cash equivalents	172,173	52,546

Ending cash and cash equivalents	$166,870	$91,242

Supplemental cash flow information:
Interest paid	$23,198	$25,271
Income taxes paid	3,850	6,150
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$82,977	$14,724
Sale and financing of other real estate owned	$3,309	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments, goodwill and other intangibles, and fair values of other real estate owned are particularly subject to change.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements.” The update requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements. Also, the ASU provides an update on the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for the update on the reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The portion that is currently effective did not have an impact on the Company’s consolidated financial statements. The portion that is not yet effective is not expected to have an impact on the Company’s financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables, which for the Company includes loans and standby letters of credit. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for loan losses is to be disclosed by portfolio segment, while credit quality information, impaired loans and nonaccrual status are to be presented by class. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 is expected to result in additional quarterly and annual disclosures beginning in the fourth quarter of 2010.

Legislative Developments

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) was signed into law on July 21, 2010. Generally, the Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. Uncertainty remains as to the ultimate impact of the Act, which could have an adverse impact on the financial services industry as a whole and on the Company’s business, results of operations, and financial condition.

Note 2 – Stock Plans and Stock Based Compensation

On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2010, the Company had granted outstanding options to purchase 39,601 shares. The Company also had granted 146,909 unvested shares net of forfeitures and vesting. The Company has 171,924 shares remaining available for issue under the plan. All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant. The options vest over a three-year period and have a five year term. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years. To date, the Company has granted options to purchase 43,001 shares and issued 4,644 unvested shares to non-employee directors. At September 30, 2010, 49,812 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted. Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2010		Twelve Months Ended December 31, 2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	297,258	$22.89	297,810	$22.89
Forfeited	(15,659)	22.62	(552)	23.13
Expired	(198,997)	23.38	—	—

Outstanding, ending	82,602	$21.76	297,258	$22.89

The following table details stock options outstanding:

September 30, 2010
Stock options vested and currently exercisable:	82,578
Weighted average exercise price	$21.76
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.1
Total Options Outstanding:	82,602
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	1.1

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at September 30, 2010. There were no options exercised during the first nine months of 2010. The Company recorded $2,000 of stock option compensation during the nine months ended September 30, 2010 to salaries and employee benefits. A deferred tax benefit of $1,000 was recognized related to this expense. No options were modified during the period. As of September 30, 2010, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors. The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. The fair value of the 2010 unvested shares issued to certain employees was $11.60 per share. The fair value of shares issued to non-employee directors was $13.45 per share. The Company recorded $346,000 of stock-based compensation during the first nine months of 2010 to salaries and employee benefits. A deferred tax benefit of $121,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended September 30, 2010		Twelve Months Ended December 31, 2009
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	113,817	$15.66	72,441	$19.83
Granted	69,182	11.66	54,268	10.97
Vested	(21,946)	15.15	(12,351)	19.19
Forfeited	(9,500)	13.35	(541)	23.13

Outstanding, ending	151,553	$14.05	113,817	$15.66

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2010 and beyond is estimated as follows (in thousands):

October 2010 – December 2010	$120
2011	488
2012	477
2013	389
2014 & thereafter	448

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2010
U.S. Government and federal agency	$10,343	$1,023	$—	$11,366
State and municipal	24,038	1,851	—	25,889
Agency mortgage-backed: residential	90,633	4,792	—	95,425
Corporate bonds	14,308	1,431	(5)	15,734
Other debt securities	704	—	(87)	617

Total debt securities	140,026	9,097	(92)	149,031
Equity	1,400	150	(12)	1,538

Total	$141,426	$9,247	$(104)	$150,569

December 31, 2009
U.S. Government and federal agency	$586	$33	$—	$619
State and municipal	24,537	955	(37)	25,455
Agency mortgage-backed: residential	91,127	4,028	—	95,155
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639
Corporate bonds	13,054	760	(49)	13,765
Other	704	—	(175)	529

Total debt securities	163,524	6,055	(2,417)	167,162
Equity	1,885	75	(401)	1,559

Total	$165,409	$6,130	$(2,818)	$168,721

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Proceeds	$24,500	$12,913	$32,914	$13,675
Gross gains	2,872	321	3,152	322
Gross losses	(697)	—	(896)	—

The amortized cost and fair value of the debt investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$25,592	$26,239
One to five years	80,000	85,279
Five to ten years	32,695	35,746
Beyond ten years	1,739	1,767

Total	$140,026	$149,031

Securities pledged at September 30, 2010 and December 31, 2009 had carrying values of approximately $70.4 million and $67.3 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

At September 30, 2010, the Company held 43 equity securities. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. Based upon the relevant market information and stock price trends in July and early August 2010, we determined that we could not objectively assert that our basis in 21 equity securities that have been in an unrealized loss position for more than 12 months is recoverable in the near term. As such during the second quarter, we recorded an other than temporary impairment charge totaling $465,000 for equity securities held in our portfolio with an original cost of $1.6 million. The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the issuers’ financial conditions and the likelihood the market value would recover to our cost basis in the reasonable period of time, the investment was written down to fair value. As of September 30, 2010, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2010
Corporate bonds	$1,022	$(5)	$—	$—	$1,022	$(5)
Other debt securities	—	—	617	(87)	617	(87)
Equity	53	(3)	316	(9)	369	(12)

Total temporarily impaired	$1,075	$(8)	$933	$(96)	$2,008	$(104)

December 31, 2009
State and municipal	$867	$(5)	$1,033	$(32)	$1,900	$(37)
Agency mortgage-backed: residential	8	—	—	—	8	—
Private label mortgage-backed: residential	23,731	(1,977)	4,091	(179)	27,822	(2,156)
Corporate bonds	—	—	1,997	(49)	1,997	(49)
Other	529	(175)	—	—	529	(175)
Equity	46	(12)	701	(389)	747	(401)

Total temporarily impaired	$25,181	$(2,169)	$7,822	$(649)	$33,003	$(2,818)

Note 4 – Loans

Loans were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Commercial	$81,527	$89,903
Real estate	1,188,096	1,259,474
Agriculture	24,437	25,064
Consumer	33,062	36,989
Other	1,089	1,488

Subtotal	1,328,211	1,412,918
Less: Allowance for loan losses	(29,392)	(26,392)

Loans, net	$1,298,819	$1,386,526

Activity in the allowance for loan losses was as follows:

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
	(in thousands)
Beginning balance	$26,392	$19,652
Provision for loan losses	14,600	5,200
Loans charged-off	(11,823)	(3,112)
Loan recoveries	223	218

Ending balance	$29,392	$21,958

Impaired loans were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Loans with no allocated allowance for loan losses	$13,449	$21,373
Loans with allocated allowance for loan losses	35,305	84,766

Total	$48,754	$106,139

Amount of the allowance for loan losses allocated	$5,526	$5,453

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Average of impaired loans during the period	$68,527	$44,041
Interest income recognized during impairment	1,012	1,094
Cash basis interest income recognized	87	987

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

Nonperforming loans were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Loans past due 90 days or more still on accrual	$7,048	$5,968
Non-accrual loans	38,784	78,888

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. At September 30, 2010, and December 31, 2009, we had restructured loans totaling $22.0 million and $25.2 million, respectively, with borrowers who experienced deterioration in financial condition. These loans are secured by 1-4 residential properties, commercial real estate properties, equipment or inventory. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. These restructured loans were on accrual status at each period end as payments were being made according to the restructured loan terms.

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

	September 30, 2010	December 31, 2009
	(in thousands)
Construction, land development, and land	$57,274	$7,526
Farmland	1,946	442
1-4 Family residential	10,179	4,642
Multi-family residential	614	—
Commercial real estate	3,632	1,938

Total	$73,645	$14,548

Net activity relating to other real estate owned during the nine months ended September 30, 2010 is as follows:

OREO Activity (in thousands)
OREO as of January 1, 2010	$14,548
Real estate acquired	82,977
Valuation adjustments	(4,805)
Improvements	1,792
Properties sold	(20,867)

OREO as of September 30, 2010	$73,645

Expenses related to other real estate owned include:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Net loss on sales	$212	$13	$302	$73
Impairment write-downs	926	150	4,805	350
Operating expenses	1,025	190	1,288	283

Total	$2,163	$353	$6,395	$706

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2010	December 31, 2009
	(in thousands)
Single maturity advances with fixed rates from 0.15% to 4.82% maturing from 2010 through 2012, averaging 1.66% for 2010	$100,000	$70,000
Monthly amortizing advances with fixed rates from 0.00% to 8.28% and maturities ranging from 2011 through 2035, averaging 3.62% for 2010
	10,763	12,980

Total	$110,763	$82,980

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by first mortgage residential loans, under a blanket lien arrangement. At September 30, 2010, the Bank had unused borrowing capacity of $261,000 with the FHLB.

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

Financial assets measured at fair value on a recurring basis at September 30, 2010 are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	(in thousands)
Description	September 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$11,366	$—	$11,366	$—
State and municipal	25,889	—	25,889	—
Agency mortgage-backed	95,425	—	95,425	—
Corporate bonds	15,734	—	15,734	—
Other debt securities	617	—	—	617
Equity securities	1,538	1,538	—	—
Total	$150,569	$1,538	$148,414	$617

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Nine Months Ended September 30, 2010
Balance, January 1, 2010	$32,168
Purchases	—
Sales	(7,769)
Net accretion (amortization)	606
Principal paydowns	(3,475)
Transfers to Level 2	(22,878)
Net change in unrealized gain/loss	1,965
Balance, September 30, 2010	$617

Financial assets measured at fair value on a non-recurring basis at September 30, 2010 are summarized below:

		Fair Value Measurements at September 30, 2010 Using
		(in thousands)
Description	September 30, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$29,779	$—	$—	$29,779
Other real estate owned, net	73,645	—	—	73,645

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $35.3 million and a valuation allowance of $5.5 million, resulting in an additional provision for loan losses of $3.0 million for the first nine months of 2010. Additional provision for loan losses of $194,000 was recorded during the first nine months of 2009 related to impaired loans.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $73.6 million. Write-downs of $4.8 million and $350,000 were recorded on other real estate owned during the first nine months of 2010 and 2009, respectively.

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

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $84.8 million and a valuation allowance of $5.5 million.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $14.5 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$166,870	$166,870	$172,173	$172,173
Securities available for sale	150,569	150,569	168,721	168,721
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Loans, net	1,298,819	1,303,775	1,386,526	1,396,465
Accrued interest receivable	8,153	8,153	9,329	9,329
Financial liabilities
Deposits	$1,390,063	$1,397,299	$1,530,096	$1,526,508
Federal funds purchased and securities sold under agreements to repurchase	34,083	34,083	11,517	11,517
Federal Home Loan Bank advances	110,763	111,046	82,980	83,217
Subordinated capital notes	8,775	8,079	9,000	7,323
Junior subordinated debentures	25,000	21,722	25,000	18,250
Accrued interest payable	2,119	2,119	2,705	2,705

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with financial institutions, repurchase agreements, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully. The fair value of loans is estimated in accordance with paragraph 55-3 of ASC 825, “Disclosures about Fair Value of Financial Instruments,” by discounting expected future cash flows using market rates on like maturity. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of subordinated capital notes and junior subordinated debentures are based on current rates for similar types of financing. The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

Note 8 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Net income	$2,421	$4,536	$4,546	$10,842
Less:
Preferred stock dividends	498	437	1,373	1,312
Accretion of Series A preferred stock discount	44	44	132	132
Earnings allocated to unvested shares	27	—	42	—
Earnings allocated to Series C preferred	61	—	39	—

Net income allocated to common shareholders, basic and diluted	$1,791	$4,055	$2,960	$9,398

Basic
Weighted average common shares including unvested common shares outstanding	11,013,063	8,756,289	9,552,646	8,740,314
Less: Weighted average unvested common shares	155,865	—	132,685	—
Less: Weighted average Series C preferred	360,381	—	122,608	—

Weighted average common shares outstanding	10,496,817	8,756,289	9,297,353	8,740,314

Basic earnings per common share	$0.17	$0.46	$0.32	$1.08

Diluted
Add: Weighted average Series B preferred issued and outstanding	532,108	—	181,506	—
Add: Dilutive effects of assumed exercises of common and Preferred Series B & C stock warrants	—	—	27,427	—

Weighted average common shares and potential common shares	11,028,925	8,756,289	9,506,286	8,740,314

Diluted earnings per common share	$0.16	$0.46	$0.31	$1.08

Stock options for 82,602 shares of common stock for 2010 and 297,258 shares of common stock for 2009 were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 314,821 shares of the Company’s common stock at an exercise price of $16.68 was outstanding at September 30, 2010 and 2009 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at September 30, 2010, but were not included in the diluted EPS computation for the three months ended September 30, 2010, as inclusion would have been anti-dilutive.

Note 9 – Other Comprehensive Income (Loss)

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Unrealized holding gains on available-for-sale securities	$2,772	$4,186	$7,622	$3,919
Less: Reclassification adjustment for net gains and other temporary impairment realized in income	2,175	321	1,791	322

Net unrealized gains	597	3,865	5,831	3,597
Tax effect	(209)	(1,353)	(2,041)	(1,259)

Net-of-tax amount	$388	$2,512	$3,790	$2,338

Note 10 – Capital

On June 30, 2010, we completed a $27.0 million stock offering to a group of accredited investors in a private placement transaction exempt from the registration requirements of the federal and state securities laws. In connection with the private placement transaction, we issued (i) 1,755,747 shares of common stock at a price of $11.50 per share; (ii) 227,000 shares of Series B preferred stock at a price of $11.50 per share, which was automatically convertible into an aggregate of 227,000 shares of common stock upon receipt of shareholder approval, as discussed below; and (iii) 365,080 shares of Series C preferred stock at price of $11.50 per share. We also issued warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share.

On July 23, 2010, we completed a $4,255,000 stock offering to another accredited investor in a supplemental private placement transaction exempt from the registration requirements of the federal and state securities laws. In connection with the supplemental private placement transaction, we issued (i) 370,000 shares of Series B preferred stock at $11.50 per share and (ii) a warrant to purchase 185,000 shares of non-voting common stock at a purchase price of $11.50 per share. We also granted the accredited investor an option to purchase 64,784 shares of common stock and a warrant to purchase 32,392 shares of non-voting common stock at a purchase price of $11.50 per share. The option exercise price is $745,016, increasing the total potential gross proceeds to be received from the accredited investor to $5,000,000. The option was exercisable during the five business days following receipt of shareholder approval for purposes of NASDAQ Rule 5635.

The Company held a special meeting of shareholders on September 16, 2010. The shareholders approved the proposal for the issuance of common shares to allow for the conversion or exercise of 597,000 shares of the Series B preferred stock; 365,080 shares of our Series C preferred stock; 1,380,437 shares of non-voting common stock; and an option to purchase 64,784 shares of common stock at $11.50 per share. The shareholders also approved the proposal to authorize the new class of non-voting common stock, which will be issuable upon the exercise of the stock purchase warrants at a purchase price of $11.50 per share.

As a result of the shareholder approval, on September 21, 2010, 597,000 shares of Series B preferred stock were automatically converted into 597,000 shares of common stock. On September 27, 2010, the Company issued an additional 64,784 shares of common stock and granted a warrant to purchase 32,392 shares of non-voting common stock, in connection with the exercise of the option granted in the supplemental private placement transaction. This issuance of the additional shares of common stock resulted in the conversion of 48,038 shares of Series C preferred stock into shares of common stock in accordance with the terms of the Series C preferred stock described below.

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

The non-voting common stock is a non-voting class of stock substantially similar in rights and priority to our common stock, except that the non-voting common stock has no voting rights. The warrants become exercisable upon receipt of shareholder approval and expire September 16, 2015. To the extent issued upon exercise of the warrants, the non-voting common stock will automatically convert into common stock on a one share for one share basis at such time as, after giving effect to the automatic conversion, the holder of such non-voting common stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total risk-weighted assets of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			September 30, 2010		December 31, 2009
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier I capital	4.0%	6.0%	14.44%	12.48%	11.93%	10.65%
Total risk-based capital	8.0	10.0	16.35	14.39	13.83	12.56
Tier I leverage ratio	4.0	5.0	11.71	10.11	9.59	8.57

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

For the three and nine months ended September 30, 2010, respectively, the Company reported net income of $2.4 million and $4.5 million. This compares with net income of $4.5 million and $10.8 million, respectively, for the same periods of 2009. Net income available to common shareholders for the three and nine months ended September 30, 2010 was $1.8 million and $3.0 million, respectively. Fully diluted earnings per common share were $0.16 and $0.31 for the three and nine months ended September 30, 2010, respectively, compared with $0.46 and $1.08 for the same periods of 2009.

Significant developments during the quarter and nine months ended September 30, 2010 consist of the following:

•

Net interest margin increased 14 basis points to 3.73% in the third quarter of 2010 compared with 3.59% in the third quarter of 2009. For the first nine months of 2010, net interest margin increased to 3.58% compared with 3.25% for the same period of 2009. The increase in margin since last year benefited from a lower average cost of funds.

•

Net interest income increased 1.4% to $14.6 million for the three months ended September 30, 2010, and 11.0% to $43.5 million for the nine months ended September 30, 2010, compared with the same quarter and nine months of 2009, respectively. Net interest income benefited from a lower average cost of funds.

•

The Company recorded net income of $2.4 million and $4.5 million for the three and nine months ended September 30, 2010, respectively, compared with net income of $4.5 million and $10.8 million for the same periods of 2009, respectively. The decrease in net income between the comparable periods was due primarily to increased provision for loan losses expense and other real estate owned expense.

•	Net loans decreased 4.8% to $1.30 billion compared with $1.37 billion at September 30, 2009.

•	Deposits increased 0.8% to $1.39 billion compared with $1.38 billion at September 30, 2009.

•	Total assets increased 3.0% to $1.78 billion compared with $1.73 billion at September 30, 2009.

•

Efficiency ratio was 60.5% for the first nine months of 2010, compared with 52.2% for the first nine of 2009. Our efficiency ratio increased from 47.1% in the 2009 third quarter to 60.9% in the third quarter of 2010 due primarily to increased other real estate owned expense.

•

Non-performing loans decreased $2.9 million, or 5.9%, during the third quarter to $45.8 million at September 30, 2010, compared with $48.7 million at June 30, 2010. The decrease was primarily attributable to non-performing loans moving through the collection, foreclosure and disposition process.

•

Non-performing assets increased $2.3 million, or 2.0%, during the third quarter to $119.5 million at September 30, 2010. The increase was primarily attributable to non-performing loans moving through the collection, foreclosure and disposition process.

•

Shareholders’ equity rose to $202.6 million at the end of the third quarter and benefited from a stock offering that raised $27 million in gross proceeds at June 30, 2010 and an additional $5 million in gross proceeds during the third quarter. The proceeds from the offering and third quarter net income resulted in improved capital ratios, including 11.71% tier 1 leverage ratio and 14.44% tier 1 risk-based capital ratio as of September 30, 2010.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2010 compared with the same period of 2009:

	For the Three Months Ended September 30,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$21,340	$23,802	$(2,462)	(10.3)%
Gross interest expense	6,764	9,428	(2,664)	(28.3)
Net interest income	14,576	14,374	202	1.4
Provision for credit losses	5,000	2,000	3,000	150.0
Non-interest income	3,931	2,036	1,895	93.1
Non-interest expense	9,949	7,584	2,365	31.2
Net income before taxes	3,558	6,826	(3,268)	(47.9)
Income tax expense	1,137	2,290	(1,153)	(50.3)
Net income	2,421	4,536	(2,115)	(46.6)

Net income of $2,421,000 for the three months ended September 30, 2010 decreased $2.1 million, or 46.6%, from net income of $4,536,000 for the comparable period of 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense and other real estate owned expense. Net interest income benefited from decreased cost of funds to 1.93% in the 2010 third quarter from 2.67% in the prior year third quarter. The increase in non-interest income was due to increased net gains on sales of securities. The increase in non-interest expense was attributable to increased other real estate owned expense, FDIC insurance fees and state franchise tax. Other real estate owned (OREO) expense increased to $2.2 million in the third quarter of 2010 compared with $353,000 in the third quarter of 2009 due to increased losses on sales of OREO, valuation write-downs to account for lower valuations on the underlying real estate collateral, and increased OREO operating costs. FDIC insurance fees increased to $855,000 for the third quarter of 2010 compared with $626,000 in the third quarter of 2009. State franchise tax expense increased to $543,000 in the 2010 third quarter compared with $450,000 in the prior year third quarter.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2010 compared with the same period of 2009:

	For the Nine Months Ended September 30,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$66,092	$70,949	$(4,857)	(6.8)%
Gross interest expense	22,612	31,795	(9,183)	(28.9)
Net interest income	43,480	39,154	4,326	11.0
Provision for credit losses	14,600	5,200	9,400	180.8
Non-interest income	7,120	5,417	1,703	31.4
Non-interest expense	29,511	23,088	6,423	27.8
Net income before taxes	6,489	16,283	(9,794)	(60.1)
Income tax expense	1,943	5,441	(3,498)	(64.3)
Net income	4,546	10,842	(6,296)	(58.1)

Net income of $4,546,000 for the nine months ended September 30, 2010 decreased $6.3 million, or 58.1%, from $10,842,000 for the comparable period of 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense, and other real estate owned expense. Net interest income benefited from decreased cost of funds to 2.06% in the first nine months of 2010 from 2.98% in the same period of 2009. The increase in non-interest income was due primarily to increased net gains on sales of securities, partially offset by an other than temporary impairment charge on securities of $465,000. Non-interest income also benefited from increased income from fiduciary activities, secondary market brokerage fees, and gains on sales of loans originated for sale. The increase in non-interest expense was due to an increase of $4.5 million in other real estate owned valuation write-downs, a $1.0 million increase in other real estate owned operating costs, increased salary and benefits expense, and franchise tax expense. These increases were partially offset by lower advertising expense and FDIC fees. Total FDIC fees were $2.3 million in the first nine months of 2010 compared with $2.4 million in the first nine months of 2009. The 2009 FDIC fees included a special assessment of $781,000.

Net Interest Income – Our net interest income was $14,576,000 for the three months ended September 30, 2010, an increase of $202,000, or 1.4%, compared with $14,374,000 for the same period in 2009. Net interest spread and margin were 3.51% and 3.73%, respectively, for the third quarter of 2010, compared with 3.26% and 3.59%, respectively, for the third quarter of 2009. Net interest income was $43,480,000 for the nine months ended September 30, 2010, an increase of $4.3 million, or 11.0%, compared with $39,154,000 for the same period of 2009. Net interest spread and margin were 3.37% and 3.58%, respectively, for the first nine months of 2010, compared with 2.88% and 3.25%, respectively, for the first nine months of 2009. Net interest margin for the first nine months of 2010 increased 33 basis points from our margin of 3.25% in the first nine months of 2009 due primarily to increased average earning assets coupled with lower cost of funds.

Our yield on earning assets decreased to 5.44% for the third quarter of 2010 compared to 5.93% for the third quarter of 2009. Our cost of funds also decreased to 1.93% for the third quarter of 2010 compared to 2.67% for the third quarter of 2009. Our yield on earning assets declined 43 basis points from 5.86% during the first nine months of 2009 and our cost of funds decreased 92 basis points from 2.98%.

Our average interest-earning assets were $1.64 billion for the nine months ended September 30, 2010, compared with $1.63 billion for the nine months ended September 30, 2009, a 0.6% increase primarily attributable to growth in loans. Average loans were $1.37 billion for the nine months ended September 30, 2010, compared with $1.36 billion for the nine months ended September 30, 2009, a 0.2% increase. Our total interest income decreased by 6.8% to $66.1 million for the nine months ended September 30, 2010, compared with $70.9 million for the same period in 2009. The change was due to lower yield on interest-earning assets resulting from increased non-accrual loans.

Our average interest-bearing liabilities also increased by 2.8%, to $1.47 billion for the nine months ended September 30, 2010, compared with $1.43 billion for the nine months ended September 30, 2009. Our total interest expense decreased by 28.9% to $22.6 million for the nine months ended September 30, 2010, compared with $31.8 million during the same period in 2009, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates. Our average volume of certificates of deposit increased by 9.2% to $1.17 billion for the nine months ended September 30, 2010, compared with $1.07 billion for the nine months ended September 30, 2009. The average interest rate paid on certificates of deposits decreased to 2.10% for the nine months ended September 30, 2010, compared with 3.23% for the nine months ended September 30, 2009. The certificate of deposit volume increase reflected organic growth from promotional efforts throughout the period.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ending September 30, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,335,357	$19,293	5.73%	$1,368,970	$20,961	6.07%
Securities
Taxable	132,624	1,676	5.01	152,231	2,457	6.40
Tax-exempt (3)	21,233	212	6.09	21,640	218	6.15
FHLB stock	10,072	113	4.45	10,072	125	4.92
Other equity securities	1,445	13	3.57	1,901	12	2.50
Federal funds sold and other	62,868	33	0.21	45,129	29	0.25

Total interest-earning assets	1,563,599	21,340	5.44%	1,599,943	23,802	5.93%

Less: Allowance for loan losses	(27,730)			(21,283)
Non-interest earning assets	168,174			96,043

Total assets	$1,704,043			$1,674,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,095,128	$5,381	1.95%	$1,082,457	$7,654	2.81%
NOW and money market deposits	168,910	444	1.04	161,327	461	1.13
Savings accounts	35,841	65	0.72	34,250	75	0.87
Federal funds purchased and repurchase agreements	12,105	123	4.03	11,332	120	4.20
FHLB advances	47,447	498	4.16	78,425	858	4.34
Junior subordinated debentures	33,994	253	2.95	34,000	260	3.03

Total interest-bearing liabilities	1,393,425	6,764	1.93%	1,401,791	9,428	2.67%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	102,963			95,592
Other liabilities	6,529			8,759

Total liabilities	1,502,917			1,506,142
Stockholders’ equity	201,126			168,561

Total liabilities and stockholders’ equity	$1,704,043			$1,674,703

Net interest income		$14,576			$14,374

Net interest spread			3.51%			3.26%

Net interest margin			3.73%			3.59%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the nine month periods ending September 30, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,365,322	$58,937	5.77%	$1,363,150	$63,333	6.21%
Securities
Taxable	145,961	5,987	5.48	151,550	6,442	5.68
Tax-exempt (3)	21,402	643	6.18	21,858	662	6.23
FHLB stock	10,072	339	4.50	10,072	351	4.66
Other equity securities	1,689	36	2.85	1,901	41	2.88
Federal funds sold and other	92,393	150	0.22	78,356	120	0.20

Total interest-earning assets	1,636,839	66,092	5.43%	1,626,887	70,949	5.86%

Less: Allowance for loan losses	(27,376)			(20,634)
Non-interest earning assets	148,705			95,714

Total assets	$1,758,168			$1,701,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,167,040	$18,329	2.10%	$1,069,167	$25,839	3.23%
NOW and money market deposits	163,157	1,288	1.06	163,674	1,498	1.22
Savings accounts	35,587	199	0.75	34,860	239	0.92
Federal funds purchased and repurchase agreements	11,769	362	4.11	10,881	355	4.36
FHLB advances	54,785	1,718	4.19	114,393	2,944	3.44
Junior subordinated debentures	33,998	716	2.82	34,000	920	3.62

Total interest-bearing liabilities	1,466,336	22,612	2.06%	1,426,975	31,795	2.98%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	101,722			99,523
Other liabilities	6,632			8,297

Total liabilities	1,574,690			1,534,795
Stockholders’ equity	183,478			167,172

Total liabilities and stockholders’ equity	$1,758,168			$1,701,967

Net interest income		$43,480			$39,154

Net interest spread			3.37%			2.88%

Net interest margin			3.58%			3.25%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2010 vs. 2009			Nine Months Ended September 30, 2010 vs. 2009
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,131)	$(537)	$(1,668)	$(4,497)	$101	$(4,396)
Securities	(501)	(286)	(787)	(231)	(243)	(474)
FHLB stock	(12)	—	(12)	(12)	—	(12)
Other equity securities	4	(3)	1	—	(5)	(5)
Federal funds sold and other	(6)	10	4	8	22	30

Total decrease in interest income	(1,646)	(816)	(2,462)	(4,732)	(125)	(4,857)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(2,362)	89	(2,273)	(9,703)	2,193	(7,510)
NOW and money market accounts	(42)	25	(17)	(205)	(5)	(210)
Savings accounts	(13)	3	(10)	(45)	5	(40)
Federal funds purchased and repurchased agreements	(5)	8	3	(21)	28	7
FHLB advances	(34)	(326)	(360)	544	(1,770)	(1,226)
Junior subordinated debentures	(7)	—	(7)	(204)	—	(204)

Total increase (decrease) in interest expense	(2,463)	(201)	(2,664)	(9,634)	451	(9,183)

Increase (decrease) in net interest income	$817	$(615)	$202	$4,902	$(576)	$4,326

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Service charges on deposit accounts	$757	$843	$2,270	$2,319
Income from fiduciary activities	226	227	751	645
Secondary market brokerage fees	83	49	273	180
Title insurance commissions	38	33	114	97
Gains on sales of loans originated for sale	135	82	410	323
Gains on sales of investment securities, net	2,175	321	2,256	322
Other than temporary impairment on securities	—	—	(465)	—
Other	517	481	1,511	1,531

Total non-interest income	$3,931	$2,036	$7,120	$5,417

Non-interest income for the third quarter ended September 30, 2010 increased $1.9 million, or 93.1%, compared with the third quarter of 2009. For the nine months ended September 30, 2010 non-interest income increased by $1.7 million to $7.1 million compared with $5.4 million for same period of 2009. The increase in non-interest income for the third quarter ended September 30, 2010 was primarily due to higher net gains on sales of investment securities and loans originated for sale. These increases were partially offset by decreased income from service charges on deposit accounts. The increase in non-interest income for the nine months ended September 30, 2010 was due to higher net gains on sales of investments, partially offset by an other than temporary impairment charge on securities, and increased income from fiduciary activities from new business development, secondary market brokerage fees from increased volume of secondary market loan originations, and net gains on sales of loans originated for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Salary and employee benefits	$3,849	$3,799	$11,727	$11,490
Occupancy and equipment	1,070	993	3,107	2,972
Other real estate owned expense	2,163	353	6,395	706
FDIC insurance	855	626	2,266	1,588
FDIC special insurance assessment	—	—	—	781
State franchise tax	543	450	1,629	1,350
Professional fees	239	175	797	606
Postage and delivery	183	193	569	561
Communications	179	183	538	568
Office supplies	113	109	302	327
Advertising	104	121	277	404
Other	651	582	1,904	1,735

Total non-interest expense	$9,949	$7,584	$29,511	$23,088

Non-interest expense for the third quarter ended September 30, 2010 increased $2.4 million, or 31.2%, compared with the third quarter of 2009. For the nine months ended September 30, 2010, non-interest expense increased $6.4 million, or 27.8%, to $29.5 million compared with $23.1 million for the first nine months of 2009. The increase in non-interest expense was primarily attributable to increased other real estate owned expense. OREO expense increased $1.8 million over the prior year third quarter, and $5.7 million over the nine months ended September 30, 2009, due to increased losses on sales of OREO, valuation write-downs to account for lower valuations on the underlying real estate collateral, and increased OREO operating costs. In addition, salary and benefits expense for the 2010 third quarter increased $50,000, or 1.3%, over the prior year third quarter, and increased $237,000, or 2.1%, for the nine months ended September 30, 2010, over the same period of 2009, due to additions to staff. State franchise tax for the 2010 third quarter increased $93,000, or 20.7%, over the prior year third quarter, and increased $279,000, or 20.7%, for the nine months ended September 30, 2010, over the same period of 2009. Professional fees expense for the 2010 third quarter increased $64,000, or 36.6%, over the prior year third quarter, and increased $191,000, or 31.5%, for the nine months ended September 30, 2010, over the same period of 2009, due to higher legal and accounting services fees. These increases were partially offset by lower FDIC fees and advertising costs. FDIC fees were $2.3 million in the first nine months of 2010 compared with $2.4 million in the first nine months of 2009. The 2009 FDIC fees included a special assessment of $781,000. Advertising expense for the three months ended September 30, 2010 decreased $17,000, or 14.0%, over the prior year third quarter, and decreased $127,000, or 31.4%, for the nine months ended September 30, 2010, over the same period of 2009, due to the decision to replace certain media advertising with customer relationship focused marketing.

Income Tax Expense – Income tax expense was $1.1 million, or 32.0% of pre-tax income, for the third quarter ended September 30, 2010, and $1.9 million, or 29.9% of pre-tax income, for the first nine months of 2010, compared with $2.3 million, or 33.5% of pre-tax income, for the third quarter of 2009, and $5.4 million, or 33.4% of pre-tax income, for the first nine months of 2009.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Federal statutory rate times financial statement income	$1,245	$2,389	$2,271	$5,699
Effect of:
Tax-exempt income	(74)	(75)	(226)	(228)
Non taxable life insurance income	(27)	(24)	(77)	(74)
Federal tax credits	(11)	(11)	(34)	(34)
Other, net	4	11	9	78

Total	$1,137	$2,290	$1,943	$5,441

Analysis of Financial Condition

Total assets decreased $54.9 million, or 3.0%, to $1.78 billion at September 30, 2010 from $1.84 billion at December 31, 2009. This decrease was primarily attributable to a decrease of $87.7 million in net loans due to efforts to move troubled loans through the collection, foreclosure, and disposition process, which contributed to the increase of $59.1 million in other real estate owned. Total assets at September 30, 2010 increased $51.4 million from $1.7 billion at September 30, 2009, representing a 3.0% increase.

Loans Receivable – Loans receivable decreased $84.7 million, or 6.0%, during the nine months ended September 30, 2010 to $1.3 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $78.9 million, or 8.5%, during the nine months and comprised 64.1% of the total loan portfolio at September 30, 2010.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2010		As of December 31, 2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Type of Loan:
Real estate:
Commercial	$553,576	41.68%	$535,843	37.93%
Construction	215,946	16.26	304,230	21.53
Residential	387,626	29.18	387,017	27.39
Home equity	30,948	2.33	32,384	2.29
Commercial	81,527	6.14	89,903	6.36
Consumer	33,062	2.49	36,989	2.62
Agriculture	24,437	1.84	25,064	1.77
Other	1.089	0.08	1,488	0.11

Total loans	$1,328,211	100.00%	$1,412,918	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$7,048	$5,968
Non-accrual loans	38,784	78,888

Total non-performing loans	45,832	84,856
Real estate acquired through foreclosure	73,645	14,548
Other repossessed assets	53	80

Total non-performing assets	$119,530	$99,484

Non-performing loans to total loans	3.45%	6.00%

Non-performing assets to total assets	6.71%	5.42%

Allowance for non-performing loans	$7,311	$7,266

Allowance for non-performing loans to non-performing loans	16.0%	8.6%

Nonperforming loans at September 30, 2010 were $45.8 million, or 3.5% of total loans, compared with $26.3 million, or 1.9% of total loans, at September 30, 2009, and $84.9 million, or 6.0% of total loans at December 31, 2009. The decrease of $39.0 million in non-performing loans from December 31, 2009 to September 30, 2010 is primarily attributable to efforts to move troubled loans through collection, foreclosure, and disposition process.

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

At September 30, 2010, we had 31 restructured loans totaling $22.0 million with borrowers who experienced deterioration in financial condition compared with 21 loans totaling $25.2 million at December 31, 2009. All of these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 20 loans totaling approximately $6.7 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties. We do not hold a second or junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off. In accordance with ASC 310-50-2, we continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Our non-accrual policy for restructured loans is identical to our non-accrual policy for all loans. Our policy calls for a loan to be reported as non-accrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

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

Foreclosed properties at September 30, 2010 were $73.6 million compared with $12.9 million at September 30, 2009 and $14.5 million at December 31, 2009. See Footnote 5, “Other Real Estate Owned”, to the financial statements. The majority of the increase was due to loans on two multi-unit residential condominiums and patio home developments that were valued at approximately $41.7 million. The bank acquired deeds in lieu of foreclosure on these properties in the first and second quarters of 2010. In addition, the increase in foreclosed properties from year-end 2009 reflects the normal progression of troubled loans through workout, collateral repossession and ultimate disposition. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business. Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $2.2 million and $6.4 million, respectively, for the three and nine months ended September 30, 2010, compared with $353,000 and $706,000, respectively, for the same periods of 2009.

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

Our loan loss reserve, as a percentage of total loans at September 30, 2010, increased to 2.21% from 1.58% at September 30, 2009, and 1.87% at December 31, 2009. Provision for loan losses increased by $3.0 million to $5.0 million for the third quarter of 2010 compared with the third quarter of 2009. Provision for loan losses increased by $9.4 million to $14.6 million for the nine months ended September 30, 2010, compared with $5.2 million for the same nine months of 2009. Net loan charge-offs for the third quarter of 2010 were $2.4 million, or 0.18% of average loans, compared with $782,000, or 0.06%, for the third quarter of 2009, and $6.3 million, or 0.46%, for the second quarter of 2010. Net loan charge-offs for the nine months ended September 30, 2010 were $11.6 million, or 0.85% of average loans, compared with $2.9 million or 0.21%, for the first nine months of 2009. Our allowance for loan losses to nonperforming loans increased to 64.13% at September 30, 2010, compared with 31.10% at December 31, 2009, but declined in comparison with 83.60% at September 30, 2009. The change in this metric between periods is attributable to the fluctuation in non-accrual loans. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have trended upward since 2008, the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal, and therefore, we do not estimate a proportionate upward trending in losses. Our allowance for non-performing loan to non-performing loans was 16.0% at September 30, 2010 compared to 7.7% at September 30, 2009, and 8.6% at December 31, 2009.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2010 and 2009 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(dollars in thousands)
Balance at beginning of period	$26,836	$20,740	$26,392	$19,652
Provision for loan losses	5,000	2,000	14,600	5,200
Recoveries	70	47	223	218
Charge-offs	(2,514)	(829)	(11,823)	(3,112)

Balance at end of period	$29,392	$21,958	$29,392	$21,958

Allowance for loan losses to period-end loans	2.21%	1.58%	2.21%	1.58%

Net charge-offs to average loans	0.18%	0.06%	0.85%	0.21%

Allowance for loan losses to non-performing loans	64.13%	83.60%	64.13%	83.60%

Liabilities – Total liabilities at September 30, 2010 were $1.58 billion compared with $1.67 billion at December 31, 2009, a decrease of $88.2 million, or 5.3%. The decrease was primarily attributable to a decrease in deposits of $140.0 million, or 9.2%, at September 30, 2010 to $1.39 billion from $1.53 billion at December 31, 2009.

Federal Home Loan Bank advances increased $27.8 million, or 33.5%, to $110.8 million from $83.0 million at December 31, 2009. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2010		For the Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$101,722	—	$99,167	—
Interest checking	82,102	0.84%	75,602	0.84%
Money market	81,055	1.27	86,619	1.53
Savings	35,587	0.75	34,386	0.90
Certificates of deposit	1,167,040	2.10	1,089,798	3.01

Total deposits	$1,467,506	1.81%	$1,385,572	2.53%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2010		For the Year Ended December 31, 2009

	Average Balance	Average Rate	Average Balance	Average Rate

	(dollars in thousands)
Less than $100,000	$587,416	2.07%	$611,011	3.03%
$100,000 or more	579,624	2.13%	478,787	2.98%

Total	$1,167,040	2.10%	$1,089,798	3.01%

The following table shows at September 30, 2010 and December 31, 2009 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	As of September 30, 2010	As of December 31, 2009

	(in thousands)
Three months or less	$102,356	$154,365
Three months through six months	88,240	162,828
Six months through twelve months	111,290	131,861
Over twelve months	239,666	167,236

Total	$541,552	$616,290

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2009 and the first nine months of 2010, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2010, these deposits totaled $92.3 million compared with $114.6 million at December 31, 2009. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $44.0 million on an unsecured basis, of which $21.9 million was unused at September 30, 2010, and an additional $25 million on a secured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements. At September 30, 2010, the Bank had an unused borrowing capacity with the FHLB of $261,000. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Capital

Stockholders’ equity increased $33.2 million to $202.6 million at September 30, 2010 compared with $169.3 million at December 31, 2009. The increase was due to the completion of a stock offering that raised $32.0 million in gross proceeds, net income earned during the first nine months of 2010 reduced by dividends declared on common stock, dividends paid on 5% cumulative preferred stock, dividends paid on participating preferred stock, and increased unrealized net gains on available-for-sale securities. Both the Company and PBI Bank qualified as well capitalized under regulatory guidelines at September 30, 2010.

See Footnote 10 “Capital” for detailed regulatory capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2010, and December 31, 2009. Given an instantaneous 100 basis point decrease in rates that was sustained for 12 months, base net interest income would decrease by an estimated 5.4% at September 30, 2010 compared with a decrease of 4.5% at December 31, 2009. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 5.7% at September 30, 2010, compared with an increase of 4.9% at December 31, 2009 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2010, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$6,633	10.95%
+ 100 basis points	3,442	5.68

We did not run a model simulation for declining interest rates as of September 30, 2010, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no further short-term rate reductions can occur. As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income if no interest rate changes occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 under Item 1A – Risk Factors. There have been no material changes from the risk factors previously discussed in our Form 10-K, other than as set forth below.

We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses to the Company.

During the first nine months of 2010, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure (OREO). Large OREO balances have led to increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, complete construction of structures prior to sale. We expect that our operating results in 2010 will continue to be negatively affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, and valuation adjustments, as well as by the funding costs associated with assets that are tied up in OREO. In addition, any further decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

The recently enacted Dodd-Frank Act may adversely impact the Corporation’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Company will not be known for months or even years.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Company, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and extends the unlimited deposit insurance on non-interest bearing transaction accounts through January 1, 2013. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Act codifies and expands the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Company is monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company cannot currently be determined, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Company’s operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Equity Securities

On July 23, 2010, the Company completed a supplemental private placement to one additional accredited investor on comparable terms as the June 30, 2010 private placement. The Company received aggregate gross proceeds of $4,255,000 from the new investor in exchange for the sale and issuance of:

•	370,000 shares of Cumulative Mandatory Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for $11.50 per share, and

•	warrants to purchase 185,000 shares of convertible non-voting common stock (“Non-Voting Common Stock”) at a purchase price of $11.50 per share (“Warrants”).

The Company also granted the new investor an option (the “Option”) to purchase both 64,784 shares of common stock and a Warrant to purchase 32,392 shares of Non-Voting Common Stock at a purchase price of $11.50 per share. The option exercise price was $745,016, increasing the total potential gross proceeds to be received from the new investor to $5,000,016.

The Company held a special meeting of shareholders on September 16, 2010. The shareholders approved the proposal for the issuance of common shares to allow for the conversion or exercise of the Series B preferred stock; Series C preferred stock; Non-Voting Common Stock; and the Option. The shareholders also approved the proposal to authorize the Non-Voting Common Stock, which will be issuable upon the exercise of the Warrants.

On September 27, 2010, the Company completed the private placement of 64,784 shares of common stock in exchange for aggregate proceeds of $745,016, in connection with the exercise of the Option. Pursuant to the terms of the Option, the Company also granted a Warrant to purchase 32,392 shares of Non-Voting Common Stock at a purchase price of $11.50 per share.

Both the July 23, 2010 and September 27, 2010 private placements were exempt from registration pursuant to section 4(2) of the Securities Act of 1933.

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

PORTER BANCORP, INC.
(Registrant)

November 12, 2010	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

November 12, 2010	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer