Form 10-K
period 2010-12-31
Porter Bancorp, Inc.
filed 2011-03-31
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2010, was $61,478,225 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2011, was 11,281,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2011 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments; changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; general economic or business conditions, either nationally, regionally or locally in the communities we serve, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the results of regulatory examinations; any matter that would cause us to conclude that there was impairment of any asset, including intangible assets; the continued service of key management personnel; our ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; the impact of governmental restrictions on entities participating in the Capital Purchase Program of the U.S. Department of the Treasury; inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and fiscal and governmental policies of the United States federal government.

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

Item 1.     Business

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the seventh largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our wholly-owned subsidiary PBI Bank, we operate 18 full-service banking offices in twelve counties in Kentucky.  Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties.  We also have an office in Lexington, Kentucky, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative on-line bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.  As of December 31, 2010, we had total assets of $1.7 billion, total net loans of $1.3 billion, total deposits of $1.5 billion and stockholders’ equity of $189 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman, and Maria L. Bouvette, our president and chief executive officer. In 2005, we completed a reorganization in which we consolidated our subsidiary banks into a single bank. On December 31, 2005, we renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area.

We completed the acquisition of Paramount Bank in Lexington, Kentucky, effective February 1, 2008. Paramount had approximately $75 million in assets and $76 million in deposits.  The total acquisition price paid was approximately $5 million in cash.

On June 30, 2010, we completed a $27.0 million stock offering to a group of accredited investors in a private placement transaction.  On July 23, 2010 we completed a supplemental private placement to one additional accredited investor on comparable terms as the June 30, 2010 private placement.  The Company received aggregate gross proceeds of $4,255,000 from the new investor.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Owensboro and Bowling Green – and in other communities along the I-65 corridor.

▪
Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky and the twenty-ninth largest city in the United States. The Louisville metropolitan area includes the consolidated Louisville/Jefferson County and 12 surrounding Kentucky and Southern Indiana counties with an estimated 1.3 million residents in 2009. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman and YUM! Brands.

▪
Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky with an estimated countywide population of over 296,000 in 2009. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its Bluegrass horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.”  It is also the home of the University of Kentucky and Transylvania University. The area’s employers include Toyota, Lexmark, IBM Global Services and Valvoline.

▪
Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s third largest city. Daviess County had an estimated countywide population of approximately 95,000 in 2009. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

▪
Southern Kentucky: This market includes Bowling Green, the fourth largest city in Kentucky, located about 60 miles north of Nashville, Tennessee.  Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of an estimated countywide population of approximately 109,000 in 2009. This market also includes thriving communities in the contiguous Barren County, including the city of Glasgow.  Major employers in Barren and Warren Counties include GM’s Corvette plant and several other automotive facilities and R.R. Donnelley’s regional printing facility.

▪
South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties, which had a combined population of approximately 79,000 in 2009. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer base and core deposits that are less sensitive to market competition, which provide us a lower cost source of funds for our lending operations.

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

Employees

At December 31, 2010, the Company had 286 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

There are a number of banks that offer services exclusively over the internet and other banks market their internet services to their customers nationwide. We believe that only the very largest of the commercial banks with which we compete offer the comprehensiveness of internet banking services that we are able to offer. However, many of the larger banks do have greater market presence and greater financial resources to market their internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, we believe that many customers still prefer to be able to conduct at least some of their banking transactions at local banking offices. We believe that these findings support our strategic decision to complement our traditional community bank with our uniquely branded online bank to offer customers the benefits of both traditional and internet banking services. We believe that this strategy will contribute to our growth in the future.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Company are not known at this time.

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

U.S. Treasury Capital Purchase Program.  On November 21, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), established under the Emergency Economic Stabilization Act of 2008 (“EESA”), Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’ Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 330,561 shares (adjusted for stock dividend) of Porter Bancorp’s common stock, at an exercise price of $15.88 per share (adjusted for stock dividend), subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the quarterly dividend level at the time of the transaction without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards) and grants registration rights to the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued upon any exercise of the Warrant.

The American Recovery and Reinvestment Act (“ARRA”) was enacted on February 17, 2009.  ARRA imposes certain executive compensation and corporate governance obligations on all current and future CPP recipients, including Porter Bancorp, until the institution has redeemed the preferred stock. On June 15, 2009, under the authority granted to it under EESA and ARRA, the U. S. Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on CPP recipients, effective June 15, 2009. As a CPP recipient with currently outstanding CPP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule.  The restrictions and requirements provided for in the implementing regulations are generally as follows: (1) required us to establish an independent compensation committee, (2) required us to adopt a corporate policy on luxury or excessive expenditures; (3) requires our compensation committee to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) requires us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibits us from making severance payments or “golden parachutes” to any of our senior executive officers or next five most highly compensated employees; (6) prohibits us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our five most highly compensated employees; (7) prohibits us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (8) requires us to provide enhanced disclosure of perquisites to the FDIC and the U.S. Treasury; (9) requires us to disclose to the FDIC and the U.S. Treasury the use and role of compensation consultants; (10) requires our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; and (11) requires us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our named executives, consistent with regulations promulgated by the Securities and Exchange Commission. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company CPP participants.

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. As of December 31, 2010, our ratio of total capital to total risk-weighted assets was 16.3% and our ratio of Tier 1 capital to total risk-weighted assets was 14.4%, both ratios significantly above the required amounts. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier I capital to total risk-weighted asset of 9.0%.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of 4.0%. As of December 31, 2010, our leverage ratio of 11.1% was significantly above the required amount.

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

Porter Bancorp is a legal entity separate and distinct from PBI Bank. The majority of our revenue is from dividends paid to us by PBI Bank. PBI Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings. A bank holding company may still declare and pay a dividend if it does not have current operating earnings if the bank holding company expects profits for the entire year and the bank holding company obtains the prior consent of the Federal Reserve. Porter Bancorp and PBI Bank must obtain the prior written consent of each of their primary regulators prior to declaring or paying any future dividends.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay debts as they come due. PBI Bank did not pay any dividends in 2010.

Prior to November 21, 2011, unless Porter Bancorp has redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 21, 2008 or unless the U.S. Treasury has transferred all the preferred securities to a third party, the consent of the U.S. Treasury will be required for Porter Bancorp to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the per share dividend amount at the time of the issuance of the Series A Preferred Stock, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a shareholders’ rights plan.

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

Source of Financial Strength. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Federal Reserve’s “Source of Financial Strength” policy was codified in the Dodd-Frank Act.

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

Capital Requirements. Similar to the Federal Reserve Board’s requirements for bank holding companies, the FDIC has adopted risk-based capital requirements for assessing state non-member banks’ capital adequacy. The FDIC’s risk-based capital guidelines require that all banks maintain a minimum ratio of total capital to total risk-weighted assets of 8.0% and a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0%.  To be well-capitalized, a bank must have a ratio of total capital to total risk-weighted assets of at least 10.0% and a ratio of Tier 1 capital to total risk-weighted assets of 6.0%. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total risk-weighted assets of 9%. As of December 31, 2010, PBI Bank’s ratio of total capital to total risk-weighted assets was 14.7% and its ratio of Tier 1 capital to total risk-weighted assets was 12.8%. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier I capital to total risk-weighted asset of 9.0%.

The FDIC also requires a minimum leverage ratio of 3.0% of Tier 1 capital to total assets for the highest rated banks and an additional cushion of approximately 100-200 basis points for all other banks. As of December 31, 2010, PBI Bank’s leverage ratio was 9.9%. The leverage ratio operates in tandem with the FDIC’s risk-based capital guidelines and places a limit on the amount of leverage a bank can undertake by requiring a minimum level of capital to total assets.

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

Deposit Insurance Assessments. The deposits of PBI Bank are insured by the Depositors Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

On November 12, 2009, the FDIC amended the final rule adopted on May 22, 2009 to restore losses to the DIF. The new rule required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all 2010, 2011, and 2012. An institution’s assessment is calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC incorporated a uniform 3 basis point increase effective January 1, 2011. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for the next three years. The entire amount of the prepaid assessment was recorded as a prepaid expense. As of December 31, 2009, and each quarter thereafter, each institution is to record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. At December 31, 2010, our unexhausted prepaid assessment was $5.4 million.

The Dodd-Frank Act imposes additional assessments and costs with respect to deposits. Under the Dodd-Frank Act, the FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years. In February 2011, the FDIC adopted a final rule on the deposit insurance assessment system. The rule is effective as of April 1, 2011 and revises the assessment system to comply with Dodd-Frank and also includes a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF. The first assessments under the new rule will be payable in the third quarter of 2011.

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

An out-of-state bank is permitted to establish banking offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank is not permitted. This difficulty for out-of-state banks to branch in Kentucky may limit the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.  The Dodd-Frank Act permits de novo interstate branching by national banks and insured state banks by amending the state “opt-in” election.  Applications for out-of-state de novo branches would be approved if, under the law of the state in which the branch is to be located, a state bank chartered by such state would have been permitted to establish the branch.

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

Automated Overdraft Payment Regulation. The Federal Reserve and FDIC have recently enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions to implement additional changes relating to automated overdraft payment programs by July 1, 2011. The most significant of these changes require financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The additional guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.

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

Temporary Liquidity Guarantee Program. Under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed U.S. depository institutions’ transaction accounts and certain qualifying senior unsecured debt. We participated in the TLGP’s Transaction Account Guarantee Program (TAGP), which provided that all non-interest bearing transaction accounts maintained at PBI Bank were insured in full by the FDIC, regardless of the standard maximum deposit insurance amounts.  Although the guarantee of non-interest bearing transaction account deposits under the TLGP ended on June 30, 2010, the Dodd-Frank Act provides for unlimited FDIC deposit insurance coverage on non-interest bearing transaction accounts at all insured institutions, regardless of participation in the TLGP, until January 1, 2013.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report on Form 10-K free of charge upon written request to: Corporate General Counsel, Porter Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.

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

The capital and credit markets have been experiencing unprecedented levels of volatility and disruption since 2008 In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Reduced consumer spending and the absence of liquidity in the global credit markets during the current recession have depressed business activity across a wide range of industries. Unemployment has also increased significantly. Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;
•	A decrease in the value of collateral securing our loans;
•	An impairment of certain intangible assets, such as goodwill; and
•	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

The general business environment has had an adverse effect on our business for the past three years, and it is not certain that the environment will improve in the near term. Until conditions improve, we expect our businesses, financial condition and results of operations to be adversely affected.

Current market developments could continue to adversely affect our industry, businesses and results of operations.

Over the past three years, the financial services industry as a whole, as well as the securities markets generally, have been materially and adversely affected by very significant declines in the values of nearly all asset classes and by a very serious lack of liquidity. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence. The loss of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could continue to adversely affect our business, financial condition and results of operations. Further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

A large percentage of our loans are collateralized by real estate, and further disruptions in the real estate market may result in losses and adversely affect our profitability.

Approximately 88.7% of our loan portfolio, as of December 31, 2010, was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate which has resulted in declining real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Approximately 15.3% of our loan portfolio as of December 31, 2010, consisted of real estate construction and development loans. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

The residential construction and commercial development real estate markets continue to experience challenging economic conditions. Further disruptions in these markets may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severities of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect the development and construction activities of residential real estate developers. Consequently, the longer the current economic conditions persist, the more likely they are to adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. If adverse economic conditions persist, these trends could continue to worsen. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

We may experience additional classified loans and non-performing assets in the foreseeable future if the real estate markets remain weak and cause more borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, likely will be negatively affected if the real estate market remains weak, making us less likely to realize a full recovery if a borrower defaults on a loan. Any additional non-performing assets, loan charge-offs, increases in the provision for loan losses or any inability by us to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the price of our securities.

We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses to the Company.

During 2010, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (OREO). Large OREO balances have led to increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, complete construction of structures prior to sale. We expect that our operating results in 2011 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, and valuation adjustments, as well as by the funding costs associated with assets that are tied up in OREO. In addition, any further decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our evaluations require it.

Our profitability depends significantly on local economic conditions.

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy remains weak, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by the economic downturn or a localized natural disaster. The economic downturn has had a negative impact on our financial results and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

If we experience greater credit losses than anticipated, our earnings may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of borrowers and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. We believe that our allowance for credit losses is adequate. However, if our assumptions or judgments are wrong, our allowance for credit losses may not be sufficient to cover our actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for credit losses cannot be determined at this time and may vary from the amounts of past provisions.

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

Our small to medium-sized business portfolio may have fewer resources to weather the downturn in the economy.

Our portfolio includes loans to small and medium-sized businesses and other commercial enterprises.  Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn could have a more pronounced negative impact on our target market, which could cause us to incur substantial credit losses that could materially harm our operating results.

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

We are not restricted from issuing additional common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of additional shares of common stock or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common stock could decline as a result of such an offering as well as other sales of a large block of shares of our common stock or similar securities in the market after such an offering, or the perception that such sales could occur.

Our issuance of securities to the U.S. Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we do not redeem the shares by that time.

On November 21, 2008, as part of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008 (“EESA”), we sold $35 million of senior preferred stock to the U.S. Treasury. We also issued to the U.S. Treasury a warrant to purchase 299,829 shares of our common stock at $17.51 per share, subject to certain anti-dilution and other adjustments. The warrant is currently exercisable for 330,561 shares at an exercise price of $15.88, based on our 2009 and 2010 5% stock dividends. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends and repurchase our shares. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the current quarterly amount nor repurchase any of our shares without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

Unless we are able to redeem the preferred stock during the first five years, the dividends on this capital will increase substantially at that point, from 5% (approximately $1.75 million annually) to 9% (approximately $3.15 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital, liquidity and earnings available to common shareholders.

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

As of December 31, 2010, J. Chester Porter and Maria L. Bouvette beneficially owned approximately 6,057,606 shares, or 51.1% of our outstanding common stock. Mr. Porter and Ms. Bouvette each have made testamentary arrangements that provide for the other to retain voting control of his or her common stock in the event of death. Accordingly, they will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of our entire board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

•
decisions regarding the compensation paid to executive officers are made either by a compensation committee composed entirely of independent directors or by a majority of the independent directors; and

•
nominations for election to the board of directors are made either by a nominating committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or by a majority of the independent directors.

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

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance assessments. High levels of bank failures over the past three years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009 and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments. Further, the FDIC recently increased the DIF’s target reserve ratio to 2.0 percent of insured deposits following the Dodd-Frank Act’s elimination of the 1.5 percent cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These recent increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

Additionally, pursuant to the Dodd-Frank Act, the FDIC must amend its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Currently, we are assessed only on deposit balances. The FDIC adopted a rule implementing this change, as well as adopting a revised risk-based assessment calculation in February 2011. The FDIC has also proposed a rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact nature and cumulative effect of these recent changes are not yet known, but they are expected to increase the amount of premiums we must pay for FDIC insurance. Any such increase may adversely affect our business, financial condition or results of operations.

We are a holding company and depend on our subsidiaries for dividends and distributions.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, from which we fund any dividends paid to our shareholders, is dividends from PBI Bank. There are statutory and regulatory limitations on the payment of dividends by PBI Bank to us, as well as by us to our shareholders. Regulations of the Federal Reserve affect our ability to pay dividends and other distributions to our shareholders.  Regulations of the FDIC and the KDFI affect the ability of PBI Bank to pay dividends and other distributions to us, and PBI Bank has agreed to obtain the prior consent of those regulators before it can pay dividends to us. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We may not pay dividends on your common stock and we have agreed with the Federal Reserve to obtain its written consent before declaring or paying any future dividends.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare from funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.  Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail in the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. We have reduced our quarterly dividend to $0.01 per share. There can be no assurance that we will pay dividends to our shareholders in the future, or if dividends are paid, that we will increase our dividend to historical levels or otherwise. Our ability to pay dividends to our shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization's capital structure. In addition, Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

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

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our goodwill, other intangible assets and deferred tax asset balances; or significantly increase our accrued income taxes.

The value of our goodwill and other intangible assets may decline in the future.

A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. If we were to conclude that a future write-down of our goodwill and other intangible assets is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.

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

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

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

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others:

•
new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds;

•
the creation of a new Consumer Financial Protection Bureau with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more;

•	the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

•	provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended;

•	a provision that would broaden the base for FDIC insurance assessments; and

•
a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries, subject to a grandfather clause for holding companies with less than $15 billion in assets as of December 31, 2009.

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators.

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions as well as any additional legislative or regulatory changes may impact the profitability of our business activities and costs of operations, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

As a result of our participation in the Capital Purchase Program, we are subject to significant restrictions on compensation payable to our executive officers and other key employees.

Our ability to attract and retain key officers and employees may be further impacted by legislation and regulation affecting the financial services industry. As noted above, in early 2009, the ARRA was signed into law. The ARRA, through the implementing regulations of the U.S. Treasury, significantly expanded the executive compensation restrictions originally imposed on CPP participants. Among other things, these restrictions impose limits on our ability to pay bonuses and other incentive compensation and to make severance payments. These restrictions will continue to apply to us for as long as the preferred stock we issued pursuant to the Capital Purchase Program remains outstanding. These restrictions may negatively affect our ability to compete with financial institutions that are not subject to the same limitations.

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

In the normal course of operations, we are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of our management, threatened in which an adverse decision could result in a material adverse change in our business or consolidated financial position.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”.  The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated.  Market prices and dividends paid have been restated to reflect stock dividends.

	2010
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$10.89	$9.94	$0.01
Third Quarter	11.63	9.05	0.10
Second Quarter	14.02	12.02	0.19
First Quarter	14.30	10.21	0.19

	2009
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$15.86	$12.96	$0.19
Third Quarter	16.42	13.26	0.19
Second Quarter	14.20	10.65	0.19
First Quarter	14.39	8.85	0.19

As of December 31, 2010, we had approximately 1,171 shareholders, including 361 shareholders of record and approximately 810 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

*	$100 invested on 9/22/06 in stock or 8/31/06 in index, including reinvestment of dividends. Fiscal year ending December 31.

Dividends

Shareholders of a Kentucky corporation are entitled to receive such dividends and other distributions when, as and if declared from time to time by the board of directors out of funds legally available for distributions to shareholders. Any future determination relating to the payment of dividends will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects and other factors that our board of directors may deem relevant. Also, Porter Bancorp is a bank holding company, and its ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

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

On November 21, 2008, we sold $35 million of senior preferred stock to the U.S. Treasury pursuant to the CPP.  The terms of the transaction with the U.S. Treasury limit our ability to pay dividends. For three years after issuance or until the U.S. Treasury no longer holds any preferred shares, we will not be able to increase our dividends above the quarterly dividend level at the time of the transaction without the U.S. Treasury’s approval with limited exceptions, most significantly the repurchase of our common stock to offset share dilution from equity-based compensation awards. Also, we will not be able to pay any dividends at all unless we are current on our dividend payments on the preferred shares.

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

Purchase of Equity Securities by Issuer

The Company did not repurchase any shares in the fourth quarter of 2010.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2006 to 2010. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2010	2009	2008	2007	2006
Income Statement Data:
Interest income	$86,407	$94,466	$100,107	$91,800	$72,863
Interest expense	28,841	40,412	52,881	49,404	35,622
Net interest income	57,566	54,054	47,226	42,396	37,241
Provision for loan losses	30,100	14,200	5,400	4,025	1,405
Non-interest income	11,582	7,094	6,868	5,556	5,196
Non-interest expense	46,478	30,456	27,757	22,474	19,785
Income (loss) before income taxes	(7,430)	16,492	20,937	21,453	21,247
Income tax expense (benefit)	(3,046)	5,424	6,927	7,224	6,908
Net income (loss)	(4,384)	11,068	14,010	14,229	14,339
Less:
Dividends on preferred stock	1,810	1,750	194	—	—
Accretion on Series A preferred stock	177	176	20	—	—
Earnings allocated to participating securities	(184)	97	94	—	—
Net income (loss) available to common	$(6,187)	$9,045	$13,702	$14,229	$14,339

Common Share Data (1):
Basic earnings (loss) per common share	$(0.60)	$1.00	$1.51	$1.60	$1.85
Diluted earnings (loss) per common share	$(0.60)	1.00	1.51	1.60	1.85
Cash dividends declared per common share	0.49	0.76	0.73	0.70	0.70
Book value per common share	12.76	14.61	14.14	13.40	12.28
Tangible book value per common share	10.33	11.44	11.18	11.06	10.75

Balance Sheet Data (at period end):
Total assets	$1,723,952	$1,835,090	$1,647,857	$1,456,020	$1,051,006
Debt obligations:
FHLB advances	15,022	82,980	142,776	121,767	47,562
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	8,550	9,000	9,000	—	—

Average Balance Data:
Average assets	$1,747,648	$1,714,131	$1,572,599	$1,221,649	$995,018
Average loans	1,353,295	1,371,034	1,324,658	1,019,628	814,202
Average deposits	1,459,041	1,385,572	1,250,614	997,287	810,419
Average FHLB advances	47,800	106,259	138,954	69,276	57,847
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	8,941	9,000	4,525	—	—
Average notes payable	—	—	—	14	7,329
Average stockholders’ equity	188,015	168,752	131,706	114,797	83,428

(1)	Common share data has been adjusted to reflect a 5% stock dividend effective December 14, 2010, November 19, 2009 and November 10, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 62.7% of our total loan portfolio as of December 31, 2010, and 65.8% as of December 31, 2009. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2010, we reported a net loss of $4.4 million compared to net income of $11.1 million for the year ended December 31, 2009.  After deductions for dividends on preferred stock, accretion on preferred stock, and earnings allocated to participating securities, the net loss available to common shareholders was $6.2 million for the year ended December 31, 2010, compared to net income available to common shareholders of $9.1 million for the year ended December 31, 2009. Basic and diluted loss per common share were $(0.60) for the year ended December 31, 2010, compared to earnings per common share of $1.00 for 2009. The decline in our financial performance in 2010 was due to the continued weakness in the real estate market and its effects on values of collateral securing our loans and other real estate owned, as well as on some customers’ ability to repay their loans.  As a result of these trends we charged off a high level of construction and land development loans and wrote down other real estate owned (OREO) to reflect lower appraisal values.  Non-performing loans were 4.63% of total loans and nonperforming assets stand at 7.43% of total assets at December 31, 2010.  We remain diligent in the management of our portfolio and are striving to improve credit quality by working throughout our markets with our clients to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

Significant developments for the year ended December 31, 2010 were:

▪	Loans decreased 7.8% to $1.30 billion compared to $1.41 billion at December 31, 2009.

▪	Total assets decreased 6.1% to $1.7 billion since the 2009 year-end.

▪	Deposits declined 4.1% to $1.47 billion compared with $1.53 billion at December 31, 2009.

▪
Our capital ratios were strengthened during 2010 with capital raises of approximately $32 million. At December 31, 2010, our total risk-based capital ratio rose to 16.3% from 13.8% at December 31, 2009, well above the 10.0% requirement for a well-capitalized institution.

▪	Our efficiency ratio was 72.0% for 2010 compared with 50.1% for 2009.

▪	Net interest margin increased to 3.59% for 2010 compared to 3.33% for 2009 as a result of lower average cost of funds.

▪
Non-performing assets increased from $99.5 million at December 31, 2009, to $128 million at December 31, 2010. The bulk of our non-performing assets are the result of weakness in our construction and land development portfolio. We have made solid progress in reducing our exposure to higher risk construction and land development loans. Since year-end 2008, our construction and land development loans have been reduced by 46.3% and represented only 15.3% of our loan portfolio at year-end 2010. We also continue to be diligent in moving non-performing loans through the system of collection or foreclosure.

▪
Provision for loan losses increased $15.9 million in 2010 compared to 2009 as the result of an increase in non-performing loans, and an increase in net loan charge-offs of $22.2 million, or 1.64% of average loans for 2010, compared with $7.5 million, or 0.54% of average loans for 2009.

▪
Other real estate owned (OREO) expenses increased to $16.3 million for the year ended December 31, 2010, from $1.2 million for the year ended December 31, 2009.  This increase was primarily attributable to $14.1 million in fair value write-downs tied to declining real estate values reflected in new appraisals, as well as the ongoing carrying and maintenance costs for the OREO portfolio.

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

Allowance for Loan Losses – PBI Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio, and the board of directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends.  The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.  The general component is based on historical loss experience adjusted for environmental factors.  We develop allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses, which could adversely affect our results.

Other Real Estate Owned – Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.  It is classified as real estate owned until such time as it is sold.  When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less cost to sell.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded.  For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal.  Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property.

Goodwill and Intangible Assets – We test goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  While step 1 of the evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Under prevailing accounting standards, different conditions, assumptions, or changes in expected cash flows and profitability could have a material adverse effect on the outcome of the impairment evaluation.

Intangible assets that are not amortized are tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual review, management does not believe our intangible assets are impaired at December 31, 2010.

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

Valuation of Deferred Tax Asset –We evaluate deferred tax assets quarterly. We will realize this asset to the extent it is profitable or carry back tax losses to periods in which we paid income taxes. Our determination of the realization of the deferred tax asset will be based upon management’s judgment of various future events and uncertainties, including the timing and amount of future income we will earn and the implementation of various tax plans to maximize realization of the deferred tax assets. Management believes we will generate sufficient operating earnings to realize the deferred tax benefits and does have sufficient taxable income in carry back years to realize the deferred tax asset. While there is a financial statement loss for 2010, the Company had net taxable income in each of the three previous years, 2008 through 2010. Examinations of our income tax returns or changes in tax law may impact the tax liabilities and resulting provisions for income taxes.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2010 compared with 2009:

	For the Years Ended December 31,		Change from Prior Period
	2010	2009	Amount	Percent
	(dollars in thousands)
Gross interest income	$86,407	$94,466	$(8,059)	(8.5)%
Gross interest expense	28,841	40,412	(11,571)	(28.6)
Net interest income	57,566	54,054	3,512	6.5
Provision for credit losses	30,100	14,200	15,900	112.0
Non-interest income	7,027	6,779	248	3.7
Gains on sale of securities, net	5,152	315	4,837	1535.6
Other than temporary impairment on securities	(597)	–	(597)	(100.0)
Non-interest expense	46,478	30,456	16,022	52.6
Net income (loss) before taxes	(7,430)	16,492	(23,922)	(145.1)
Income tax expense (benefit)	(3,046)	5,424	(8,470)	(156.2)
Net income (loss)	(4,384)	11,068	(15,452)	(139.6)
Dividends on preferred stock	1,810	1,750	60	3.4
Accretion on Series A preferred stock	177	176	1	0.6
Earnings allocated to participating securities	(184)	97	(281)	(289.7)
Net income (loss) available to common	(6,187)	9,045	(15,232)	(168.4)

Net loss of $4.4 million for the year ended December 31, 2010 decreased $15.5 million, or 139.6%, from net income of $11.1 million for 2009.  Net loss available to common of $6.2 million for the year ended December 31, 2010 decreased $15.3 million, or 167.7%, from net income available to common of $9.1 million for 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense and non-interest expense.  Provision for loan losses expense increased $15.9 million, or 112.0%, in comparison with 2009 as a result of an increase in non-performing loans, and an increase in net loan charge-offs to $22.2 million, or 1.64% of average loans for 2010, compared with $7.5 million, or 0.54% of average loans for 2009.  Non-interest income increased $248,000, or 3.7%, in comparison with 2009 primarily as a result of increased income from fiduciary activities, and increased gains on sales of loans originated for sale.  Gains on sales of investment securities increased $4.8 million, or 1535.6% in comparison with 2009 due to a strategic decision to liquidate our portfolio of private label mortgage-backed securities and certain other mortgage-backed securities and corporate bonds. These gains were partially offset by other than temporary impairment write downs on investment securities of $597,000 during 2010. No similar write-downs were recorded during 2009.  Non-interest expense increased $16.0 million, or 52.6%, in comparison with 2009 as a result of increased state franchise tax expense and increased expense related to other real estate owned.  Earnings allocated to participating securities for 2010 resulted from the issuance of participating Series C preferred shares during 2010.

The following table summarizes components of income and expense and the change in those components for 2009 compared with 2008:

	For the Years Ended December 31,		Change from Prior Period
	2009	2008	Amount	Percent
	(dollars in thousands)
Gross interest income	$94,466	$100,107	$(5,641)	(5.6)%
Gross interest expense	40,412	52,881	(12,469)	(23.6)
Net interest income	54,054	47,226	6,828	14.5
Provision for credit losses	14,200	5,400	8,800	163.0
Non-interest income	6,779	7,475	(696)	(9.3)
Gains (losses) on sale of securities, net	315	(136)	451	331.6
Other than temporary impairment on securities	-	(471)	471	100.0
Non-interest expense	30,456	27,757	2,699	9.7
Net income before taxes	16,492	20,937	(4,445)	(21.2)
Income tax expense	5,424	6,927	(1,503)	(21.7)
Net income	11,068	14,010	(2,942)	(21.0)
Dividends on preferred stock	1,750	194	1,556	802.1
Accretion on Series A preferred stock	176	20	156	780.0
Earnings allocated to participating securities	97	94	3	3.2
Net income available to common	9,045	13,702	(4,657)	(34.0)

Net income of $11.1 million for the year ended December 31, 2009 decreased $2.9 million, or 21.0%, from $14.0 million for 2008.  Net income available to common of $9.1 million for the year ended December 31, 2009 decreased $4.7 million, or 33.7%, from $13.8 million for 2008. This decrease in earnings was primarily attributable to increased provision for loan losses expense.  Provision for loan losses expense increased $8.8 million, or 163.0%, in comparison to 2008 as a result of an increase in non-performing loans, increased net loan charge-offs of $7.5 million, or 0.54% of average loans for 2009, compared with $3.5 million, or 0.27% of average loans for 2008, and modest loan growth.  Non-interest income decreased $696,000, or 9.3%, in comparison to 2008 primarily as a result of decreased service charges on deposit accounts, and decreased income from fiduciary activities.  These decreases were partially offset by increased gains on sales of investment securities and no recurrence of other than temporary impairment write-downs on investment securities during 2009.  Non-interest expense increased $2.7 million, or 9.7%, in comparison to 2008 as a result of increased salary and benefits expense, increased occupancy and equipment expense, and increased expense related to other real estate owned.  Professional fees increased due to costs associated with our abandoned tender offer to acquire Citizens First Corporation of Bowling Green, Kentucky, that was terminated in December 2009.  In addition, FDIC insurance premiums rose significantly due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment systems and increases in premium rates and a special assessment in 2009.  The increased dividends and accretion on preferred stock of $1.6 million and $156,000, respectively, from 2008 was the result of preferred stock being outstanding for 12 months during 2009 versus 41 days during 2008.

Net Interest Income – Our net interest income was $57.6 million for the year ended December 31, 2010, an increase of $3.5 million, or 6.5%, compared with $54.1 million for the same period in 2009. Net interest spread and margin were 3.38% and 3.59%, respectively, for 2010, compared with 2.99% and 3.33%, respectively, for 2009. The increase in net interest income was primarily the result of lower cost of funds.  Our cost of interest bearing liabilities decreased 82 basis points for 2010 while our yield on average earning assets decreased 43 basis points.

Our average interest-earning assets were $1.62 billion for 2010, compared with $1.64 billion for 2009, a 1.1% decrease, primarily attributable to lower average loans and investment securities.  Average loans were $1.35 billion for 2010, compared with $1.37 billion for 2009, a 1.3% decrease. Average investment securities were $158 million for 2010, compared with $171 million for 2009, a 7.9% decrease.  Our total interest income decreased 8.5% to $86.4 million for 2010, compared with $94.5 million for 2009. The change was due primarily to lower interest rates on loan volume.

Our average interest-bearing liabilities increased by 0.9% to $1.45 billion for 2010, compared with $1.44 billion for 2009. Our total interest expense decreased by 28.6% to $28.8 million for 2010, compared with $40.4 million during 2009, due primarily to lower interest rates paid on certificates of deposit, and a lower volume of FHLB advances. Our average volume of certificates of deposit increased 6.1% to $1.16 billion for 2010, compared with $1.09 billion for 2009. The average interest rate paid on certificates of deposits decreased to 2.02% for 2010, compared with 3.01% for 2009.   Our average volume of FHLB advances decreased 55.0% to $47.8 million for 2010, compared with $106.3 million for 2009.  The average interest rate paid on FHLB advances increased to 4.22% for 2010, compared with 3.47% for 2009.  The decrease in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at lower interest rates.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$1,209,125	$67,960	5.62%	$1,226,403	$73,843	6.02%
Commercial	84,847	5,131	6.05	89,010	5,705	6.41
Consumer	34,346	2,944	8.57	36,848	3,209	8.71
Agriculture	23,877	1,483	6.21	16,559	1,117	6.75
Other	1,100	41	3.73	2,214	96	4.34
U.S. Treasury and agencies	9,674	362	3.74	1,279	57	4.46
Mortgage-backed securities	110,718	5,846	5.28	134,779	7,978	5.92
State and political subdivision securities (3)	21,331	854	6.16	21,813	878	6.19
State and political subdivision securities	2,947	161	5.46	2,826	154	5.45
Corporate bonds	12,906	875	6.78	10,423	681	6.53
FHLB stock	10,072	441	4.38	10,072	466	4.63
Other debt securities	694	46	6.63	704	46	6.53
Other equity securities	1,623	48	2.96	1,901	55	2.89
Federal funds sold	12,633	16	0.13	21,591	18	0.08
Interest-bearing deposits in other financial institutions	82,648	199	0.24	60,681	163	0.27
Total interest-earning assets	1,618,541	86,407	5.37%	1,637,103	94,466	5.80%
Less: Allowance for loan losses	(27,836)			(21,130)
Non-interest-earning assets	156,943			98,158
Total assets	$1,747,648			$1,714,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$1,156,724	$23,415	2.02%	$1,089,798	$32,816	3.01%
NOW and money market deposits	164,541	1,716	1.04	162,221	1,962	1.21
Savings accounts	35,393	261	0.74	34,386	310	0.90
Federal funds purchased and repurchase agreements	11,734	484	4.12	11,042	476	4.31
FHLB advances	47,800	2,015	4.22	106,259	3,691	3.47
Junior subordinated debentures	33,941	950	2.80	34,000	1,157	3.40
Total interest-bearing liabilities	1,450,133	28,841	1.99%	1,437,706	40,412	2.81%
Non-interest-bearing liabilities
Non-interest-bearing deposits	102,383			99,167
Other liabilities	7,117			8,506
Total liabilities	1,559,633			1,545,379
Stockholders’ equity	188,015			168,752
Total liabilities and stockholders’ equity	$1,747,648			$1,714,131
Net interest income		$57,566			$54,054
Net interest spread			3.38%			2.99%
Net interest margin			3.59%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.61%			113.87%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2009			2008
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

	Year Ended December 31, 2010 vs. 2009			Year Ended December 31, 2009 vs. 2008
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(5,337)	$(1,074)	$(6,411)	$(12,421)	$3,174	$(9,247)
U.S. Treasury and agencies	(10)	315	305	8	(433)	(425)
Mortgage-backed securities	(804)	(1,328)	(2,132)	525	3,625	4,150
State and political subdivision securities	(2)	(15)	(17)	1	80	81
Corporate bonds	27	167	194	37	262	299
FHLB stock	(25)	—	(25)	(62)	10	(52)
Other debt securities	1	(1)	—	—	—	—
Other equity securities	1	(8)	(7)	(10)	(47)	(57)
Federal funds sold	7	(9)	(2)	(396)	9	(387)
Interest-bearing deposits in other financial institutions	(18)	54	36	(203)	200	(3)
Total increase (decrease) in interest income	(6,160)	(1,899)	(8,059)	(12,521)	6,880	(5,641)
Interest-bearing liabilities:
Certificates of deposit and other time deposits	(11,295)	1,894	(9,401)	(13,552)	5,557	(7,995)
NOW and money market accounts	(281)	35	(246)	(1,513)	(347)	(1,860)
Savings accounts	(58)	9	(49)	(135)	5	(130)
Federal funds purchased and repurchase agreements	(21)	29	8	47	(126)	(79)
FHLB advances	667	(2,343)	(1,676)	(1,009)	(889)	(1,898)
Junior subordinated debentures	(205)	(2)	(207)	(731)	224	(507)
Total increase (decrease) in interest expense	(11,193)	(378)	(11,571)	(16,893)	4,424	(12,469)
Increase (decrease) in net interest income	$5,033	$(1,521)	$3,512	$4,372	$2,456	$6,828

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Service charges on deposit accounts	$2,984	$3,112	$3,424
Income from fiduciary activities	987	875	1,079
Secondary market brokerage fees	327	235	365
Title insurance commissions	160	130	157
Gains on sales of loans originated for sale	554	411	—
Gains (losses) on sales of investment securities, net	5,152	315	(136)
Other than temporary impairment on securities	(597)	—	(471)
Gain on sale of branch	—	—	410
Other	2,015	2,016	2,040
Total non-interest income	$11,582	$7,094	$6,868

Non-interest income increased by $4.5 million to $11.6 million for 2010 compared with $7.1 million for 2009. This was primarily driven by gains on sales of investment securities which increased from $315,000 in 2009 to $5.2 million in 2010 as we restructured our investment portfolio by selling our private label mortgage-backed securities portfolio and to a lesser degree certain other mortgage-backed securities and corporate bonds. Our non-interest income also increased due to increased income from fiduciary activities of $112,000, or 12.8%, secondary market brokerage fees of $92,000, or 39.1%, and gains on sales of loans originated for sale of $143,000, or 34.8%.  These increases were partially offset by decreased service charges on deposit accounts of $128,000, or 4.1%.  In addition, other-than-temporary impairment charges of $597,000 related to certain debt and equity securities were recorded during 2010.  No similar charge was incurred in 2009.   Fewer service charges on deposit account fees were the result of lower transaction volume.

Non-interest income increased by $226,000 to $7.1 million for 2009 compared with $6.9 million for 2008. Our non-interest income increased due to increased gains on sales of loans originated for sale of $411,000, or 100%, and increased gains on sales of investment securities, net, of $451,000, or 331.6%.  PBI Bank began originating residential real estate loans for sale in the secondary market late in the first quarter of 2009.  These increases were partially offset by decreased service charges on deposit accounts of $312,000, or 9.1%, and decreased income from fiduciary activities of $204,000, or 18.9%.  Fewer service charges on deposit account fees were the result of lower transaction volume.  Trust account fees are based on account assets values which declined during 2009 due to the lower stock market.  In addition, 2008 non-interest income included a gain of $410,000 on the sale of a branch and an other-than-temporary impairment charge of $471,000 related to equity securities that were not repeated in 2009.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Salary and employee benefits	$14,903	$15,009	$14,792
Occupancy and equipment	4,095	3,918	3,587
Other real estate owned expense	16,254	1,155	881
FDIC insurance	2,971	2,984	1,051
State franchise tax	2,172	1,800	1,740
Professional fees	1,067	901	787
Communications	737	729	711
Postage and delivery	722	752	748
Advertising	408	492	463
Office supplies	388	429	569
Other	2,761	2,287	2,428
Total non-interest expense	$46,478	$30,456	$27,757

Non-interest expense for the year ended December 31, 2010 of $46.5 million represented a 52.6% increase from $30.5 million for the same period last year.  Other real estate owned (OREO) expense increased $15.1 million, 1307.27%, to $16.3 million in 2010 from $1.2 million in 2009 due to write-downs of OREO to reflect declining real estate values during the year, increased losses on sales of OREO, and increased OREO maintenance costs.  During 2010, we recorded fair value write-downs on our OREO portfolio totaling approximately $14.1 million to reflect lower appraised values driven by declining real estate values in our markets during the year. Occupancy expense increased $177,000, or 4.5%, to $4.1 million in 2010 from $3.9 million in 2009 due to increased maintenance costs related to computer equipment, and increased equipment lease expense.  State franchise tax, which is based on the most recent five-year average capital balances, increased $372,000, or 20.7%, due to increased Bank capital resulting from $21 million of capital contributions from its parent, PBI, during 2010, and growth from capital injections and net earnings  over the five-year averaging period.  Professional fees increased $166,000, or 18.4%, to $1.1 million in 2010 from $901,000 in 2009 due to increased accounting, legal, and consulting services.

Non-interest expense increases were partially offset by a decrease in salary and benefits expense of $106,000, or 0.7%, due to decreased incentive compensation expense and discretionary 401(k) match expense. These decreases were partially offset by increased medical insurance costs from increased coverage rates.

Non-interest expense for the year ended December 31, 2009 of $30.5 million represented a 9.7% increase from $27.8million for the same period last year.  Salaries and employee benefits are the largest component of non-interest expense. This expense increased $217,000, or 1.5%, in comparison with the same period of 2008 as a result of staff additions and increased stock-based compensation expense.

Occupancy expense increased $331,000, or 9.2%, to $3.9 million in 2009 from $3.6 million in 2008 to support a new branch built to replace a leased facility in Beaver Dam, increased real estate taxes, and increased maintenance and repairs costs related to buildings and equipment.  FDIC insurance premiums rose significantly in 2009 due to amendments made by the FDIC in 2007 to its risk-based deposit premium assessment system and due to a one-time special assessment.  FDIC insurance increased $1.9 million to $3.0 million in 2009 from $1.1 million in 2008.  The one-time special assessment was 40.4% of this increase, or $781,000.  Other real estate owned expense increased $274,000, or 31.1%, to $1.2 million in 2009 from $881,000 in 2008 due to higher costs related to foreclosing on nonperforming credits, repossessing collateral, and collecting amounts due.  Professional fees increased $114,000, or 14.5%, to $901,000 in 2009 from $787,000 in 2008 due to costs associated with our abandoned tender offer to acquire Citizens First Corporation of Bowling Green, Kentucky, that was terminated in December 2009.

Non-interest expense increases were partially offset by a decrease in office supplies expense.  Office supplies decreased 140,000, or 24.6%, to $429,000 in 2009 from $569,000 in 2008 due to cost control measures.

Income Tax Expense – Income tax benefit was $3.0 million for 2010 compared with income tax expense of $5.4 million for 2009. Our statutory federal tax rate was 35% in both 2010 and 2009. Our effective federal tax rate increased to 41.0% in 2010 from 32.9% in 2009. We had a higher than statutory tax rate for 2010 due to our pre-tax loss, adjusted for tax exempt income and other permanent tax adjustments.

Income tax expense was $5.4 million for 2009 compared with $6.9 million for 2008. Our statutory federal tax rate was 35% in both 2009 and 2008.  Our effective federal tax rate decreased to 32.9% in 2009 from 33.1% in 2008, as the percentage of our tax exempt income to total income increased.

Analysis of Financial Condition

Total assets at December 31, 2010 were $1.7 billion compared with $1.8 billion at December 31, 2009, a decrease of $111.1 million or 6.1%. This decrease was primarily attributable to a decrease of $118.1 million in net loans due to softness in loan demand and troubled loans moving through the collection, foreclosure, and disposition process.

Total assets at December 31, 2009 were $1.8 billion compared with $1.6 billion at December 31, 2008, an increase of $187.2 million or 11.4%. This increase was primarily attributable to an increase of $56.1 million in net loans from organic growth and an increase of $118.9 million in federal funds sold and interest bearing deposits.

Loans Receivable – Loans receivable decreased $110.3 million, or 7.8%, during the year ended December 31, 2010 to $1.3 billion. Our commercial, commercial real estate, and real estate construction portfolios decreased by an aggregate of $112.8 million, or 12.1%, during 2010 and comprised 62.7% of the total loan portfolio at December 31, 2010.

Loans receivable increased $62.8 million, or 4.7%, to $1.41 billion at December 31, 2009 compared with $1.35 billion at December 31, 2008. Our commercial, commercial real estate, and real estate construction portfolios increased $13.1 million, or 1.4%, to $930.0 million at December 31, 2009. At December 31, 2009, these loans comprised 65.8% of the total loan portfolio compared with 67.9% of the loan portfolio at December 31, 2008.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$90,290	6.93%	$89,903	6.36%
Commercial Real Estate:
Construction	199,524	15.32	304,230	21.53
Farmland	85,523	6.56	83,898	5.94
Other	441,844	33.92	451,945	31.99
Residential Real Estate:
Multi-family	74,919	5.75	65,043	4.60
Other	353,418	27.13	354,358	25.08
Consumer	31,913	2.45	36,989	2.62
Agriculture	24,177	1.86	25,064	1.77
Other	1,060	0.08	1,488	0.11
Total loans	$1,302,668	100.00%	$1,412,918	100.00%

	As of December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$90,978	6.74%	$108,619	8.92%	$59,113	6.92%
Commercial Real Estate:
Construction	371,301	27.50	318,462	26.15	211,973	24.81
Farmland	77,504	5.74	69,831	5.74	47,325	5.54
Other	377,130	27.94	352,574	28.95	277,029	32.42
Residential Real Estate:
Multi-family	56,350	4.17	45,207	3.71	29,819	3.49
Other	319,734	23.68	268,878	22.08	184,871	21.64
Consumer	37,783	2.80	38,061	3.13	29,709	3.48
Agriculture	16,181	1.20	14,855	1.22	13,436	1.57
Other	3,145	0.23	1,211	0.10	1,092	0.13
Total loans	$1,350,106	100.00%	$1,217,698	100.00%	$854,367	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $37.4 million at December 31, 2010.

At December 31, 2010, we had fifteen loan relationships each with aggregate extensions of credit in excess of $10 million. Three of the fifteen relationships include loans that have been classified as substandard by the Bank’s internal loan review process. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $104.7 million from 2009 to 2010 as the result of construction projects being completed and sold to end users or refinanced under permanent financing arrangements; and loans in this category being transferred to OREO through the normal progression of collection, workout, and ultimate disposition.

As of December 31, 2010, we had $14.4 million of participations in real estate loans purchased from, and $92.3 million of participations in real estate loans sold to, other banks. As of December 31, 2009, we had $17.7 million of participations in real estate loans purchased from, and $108.9 million of participations in real estate loans sold to, other banks.

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

As of December 31, 2010, we had $4.3 million of participations in real estate loans purchased from, and $19.7 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2009, we had $4.9 million of participations in real estate loans purchased from, and $23.8 million of participations in real estate loans sold to, these affiliate banks.

We have analyzed our relationship with these affiliates and determined that we do not have the power to direct the activities of the affiliates that significantly impact their economic performance nor do we govern their absorption of losses or use of their economic resources.  As such, these entities are not consolidated in our financial statements.

Loan Maturity Schedule – The following table sets forth information at December 31, 2010, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2010
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$30,261	$21,992	$640	$52,893
Commercial Real Estate:
Construction	39,601	14,006	10,144	63,751
Farmland	18,220	26,822	5,397	50,439
Other	108,798	162,191	23,954	294,943
Residential Real Estate:
Multi-family	21,053	38,835	8,089	67,977
Other	62,967	132,520	72,636	268,123
Consumer	7,154	19,684	2,117	28,955
Agriculture	6,809	2,748	162	9,719
Other	622	4	—	626
Total fixed rate loans	$295,485	$418,802	$123,139	$837,426

Loans with floating rates:
Commercial	$23,546	$6,850	$7,001	$37,397
Commercial Real Estate:
Construction	96,889	36,462	2,422	135,773
Farmland	8,616	6,096	20,372	35,084
Other	45,312	78,533	23,056	146,901
Residential Real Estate:
Multi-family	2,136	2,330	2,476	6,942
Other	25,704	19,279	40,312	85,295
Consumer	1,766	753	439	2,958
Agriculture	12,556	1,407	495	14,458
Other	400	—	34	434
Total floating rate loans	$216,925	$151,710	$96,607	$465,242

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed of. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of legal counsel.

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

Real estate acquired as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until such time as it is sold. New and used automobiles and other motor vehicles acquired as a result of foreclosure are classified as repossessed assets until they are sold. When such property is acquired it is recorded at its fair market value less cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent gains and losses are included in non-interest expense.

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Past due 90 days or more still on accrual	$594	$5,968	$11,598	$2,145	$2,010
Loans on non-accrual status	59,799	78,888	9,725	10,524	6,930
Total non-performing loans	60,393	84,856	21,323	12,669	8,940
Real estate acquired through foreclosure	67,635	14,548	7,839	4,309	2,415
Other repossessed assets	52	80	96	30	9
Total non-performing assets	$128,080	$99,484	$29,258	$17,008	$11,364
Non-performing loans to total loans	4.63%	6.00%	1.58%	1.04%	1.05%
Non-performing assets to total assets	7.43%	5.42%	1.78%	1.17%	1.08%
Allowance for non-performing loans	$7,977	$7,266	$2,363	$1,443	$1,772
Allowance for non-performing loans to non-performing loans	13.2%	8.6%	11.1%	11.4%	19.8%

Interest income that would have been earned on non-performing loans was $2.7 million, $1.0 million, and $601,000 for the years ended December 31, 2010, 2009 and 2008 respectively. Interest income recognized on accruing non-performing loans was $222,000, $225,000, and $181,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Loans more than 90 days past due decreased $5.4 million, and non-accrual loans decreased $19.1 million, respectively, from December 31, 2009 to December 31, 2010.  The $60.4 million in nonperforming loans at December 31, 2010, and $84.9 million at December 31, 2009, were construction, land development, other land, commercial real estate, and residential real estate loans. The protracted slowdown in housing unit sales and loss of tenants or inability to lease vacant office and retail space has placed inordinate stress on these customers and their ability to repay according to the contractual terms of the loans.  As such, we have placed these credits on non-accrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

We do not have a formal loan modification program. Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a customer is unable to make contractual payments, we review the particular circumstances of that customer’s situation and negotiate a revised payment stream. In other words, we identify performing customers experiencing financial difficulties, and through negotiations, we lower their interest rate, most typically on a short-term basis for three to six months, but in limited circumstances for longer periods. Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

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

At December 31, 2010, we had 44 restructured loans totaling $25.5 million with borrowers who experienced deterioration in financial condition compared with 21 loans totaling $25.2 million at December 31, 2009. All of these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 20 loans totaling approximately $10.9 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties. We do not hold a second or junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off.  In accordance with ASC 310-50-2, we continue to report restructured loans as restructured until such time as the loan has developed a reasonable repayment history, the borrower displays the financial capacity to repay, and the loan terms return to the terms in place prior to the restructure. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Our non-accrual policy for restructured loans is identical to our non-accrual policy for all loans. Our policy calls for a loan to be reported as non-accrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

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

Other real estate owned (OREO) is recorded at fair market value less cost to sell at time of acquisition.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded.  For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal.  Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property.

OREO totaled $67.6 million at December 31, 2010 compared to $14.5 million at December 31, 2009.  Approximately 75%, or $50.5 million, of our OREO balances consist of real estate formerly securing construction, land development, and other land loans.  The two largest projects in this category are residential developments located in Jefferson County, Kentucky, that were acquired in lieu of foreclosure in 2010.  The fair value less estimated cost to sell of these two projects totals $29.2 million at December 31, 2010.

The following table presents the major categories of OREO at the year-ends indicated:

	2010	2009
	(in thousands)
Commercial Real Estate:
Construction	$50,491	$7,526
Farmland	1,904	442
Other	6,504	1,938
Residential Real Estate:
Multi-family	823	–
Other	7,913	4,642
	$67,635	$14,548

Net activity relating to other real estate owned during the year ended December 31, 2010 is a follows:

OREO Activity (in thousands)
OREO as of January 1, 2010	$14,548
Real estate acquired	90,787
Valuation adjustments	(14,062)
Improvements	1,947
Properties sold	(25,585)
OREO as of December 31, 2010	$67,635

During 2010, we recorded fair value write-downs of our OREO portfolio totaling approximately $14.1 million to reflect lower appraised values driven by declining real estate values in our markets during the year.  We made solid strides in our efforts to liquidate OREO in 2010 and to return those dollars to earning asset status.  To that end, we established a real estate sales department within PBI Bank in 2010 and were successful in selling OREO totaling $25.6 million during the year ended December 31, 2010.  We remain diligently focused on these efforts.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balances at beginning of period	$26,392	$19,652	$16,342	$12,832	$12,197

Loans charged-off:
Real estate	19,261	6,519	2,711	1,777	467
Commercial	2,675	301	347	299	132
Consumer	496	875	749	267	436
Agriculture	29	36	27	31	1
Total charge-offs	22,461	7,731	3,834	2,374	1,036

Recoveries:
Real estate	114	133	145	84	59
Commercial	28	55	85	54	121
Consumer	104	76	85	88	83
Agriculture	8	7	8	8	3
Total recoveries	254	271	323	234	266
Net charge-offs	22,207	7,460	3,511	2,140	770
Provision for loan losses	30,100	14,200	5,400	4,025	1,405
Balance acquired in bank acquisition	—	—	1,421	1,625	—
Balance at end of period	$34,285	$26,392	$19,652	$16,342	$12,832
Allowance for loan losses to period-end loans	2.63%	1.87%	1.46%	1.34%	1.50%
Net charge-offs to average loans	1.64%	0.54%	0.27%	0.21%	0.09%
Allowance for loan losses to non-performing loans	56.77%	31.10%	92.16%	128.99%	143.53%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses in comprised of specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10.  When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit, given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for known and inherent losses in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and may be adjusted in response to a determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

We make specific allowances for each impaired loan based on its type and classification as discussed above.  At year-end 2010, our allowance for loan losses to total non-performing loans increased to 56.8% from 31.1% at year-end 2009.   We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We increased the allowance for loan losses as a percentage of loans outstanding to 2.63% at December 31, 2010 from 1.87% at December 31, 2009. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

Once a loan is deemed impaired or uncollectible as contractually agreed, the loan is charged-off either partially or in-full against the allowance for loan losses, based upon the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of collateral less estimated cost to sell with respect to collateral-based loans.

As of December 31, 2010, we had $138.2 million of loans classified as substandard, $18,000 classified as doubtful, $25.3 million classified as special mention and none classified as loss. This compares with $208.3 million of loans classified as substandard, $7,000 classified as doubtful, $15.5 million classified as special mention and none classified as loss as of December 31, 2009. The $70.1 million decrease in loans classified as substandard is primarily attributable to the migration of substandard loans through the collection process. Many of these loans were repaid by liquidation of the underlying collateral after migration to our OREO portfolio or were charged off. As of December 31, 2010 we had allocations of $13.1 million in the allowance for loan losses related to these classified loans.  This compares to allocations of $15.9 million in the allowance for loan losses related to classified loan at December 31, 2009.

We recorded a provision for loan losses of $30.1 million for the year ended December 31, 2010, compared with $14.2 million for 2009 and $5.4 million for 2008. The total allowance for loan losses was $34.3 million or 2.63% of total loans at December 31, 2010, compared with $26.4 million or 1.87% of total loans at December 31, 2009, and $19.7 million or 1.46% of total loans at December 31, 2008. The increased allowance is consistent with the increase in our classified loans of $30.9 million from December 31, 2009 to December 31, 2010, increased loan charge-offs, and trends within the portfolio, in particular the protracted slowdown in housing unit sales and continued weakness in demand for residential land in our markets.  Net charge-offs were $22.2 million for the year ended December 31, 2010 compared with $7.5 million for 2009 and $3.5 million for 2008. Charge-offs for 2010 were concentrated in the loans secured by real estate category of the portfolio.  In fact, charge-offs for loans secured by real estate increased from $6.5 million in 2009 to $19.2 million in 2010.  This represents 86% of our charge-offs for 2010.  These charge-offs were largely construction and land development loans for which the primary source of repayment was the sale of residential lots or housing units.  Declining sales volumes negatively impacted the ability of certain customers in this segment to repay their loans and the continued weakness in this sector of the market continued to exert downward pressure on the value of real estate securing our loans. We continue to closely monitor real estate values for property that secures our loans to ensure our allowance is adequate.

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

	As of December 31,
	2010		2009
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans

Commercial	$2,147	6.93%	$2,040	6.36%
Commercial Real Estate:
Construction	11,164	15.32	8,215	21.53
Farmland	702	6.56	643	5.94
Other	12,209	33.92	9,266	31.99
Residential Real Estate:
Multi-family	517	5.75	578	4.60
Other	6,707	27.13	4,662	25.08
Consumer	701	2.45	538	2.62
Agriculture	134	1.86	163	1.77
Other	4	0.08	5	0.11
Unallocated	—	—	282	—
Total	$34,285	100.00%	$26,392	100.00%

	As of December 31,
	2008		2007		2006
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,623	6.74%	$1,655	8.92%	$896	6.92%
Commercial Real Estate:
Construction	5,907	27.50	3,654	26.15	2,000	24.81
Farmland	882	5.74	903	5.74	649	5.54
Other	6,770	27.94	6,606	28.95	6,519	32.42
Residential Real Estate:
Multi-family	590	4.17	629	3.71	396	3.49
Other	2,271	23.68	1,580	22.08	1,103	21.64
Consumer	603	2.80	574	3.13	462	3.48
Agriculture	238	1.20	192	1.22	195	1.57
Other	26	0.23	6	0.10	3	0.13
Unallocated	742	—	543	—	609	—
Total	$19,652	100.00%	$16,342	100.00%	$12,832	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $62.4 million, or 37.0%, to $106.3 million at December 31, 2010 compared with $168.7 million at December 31, 2009. We made a strategic decision to liquidate our private-label mortgage-backed securities portfolio, and certain other mortgage-backed securities and corporate bonds during 2010.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$5,973	$37	$—	$6,010	$586	$33	$—	$619
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855	91,127	4,028	—	95,155
Private label mortgage-backed: residential	—	—	—	—	33,516	279	(2,156)	31,639
State and municipal	26,039	995	(32)	27,002	24,537	955	(37)	25,455
Corporate	8,744	507	(32)	9,219	13,054	760	(49)	13,765
Other debt	572	—	—	572	704	—	(175)	529
Equity	1,400	254	(3)	1,651	1,885	75	(401)	1,559
Total	$102,998	$3,383	$(72)	$106,309	$165,409	$6,130	$(2,818)	$168,721

The following table sets forth the contractual maturities, fair values and weighted-average yields for our securities held at December 31, 2010:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$—	—%	$1,989	2.99%	$2,625	2.81%	$1,396	3.39%	$6,010	3.01%
Agency mortgage-backed	—	—	1,183	4.41	6,903	5.08	53,769	4.02	61,855	4.14
State and municipal	367	6.96	5,965	5.51	13,216	5.64	7,454	6.31	27,002	5.82
Corporate bonds	1,503	6.81	1,319	8.14	6,397	5.66	—	—	9,219	6.18
Other debt	—	—	—	—	—	—	572	8.00	572	8.00
Total	$1,870	6.84%	$10,456	5.18%	$29,141	5.25%	$63,191	4.31%	$104,658	4.70%
Equity									1,651
Total									$106,309

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 35%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages.  These securities are issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac, as well as non-agency company issuers. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest. Cash flows from agency backed mortgage-backed securities are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee.  We limit our purchases of these securities to bank qualified issues with high credit ratings.  We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other than temporary impairment on a quarterly basis. At December 31, 2010, 86.9% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 25.1 years.

In December 2010, based upon relevant market information, we determined that our basis in a corporate debt security with an unrealized loss position for more the 12 months was not recoverable in the near term. Therefore, during 2010, we recorded an other than temporary impairment charge totaling $132,000 for this security which had an original cost of $704,000.

The Company held 45 equity securities at December 31, 2010. Of these securities, one had an unrealized loss of $1,000 and had been in an unrealized loss position for less than 12 months and seven had an unrealized loss of $2,000 and had been in an unrealized loss position for more than 12 months. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. Based upon the relevant market information and stock price trends in July and early August 2010, we determined that we could not objectively assert that our basis in 21 equity securities that had been in an unrealized loss position for more than 12 months was recoverable in the near term.  As such, we recorded an other than temporary impairment charge totaling $465,000 for equity securities held in our portfolio with an original cost of $1.3 million during 2010.  The market prices of the stocks had been below our initial investment for more than twelve months and after consideration of the issuers’ financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2010, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, including brokered and wholesale deposits, which are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2010, total deposits decreased $62.4 million compared with 2009. During 2009, total deposits increased by $241.5 million compared with 2008. The decrease in deposits for 2010 was primarily in certificates of deposit balances and money market accounts.  The 2009 increase was also primarily in certificates of deposit balances and money market accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$102,383		$99,167		$93,356
Interest Checking	83,111	0.85%	75,602	0.84%	92,496	1.71%
Money Market	81,430	1.24	86,619	1.53	84,316	2.66
Savings	35,393	0.74	34,386	0.90	33,969	1.30
Certificates of Deposit	1,156,724	2.02	1,089,798	3.01	946,477	4.31
Total Deposits	$1,459,041		$1,385,572		$1,250,614
Weighted Average Rate		1.74%		2.53%		3.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$579,978	2.00%	$611,011	3.03%	$607,420	4.28%
$100,000 or more	576,746	2.05	478,787	2.98	339,057	4.36
Total	$1,156,724	2.02%	$1,089,798	3.01%	$946,477	4.31%

The following table shows at December 31, 2010 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$88,778
Three months through six months	84,908
Six months through twelve months	117,405
Over twelve months	306,781
Total	$597,872

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2010, we had $15.0 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $101.6 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2010	2009	2008
	(dollars in thousands)
Average balance outstanding	$47,800	$106,259	$138,954
Maximum amount outstanding at any month-end during the period	110,763	142,583	146,021
End of period balance	15,022	82,980	142,776
Weighted average interest rate:
At end of period	3.87%	3.46%	3.31%
During the period	4.22%	3.47%	4.02%

Subordinated Capital Note – At December 31, 2010, our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $8.6 million.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  The note is due July 1, 2020.  At December 31, 2010, the interest rate on this note was 3.29%.

Junior Subordinated Debentures – At December 31, 2010, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)					(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034
	$25,000				$25,775

(1)	As of December 31, 2010, the 3-month LIBOR was 0.30%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

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

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2011. As of December 31, 2010, Porter Bancorp’s trust preferred securities totaled 13.4% of its Tier 1 capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, brokered deposits and other wholesale funding. During 2010 and 2009 we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2010, these deposits totaled $149.2 million. We also secured federal funds borrowing lines from major correspondent banks totaling $19 million on an unsecured basis.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2010, we had an unused borrowing capacity with the FHLB of $101.6 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business“ and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Capital

Stockholders’ equity increased $20.1 million to $189.4 million at December 31, 2010 compared with $169.3 million at December 31, 2009. The increase was due to the completion of a stock offering that raised $30.5 million in net proceeds, reduced by the 2010 net loss and by dividends declared on common stock, cumulative preferred stock, and participating preferred stock.

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

As a result of the shareholder approval, on September 21, 2010, 597,000 shares of Series B preferred stock were automatically converted into 597,000 shares of common stock. On September 27, 2010, the Company issued an additional 64,784 shares of common stock and granted a warrant to purchase 32,392 shares of non-voting common stock, in connection with the exercise of the option granted in the supplemental private placement transaction discussed above. This issuance of the additional shares of common stock resulted in the conversion of 48,038 shares of Series C preferred stock into shares of common stock in accordance with the terms of the Series C preferred stock described below.

The Series C preferred stock is a non-voting class of stock substantially similar in priority to the common stock, except for a liquidation preference over shares of our common stock. The Series C preferred stock will automatically convert into common stock on a 1:1.05 share basis at such time as, after giving effect to the automatic conversion, the holder of such Series C preferred stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

The non-voting common stock is a non-voting class of stock substantially similar in rights and priority to our common stock, except that the non-voting common stock has no voting rights. The warrants become exercisable upon receipt of shareholder approval and expire September 16, 2015. To the extent issued upon exercise of the warrants, the non-voting common stock will automatically convert into common stock on a 1:1.05 share basis at such time as, after giving effect to the automatic conversion, the holder of such non-voting common stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

On November 21, 2008 we issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, (i) 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 330,561 shares (the “Warrant Common Stock”) of the Company’s common stock, no par value per share, at an exercise price of $15.88 per share.

The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting, other than class voting rights on certain matters that could adversely affect the Series A Preferred Stock. The Series A Preferred Stock may be redeemed by the Company at par on or after February 15, 2012. The Series A Preferred Stock may not be redeemed earlier than this date unless the Company has received aggregate gross proceeds from one or more qualified equity offerings of any Tier 1 perpetual preferred or common stock of the Company (a “Qualified Equity Offering”) of not less than $8.75 million. Subject to certain limited exceptions, until November 21, 2011, or such earlier time as all Series A Preferred Stock has been redeemed or transferred by U.S. Treasury, the Company will not, without U.S. Treasury’s consent, be able to increase its dividend rate per share of common stock or repurchase its common stock.

The Warrant is immediately exercisable and has a 10-year term. The U.S. Treasury may not exercise voting power with respect to any shares of Warrant Common Stock until the Warrant has been exercised.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2011, the amount available to be paid by PBI Bank to Porter Bancorp would be $8.8 million plus 2011 earnings to date. However, PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. See Item 1. Business – Supervision and Regulation – Porter Bancorp – Capital Adequacy Requirements and PBI Bank – Capital Requirements.  In addition, PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier I Capital to total risk-weighted assets of 9.0%

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2010:

	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank
Tier 1 capital	4.0%	6.0%	14.4%	12.8%
Total risk-based capital	8.0	10.0	16.3	14.7
Tier 1 leverage ratio	4.0	5.0	11.1	9.9

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$53,244	$27,267	$4,902	$20,069	$105,482
Standby letters of credit	3,795	27	—	—	3,822
Total	$57,039	$27,294	$4,902	$20,069	$109,304

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2010:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$638,962	$193,275	$334,383	$200	$1,166,820
FHLB advances (1)	—	5,000	—	—	5,000
FHLB borrowing (2)	2,256	2,788	1,527	3,451	10,022
Subordinated capital note	900	1,800	1,800	4,050	8,550
Junior subordinated debentures	—	—	—	25,000	25,000
Total	$642,118	$202,863	$337,710	$32,701	$1,215,392

(1)	Single maturity fixed rate advance with a rate of 4.48%.
(2)	Fixed rate mortgage-matched borrowings with rates ranging from 0% to 6.49%, and maturities ranging from 2011 through 2035, averaging 3.56%.

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

Our interest sensitivity profile was asset sensitive at December 31, 2010 and December 31, 2009. Given an instantaneous 100 basis point increase in interest rates our base net interest income would increase by an estimated 7.8% at December 31, 2010 compared with an increase of 4.9% at December 31, 2009.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2010, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$8,997	15.81%
+ 100 basis points	4,445	7.81

We did not run a model simulation for declining interest rates as of December 31, 2010, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010 which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$137,429	$—	$—	$—	$—	—	$137,429
Investment securities	5,849	4,506	9,307	48,473	35,951	2,223	106,309
FHLB stock	10,072	—	—	—	—	—	10,072
Loans held for sale	345	—	—	—	—	—	345
Loans, net of allowance	696,222	123,809	179,294	276,104	27,239	(34,285)	1,268,383
Fixed and other assets	—	—	—	—	—	201,414	201,414
Total assets	$849,917	$128,315	$188,601	$324,577	$63,190	$169,352	$1,723,952

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$202,450	$—	$—	$—	$—	$—	$202,450
Certificates of deposit	182,054	183,472	271,604	528,075	1,615	—	1,166,820
Borrowed funds	35,600	437	886	19,657	3,608	—	60,188
Other liabilities	—	—	—	—	—	105,079	105,079
Stockholders’ equity	—	—	—	—	—	189,415	189,415
Total liabilities and stockholders’ equity	$420,104	$183,909	$272,490	$547,732	$5,223	$294,494	$1,723,952
Period gap	$429,813	$(55,594)	$(83,889)	$(223,155)	$57,967
Cumulative gap	$429,813	$374,219	$290,330	$67,175	$125,142
Period gap to total assets	24.93%	(3.22%)	(4.87%)	(12.94%)	3.36%
Cumulative gap to total assets	24.93%	21.71%	16.84%	3.90%	7.26%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	202.31%	161.96%	133.12%	104.72%	108.75%

Our one-year cumulative gap position as of December 31, 2010 was positive $290.3 million or 16.8% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, in relation to the criteria described in the report,  Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, Management concludes that as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2010, the Company’s internal control was effective in achieving the objectives stated above.

/s/ Maria L. Bouvette	/s/ David B. Pierce
Maria L. Bouvette President and Chief Executive Officer	David B. Pierce Chief Financial Officer

March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath, LLP

Louisville, Kentucky
March 30, 2011

PORTER BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands except share data)

	2010	2009
Assets
Cash and due from financial institutions	$178,693	$169,328
Federal funds sold	6,742	2,845
Cash and cash equivalents	185,435	172,173
Securities available for sale	106,309	168,721
Mortgage loans held for sale	345	334
Loans, net of allowance of $34,285 and $26,392, respectively	1,268,383	1,386,526
Premises and equipment	22,468	23,610
Other real estate owned	67,635	14,548
Goodwill	23,794	23,794
Accrued interest receivable and other assets	49,583	45,384
Total assets	$1,723,952	$1,835,090

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$98,398	$97,263
Interest bearing	1,369,270	1,432,833
Total deposits	1,467,668	1,530,096
Repurchase agreements	11,616	11,517
Federal Home Loan Bank advances	15,022	82,980
Accrued interest payable and other liabilities	6,681	7,163
Subordinated capital note	8,550	9,000
Junior subordinated debentures	25,000	25,000
Total liabilities	1,534,537	1,665,756
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized Series A - 35,000 issued and outstanding; Liquidation preference of $35 million at December 31, 2010	34,484	34,307
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at December 31, 2010	3,283	—
Common stock, no par, 19,000,000 shares authorized, 11,846,107 and 8,756,440 shares issued and outstanding, respectively	112,236	83,104
Additional paid-in capital	19,438	14,959
Retained earnings	17,822	34,811
Accumulated other comprehensive income	2,152	2,153
Total stockholders' equity	189,415	169,334
Total liabilities and stockholders’ equity	$1,723,952	$1,835,090

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(Dollar amounts in thousands except per share data)

	2010	2009	2008
Interest income
Loans, including fees	$77,559	$83,970	$93,217
Taxable securities	7,338	8,971	4,983
Tax exempt securities	854	878	818
Federal funds sold and other	656	647	1,089
	86,407	94,466	100,107

Interest expense
Deposits	25,392	35,088	45,073
Federal Home Loan Bank advances	2,015	3,691	5,589
Junior subordinated debentures	639	795	1,368
Subordinated capital note	311	362	296
Federal funds purchased and other	484	476	555
	28,841	40,412	52,881
Net interest income	57,566	54,054	47,226
Provision for loan losses	30,100	14,200	5,400
Net interest income after provision for loan losses	27,466	39,854	41,826

Non-interest income
Service charges on deposit accounts	2,984	3,112	3,424
Income from fiduciary activities	987	875	1,079
Secondary market brokerage fees	327	235	365
Title insurance commissions	160	130	157
Net gain on sales of loans originated for sale	554	411	—
Net (loss) gain on sales of securities	5,152	315	(136)
Other-than-temporary impairment loss
Total impairment loss	(597)	—	(471)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	(597)	—	(471)
Gain on sale of branch	—	—	410
Other	2,015	2,016	2,040
	11,582	7,094	6,868

Non-interest expense
Salaries and employee benefits	14,903	15,009	14,792
Occupancy and equipment	4,095	3,918	3,587
Other real estate owned expense	16,254	1,155	881
FDIC insurance	2,971	2,984	1,051
State franchise tax	2,172	1,800	1,740
Professional fees	1,067	901	787
Communications	737	729	711
Postage and delivery	722	752	748
Advertising	408	492	463
Other	3,149	2,716	2,997
	46,478	30,456	27,757
Income (loss) before income taxes	(7,430)	16,492	20,937
Income tax expense (benefit)	(3,046)	5,424	6,927
Net income (loss)	(4,384)	11,068	14,010
Less:
Dividends on preferred stock	(1,810)	(1,750)	(194)
Accretion on Series A preferred stock	(177)	(176)	(20)
(Earnings) loss allocated to participating securities	184	(97)	(94)
Net income (loss) available to common shareholders	$(6,187)	$9,045	$13,702
Basic earnings (loss) per common share	$(0.60)	$1.00	$1.51
Diluted earnings (loss) per common share	$(0.60)	$1.00	$1.51

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31,
(Dollar amounts in thousands except share and per share data)

	Shares				Amount

	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, January 1, 2008	7,881,206	—	—	—	$70,747	—	—	—	$11,270	$40,351	$(79)	$122,289
Issuance of preferred stock and a common stock warrant	—	35,000	—	—	—	34,111	—	—	889	—	—	35,000
Issuance of unvested stock	31,952	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(2,731)	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased	(17,371)	—	—	—	(301)	—	—	—	—	—	—	(301)
Stock-based compensation expense	—	—	—	—	—	—	—	—	296	—	—	296
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	14,010	—	14,010
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	(176)	(176)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	13,834
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(194)	—	(194)
Amortization of Series A preferred stock discount	—	—	—	—	—	20	—	—	—	(20)	—	—
Cash dividends declared ($0.73 per share)	—	—	—	—	—	—	—	—	—	(6,711)	—	(6,711)
5% stock dividend declared	394,877	—	—	—	6,451	—	—	—	1,028	(7,479)	—	—
Balances, December 31, 2008	8,287,933	35,000	—	—	76,897	34,131	—	—	13,483	39,957	(255)	164,213
Issuance of unvested stock	51,684	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(515)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	388	—	—	388
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	2,408	2,408
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	13,476
Dividends 5%on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Amortization of Series A preferred stock discount	—	—	—	—	—	176	—	—	—	(176)	—	—
Cash dividends declared ($0.76 per share)	—	—	—	—	—	—	—	—	—	(6,993)	—	(6,993)
5% stock dividend declared	417,338	—	—	—	6,207	—	—	—	1,088	(7,295)	—	—
Balances, December 31, 2009	8,756,440	35,000	—	—	83,104	34,307	—	—	14,959	34,811	2,153	169,334
Issuance of stock and warrants in private placement	1,820,531	—	597,000	365,080	17,429	—	6,182	3,780	3,149	—	—	30,540
Conversion of Series B preferred to common	597,000	—	(597,000)	—	6,182	—	(6,182)	—	—	—	—	—
Conversion of Series C preferred to common	48,038	—	—	(48,038)	497	—	—	(497)	—	—	—	—
Issuance of unvested stock	69,182	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(9,566)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	482	—	—	482

	Shares				Amount

	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Comprehensive income:
Net loss	—	—	—	—	—	—	—	—	—	(4,384)	—	(4,384)
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	—	(4,385)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series B preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Dividends on Series C preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Amortization of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.49 per share)	—	—	—	—	—	—	—	—	—	(4,706)	—	(4,706)
5% stock dividend declared	564,482	—	—	—	5,024	—	—	—	848	(5,872)	—	—
Balances, December 31, 2010	11,846,107	35,000	—	317,042	$112,236	$34,484	—	$3,283	$19,438	$17,822	$2,152	$189,415

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(4,384)	$11,068	$14,010
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	2,926	3,464	3,664
Provision for loan losses	30,100	14,200	5,400
Net accretion on securities	(9)	(558)	(53)
Stock-based compensation expense	467	386	280
Deferred income taxes	(7,898)	(2,574)	(486)
Net gain on sales of loans originated for sale	(554)	(411)	—
Loans originated for sale	(28,165)	(20,529)	—
Proceeds from sales of loans originated for sale	28,467	20,439	—
Net loss on sales of other real estate owned	565	190	263
Net write-down of other real estate owned	14,062	500	478
Net realized (gain) loss on sales of investment securities	(4,555)	(315)	607
Net gain on sale of branch	—	—	(410)
Earnings on bank owned life insurance	(296)	(283)	(300)
Federal Home Loan Bank stock dividends	—	—	(393)
Net change in accrued interest receivable and other assets	3,667	(5,531)	2,097
Net change in accrued interest payable and other liabilities	(485)	(2,398)	(942)
Net cash from operating activities	33,908	17,648	24,215

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	600	—
Purchases of available-for-sale securities	(55,750)	(36,979)	(92,280)
Sales and calls of available-for-sale securities	96,808	13,813	24,339
Maturities and prepayments of available-for-sale securities	25,917	32,100	22,075
Proceeds from sale of other real estate owned	15,284	13,121	12,119
Improvements to other real estate owned	(1,947)	(293)	(386)
Loan originations and payments, net	6,160	(92,248)	(82,186)
Purchases of premises and equipment, net	(368)	(2,605)	(2,415)
Redemption of bank owned life insurance	—	—	2,179
Acquisition of Paramount Bank, net	—	—	(5,215)
Disposal of Burkesville branch, net	—	—	(8,904)
Net cash from investing activities	86,104	(72,491)	(130,674)

Cash flows from financing activities
Net change in deposits	(62,428)	241,547	59,416
Net change in repurchase agreements	99	1,433	(1,201)
Repayment of Federal Home Loan Bank advances	(307,958)	(299,796)	(53,991)
Advances from Federal Home Loan Bank	240,000	240,000	75,000
Proceeds from subordinated capital note	—	—	9,000
Repayment of subordinated capital note	(450)	—	—
Issuance of preferred stock and warrants, net	11,064	—	35,000
Issuance of common stock and warrants, net	19,476	—	—
Repurchase of common stock	—	—	(301)
Cash dividends paid on preferred stock	(1,847)	(1,721)	(194)
Cash dividends paid on common stock	(4,706)	(6,993)	(6,711)
Net cash from financing activities	(106,750)	174,470	116,018
Net change in cash and cash equivalents	13,262	119,627	9,559
Beginning cash and cash equivalents	172,173	52,546	42,987
Ending cash and cash equivalents	$185,435	$172,173	$52,546
Supplemental cash flow information:
Interest paid	$29,637	$41,055	$53,322
Income taxes paid	4,850	8,150	6,700
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$90,787	$20,534	$16,004
Financed sales of other real estate owned	9,736	—	—
5% Stock dividend	5,872	7,295	7,479

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, goodwill and other intangible, fair value of other real estate owned, stock compensation, deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.  The recorded investment in loans includes the outstanding principal balance and unamortized deferred origination costs and fees.

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

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  We determine the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on our actual loss history experienced over the most recent three years with weighting towards the most recent periods.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. At year-end 2010, we increased our emphasis on historical loss experience and the qualitative factors discussed above that we believe are essential to assessing the general component of the reserve. We believe this added emphasis serves to ensure our estimates affecting the general component of the reserve most effectively parallel changing risks in the market in a timely fashion.

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  We identified the following portfolio segments:  Commercial real estate, residential real estate, commercial and industrial, construction and land development, farm, multi-family, agricultural, and consumer.  We analyze all relevant risk characteristics for each portfolio segment and have determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with our loan underwriting processes and procedures.  In determining the allocated allowance, we utilize weighted average loss rates for the past three years most heavily weighting the current year.  Commercial real estate loans are our largest segment and had the highest level of qualitative adjustments due to trends in our markets for underlying collateral values and risks related to tenant rents. Construction and land development loans have the next highest qualitative adjustments for economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values.  Residential real estate loan considerations include macro factors such as unemployment rates, trends in vacancy rates, and home value trends.  The commercial and industrial portfolio qualitative adjustments are related to industry concentrations and geographical market.  Our farm, multi-family, agricultural, and consumer portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the more geographical areas where the collateral is located.

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

Servicing fee income is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  We recorded net servicing fee income of $5,000 for the year ended December 31, 2010, and net amortization expense of $1,000 for the year ended December 31 2009.  Late fees and ancillary fees related to loan servicing were not material.

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

Goodwill and Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected November 30th as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and trust account intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives, which range from 7 to 10 years.

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

A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.   For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.   The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. (See Note 17 for more specific disclosure.)

Preferred Stock – Series A Preferred stock was issued in 2008 and is outstanding under the United States Department of the Treasury’s Capital Purchase Program.  Issued in conjunction with the Preferred Stock were common stock warrants.  See Note 16 for a discussion of the terms and conditions of that transaction.  The proceeds received in the offering were allocated on a pro rata basis to the Preferred Stock and the Warrants based on relative fair values. In estimating the fair value of the Warrants, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Preferred Stock was determined using a discounted cash flow methodology.  The value assigned to the Preferred Stock will be amortized up to the $35.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. Dividends are accrued and paid quarterly.

Series B and C Preferred stock were issued in 2010 and Series C Preferred stock remains outstanding.  See Note 16 for a discussion of the terms and conditions of this transaction.

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards

ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009, and did not have a significant impact on the Company’s financial statements. Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 810 on January 1, 2010.  Adoption of the new guidance did not have a significant impact on the Company’s financial statements

ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 860 on January 1, 2010. Adoption of the new guidance did not have a significant impact on the Company’s financial statements.

ASC Topic 310 “Receivables.” New authoritative accounting guidance under ASC Topic 310, “Receivables,” amended prior guidance to provide a greater level of disaggregated information about the credit quality of loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”). The new authoritative guidance also requires additional disclosures related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring. The new authoritative guidance amends only the disclosure requirements for loans and leases and the allowance. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition. The disclosures about activity that occurs will be effective for reporting periods after January 1, 2011, and will have no impact on the Company’s statements of income and financial condition.

FASB ASC 310 Receivables, Sub-Topic 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”) was amended to clarify that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310 Subtopic 310-40 Troubled Debt Restructurings by Creditors. The new authoritative accounting guidance under Subtopic 310-30 became effective in the third quarter of 2010 and did not have an impact on the Company’s financial statements.

NOTE 2 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2010, the Company had granted outstanding options to purchase 41,314 shares.  The Company also had granted 154,046 unvested shares net of forfeitures and vesting. The Company has 160,922 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 45,155 shares and issued 3,651 unvested shares to non-employee directors. At December 31, 2010, 47,300 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2010
	Options	Weighted Average Exercise Price
Outstanding, beginning	312,227	$21.80
Forfeited	(16,797)	21.55
Expired	(208,961)	22.27
Outstanding, ending	86,469	$20.72

The following table details stock options outstanding:

December 31, 2010
Stock options vested and currently exercisable:	86,412
Weighted average exercise price	$20.72
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.8
Total Options Outstanding:	86,469
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.8

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at December 31, 2010. There were no options exercised during 2010 or 2009. The Company recorded $2,000 and $61,000 of stock option compensation during 2010 and 2009, respectively, to salaries and employee benefits. A deferred tax benefit of $1,000 and $22,000, respectively, was recognized related to this expense. No options were modified during either period. As of December 31, 2010, no stock options issued by the Company have been exercised.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on volatilities of similar publicly traded companies due to the limited historical trading activity of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  No options were granted in 2010 or 2009.

From time-to-time, the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date.  The fair value on the date of issuance for shares issued during 2010 ranged from $11.05 to $12.81 per share.  The Company recorded $465,000 and $325,000, respectively, of stock-based compensation during 2010 and 2009 to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expired shares.  We expect that substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $163,000 and $114,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2010
	Shares	Weighted Average Grant Price
Outstanding, beginning	119,598	$15.00
Granted	72,655	11.11
Vested	(24,505)	14.46
Forfeited	(10,051)	12.78
Outstanding, ending	157,697	$13.43

Unrecognized stock based compensation expense related to stock options and unvested shares for 2011 and beyond is estimated as follows (in thousands):

2011	$487
2012	477
2013	389
2014	273
2015 & thereafter	174

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2010
U.S. Government and federal agency	$5,973	$37	$—	$6,010
State and municipal	26,039	995	(32)	27,002
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855
Corporate bonds	8,744	507	(32)	9,219
Other debt securities	572	—	—	572
Total debt securities	101,598	3,129	(69)	104,658
Equity	1,400	254	(3)	1,651
Total	$102,998	$3,383	$(72)	$106,309

December 31, 2009
U.S. Government and federal agency	$586	$33	$—	$619
State and municipal	24,537	955	(37)	25,455
Agency mortgage-backed: residential	91,127	4,028	—	95,155
Private label mortgage-backed: residential	33,516	279	(2,156)	31,639
Corporate bonds	13,054	760	(49)	13,765
Other debt securities	704	—	(175)	529
Total debt securities	163,524	6,055	(2,417)	167,162
Equity	1,885	75	(401)	1,559
Total	$165,409	$6,130	$(2,818)	$168,721

Sales and calls of available for sale securities were as follows:

	2010	2009	2008
	(in thousands)
Proceeds	$96,808	$13,813	$24,339
Gross gains	6,079	321	625
Gross losses	927	6	761

The tax benefit (provision) related to these net gains and losses realized on sales were ($1.8 million), ($110,000), and $48,000, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$1,855	$1,870
One to five years	8,742	9,273
Five to ten years	21,398	22,238
Beyond ten years	9,333	9,422
Mortgage-backed	60,270	61,855
Total	$101,598	$104,658

Securities pledged at year-end 2010 and 2009 had carrying values of approximately $73,076,000 and $67,329,000, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

At year-end 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2010
State and municipal	$3,119	$(32)	$—	$—	$3,119	$(32)
Agency mortgage-backed: residential	1,060	(5)	—	—	1,060	(5)
Corporate bonds	995	(32)	—	—	995	(32)
Equity	27	(1)	74	(2)	101	(3)
Total temporarily impaired	$5,201	$(70)	$74	$(2)	$5,275	$(72)

2009
State and municipal	$867	$(5)	$1,033	$(32)	$1,900	$(37)
Agency mortgage-backed: residential	8	—	—	—	8	—
Private label mortgage-backed: residential	23,731	(1,977)	4,091	(179)	27,822	(2,156)
Corporate bonds	—	—	1,997	(49)	1,997	(49)
Other	529	(175)	—	—	529	(175)
Equity	46	(12)	701	(389)	747	(401)
Total temporarily impaired	$25,181	$(2,169)	$7,822	$(649)	$33,003	$(2,818)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. In December 2010, based upon relevant market information, we determined that our basis in a corporate debt security with an unrealized loss position for more the 12 months was not recoverable in the near term. Therefore, we recorded an other than temporary impairment charge totaling $132,000 for this security which had an original cost of $704,000. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

The Company held 45 equity securities at December 31, 2010. Of these securities, 1 had an unrealized loss of $1,000 and had been in an unrealized loss position for less than 12 months and 7 had an unrealized loss of $2,000 and had been in an unrealized loss position for more than 12 months.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. Based upon relevant market information and stock price trends in July and early August 2010, we determined that we could not objectively assert that our basis in 21 equity securities that had been in an unrealized loss position for more than 12 months was recoverable in the near term. As a result, during 2010, we recorded an other than temporary impairment charge totaling $465,000 for equity securities held in our portfolio with an original cost of $1.3 million.  The market prices of the stocks has been below our initial investment for more than twelve months and after consideration of the issuers’ financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2010, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time.

NOTE 4 – LOANS

Loans at year-end by class were as follows:

	2010	2009
	(in thousands)
Commercial	$90,290	$89,903
Commercial Real Estate:
Construction	199,524	304,230
Farmland	85,523	83,898
Other	441,844	451,945
Residential Real Estate:
Multi-family	74,919	65,043
Other	353,418	354,358
Consumer	31,913	36,989
Agriculture	24,177	25,064
Other	1,060	1,488
Subtotal	1,302,668	1,412,918
Less: Allowance for loan losses	(34,285)	(26,392)
Loans, net	$1,268,383	$1,386,526

Activity in the allowance for loan losses for the years indicated was as follows:

	2010	2009	2008
	(in thousands)
Beginning balance	$26,392	$19,652	$16,342
Acquired in bank acquisition	—	—	1,421
Provision for loan losses	30,100	14,200	5,400
Loans charged-off	(22,461)	(7,731)	(3,834)
Loan recoveries	254	271	323
Ending balance	$34,285	$26,392	$19,652

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$5,096	$—	$—	$—	$—	$5,119
Collectively evaluated for impairment	2,124	18,979	7,224	701	134	4	29,166
Total ending allowance balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285

Loans:
Loans individually evaluated for impairment	$3,673	$51,223	$16,718	$—	$112	$—	$71,726
Loans collectively evaluated for impairment	86,617	675,668	411,619	31,913	24,065	1,060	1,230,942
Total ending loans balance	$90,290	$726,891	$428,337	$31,913	$24,177	$1,060	$1,302,668

Impaired loans were as follows:

	2010	2009
	(in thousands)
Loans with no allocated allowance for loan losses	$41,885	$21,373
Loans with allocated allowance for loan losses	29,841	84,766
Total	$71,726	$106,139
Amount of the allowance for loan losses allocated	$5,119	$5,453

	2010	2009	2008
	(in thousands)
Average of impaired loans during the year	$69,167	$44,041	$19,066
Interest income recognized during impairment	1,358	1,094	793
Cash basis interest income recognized	115	987	647

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,559	$2,523	$—
Commercial real estate:
Construction	3,269	3,268	—
Farmland	6,745	6,746	—
Other	12,662	12,518	—
Residential real estate:
Multi-family	3,929	3,929	—
Other	13,303	12,789	—
Consumer	—	—	—
Agriculture	119	112	—
Other	—	—	—
With An Allowance Recorded:
Commercial	1,150	1,150	23
Commercial real estate:
Construction	13,314	10,645	1,923
Farmland	1,234	1,234	89
Other	16,912	16,812	3,084
Residential real estate:
Multi-family	—	—	—
Other	—	—	—
Consumer	—	—	—
Agriculture	—	—	—
Other	—	—	—
Total	$75,196	$71,726	$5,119

Troubled Debt Restructurings – At December 31, 2010 we had restructured loans totaling $25.5 million, compared with $25.2 million at December 31, 2009, with borrowers who experienced deterioration in financial conditions.  These loans are secured by 1-4 residential or commercial real estate properties.  Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms. The Company has allocated no specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009.  The Company has committed to lend additional amounts totaling up to $273,000 and $2.4 million as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

Nonperforming loans were as follows:

	2010	2009
	(in thousands)
Loans past due 90 days or more still on accrual	$594	$5,968
Non-accrual loans	59,799	78,888

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2010:

	Nonaccrual	Loans Past Due 90 Days And Over Still Accruing
	(in thousands)

Commercial	$2,778	$432
Commercial Real Estate:
Construction	12,651	—
Farmland	2,811	143
Other	23,031	12
Residential Real Estate:
Multi-family	345	—
Other	17,778	—
Consumer	293	7
Agriculture	112	—
Other	—	—
Total	$59,799	$594

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual	Loans Not Past Due	Total

Commercial	$477	$110	$432	$2,778	$3,797	$86,493	$90,290
Commercial Real Estate:
Construction	1,097	346	—	12,651	14,094	185,430	199,524
Farmland	1,232	145	143	2,811	4,331	81,192	85,523
Other	7,855	2,094	12	23,031	32,992	408,852	441,844
Residential Real Estate:
Multi-family	714	71	—	345	1,130	73,789	74,919
Other	8,239	3,218	—	17,778	29,235	324,183	353,418
Consumer	1,156	164	7	293	1,620	30,293	31,913
Agriculture	186	—	—	112	298	23,879	24,177
Other	—	—	—	—	—	1,060	1,060
Total	$20,956	$6,148	$594	$59,799	$87,497	$1,215,171	$1,302,668

Credit Quality Indicators – We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The following definitions are used for risk ratings:

Watch – Loans classified as watch are those loans which have experienced a potentially adverse development which necessitates increased monitoring.

Special Mention – Loans classified as special mention do not have all of the characteristics of substandard or doubtful loans. They have one or more deficiencies which warrant special attention and which corrective action, such as accelerated collection practices, may remedy.

Substandard – Loans classified as substandard are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)

Commercial	$74,284	$5,478	$894	$9,634	$—	$90,290
Commercial Real Estate:
Construction	137,631	15,397	12,968	33,528	—	199,524
Farmland	74,220	2,481	—	8,822	—	85,523
Other	280,091	82,548	2,334	76,871	—	441,844
Residential Real Estate:
Multi-family	65,482	3,493	1,328	4,616	—	74,919
Other	298,748	18,783	1,458	34,429	—	353,418
Consumer	30,197	1,069	6	623	18	31,913
Agriculture	22,923	1,086	—	168	—	24,177
Other	1,060	—	—	—	—	1,060
Total	$984,636	$130,335	$18,988	$168,691	$18	$1,302,668

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2010	2009
	(in thousands)
Land and buildings	$24,773	$24,740
Furniture and equipment	17,541	17,253
	42,314	41,993
Accumulated depreciation	(19,846)	(18,383)
	$22,468	$23,610

Depreciation expense was $1,450,000, $1,486,000 and $1,410,000 for 2010, 2009 and 2008, respectively.

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.  It is classified as real estate owned until such time as it is sold.  When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less cost to sell.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken.  For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal.  Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property.  The following table presents the major categories of OREO at the year-ends indicated:

	2010	2009
	(in thousands)
Commercial Real Estate:
Construction	$50,491	$7,526
Farmland	1,904	442
Other	6,504	1,938
Residential Real Estate:
Multi-family	823	—
Other	7,913	4,642
	$67,635	$14,548

Net activity relating to other real estate owned during the year ended December 31, 2010 is a follows:

OREO Activity (in thousands)
OREO as of January 1, 2010	$14,548
Real estate acquired	90,787
Valuation adjustments	(14,062)
Improvements	1,947
Properties sold	(25,585)
OREO as of December 31, 2010	$67,635

Expenses related to other real estate owned include:

	2010	2009	2008
	(in thousands)
Net loss on sales	$565	$190	$263
Impairment write-downs	14,062	500	478
Operating expense	1,627	465	140
Total	$16,254	$1,155	$881

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2010	2009
	(in thousands)
Beginning of year	$23,794	$23,794
Acquired goodwill	—	—
Adjustments	—	—
End of year	$23,794	$23,794

We test goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  While step 1 of the evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Under prevailing accounting standards, different conditions, assumptions, or changes in expected cash flows and profitability could have a material adverse effect on the outcome of the impairment evaluation.

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$1,666	$4,183	$1,207
Trust account intangibles	100	33	100	23

Aggregate amortization expense was $469,000, $469,000 and $474,000 for 2010, 2009 and 2008, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2011	$469
2012	466
2013	437
2014	407
2015	345

NOTE 8 – DEPOSITS

Time deposits of $100,000 or more were approximately $597,872,000 and $616,290,000 at year-end 2010 and 2009, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2011	$638,962
2012	167,077
2013	26,198
2014	155,325
2015	179,058
Thereafter	200
$1,166,820

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company.  Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2010	2009
	(in thousands)
Balance at year-end	$11,616	$11,517
Average daily balance during the year	$11,529	$10,912
Average interest rate during the year	4.18%	4.35%
Maximum month-end balance during the year	$12,011	$11,556
Weighted average interest rate at year-end	4.20%	4.21%
Fair value of securities sold under agreements to repurchase at year-end	$11,616	$11,517

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2010	2009
	(in thousands)
Single maturity advance with fixed rate of 4.48% maturing in 2012, averaging 4.48% for 2010	$5,000	$70,000
Monthly amortizing advances with fixed rates from 0.00% to 6.49% and maturities ranging from 2011 through 2035, averaging 3.56% for 2010	10,022	12,980
Total	$15,022	$82,980

Each advance is payable per terms on agreement, with a prepayment penalty. The advances were collateralized by approximately $465,084,000 and $470,541,000 of first mortgage loans, under a blanket lien arrangement at year-end 2010 and 2009. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $101,624,000 at year-end 2010.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2011	$2,256
2012	6,642
2013	1,146
2014	794
2015	733
Thereafter	3,451
$15,022

At year-end 2010, the Company had approximately $19 million of federal funds lines of credit available from correspondent institutions, and $101.6 million unused lines of credit with the Federal Home Loan Bank.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $8.6 million at December 31, 2010.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  Scheduled principal payments of $900,000 per year are due each of the next five years with $4,050,000 due thereafter. The note matures July 1, 2020.  At December 31, 2010, the interest rate on this note was 3.29%.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

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

Description	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034
				$25,000,000

(1)	As of December 31, 2010 the 3-month LIBOR was 0.30%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $188,000, $391,000 and $395,000 in 2010, 2009 and 2008, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $264,000, $180,000 and $180,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The related liability was $1,161,000, $897,000 and $717,000 at December 31, 2010, 2009 and 2008, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants to fund the benefits of these plans. The cash surrender value of all insurance policies was $7,805,000 and $7,509,000 at December 31, 2010 and 2009, respectively. Income earned from the cash surrender value of life insurance totaled $296,000, $283,000 and $300,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The income is recorded as other non-interest income.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2010	2009	2008
	(in thousands)
Current	$4,852	$7,943	$7,413
Deferred	(7,898)	(2,519)	(486)
	$(3,046)	$5,424	$6,927

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following.

	2010	2009	2008
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(2,600)	$5,772	$7,328
Effect of:
Tax-exempt income	(302)	(303)	(289)
Non taxable life insurance income	(104)	(99)	(112)
Federal tax credits	(45)	(45)	(38)
Other, net	5	99	38
Total	$(3,046)	$5,424	$6,927

Year-end deferred tax assets and liabilities were due to the following.

	2010	2009
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$12,000	$9,186
Other real estate owned write-down	5,316	501
Other than temporary impairment on securities	362	165
Net operating loss carryforward	31	92
Amortization of non-compete agreements	43	59
Other	652	518
	18,404	10,521
Deferred tax liabilities:
Fixed assets	508	575
Net unrealized gain on securities available for sale	1,159	1,159
FHLB stock dividends	1,276	1,276
Net assets from acquisitions	1,666	1,679
Originated mortgage servicing rights	98	55
Other	739	716
	5,446	5,460
Net deferred tax asset	$12,958	$5,061

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2010 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2007.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2010 were as follows (in thousands):

Beginning balance	$15,429
New loans	75
Repayments	(13,781)
Ending balance	$1,723

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $8.5 million and $4.3 million, respectively.

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

As of December 31, 2010, we had $4.3 million of participations in real estate loans purchased from, and $19.7 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2009, we had $4.9 million of participations in real estate loans purchased from, and $23.8 million of participations in real estate loans sold to, these affiliate banks.

NOTE 16 – PREFERRED STOCK

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

The Series C preferred stock is a non-voting class of stock substantially similar in priority to the common stock, except for a liquidation preference over shares of our common stock. The Series C preferred stock will automatically convert into common stock on a 1:1.05 share basis at such time as, after giving effect to the automatic conversion, the holder of such Series C preferred stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

The non-voting common stock is a non-voting class of stock substantially similar in rights and priority to our common stock, except that the non-voting common stock has no voting rights. The warrants become exercisable upon receipt of shareholder approval and expire September 16, 2015. To the extent issued upon exercise of the warrants, the non-voting common stock will automatically convert into common stock on a 1:1.05 share basis at such time as, after giving effect to the automatic conversion, the holder of such non-voting common stock (and its affiliates or any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

On November 21, 2008, as part of the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program made available to certain financial institutions in the U.S. pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”), the Company and the U.S. Treasury entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms incorporated therein (the “Purchase Agreement”) pursuant to which the Company issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, (i) 35,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share and liquidation preference $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant (the “Warrant”) to purchase up to 330,561 shares (the “Warrant Common Stock”) of the Company’s common stock, no par value per share, at an exercise price of $15.88 per share.

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

NOTE 17 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier I capital to total risk-weighted assets of 9.0%.

Actual and required capital amounts (in millions) and ratios are presented below at year-end:

	Actual		Minimum Required For Capital Adequacy Purposes		To be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk-weighted assets
Consolidated	$211.2	16.3%	$103.5	8.0%	N/A	N/A
PBI Bank	190.0	14.7	103.3	8.0	$129.1	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$186.3	14.4%	$51.8	4.0%	N/A	N/A
PBI Bank	165.1	12.8	51.6	4.0	$77.5	6.0%

Tier 1 Leverage Ratio
Consolidated	$186.3	11.1%	$67.3	4.0%	N/A	N/A
PBI Bank	165.1	9.9	67.0	4.0	$83.8	5.0%

2009
Total Capital to risk-weighted assets
Consolidated	$191.8	13.8%	$110.9	8.0%	N/A	N/A
PBI Bank	173.1	12.6	110.2	8.0	$137.8	10.0%

Tier 1 (Core) Capital to risk-weighted assets
Consolidated	$165.3	11.9%	$55.5	4.0%	N/A	N/A
PBI Bank	146.8	10.7	55.1	4.0	$82.7	6.0%

Tier 1 Leverage Ratio
Consolidated	$165.3	9.6%	$68.9	4.0%	N/A	N/A
PBI Bank	146.8	8.6	68.5	4.0	$85.6	5.0%

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2011, the amount available to be paid by PBI Bank to Porter Bancorp would be $8.8 million plus 2011 earnings to date. However, PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends

NOTE 18 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$8,973	$22,782	$17,690	$35,501
Unused lines of credit	14,299	59,428	16,267	67,999
Standby letters of credit	509	3,313	563	4,238

Commitments to make loans are generally made for periods of one year or less.

NOTE 19 – FAIR VALUES

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available.  This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.  Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy.  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators.  This valuation method is classified as Level 3 in the fair value hierarchy. Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
			(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and federal agency	$6,010	$-	$6,010	$-
State and municipal	27,002	-	27,002	-
Agency mortgage-backed	61,855	-	61,855	-
Corporate bonds	9,219	-	9,219	-
Other debt securities	572	-	-	572
Equity securities	1,651	1,651	-	-
Total	$106,309	$1,651	$104,086	$572

		Fair Value Measurements at December 31, 2009 Using
			(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and federal agency	$619	$-	$619	$-
State and municipal	25,455	-	25,455	-
Agency mortgage-backed	95,155	-	95,155	-
Private label mortgage-backed	31,639	-	-	31,639
Corporate bonds	13,765	-	13,765	-
Other debt securities	529	-	-	529
Equity securities	1,559	1,559	-	-
Total	$168,721	$1,559	$134,994	$32,168

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010:

Investment Securities Available-for-sale
Balance of recurring Level 3 assets at January 1, 2010	$32,168
Sales	(7,769)
Net accretion (amortization)	606
Transfers to Level 2	(22,878)
Principal paydowns	(3,475)
Other-than-temporary impairment write-down	(132)
Net change in unrealized gain (loss)	2,052
Balance of recurring Level 3 assets at December 31,	$572

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial	$1,127	$-	$-	$1,127
Commercial real estate:
Construction	8,722	-	-	8,722
Farmland	1,145	-	-	1,145
Other	13,728	-	-	13,728
Other real estate owned, net
Commercial real estate:
Construction	50,491	-	-	50,491
Farmland	1,904	-	-	1,904
Other	6,504	-	-	6,504
Residential real estate:
Multi-family	823	-	-	823
Other	7,913	-	-	7,913

		Fair Value Measurements at December 31, 2009 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$79,313	$-	$-	$79,313
Other real estate owned, net	14,548	-	-	14,548

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $29.8 million, with a valuation allowance of $5.1 million, at December 31, 2010, resulting in an additional provision for loan losses of $4.0 million for the year ended December 31, 2010.  At December 31, 2009, impaired loans had a carrying amount of $84.8 million, with a valuation allowance of $5.5 million, resulting in an additional provision for loan losses of $4.0 million for the year ended December 31, 2009.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $67.6 million as of December 31, 2010, compared with $14.5 million at December 31, 2009.  Write-downs of $14.1 million and $807,000 were recorded on other real estate owned for the years ended December 31, 2010 and 2009, respectively.

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$185,435	$185,435	$172,173	$172,173
Securities available-for-sale	106,309	106,309	168,721	168,721
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Mortgage loans held for sale	345	345	334	334
Loans, net	1,268,383	1,276,198	1,386,526	1,396,465
Accrued interest receivable	7,668	7,668	9,329	9,329

Financial liabilities
Deposits	$1,467,668	$1,472,677	$1,530,096	$1,526,508
Securities sold under agreements to repurchase	11,616	11,616	11,517	11,517
Federal Home Loan Bank advances	15,022	15,051	82,980	83,217
Subordinated capital notes	8,550	7,879	9,000	7,323
Junior subordinated debentures	25,000	21,474	25,000	18,250
Accrued interest payable	1,910	1,910	2,705	2,705

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits with financial institutions, repurchase agreements, mortgage loans held for sale, accrued interest receivable and payable, demand deposits, short-term borrowings, and variable rate loans or deposits that reprice frequently and fully.  As permitted under ASC 825-10-55-3, “Disclosures about Fair Value of Financial Instruments,” for purposes of the disclosures in this footnote, the fair value of loans has been determined using the contractual cash flows of loans discounted at interest rates currently offered for similar loans.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  At November 30, 2010, in conjunction with our assessment of the potential impairment of goodwill, the fair value of loans was estimated under ASC 820-10-35 which determines fair value using a market exit price concept.  Under that method, the fair value of loans was $1.2 billion.  Fair value of subordinated capital notes and junior subordinated debentures are based on current rates for similar types of financing.  The carrying amount is the estimated fair value for variable and subordinated debentures that reprice frequently. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements, which is not material.

NOTE 20 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2010	2009	2008
	(in thousands, except share and per share data)
Net income (loss)	$(4,384)	$11,068	$14,010
Less:
Preferred stock dividends	(1,810)	(1,750)	(194)
Accretion of Series A preferred stock discount	(177)	(176)	(20)
(Earnings) loss allocated to unvested shares	81	(97)	(94)
(Earnings) loss allocated to Series C preferred	103	—	—
Net income (loss) allocated to common shareholders, basic and diluted	$(6,187)	$9,045	$13,702
Basic
Weighted average common shares including unvested common shares and Series C preferred outstanding	10,640,872	9,182,487	9,132,682
Less: Weighted average unvested common shares	(135,757)	(97,831)	(62,012)
Less: Weighted average Series C preferred shares	(171,616)	—	—
Weighted average common shares outstanding	10,333,499	9,084,656	9,070,670
Basic earnings (loss) per common share	$(0.60)	$1.00	$1.51
Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—
Weighted average common shares and potential common shares	10,333,499	9,084,656	9,070,670
Diluted earnings (loss) per common share	$(0.60)	$1.00	$1.51

All historical data has been adjusted to reflect the 5% stock dividends.

Stock options for 86,469 shares of common stock for 2010, 297,258 shares of common stock for 2009, and 297,810 shares of common stock for 2008, were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2010, 2009 and 2008 but was not included in the diluted earnings per share computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at December 31, 2010, but were not included in the diluted earnings per share computation as inclusion would have been anti-dilutive.

NOTE 21 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2010	2009	2008
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$4,553	$4,020	$(878)
Less: Reclassification adjustment for gains (losses) realized in income	4,555	315	(607)
Net unrealized gains (losses)	(2)	3,705	(271)
Tax effect	1	(1,297)	95
Net-of-tax amount	$(1)	$2,408	$(176)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2010	2009
	(in thousands)
ASSETS
Cash and cash equivalents	$18,064	$10,010
Securities available-for-sale	2,223	7,554
Investment in banking subsidiaries	192,140	174,647
Investment in and advances to other subsidiaries	776	776
Other assets	2,383	2,733
Total assets	$215,586	$195,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	396	611
Shareholders’ equity	189,415	169,334
Total liabilities and shareholders’ equity	$215,586	$195,720

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2010	2009	2008
	(in thousands)
Interest income	$609	$741	$402
Dividends from subsidiaries	20	24	43
Other income	1,787	1,422	1,428
Interest expense	(659)	(819)	(1,410)
Other expense	(3,420)	(3,023)	(3,461)
Income (loss) before income tax and undistributed subsidiary income	(1,663)	(1,655)	(2,998)
Income tax expense (benefit)	(592)	(564)	(1,081)
Equity in undistributed subsidiary income (loss)	(3,313)	12,159	15,927
Net income (loss)	$(4,384)	$11,068	$14,010

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2010	2009	2008
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(4,384)	$11,068	$14,010
Adjustments:
Equity in undistributed subsidiary income (loss)	3,313	(12,159)	(15,927)
Loss on sale of assets	84	6	799
Change in other assets	(219)	312	171
Change in other liabilities	225	(76)	(153)
Other	445	390	321
Net cash (used in) from operating activities	(536)	(459)	(779)

Cash flows from investing activities
Investments in subsidiaries	(21,000)	—	(12,000)
Purchase of securities	(514)	(5,075)	—
Sales of securities	6,117	110	3,760
Net cash used in investing activities	(15,397)	(4,965)	(8,240)

Cash flows from financing activities
Proceeds from sale of preferred stock, net	11,064	—	35,000
Proceeds from sale of common stock, net	19,476	—	—
Repurchase of common stock, net	—	—	(301)
Dividends paid on preferred stock	(1,847)	(1,721)	(194)
Dividends paid on common stock	(4,706)	(6,993)	(6,711)
Net cash from (used in) financing activities	23,987	(8,714)	27,794

Net change in cash and cash equivalents	8,054	(14,138)	18,775
Beginning cash and cash equivalents	10,010	24,148	5,373
Ending cash and cash equivalents	$18,064	$10,010	$24,148

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest	Net		Earnings Per Common Share
	Income	Income	Income		Basic	Diluted
	(in thousands, except per share data)
2010
First quarter	$22,626	$14,177	$3,256		$.30	$.30
Second quarter	22,126	14,727	(1,131)	(2)	(.18)	(.18)
Third quarter	21,340	14,576	2,421		.16	.15
Fourth quarter	20,315	14,086	(8,930)	(2)	(.77)	(.77)

2009
First quarter	$23,502	$11,967	$3,061		$.29	$.29
Second quarter	23,645	12,813	3,245		.29	.29
Third quarter	23,802	14,374	4,536		.45	.45
Fourth quarter	23,517	14,900	226	(1)	(.03)	(.03)

(1) Fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter.
(2) Second and fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter and higher fair value write-down adjustments on other real estate owned.

All historical data has been adjusted for the 5% stock dividends.

Item 9.                Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.             Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.  Management’s Report on Internal Control Over Financial Reporting is set forth under Item 8 “Financial Statements and Supplementary Data.

There was no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.             Other Information

None

PART III

Item 10.             Directors, Executive Officers and Corporate Governance.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2011, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.             Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2011, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2011, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.             Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2011, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.             Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2011, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009, and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009, and 2008
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.	List of Financial Statement Schedules

Financial statement schedules are omitted because the information is not applicable.

(a) 3.	List of Exhibits

The Exhibit Index of this report is incorporated by reference. The compensatory plans or arrangement required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) are noted with an asterisk in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PORTER BANCORP, INC.

March 30, 2011	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter	Chairman of the Board of Directors	March 30, 2011
J. Chester Porter

/s/ Maria L. Bouvette	President and Chief Executive Officer	March 30, 2011
Maria L. Bouvette

/s/ David B. Pierce	Chief Financial Officer	March 30, 2011
David B. Pierce

/s/ David L. Hawkins	Director	March 30, 2011
David L. Hawkins

/s/ W. Glenn Hogan	Director	March 30, 2011
W. Glenn Hogan

/s/ Sidney L. Monroe	Director	March 30, 2011
Sidney L. Monroe

/s/ Stephen A. Williams	Director	March 30, 2011
Stephen A. Williams

/s/ W. Kirk Wycoff	Director	March 30, 2011
W. Kirk Wycoff

EXHIBIT INDEX

Exhibit No. (1)	Description
3.1
Amended and Restated Articles of Incorporation of Registrant, dated December 7, 2005. Exhibit 3.1 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

3.2	Articles of Amendment to the Amended and Restated Articles of Incorporation, dated November 18, 2008. Exhibit 3.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

3.3
Articles of Amendment to the Amended and Restated Articles of Incorporation, dated June 29, 2010. Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 is hereby incorporated by reference.

3.4
Articles of Amendment to the Amended and Restated Articles of Incorporation, dated June 30, 2010. Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 is hereby incorporated by reference.

3.5
Articles of Amendment to the Amended and Restated Articles of Incorporation, dated October 22, 2010. Exhibit 4.8 to Form S-3 Registration Statement (Reg. No. 333-170678) filed November 18, 2010 is hereby incorporated by reference.

3.6	Bylaws of the Registrant, dated November 30, 2005. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

4.1	Warrant to purchase up to 299,829 shares. Exhibit 4.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

4.2
Securities Purchase Agreement between the Registrant and the Purchasers thereto, dated as of June 30, 2010.  Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 is hereby incorporated by reference.

4.3
Registration Rights Agreement between the Registrant and the Purchasers thereto, dated as of June 30, 2010.  Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 is hereby incorporated by reference.

4.4
Letter Agreement between the Registrant and SBAV LP, dated as of July 23, 2010.  Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2010 is hereby incorporated by reference.

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

Exhibit No. (1)	Description
10.11
Letter Agreement, dated November 21, 2008 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury.  Exhibit 10.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.12	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.13+	Porter Bancorp, Inc. 2010 Incentive Compensation Bonus Plan. Exhibit 10.14 to the Registrant’s Form 10Q filed with the SEC on May 11, 2010 is hereby incorporated by reference.

10.14+	Porter Bancorp, Inc. 2011 Incentive Compensation Bonus Plan.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

+	Management contract or compensatory plan or arrangement.
(1)
The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.