Form 10-Q
period 2011-03-31
Porter Bancorp, Inc.
filed 2011-05-16
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

11,838,428 shares of Common Stock, no par value, were outstanding at April 30, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and Subsidiary, PBI Bank, Inc., are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2011 and December 31, 2010
Unaudited Consolidated Statements of Income for the three months ended March 31, 2011 and 2010
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2011
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	March 31,	December 31,
	2011	2010
Assets
Cash and due from financial institutions	$156,726	$178,693
Federal funds sold	5,377	6,742
Cash and cash equivalents	162,103	185,435
Securities available for sale	163,032	106,309
Mortgage loans held for sale	330	345
Loans, net of allowance of $33,599 and $34,285, respectively	1,243,568	1,268,383
Premises and equipment	22,175	22,468
Other real estate owned	73,942	67,635
Goodwill	23,794	23,794
Accrued interest receivable and other assets	48,163	49,583
Total assets	$1,737,107	$1,723,952

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$106,772	$98,398
Interest bearing	1,375,551	1,369,270
Total deposits	1,482,323	1,467,668
Federal funds purchased and repurchase agreements	11,429	11,616
Federal Home Loan Bank advances	14,564	15,022
Accrued interest payable and other liabilities	5,507	6,681
Subordinated capital note	8,550	8,550
Junior subordinated debentures	25,000	25,000
Total liabilities	1,547,373	1,534,537

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35 million at March 31, 2011	34,528	34,484
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at March 31, 2011	3,283	3,283
Common stock, no par, 19,000,000 shares authorized, 11,840,176
and 11,846,107 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	19,526	19,438
Retained earnings	18,017	17,822
Accumulated other comprehensive income	2,144	2,152
Total stockholders' equity	189,734	189,415
Total liabilities and stockholders’ equity	$1,737,107	$1,723,952

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Income
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income
Loans, including fees	$18,110	$19,873
Taxable securities	1,042	2,335
Tax exempt securities	260	216
Fed funds sold and other	204	202
	19,616	22,626
Interest expense
Deposits	5,360	7,383
Federal Home Loan Bank advances	142	720
Subordinated capital note	73	75
Junior subordinated debentures	155	152
Federal funds purchased and other	118	119
	5,848	8,449
Net interest income	13,768	14,177
Provision for loan losses	5,100	3,000
Net interest income after provision for loan losses	8,668	11,177

Non-interest income
Service charges on deposit accounts	630	720
Income from fiduciary activities	255	252
Secondary market brokerage fees	76	60
Title insurance commissions	31	37
Net gain on sales of loans originated for sale	221	91
Net gain on sales of securities	83	57
Other	491	475
	1,787	1,692
Non-interest expense
Salaries and employee benefits	4,124	3,947
Occupancy and equipment	972	1,022
Other real estate owned expense	1,367	378
FDIC Insurance	855	705
State franchise tax	582	543
Professional fees	280	266
Loan collection expense	262	175
Communications	168	186
Postage and delivery	123	188
Advertising	102	96
Other	560	543
	9,395	8,049
Income before income taxes	1,060	4,820
Income tax expense	261	1,564
Net income	799	3,256
Less:
Dividends on preferred stock	438	438
Accretion on Series A preferred stock	44	44
Earnings allocated to participating securities	12	42
Net income available to common shareholders	$305	$2,732
Basic earnings per common share	$0.03	$0.30
Diluted earnings per common share	$0.03	$0.30

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2011
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Earnings	Income	Total
Balances, January 1, 2011	11,846,107	35,000	317,042	$112,236	$34,484	$3,283	$19,438	$17,822	$2,152	$189,415
Forfeited unvested stock	(5,931)	–	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	88	–	–	88
Comprehensive income:
Net income	–	–	–	–	–	–	–	799	–	799
Changes in accumulated other
comprehensive income,
net of taxes	–	–	–	–	–	–	–	–	(8)	(8)
Total comprehensive income	–	–	–	–	–	–	–	–	–	791
Dividends 5% on Series A preferred stock	–	–	–	–	–	–	–	(438)	–	(438)
Dividends on Series C preferred
stock ($0.01 per share)	–	–	–	–	–	–	–	(3)	–	(3)
Amortization of Series A preferred
stock discount	–	–	–	–	44	–	–	(44)	–	–
Cash dividends declared on
common stock ($0.01 per share)	–	–	–	–	–	–	–	(119)	–	(119)

Balances, March 31, 2011	11,840,176	35,000	317,042	$112,236	$34,528	$3,283	$19,526	$18,017	$2,144	$189,734

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Three Months Ended March 31, 2011 and 2010
(dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income	$799	$3,256
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	610	844
Provision for loan losses	5,100	3,000
Net amortization (accretion) on securities	321	(226)
Stock-based compensation expense	118	99
Deferred income taxes	238	1,177
Net gain on loans originated for sale	(221)	(91)
Loans originated for sale	(7,188)	(6,182)
Proceeds from sales of loans originated for sale	7,234	5,588
Net gain on sales of investment securities	(83)	(57)
Net (gain) loss on sales of other real estate owned	391	(1)
Net write-down of other real estate owned	486	240
Earnings on bank owned life insurance	(70)	(70)
Net change in accrued interest receivable and other assets	1,130	1,338
Net change in accrued interest payable and other liabilities	(1,169)	(1,707)
Net cash from operating activities	7,696	7,208
Cash flows from investing activities
Purchases of available-for-sale securities	(66,641)	(23,105)
Sales and calls of available-for-sale securities	2,894	8,163
Maturities and prepayments of available-for-sale securities	6,773	6,832
Proceeds from sale of other real estate owned	624	878
Improvements to other real estate owned	(1,037)	(338)
Loan originations and payments, net	12,951	3,582
Purchases of premises and equipment, net	(42)	(35)
Net cash from investing activities	(44,478)	(4,023)
Cash flows from financing activities
Net change in deposits	14,655	(45,056)
Net change in federal funds purchased and repurchase agreements	(187)	78
Repayment of Federal Home Loan Bank advances	(458)	(35,695)
Cash dividends paid on preferred stock	(441)	(438)
Cash dividends paid on common stock	(119)	(1,765)
Net cash from financing activities	13,450	(82,876)
Net change in cash and cash equivalents	(23,332)	(79,691)
Beginning cash and cash equivalents	185,435	172,173
Ending cash and cash equivalents	$162,103	$92,482
Supplemental cash flow information:
Interest paid	$5,861	$8,744
Income taxes paid	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$8,812	$52,214
Financed sales of other real estate owned	2,041	6,295

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of the disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, ‘A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU no. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Note 2 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2011, the Company had granted outstanding options to purchase 13,324 shares.  The Company also had granted 121,251 unvested shares net of forfeitures and vesting. The Company has 194,798 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 45,155 shares and issued 3,651 unvested shares to non-employee directors. At March 31, 2011, 47,300 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Three Months Ended		Twelve Months Ended
	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning	86,469	$20.72	312,227	$21.80
Forfeited	(291)	22.03	(16,797)	21.55
Expired	(27,699)	22.03	(208,961)	22.27
Outstanding, ending	58,479	$20.09	86,469	$20.72

The following table details stock options outstanding:
March 31, 2011
Stock options vested and currently exercisable:	58,479
Weighted average exercise price	$20.09
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.9
Total Options Outstanding:	58,479
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.9

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of the vested and expected to vest stock options is $0 at March 31, 2011.  There were no options exercised during the first three months of 2011.  The Company recorded no stock option compensation expense during the three months ended March 31, 2011.  No options were modified during the period.  As of March 31, 2011, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. No unvested shares were issued the three months ended March 31, 2011. The Company recorded $118,000 of stock-based compensation during the first quarter of 2011 to salaries and employee benefits.  A deferred tax benefit of $41,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended		Twelve Months Ended
	March 31, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	157,697	$13.43	119,598	$15.00
Granted	—	—	72,655	11.11
Vested	(26,909)	12.25	(24,505)	14.46
Forfeited	(5,886)	14.08	(10,051)	12.78
Outstanding, ending	124,902	$13.65	157,697	$13.43

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2011 and beyond is estimated as follows (in thousands):

April 2011 – December 2011	$355
2012	463
2013	377
2014	264
2015 & thereafter	169

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2011
U.S. Government and federal agency	$10,595	$60	$—	$10,655
Agency mortgage-backed: residential	109,491	1,438	(375)	110,554
State and municipal	30,427	1,315	(2)	31,740
Corporate bonds	7,249	579	(23)	7,805
Other	572	—	—	572
Total debt securities	158,334	3,392	(400)	161,326
Equity	1,400	311	(5)	1,706
Total	$159,734	$3,703	$(405)	$163,032

December 31, 2010
U.S. Government and federal agency	$5,973	$37	$—	$6,010
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855
State and municipal	26,039	995	(32)	27,002
Corporate bonds	8,744	507	(32)	9,219
Other	572	—	—	572
Total debt securities	101,598	3,129	(69)	104,658
Equity	1,400	254	(3)	1,651
Total	$102,998	$3,383	$(72)	$106,309

Sales and calls of available for sale securities were as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Proceeds	$2,894	$8,163
Gross gains	83	256
Gross losses	—	(199)

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$1,725	$1,751
One to five years	14,640	15,404
Five to ten years	30,158	31,255
Beyond ten years	2,320	2,362
Mortgage-backed	109,491	110,554
Total	$158,334	$161,326

Securities pledged at March 31, 2011 and December 31, 2010 had carrying values of approximately $73.8 million and $73.1 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank advances.

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

At March 31, 2011, the Company held 41 equity securities.  Of these securities, 2 had unrealized losses of $1,500 and had been in an unrealized loss position for less than twelve months and 3 had an unrealized loss of $3,400 and had been in an unrealized loss position for more than twelve months.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of March 31, 2011, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2011
Agency mortgage-backed: residential	$38,501	$(375)	$—	$—	$38,501	$(375)
State and municipal	1,137	(2)	—	—	1,137	(2)
Corporate bonds	1,004	(23)	—	—	1,004	(23)
Equity	27	(2)	19	(3)	46	(5)

Total temporarily impaired	$40,669	$(402)	$19	$(3)	$40,688	$(405)

December 31, 2010
State and municipal	$3,119	$(32)	$—	$—	$3,119	$(32)
Agency mortgage-backed: residential	1,060	(5)	—	—	1,060	(5)
Corporate bonds	995	(32)	—	—	995	(32)
Equity	27	(1)	74	(2)	101	(3)

Total temporarily impaired	$5,201	$(70)	$74	$(2)	$5,275	$(72)

Note 4 – Loans

Loans were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Commercial	$76,521	$90,290
Commercial Real Estate:
Construction	175,805	199,524
Farmland	86,161	85,523
Other	458,278	441,844
Residential Real Estate:
Multi-family	75,283	74,919
Other	349,247	353,418
Consumer	30,758	31,913
Agriculture	24,158	24,177
Other	956	1,060
Subtotal	1,277,167	1,302,668
Less: Allowance for loan losses	(33,599)	(34,285)
Loans, net	$1,243,568	$1,268,383

Activity in the allowance for loan losses was as follows:

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Beginning balance	$34,285	$26,392
Provision for loan losses	5,100	3,000
Loans charged-off	(5,867)	(2,906)
Loan recoveries	81	57
Ending balance	$33,599	$26,543

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	(106)	3,457	1,618	122	5	4	5,100
Loans charged off	(79)	(4,141)	(1,434)	(213)	–	–	(5,867)
Recoveries	12	5	43	21	–	–	81

Ending balance	$1,974	$23,396	$7,451	$631	$139	$8	$33,599

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$57	$4,660	$—	$—	$—	$—	$4,717
Collectively evaluated for impairment	1,917	18,736	7,451	631	139	8	28,882

Total ending allowance balance	$1,974	$23,396	$7,451	$631	$139	$8	$33,599

Loans:
Loans individually evaluated for impairment	$3,475	$60,246	$10,629	$—	$86	$—	$74,436
Loans collectively evaluated for impairment	73,046	659,998	413,901	30,758	24,072	956	1,202,731

Total ending loans balance	$76,521	$720,244	$424,530	$30,758	$24,158	$956	$1,277,167

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$5,096	$—	$—	$—	$—	$5,119
Collectively evaluated for impairment	2,124	18,979	7,224	701	134	4	29,166

Total ending allowance balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285

Loans:
Loans individually evaluated for impairment	$3,673	$51,223	$16,718	$—	$112	$—	$71,726
Loans collectively evaluated for impairment	86,617	675,668	411,619	31,913	24,065	1,060	1,230,942

Total ending loans balance	$90,290	$726,891	$428,337	$31,913	$24,177	$1,060	$1,302,668

Impaired loans were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Loans with no allocated allowance for loan losses	$40,019	$41,885
Loans with allocated allowance for loan losses	34,417	29,841
Total	$74,436	$71,726
Amount of the allowance for loan losses allocated	$4,717	$5,119

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Average of impaired loans during the period	$73,081	$69,167
Interest income recognized during impairment	338	1,358
Cash basis interest income recognized	87	115

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized

	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,370	$2,334	$—	$2,428	$22	$8
Commercial real estate:
Construction	3,901	3,901	—	6,917	11	3
Farmland	6,754	6,754	—	6,750	86	7
Other	19,435	16,315	—	14,692	44	14
Residential real estate:
Multi-family	3,912	3,912	—	3,920	46	—
Other	7,810	6,717	—	9,753	76	2
Consumer	—	—	—	—	—	—
Agriculture	86	86	—	99	—	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	1,141	1,141	57	1,145	24	24
Commercial real estate:
Construction	6,105	5,633	796	4,807	—	—
Farmland	1,234	1,234	90	1,234	—	—
Other	28,361	26,409	3,774	21,336	29	29
Residential real estate:
Multi-family	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$81,109	$74,436	$4,717	$73,081	$338	$87

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,559	$2,523	$—
Commercial real estate:
Construction	3,269	3,268	—
Farmland	6,745	6,746	—
Other	12,662	12,518	—
Residential real estate:
Multi-family	3,929	3,929	—
Other	13,303	12,789	—
Consumer	—	—	—
Agriculture	119	112	—
Other	—	—	—
With An Allowance Recorded:
Commercial	1,150	1,150	23
Commercial real estate:
Construction	13,314	10,645	1,923
Farmland	1,234	1,234	89
Other	16,912	16,812	3,084
Residential real estate:
Multi-family	—	—	—
Other	—	—	—
Consumer	—	—	—
Agriculture	—	—	—
Other	—	—	—

Total	$75,196	$71,726	$5,119

Troubled Debt Restructuring – At March 31, 2011 we had restructured loans totaling $28.3 million, compared with $25.5 million at December 31, 2010, with borrowers who experienced deterioration in financial conditions.  These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  The Company allocated no specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2011 or December 31, 2010.  The Company has committed to lend additional amounts totaling up to $188,000 and $273,000 as of March 31, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as trouble debt restructurings.

Nonperforming Loans

Nonperforming loans were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Loans past due 90 days or more still on accrual	$3,907	$594
Non-accrual loans	65,964	59,799

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2011 and December 31, 2010:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2011	2010	2011	2010
	(in thousands)

Commercial	$2,575	$2,778	$394	$432
Commercial Real Estate:
Construction	8,718	12,651	100	—
Farmland	2,836	2,811	314	143
Other	31,888	23,031	854	12
Residential Real Estate:
Multi-family	1,075	345	168	—
Other	18,554	17,778	1,873	—
Consumer	232	293	174	7
Agriculture	86	112	30	—
Other	—	—	—	—

Total	$65,964	$59,799	$3,907	$594

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual	Loans Not Past Due	Total

March 31, 2011
Commercial	$6,997	$871	$394	$2,575	$10,837	$65,684	$76,521
Commercial Real Estate:
Construction	3,757	6,997	100	8,718	19,572	156,233	175,805
Farmland	1,034	342	314	2,836	4,526	81,635	86,161
Other	7,056	13,205	854	31,888	53,003	405,275	458,278
Residential Real Estate:
Multi-family	1,897	1,100	168	1,075	4,240	71,043	75,283
Other	11,599	2,259	1,873	18,554	34,285	314,962	349,247
Consumer	755	219	174	232	1,380	29,378	30,758
Agriculture	272	31	30	86	419	23,739	24,158
Other	—	—	—	—	—	956	956

Total	$33,367	$25,024	$3,907	$65,964	$128,262	$1,148,905	$1,277,167

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual	Loans Not Past Due	Total

December 31, 2010
Commercial	$477	$110	$432	$2,778	$3,797	$86,493	$90,290
Commercial Real Estate:
Construction	1,097	346	—	12,651	14,094	185,430	199,524
Farmland	1,232	145	143	2,811	4,331	81,192	85,523
Other	7,855	2,094	12	23,031	32,992	408,852	441,844
Residential Real Estate:
Multi-family	714	71	—	345	1,130	73,789	74,919
Other	8,239	3,218	—	17,778	29,235	324,183	353,418
Consumer	1,156	164	7	293	1,620	30,293	31,913
Agriculture	186	—	—	112	298	23,879	24,177
Other	—	—	—	—	—	1,060	1,060

Total	$20,956	$6,148	$594	$59,799	$87,497	$1,215,171	$1,302,668

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of March 31, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
March 31, 2011
Commercial	$58,567	$6,849	$908	$10,197	$—	$76,521
Commercial Real Estate:
Construction	107,468	29,348	6,280	32,709	—	175,805
Farmland	73,263	2,929	437	9,532	—	86,161
Other	289,040	83,023	2,555	83,660	—	458,278
Residential Real Estate:
Multi-family	53,300	7,545	449	13,989	—	75,283
Other	284,694	21,474	1,314	41,765	—	349,247
Consumer	28,819	1,273	43	609	14	30,758
Agriculture	22,788	91	203	1,076	—	24,158
Other	956	—	—	—	—	956

Total	$918,895	$152,532	$12,189	$193,537	$14	$1,277,167

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2010
Commercial	$74,284	$5,478	$894	$9,634	$—	$90,290
Commercial Real Estate:
Construction	137,631	15,397	12,968	33,528	—	199,524
Farmland	74,220	2,481	—	8,822	—	85,523
Other	280,091	82,548	2,334	76,871	—	441,844
Residential Real Estate:
Multi-family	65,482	3,493	1,328	4,616	—	74,919
Other	298,748	18,783	1,458	34,429	—	353,418
Consumer	30,197	1,069	6	623	18	31,913
Agriculture	22,923	1,086	—	168	—	24,177
Other	1,060	—	—	—	—	1,060

Total	$984,636	$130,335	$18,988	$168,691	$18	$1,302,668

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal.  Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property.  The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2011	December 31, 2010
	(in thousands)
Commercial Real Estate:
Construction	$56,274	$50,491
Farmland	1,989	1,904
Other	6,600	6,504
Residential Real Estate:
Multi-family	809	823
Other	8,270	7,913

	$73,942	$67,635

Net activity relating to other real estate owned during the three months ended March 31, 2011 is as follows:

OREO Activity (in thousands)
OREO as of January 1, 2011	$67,635
Real estate acquired	8,812
Valuation adjustments	(486)
Improvements	1,037
Properties sold	(3,056)

OREO as of March 31, 2011	$73,942

Expenses related to other real estate owned include:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Net loss (gain) on sales	$391	$(1)
Impairment write-downs	486	240
Operating expense	490	139

Total	$1,367	$378

Note 6 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2011	December 31, 2010
	(in thousands)

Single maturity advance with fixed rate of 4.48% maturing in 2012	$5,000	$5,000
Monthly amortizing advances with fixed rates from 0.00% to 6.49%
and maturities ranging from 2011 through 2035, averaging 3.55% for 2011	9,564	10,022

Total	$14,564	$15,022

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans, under a blanket lien arrangement.  At March 31, 2010, the Bank had unused borrowing capacity of $113.7 million with the FHLB.

Note 7 – Fair Values Measurement

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

Impaired Loans: An impaired loan is evaluated at the time the loan is identified as impaired and is recorded at fair value less costs to sell. Fair value is measured based on the value of the collateral securing the loan and is classified as Level 3 in the fair value hierarchy. Fair value is determined using several methods. Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.

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

Financial assets measured at fair value on a recurring basis at March 31, 2011 are summarized below:

		Fair Value Measurements at March 31, 2011 Using
		(in thousands)
Description	March 31, 2011	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Government and federal agency	$10,655	$–	$10,655	$–
Agency mortgage-backed	110,554	–	110,554	–
State and municipal	31,740	–	31,740	–
Corporate bonds	7,805	–	7,805	–
Other debt securities	572	–	–	572
Equity securities	1,706	1,706	–	–
Total	$163,032	$1,706	$160,754	$572

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Available-for-sale securities	Three Months Ended March 31, 2011
Balance, January 1, 2011	$572
Sales	—
Net accretion (amortization)	—
Principal paydowns	—
Net change in unrealized gain/loss	—
Balance, March 31, 2011	$572

Financial assets measured at fair value on a non-recurring basis at March 31, 2011 are summarized below:

		Fair Value Measurements at March 31, 2011 Using
		(in thousands)
Description	March 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$1,084	$–	$–	$1,084
Commercial real estate:
Construction	4,837	–	–	4,837
Farmland	1,144	–	–	1,144
Other	22,635	–	–	22,635
Other real estate owned, net:
Commercial real estate:
Construction	56,274	–	–	56,274
Farmland	1,989	–	–	1,989
Other	6,600	–	–	6,600
Residential real estate:
Multi-family	809	–	–	809
Other	8,270	–	–	8,270

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $34.4 million, with a valuation allowance of $4.7 million, at March 31, 2011, resulting in no additional provision for loan losses for the three months ended March 31, 2011.  At March 31, 2010, impaired loans had a carrying amount of $54.3 million, with a valuation allowance of $4.4 million, resulting in an additional provision for loan losses of $728,000 for first three months of 2010.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $73.9 million as of March 31, 2011, compared with $59.7 million at March 31, 2010.  Write-downs of $486,000 and $240,000 were recorded on other real estate owned for the first three months of 2011 and 2010, respectively.

Financial assets measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
Description	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities
U.S. Government and federal agency	$6,010	$–	$6,010	$–
Agency mortgage-backed	61,855	–	61,855	–
State and municipal	27,002	–	27,002	–
Corporate bonds	9,219	–	9,219	–
Other debt securities	572	–	–	572
Equity securities	1,651	1,651	–	–
Total	$106,309	$1,651	$104,086	$572

Financial assets measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
Description	December 31, 2010	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$1,127	$–	$–	$1,127
Commercial real estate:
Construction	8,722	–	–	8,722
Farmland	1,145	–	–	1,145
Other	13,728	–	–	13,728
Other real estate owned, net:
Commercial real estate:
Construction	50,491	–	–	50,491
Farmland	1,904	–	–	1,904
Other	6,504	–	–	6,504
Residential real estate:
Multi-family	823	–	–	823
Other	7,913	–	–	7,913

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $29.8 million and a valuation allowance of $5.1 million.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $67.6 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)
Financial assets
Cash and cash equivalents	$162,103	$162,103	$185,435	$185,435
Securities available for sale	163,032	163,032	106,309	106,309
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Mortgage loans held for sale	330	330	345	345
Loans, net	1,243,568	1,250,503	1,268,383	1,276,198
Accrued interest receivable	7,611	7,611	7,668	7,668
Financial liabilities
Deposits	$1,482,323	$1,488,845	$1,467,668	$1,472,677
Securities sold under agreements to repurchase	11,429	11,429	11,616	11,616
Federal Home Loan Bank advances	14,564	14,601	15,022	15,051
Subordinated capital notes	8,550	7,909	8,550	7,879
Junior subordinated debentures	25,000	21,571	25,000	21,474
Accrued interest payable	1,897	1,897	1,910	1,910

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

Note 8 – Earnings per Share

The factors used in the basic and diluted earnings per share computation follow:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except share and per share data)

Net income	$799	$3,256
Less:
Preferred stock dividends	(438)	(438)
Accretion of Series A preferred stock discount	(44)	(44)
Earnings allocated to unvested shares	(4)	(42)
Earnings allocated Series C preferred	(8)	–
Net income allocated to common shareholders, basic and diluted	$305	$2,732

Basic
Weighted average common shares including
unvested common shares outstanding	12,178,845	9,212,054
Less: Weighted average unvested common shares	(141,300)	(129,932)
Less: Weighted average Series C preferred	(332,894)	–
Weighted average common shares outstanding	11,704,651	9,082,122
Basic earnings per common share	$0.03	$0.30

Diluted
Add: Dilutive effects of assumed exercises of common
and Preferred Series C stock warrants	–	–
Weighted average common shares and potential common shares	11,704,651	9,082,122
Diluted earnings per common share	$0.03	$0.30

All historical data has been adjusted to reflect the 5% stock dividends.

Stock options for 58,479 shares of common stock for 2011 and 93,629 shares of common stock for 2010 were not considered in computing diluted earnings per common share because they were anti-dilutive.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2011 and 2010 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at March 31, 2011, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. These warrants were not outstanding at March 31, 2010.

Note 9 – Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Unrealized holding gains on available-for-sale securities	$71	$3,525
Less: Reclassification adjustment for gains realized in income	83	57
Net unrealized gains	(12)	3,468
Tax effect	4	(1,214)
Net-of-tax amount	$(8)	$2,254

Note 10 – Capital

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			March 31, 2011		December 31, 2010
	Regulatory Minimums	Well-Capitalized Minimums	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier I capital	4.0%	6.0%	14.59%	13.02%	14.39%	12.79%
Total risk-based capital	8.0	10.0	16.52	14.96	16.32	14.72
Tier I leverage ratio	4.0	5.0	10.93	9.75	11.08	9.85

Note 11 – Contingencies

The nature of our business regularly results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. We believe we have meritorious defenses to the claims asserted against us in our currently outstanding legal proceedings and, with respect to such legal proceedings, intend to continue to defend ourselves vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Company and our shareholders.

On April 19, 2011, an Oldham County, Kentucky jury rendered a judgment against PBI Bank for $529,000 in compensatory damages and from $529,000 to $882,000 in punitive damages.  The case (PBI Bank, Inc. V Patricia S. Wilhoyte, Oldham Circuit Court, case no 08-CI-00674) concerns a dispute with a prior landowner in connection with a project for which PBI Bank provided development financing to a third party.  The verdict allocates comparative fault of 40% to the plaintiff and 60% to the defendant.  The final amount of the judgment is subject to additional proceedings regarding the allocation of punitive damages.  We intend to file motions to set aside the judgment, and if denied, to file an appeal.  Based on advice of legal counsel, we believe that we have several meritorious grounds for appeal and no amounts have been accrued for this matter as we expect a favorable outcome to the bank.

We periodically assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where a loss is not probable or the amount of the loss is not estimable, we will not accrue any legal reserves. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we will record a liability in our consolidated financial statements. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, our management believes that the liabilities arising from our legal proceedings will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations or consolidated cash flows.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2010 Annual Report on Form 10-K.

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

For the three months ended March 31, 2011, the Company reported net income of $799,000, compared with net income of $3.3 million for the first quarter of 2010.  Basic and diluted earnings per share were $0.03 for the three months ended March 31, 2011, compared with $0.30 for the first quarter of 2010.

Significant developments during the quarter ended March 31, 2011 consist of the following:

●
Net income declined to $799,000 for the three months ended March 31, 2011, compared with $3.3 million for the first quarter of 2010.  Earnings per diluted common share were $0.03 compared with $0.30 in the first quarter of 2010.

●
Net interest margin increased 22 basis points to 3.54% in the first quarter of 2011 compared with 3.32% in the first quarter of 2010. The increase in margin since last year benefited from a lower average cost of funds.

●
Average loans decreased 8.1% to $1.29 billion in the first quarter of 2011 compared with $1.40 billion in the first quarter of 2010.  Net loans decreased 6.8% to $1.24 billion in the first quarter of 2011, compared with $1.33 billion at March 31, 2010.

●
Deposits decreased 0.2% to $1.48 billion compared with $1.49 billion at March 31, 2010, and increased 1.0% from $1.47 billion at December 31, 2010. Demand and savings account deposits increased by 8.5% and 10.3%, respectively during the first quarter of 2011 compared with the fourth quarter of 2010.

●	Total assets decreased 1.2% to $1.74 billion compared with $1.76 billion at March 31, 2010.

●
Efficiency ratio was 60.7% for the first three months of 2011, compared with 50.9% for the first quarter of 2010. Our efficiency ratio increased primarily due to higher credit related costs and increases in other real estate owned (OREO) expense.

●
Non-performing loans increased $9.5 million during the first quarter to $69.9 million at March 31, 2011, compared with $60.4 million at December 31, 2010. The increase was primarily in the commercial and residential real estate segments of our portfolio.

●
Non-performing assets increased $15.8 million during the first quarter to $143.9 million at March 31, 2011. The increase was primarily due to a higher level of non-performing loans described above and non-performing loans moving through the collection and foreclosure process.

●
Loans past due 30-59 days increased from $21.0 million at December 31, 2010 to $33.4 million at March 31, 2011.  Loans past due 60-89 days increased from $6.1 million at December 31, 2010 to $25.0 million at March 31, 2011.  These increases were primarily in the commercial and commercial real estate segments of the portfolio.

●
On April 19, 2011, an Oldham County, Kentucky jury rendered a judgment against PBI Bank for $529,000 in compensatory damages and from $529,000 to $882,000 in punitive damages.  The case concerns a dispute with a prior landowner in connection with a project for which PBI Bank provided development financing to a third party.  The final amount of the judgment is subject to additional proceedings. We intend to file motions to set aside the judgment, and if denied, to file an appeal.  Based on advice of legal counsel, we believe that we have several meritorious grounds for appeal and no amounts have been accrued for this matter as we expect a favorable outcome to the bank.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.  For a discussion of our accounting policies, please see “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2010.

The following discussion and analysis covers the primary factors affecting our performance and financial condition.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2011 compared with the same period of 2010:

	For the Three Months Ended March 31,		Change from Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)

Gross interest income	$19,616	$22,626	$(3,010)	(13.3)%
Gross interest expense	5,848	8,449	(2,601)	(30.8)
Net interest income	13,768	14,177	(409)	(2.9)
Provision for loan losses	5,100	3,000	2,100	70.0
Non-interest income	1,787	1,692	95	5.6
Non-interest expense	9,395	8,049	1,346	16.7
Net income before taxes	1,060	4,820	(3,760)	(78.0)
Income tax expense	261	1,564	(1,303)	(83.3)
Net income	799	3,256	(2,457)	(75.5)

Net income of $799,000 for the three months ended March 31, 2011 decreased $2.5 million, or 75.5%, from $3,256,000 for the comparable period of 2010.  This decrease in earnings was primarily attributable to increased provision for loan losses expense and higher non-interest expense.  Provision for loan losses expense increased as the result of increased net charge-offs and non-performing loans compared with the prior year first quarter.  Non-interest expense increased primarily due to other real estate owned expense increasing $989,000 from the 2010 first quarter, and FDIC insurance premiums and salaries and employee benefits expense increasing $150,000 and $177,000, respectively, from the 2010 first quarter.

Net Interest Income – Our net interest income was $13.8 million for the three months ended March 31, 2010, a decrease of $409,000, or 2.9%, compared with $14.2 million for the same period in 2010.  Net interest spread and margin were 3.38% and 3.54%, respectively, for the first quarter of 2011, compared with 3.09% and 3.32%, respectively, for the first quarter of 2010.  Net interest margin decreased 6 basis points from our margin of 3.60% in the fourth quarter of 2010 due primarily to lower yield on earning assets driven by loans repricing at lower rates and interest forgone on nonaccrual loans which totaled $732,000 during the first quarter of 2011. Net interest margin increased 22 basis points from our margin of 3.32% in the prior year first quarter due primarily to lower cost of funds.  The yield on earning assets declined 26 basis points from the 2010 first quarter, compared with a 55 basis point decline in rates paid on interest-bearing liabilities.

Our average interest-earning assets were $1.6 billion for the three months ended March 31, 2011, compared with $1.7 billion for the three months ended March 31, 2010, an 8.7% decrease primarily attributable to an 8.1% decrease in average loans. Average loans were $1.29 billion for the three months ended March 31, 2011, compared with $1.40 billion for the three months ended March 31, 2010. Our total interest income decreased by 13.3% to $19.6 million for the three months ended March 31, 2011, compared with $22.6 million for the same period in 2010.  The change was due to fewer average interest earning assets coupled with lower yield on interest earning assets.

Our average interest-bearing liabilities also decreased by 7.9%, to $1.4 billion for the three months ended March 31, 2011, compared with $1.6 billion for the three months ended March 31, 2010. Our total interest expense decreased by 30.8% to $5.8 million for the three months ended March 31, 2011, compared with $8.4 million during the same period in 2010, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates.  Our average volume of certificates of deposit decreased by 6.6% to $1.17 billion for the three months ended March 31, 2011, compared with $1.25 billion for the three months ended March 31, 2010. The average interest rate paid on certificates of deposits decreased to 1.69% for the three months ended March 31, 2011, compared with 2.23% for the three months ended March 31, 2010. The certificate of deposit volume decrease reflects a strategic decision to allow higher rate CDs to run off to match our intentional efforts to manage asset levels and capital.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,290,851	$18,110	5.69%	$1,404,486	$19,873	5.74%
Securities
Taxable	111,893	1,029	3.73	156,554	2,323	6.02
Tax-exempt (3)	27,020	260	6.00	21,546	216	6.25
FHLB stock	10,072	114	4.59	10,072	114	4.59
Other equity securities	1,400	13	3.77	1,885	12	2.58
Federal funds sold and other	150,325	90	0.24	148,966	88	0.24

Total interest-earning assets	1,591,561	19,616	5.03%	1,743,509	22,626	5.29%

Less: Allowance for loan losses	(34,233)			(27,329)
Non-interest earning assets	180,925			118,028

Total assets	$1,738,253			$1,834,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,166,832	$4,875	1.69%	$1,248,704	$6,864	2.23%
NOW and money market deposits	172,077	424	1.00	163,510	451	1.12
Savings accounts	36,188	61	0.68	34,477	68	0.80
Federal funds purchased and repurchase agreements	11,346	118	4.22	11,606	119	4.16
FHLB advances	14,725	142	3.91	66,307	720	4.40
Junior subordinated debentures	33,550	228	2.76	34,000	227	2.71

Total interest-bearing liabilities	1,434,718	5,848	1.65%	1,558,604	8,449	2.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	106,095			98,778
Other liabilities	6,855			7,067

Total liabilities	1,547,668			1,664,449
Stockholders’ equity	190,585			169,759

Total liabilities and stockholders’ equity	$1,738,253			$1,834,208

Net interest income		$13,768			$14,177

Net interest spread			3.38%			3.09%

Net interest margin			3.54%			3.32%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2011 vs. 2010
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(168)	$(1,595)	$(1,763)
Securities	(766)	(484)	(1,250)
Other equity securities	5	(4)	1
Federal funds sold and other	1	1	2

Total decrease in interest income	(928)	(2,082)	(3,010)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,562)	(427)	(1,989)
NOW and money market accounts	(50)	23	(27)
Savings accounts	(10)	3	(7)
Federal funds purchased and repurchased agreements	2	(3)	(1)
FHLB advances	(73)	(505)	(578)
Junior subordinated debentures	4	(3)	1

Total decrease in interest expense	(1,689)	(912)	(2,601)

Increase (decrease) in net interest income	$761	$(1,170)	$(409)

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Service charges on deposit accounts	$630	$720
Income from fiduciary activities	255	252
Secondary market brokerage fees	76	60
Title insurance commissions	31	37
Gains on sales of loans originated for sale	221	91
Gains on sales of investment securities, net	83	57
Other	491	475
Total non-interest income	$1,787	$1,692

Non-interest income for the first quarter ended March 31, 2011 increased $95,000, or 5.6%, compared with the first quarter of 2010.  The increase in non-interest income for the first quarter ended March 31, 2011 was primarily due to increased gains on sales of loans originated for sale, partially offset by lower service charges on deposit accounts.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Salary and employee benefits	$4,124	$3,947
Occupancy and equipment	972	1,022
Other real estate owned expense	1,367	378
FDIC insurance	855	705
State franchise tax	582	543
Professional fees	280	266
Loan collection fees	262	175
Communications	168	186
Postage and delivery	123	188
Advertising	102	96
Office supplies	111	97
Other	449	446
Total non-interest expense	$9,395	$8,049

Non-interest expense for the first quarter ended March 31, 2011 increased $1.3 million, or 16.7%, compared with the first quarter of 2010. The increase in non-interest expense was primarily attributable to increased other real estate owned expense from increased losses on sales of OREO, OREO write-downs to reflect current market values, and OREO maintenance expenses, FDIC insurance assessments due to amendments made by the FDIC to its risk-based deposit premium assessment system, and salaries and employee benefits expense due to merit raises and increases in staff. Our efficiency was 60.7% for the first three months of 2011, compared with 50.9% in the first quarter of 2010.  Our efficiency ratio increased primarily due to higher credit related costs and increases in OREO expense.

Income Tax Expense – Income tax expense was $261,000, or 24.6% of pre-tax income, for the first quarter ended March 31, 2011, compared with $1.6 million, or 32.4% of pre-tax income for the first quarter of 2010.  The decrease in effective tax rate is attributable to an increase in tax exempt interest income and tax exempt interest income being a larger percentage of income before taxes in the 2011 first quarter than the 2010 first quarter.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Federal statutory rate times financial statement income	$371	$1,687
Effect of:
Tax-exempt income	(91)	(76)
Non-taxable life insurance income	(24)	(26)
Federal tax credits	(11)	(11)
Other, net	16	(10)
Total	$261	$1,564

Analysis of Financial Condition

Total assets increased $13.2 million, or 0.8%, to $1.74 billion at March 31, 2011 from $1.72 billion at December 31, 2010.  This increase was primarily attributable to increases of $56.7 million in securities available for sale and $6.3 million in other real estate owned, partially offset by decreases of $23.3 million in cash and cash equivalents and $24.8 million in net loans.  The increase in securities available for sale was primarily due to a strategic decision to reinvest certain cash and cash equivalents in higher yielding assets, resulting in lower cash and cash equivalents. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process, which contributed to the increase in other real estate owned. Total assets at March 31, 2011 decreased $20.2 million from $1.76 billion at March 31, 2010, representing a 1.2% decrease.

Loans Receivable – Loans receivable decreased $25.5 million, or 2.0%, during the three months ended March 31, 2011 to $1.28 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $21.1 million, or 2.9%, during the three months and comprised 55.6% of the total loan portfolio at March 31, 2011. The decline was attributable to net charge-offs of $5.8 million, transfers to OREO of $8.8 million, and loan payoffs outpacing loan funding by approximately $10.8 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$76,521	5.99%	$90,290	6.93%
Commercial Real Estate
Construction	175,805	13.77	199,524	15.32
Farmland	86,161	6.75	85,523	6.56
Other	458,278	35.88	441,844	33.92
Residential Real Estate
Multi-family	75,283	5.89	74,919	5.75
Other	349,247	27.35	353,418	27.13
Consumer	30,758	2.41	31,913	2.45
Agriculture	24,158	1.89	24,177	1.86
Other	956	0.07	1,060	0.08
Total loans	$1,277,167	100.00%	$1,302,668	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$3,907	$594
Non-accrual loans	65,964	59,799
Total non-performing loans	69,871	60,393
Real estate acquired through foreclosure	73,942	67,635
Other repossessed assets	41	52
Total non-performing assets	$143,854	$128,080
Non-performing loans to total loans	5.47%	4.64%
Non-performing assets to total assets	8.28%	7.43%
Allowance for non-performing loans	7,835	7,977
Allowance for non-performing loans to non-performing loans	11.21%	13.21%

Nonperforming loans at March 31, 2011 were $69.87 million, or 5.47% of total loans, compared with $60.46 million, or 4.44% of total loans, at March 31, 2010, and $60.39 million, or 4.64% of total loans at December 31, 2010.  The increase of $9.5 million in non-performing loans from December 31, 2010 to March 31, 2011 is primarily attributable to the loss of tenants or the inability to lease vacant space by our commercial customers and continued weakness in housing unit sales. Included in this increase was a loan secured by a retail shopping center in the amount of $7.0 million.

Loans past due 30-59 days increased from $21.0 million at December 31, 2010 to $33.4 million at March 31, 2011.  Loans past due 60-89 days increased from $6.1 million at December 31, 2010 to $25.0 million at March 31, 2011.  This represents a $31.4 million increase from December 31, 2010 to March 31, 2011 in loans past due 30-89 days.  These increases were primarily in the commercial and commercial real estate segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring –We do not have a formal loan modification program. Rather, we work with individual customers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a customer is unable to make contractual payments, we review the particular circumstances of that customer’s situation and negotiate a revised payment stream. In other words, we identify performing customers experiencing financial difficulties, and through negotiations, we lower their interest rate, most typically on a short-term basis for three to six months. Our goal when restructuring a credit is to afford the customer a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time. Our loan modifications have taken the form of reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. Our restructured loans are all collateral secured loans. If a customer fails to perform under the modified terms, we place the loan on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At March 31, 2011, we had 42 restructured loans totaling $28.3 million with borrowers who experienced deterioration in financial condition compared with 45 loans totaling $25.5 million at December 31, 2010. All of these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 20 loans totaling approximately $10.9 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties. We do not hold a second or junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms. These loans have not had a partial charge-off.

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

Foreclosed Properties – Foreclosed properties at March 31, 2011 were $73.9 million compared with $59.7 million at March 31, 2010 and $67.6 million at December 31, 2010.  See Footnote 5, “Other Real Estate Owned”, to the financial statements. During the first quarter of 2011 we acquired $8.8 million of OREO properties, completed improvements to single family residential units of approximately $1 million, and sold properties totaling approximately $3.1 million. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business. Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $1.4 million for the three months ended March 31, 2011, compared with $378,000 for the same period of 2010.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and risk evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures that result in specific allowance allocations for any estimated inherent risk of loss.  For loans not individually evaluated, a general allowance allocation is computed using factors developed over time based on actual loss experience.  The specific and general allocations plus consideration of qualitative factors represent management’s best estimate of probable losses contained in the loan portfolio at the evaluation date.  Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

Our loan loss reserve, as a percentage of total loans at March 31, 2011, increased to 2.63% from 1.95% at March 31, 2010, and was unchanged from 2.63% at December 31, 2010.  Provision for loan losses increased $2.1 million to $5.1 million for the first quarter of 2011 compared with the first quarter of 2010, and decreased $10.4 million compared with the fourth quarter of 2010.  Net loan charge-offs for the first quarter of 2011 were $5.8 million, or 0.45% of average loans, compared with $2.8 million, or 0.20%, for the first quarter of 2010, and $10.6 million, or 0.81%, for the fourth quarter of 2010. Our allowance for loan losses to nonperforming loans decreased to 48.09% at March 31, 2011, compared with 56.77% at December 31, 2010, and increased in comparison with 43.90% at March 31, 2010.  The change in this metric between periods is attributable to the fluctuation in non-accrual loans.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral. While our nonperforming loans have trended upward since 2008, the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loan to non-performing loans was 11.2% at March 31, 2011 compared with 13.2% at March 31, 2010, and 13.2% at December 31, 2010.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2011 and 2010 follows:

	Three Months Ended March 31,		Year Ended December 31,
	2011	2010	2010
	(dollars in thousands)

Balance at beginning of period	$34,285	$26,392	$26,392
Provision for loan losses	5,100	3,000	30,100
Recoveries	81	57	254
Charge-offs	(5,867)	(2,906)	(22,461)
Balance at end of period	$33,599	$26,543	$34,285

Allowance for loan losses to period-end loans	2.63%	1.95%	2.63%
Net charge-offs to average loans	0.45%	0.20%	1.64%
Allowance for loan losses to non-performing loans	48.09%	43.90%	56.77%

Liabilities – Total liabilities at March 31, 2011 were $1.55 billion compared with $1.53 billion at December 31, 2010, an increase of $12.8 million, or 0.8%.This increase was primarily attributable to an increase in deposits of $14.7 million, or 1.0%, at March 31, 2011 to $1.48 billion from $1.47 billion at December 31, 2010. The increase in deposits was primarily due to increased demand and savings account deposits.  Demand and savings account deposits increased 8.5% and 10.3% respectively during the first quarter of 2011.

Federal Home Loan Bank advances decreased due to paydowns from normal maturities by $458,000, or 3.0%, to $14.6 million from $15.0 million at December 31, 2010.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds.  The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$106,095	–	$102,383	–
Interest checking	90,716	0.89%	83,111	0.85%
Money market	81,361	1.12	81,430	1.24
Savings	36,188	0.68	35,393	0.74
Certificates of deposit	1,166,832	1.69	1,156,724	2.02
Total deposits	$1,481,192	1.47%	$1,459,041	1.74%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$581,490	1.67%	$579,978	2.00%
$100,000 or more	585,342	1.72%	576,746	2.05%
Total	$1,166,832	1.69%	$1,156,724	2.02%

The following table shows at March 31, 2011 and December 31, 2010 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	March 31,	December 31,
Maturity Period	2011	2010
	(in thousands)

Three months or less	$84,064	$88,778
Three months through six months	77,895	84,908
Six months through twelve months	113,380	117,405
Over twelve months	307,037	306,781
Total	$582,376	$597,872

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities and other wholesale funding. During 2010 and the first three months of 2011, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2011, these deposits totaled $149.1 million compared with $149.2 million at December 31, 2010. PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $19.0 million on an unsecured basis.

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements.  At March 31, 2011, the Bank had an unused borrowing capacity with the FHLB of $113.7 million.  Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

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

Capital

Stockholders’ equity increased $319,000 to $189.7 million at March 31, 2011 compared with $189.4 million at December 31, 2010. The increase was due to net income earned during the 2011 first quarter reduced by dividends declared on common stock, dividends paid on 5% cumulative preferred stock, dividends paid on participating preferred stock, and decreased unrealized net gains on available-for-sale securities.

See Footnote 10, “Capital” for detailed regulatory capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2011, and December 31, 2010. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 7.4% at March 31, 2011, compared with an increase of 7.8% at December 31, 2010 and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the three months following March 31, 2011, as calculated using the static shock model approach:

	Change in Future
	Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)

+ 200 basis points	$8,592	14.76%
+ 100 basis points	4,276	7.35

We did not run a model simulation for declining interest rates as of March 31, 2011, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The nature of our business regularly results in a certain amount of claims, litigation, investigations and legal and administrative cases and proceedings, all of which are considered incidental to the normal conduct of business. We believe we have meritorious defenses to the claims asserted against us in our currently outstanding legal proceedings and, with respect to such legal proceedings, intend to continue to defend ourselves vigorously, litigating or settling cases according to management’s judgment as to what is in the best interests of the Company and our shareholders.

On April 19, 2011, an Oldham County, Kentucky jury rendered a judgment against PBI Bank for $529,000 in compensatory damages and from $529,000 to $882,000 in punitive damages.  The case (PBI Bank, Inc. V Patricia S. Wilhoyte, Oldham Circuit Court, case no 08-CI-00674) concerns a dispute with a prior landowner in connection with a project for which PBI Bank provided development financing to a third party.  The verdict allocates comparative fault of 40% to the plaintiff and 60% to the defendant.  The final amount of the judgment is subject to additional proceedings regarding the allocation of punitive damages.  We intend to file motions to set aside the judgment, and if denied, to file an appeal.  Based on advice of legal counsel, we believe that we have several meritorious grounds for appeal and no amounts have been accrued for this matter as we expect a favorable outcome to the bank.

We periodically assess our liabilities and contingencies in connection with outstanding legal proceedings utilizing the latest information available. For those matters where a loss is not probable or the amount of the loss is not estimable, we will not accrue any legal reserves. For those matters where it is probable that we will incur a loss and the amount of the loss can be reasonably estimated, we will record a liability in our consolidated financial statements. While the outcome of legal proceedings is inherently uncertain, based on information currently available, advice of counsel and available insurance coverage, our management believes that the liabilities arising from our legal proceedings will not have a material adverse effect on our consolidated financial position, consolidated results of operations or consolidated cash flows. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to our consolidated financial position, consolidated results of operations or consolidated cash flows.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. (Removed & Reserved)

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

PORTER BANCORP, INC.
(Registrant)

May 16, 2011	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

May 16, 2011	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief Accounting Officer