Form 10-Q
period 2011-06-30
Porter Bancorp, Inc.
filed 2011-08-15
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-33033

PORTER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

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

11,835,068 shares of Common Stock, no par value, were outstanding at July 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2011 and December 31, 2010
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2011
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	June 30,	December 31,
	2011	2010

Assets
Cash and due from financial institutions	$172,781	$178,693
Federal funds sold	2,312	6,742
Cash and cash equivalents	175,093	185,435
Securities available for sale	157,524	106,309
Mortgage loans held for sale	212	345
Loans, net of allowance of $38,717 and $34,285, respectively	1,211,094	1,268,383
Premises and equipment	21,888	22,468
Other real estate owned	49,913	67,635
Goodwill	--	23,794
Deferred tax assets	20,873	12,958
Accrued interest receivable and other assets	39,864	36,625
Total assets	$1,676,461	$1,723,952

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$102,777	$98,398
Interest bearing	1,332,720	1,369,270
Total deposits	1,435,497	1,467,668
Federal funds purchased and repurchase agreements	11,000	11,616
Federal Home Loan Bank advances	38,937	15,022
Accrued interest payable and other liabilities	7,250	6,681
Subordinated capital note	8,325	8,550
Junior subordinated debentures	25,000	25,000
Total liabilities	1,526,009	1,534,537

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A - 35,000 issued and outstanding;
Liquidation preference of $35 million at June 30, 2011	34,572	34,484
Series C - 317,042 issued and outstanding;
Liquidation preference of $3.6 million at June 30, 2011	3,283	3,283
Common stock, no par, 19,000,000 shares authorized, 11,840,670
and 11,846,107 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	19,639	19,438
Retained earnings (deficit)	(22,575)	17,822
Accumulated other comprehensive income	3,297	2,152
Total stockholders' equity	150,452	189,415
Total liabilities and stockholders' equity	$1,676,461	$1,723,952

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income
Loans, including fees	$17,589	$19,771	$35,699	$39,644
Taxable securities	1,139	1,999	2,181	4,334
Tax exempt securities	268	215	528	431
Fed funds sold and other	202	141	406	343
	19,198	22,126	38,814	44,752
Interest expense
Deposits	5,272	6,543	10,632	13,926
Federal Home Loan Bank advances	139	500	281	1,220
Subordinated capital note	71	77	144	152
Junior subordinated debentures	157	159	312	311
Federal funds purchased and other	118	120	236	239
	5,757	7,399	11,605	15,848
Net interest income	13,441	14,727	27,209	28,904
Provision for loan losses	13,700	6,600	18,800	9,600
Net interest income (loss) after provision for loan losses	(259)	8,127	8,409	19,304

Non-interest income
Service charges on deposit accounts	659	793	1,289	1,513
Income from fiduciary activities	246	273	501	525
Secondary market brokerage fees	76	130	152	190
Title insurance commissions	22	39	53	76
Net gain on sales of loans originated for sale	320	184	541	275
Net gain on sales of securities	1,025	24	1,108	81
Other than temporary impairment on securities	--	(465)	--	(465)
Other	517	519	1,008	994
	2,865	1,497	4,652	3,189
Non-interest expense
Salaries and employee benefits	4,180	3,931	8,304	7,878
Occupancy and equipment	981	1,015	1,953	2,037
Goodwill impairment	23,794	--	23,794	--
Other real estate owned expense	22,109	3,854	23,476	4,232
FDIC Insurance	855	706	1,710	1,411
Loan collection expense	925	182	1,187	357
State franchise tax	582	543	1,164	1,086
Professional fees	354	292	634	558
Communications	165	173	333	359
Postage and delivery	128	198	251	386
Advertising	87	77	189	173
Other	599	542	1,159	1,085
	54,759	11,513	64,154	19,562
Income (loss) before income taxes	(52,153)	(1,889)	(51,093)	2,931
Income tax expense (benefit)	(12,164)	(758)	(11,903)	806
Net income (loss)	(39,989)	(1,131)	(39,190)	2,125
Less:
Dividends on preferred stock	437	437	875	875
Accretion on Series A preferred stock	44	44	88	88
Earnings (loss) allocated to participating securities	(1,510)	2	(1,552)	83
Net income (loss) to common shareholders	$(38,960)	$(1,614)	$(38,601)	$1,079
Basic earnings (loss) per common share	$(3.33)	$(0.18)	$(3.30)	$0.12
Diluted earnings (loss) per common share	$(3.33)	$(0.18)	$(3.30)	$0.12

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders' Equity
For Six Months Ended June 30, 2011
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional	Retained	Other
		Series A	Series C		Series A	Series C	Paid-In	Earnings	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	(Deficit)	Income	Total

Balances, January 1, 2011	11,846,107	35,000	317,042	$112,236	$34,484	$3,283	$19,438	$17,822	$2,152	$189,415
Issuance of unvested stock	2,800	-	-	-	-	-	-	-	-	-
Forfeited unvested stock	(8,237)	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	201	-	-	201
Comprehensive income (loss):
Net income (loss)	-	-	-	-	-	-	-	(39,190)	-	(39,190)
Changes in accumulated other
comprehensive income, net of taxes	-	-	-	-	-	-	-	-	1,145	1,145
Total comprehensive income (loss)	-	-	-	-	-	-	-	-	-	(38,045)
Dividends 5% on Series A preferred stock	-	-	-	-	-	-	-	(875)	-	(875)
Dividends on Series C preferred
stock ($0.01 per share)	-	-	-	-	-	-	-	(7)	-	(7)
Amortization of Series A preferred
stock discount	-	-	-	-	88	-	-	(88)	-	-
Cash dividends declared on
common stock ($0.01 per share)	-	-	-	-	-	-	-	(237)	-	(237)

Balances, June 30, 2011	11,840,670	35,000	317,042	$112,236	$34,572	$3,283	$19,639	$(22,575)	$3,297	$150,452

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Six Months Ended June 30, 2011 and 2010
(dollars in thousands)

	2011	2010

Cash flows from operating activities
Net income (loss)	$(39,190)	$2,125
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	1,214	1,617
Provision for loan losses	18,800	9,600
Net amortization (accretion) on securities	597	(222)
Goodwill impairment charge	23,794	--
Stock-based compensation expense	234	230
Deferred income taxes (benefit)	(7,915)	1,448
Net gain on loans originated for sale	(541)	(196)
Loans originated for sale	(17,609)	(13,747)
Proceeds from sales of loans originated for sale	17,798	12,823
Net (gain) loss on sales of investment securities	(1,108)	384
Net loss on sales of other real estate owned	6,876	90
Net write-down of other real estate owned	15,437	3,880
Earnings on bank owned life insurance	(140)	(144)
Net change in accrued interest receivable and other assets	(3,339)	261
Net change in accrued interest payable and other liabilities	(46)	(1,395)
Net cash from operating activities	14,862	16,754
Cash flows from investing activities
Purchases of available-for-sale securities	(108,647)	(25,250)
Sales and calls of available-for-sale securities	49,653	8,415
Maturities and prepayments of available-for-sale securities	10,050	14,891
Proceeds from sale of other real estate owned	5,047	15,037
Improvements to other real estate owned	(1,420)	(433)
Loan originations and payments, net	30,418	(5,420)
Purchases of premises and equipment, net	(89)	(137)
Net cash from investing activities	(14,988)	7,103
Cash flows from financing activities
Net change in deposits	(32,171)	(115,770)
Net change in federal funds purchased and repurchase agreements	(616)	293
Repayment of Federal Home Loan Bank advances	(1,085)	(116,285)
Advances from Federal Home Loan Bank	25,000	130,000
Repayment of subordinated capital note	(225)	--
Issuance of preferred stock and warrants	--	6,809
Issuance of common stock and warrants	--	18,730
Cash dividends paid on preferred stock	(882)	(875)
Cash dividends paid on common stock	(237)	(3,530)
Net cash from financing activities	(10,216)	(80,628)
Net change in cash and cash equivalents	(10,342)	(56,771)
Beginning cash and cash equivalents	185,435	172,173
Ending cash and cash equivalents	$175,093	$115,402
Supplemental cash flow information:
Interest paid	$11,602	$16,243
Income taxes paid	2,000	2,850
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$15,261	$72,477
Financed sales of other real estate owned	7,043	3,309

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, fair values of financial instruments, deferred tax assets, goodwill and other intangibles, and fair values of other real estate owned are particularly subject to change.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation.

New Accounting Standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of the disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of operations and condition.

In April 2011, the FASB issued ASU No. 2011-02, ‘A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU no. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of operations and condition.

Note 2 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2011, the Company had granted outstanding options to purchase 11,006 shares.  The Company also had granted 112,508 unvested shares net of forfeitures and vesting. The Company has 199,422 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 45,155 shares and issued 5,218 unvested shares to non-employee directors. At June 30, 2011, 44,500 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Six Months Ended		Twelve Months Ended
	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning	86,469	$20.72	312,227	$21.80
Forfeited	(2,609)	20.12	(16,797)	21.55
Expired	(27,699)	22.03	(208,961)	22.27
Outstanding, ending	56,161	$20.10	86,469	$20.72

The following table details stock options outstanding:

June 30, 2011
Stock options vested and currently exercisable:	56,161
Weighted average exercise price	$20.10
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.6
Total Options Outstanding:	56,161
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.6

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of the vested and expected to vest stock options is $0 at June 30, 2011.  There were no options exercised during the first six months of 2011.  The Company recorded no stock option compensation expense during the six months ended June 30, 2011.  No options were modified during the period.  As of June 30, 2011, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. The fair value of the 2011 unvested shares issued to non-employee directors was $5.36 per share. The Company recorded $234,000 of stock-based compensation during the first six months of 2011 to salaries and employee benefits.  A deferred tax benefit of $82,000 was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended		Twelve Months Ended
	June 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	157,697	$13.43	119,598	$15.00
Granted	2,800	5.36	72,655	11.11
Vested	(34,534)	13.09	(24,505)	14.46
Forfeited	(8,237)	15.06	(10,051)	12.78
Outstanding, ending	117,726	$13.22	157,697	$13.43

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2011 and beyond is estimated as follows (in thousands):

July 2011 – December 2011	$233
2012	458
2013	373
2014	261
2015 & thereafter	165

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
June 30, 2011
U.S. Government and federal agency	$10,565	$476	$--	$11,041
Agency mortgage-backed: residential	102,031	2,030	--	104,061
State and municipal	30,633	1,579	(13)	32,199
Corporate bonds	7,252	687	(4)	7,935
Other	572	22	--	594
Total debt securities	151,053	4,794	(17)	155,830
Equity	1,400	304	(10)	1,694
Total	$152,453	$5,098	$(27)	$157,524

December 31, 2010
U.S. Government and federal agency	$5,973	$37	$--	$6,010
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855
State and municipal	26,039	995	(32)	27,002
Corporate bonds	8,744	507	(32)	9,219
Other	572	--	--	572
Total debt securities	101,598	3,129	(69)	104,658
Equity	1,400	254	(3)	1,651
Total	$102,998	$3,383	$(72)	$106,309

Sales and calls of available for sale securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Proceeds	$46,759	$252	$49,653	$8,415
Gross gains	1,025	24	1,108	280
Gross losses	--	--	--	(199)

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)

Maturity
Available-for-sale
Within one year	$1,519	$1,536
One to five years	16,648	17,621
Five to ten years	29,228	30,904
Beyond ten years	1,627	1,708
Agency mortgage-backed: residential	102,031	104,061
Total	$151,053	$155,830

Securities pledged at June 30, 2011 and December 31, 2010 had carrying values of approximately $77.6 million and $73.1 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank (FHLB) advances.

The Company evaluates securities for other than temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.  Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

At June 30, 2011, the Company held 41 equity securities.  Of these securities, 4 had unrealized losses of $7,200 and had been in an unrealized loss position for less than twelve months and 3 had an unrealized loss of $2,900 and had been in an unrealized loss position for more than twelve months.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of June 30, 2011, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2011
State and municipal	$904	$(13)	$—	$—	$904	$(13)
Corporate bonds	1,022	(4)	—	—	1,022	(4)
Equity	44	(7)	24	(3)	68	(10)

Total temporarily impaired	$1,970	$(24)	$24	$(3)	$1,994	$(27)

December 31, 2010
State and municipal	$3,119	$(32)	$—	$—	$3,119	$(32)
Agency mortgage-backed: residential	1,060	(5)	—	—	1,060	(5)
Corporate bonds	995	(32)	—	—	995	(32)
Equity	27	(1)	74	(2)	101	(3)

Total temporarily impaired	$5,201	$(70)	$74	$(2)	$5,275	$(72)

Note 4 – Loans

Loans were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Commercial	$77,249	$90,290
Commercial Real Estate:
Construction	160,181	199,524
Farmland	90,273	85,523
Other	446,136	441,844
Residential Real Estate:
Multi-family	69,971	74,919
Other	350,528	353,418
Consumer	29,799	31,913
Agriculture	24,623	24,177
Other	1,051	1,060
Subtotal	1,249,811	1,302,668
Less: Allowance for loan losses	(38,717)	(34,285)
Loans, net	$1,211,094	$1,268,383

Activity in the allowance for loan losses was as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$33,599	$26,543	$34,285	$26,392
Provision for loan losses	13,700	6,600	18,800	9,600
Loans charged-off	(8,596)	(6,403)	(14,463)	(9,309)
Loan recoveries	14	96	95	153
Ending balance	$38,717	$26,836	$38,717	$26,836

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	2,432	11,421	4,707	218	17	5	18,800
Loans charged off	(1,935)	(9,494)	(2,693)	(333)	(8)	–	(14,463)
Recoveries	24	19	22	30	–	–	95

Ending balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$320	$4,510	$—	$—	$—	$—	$4,830
Collectively evaluated for impairment	2,348	21,511	9,260	616	143	9	33,887
Total ending allowance balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717

Loans:
Loans individually evaluated for impairment	$4,869	$63,484	$11,120	$—	$140	$—	$79,613
Loans collectively evaluated for impairment	72,380	633,106	409,379	29,799	24,483	1,051	1,170,198
Total ending loans balance	$77,249	$696,590	$420,499	$29,799	$24,623	$1,051	$1,249,811

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$5,096	$—	$—	$—	$—	$5,119
Collectively evaluated for impairment	2,124	18,979	7,224	701	134	4	29,166
Total ending allowance balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285

Loans:
Loans individually evaluated for impairment	$3,673	$51,223	$16,718	$—	$112	$—	$71,726
Loans collectively evaluated for impairment	86,617	675,668	411,619	31,913	24,065	1,060	1,230,942
Total ending loans balance	$90,290	$726,891	$428,337	$31,913	$24,177	$1,060	$1,302,668

Impaired loans were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Loans with no allocated allowance for loan losses	$53,133	$41,885
Loans with allocated allowance for loan losses	26,480	29,841
Total	$79,613	$71,726
Amount of the allowance for loan losses allocated	$4,830	$5,119

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2011	2010
Average of impaired loans during the period	$75,258	$69,167
Interest income recognized during impairment	806	1,358
Cash basis interest income recognized	200	115

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$4,478	$3,515	$—	$2,790	$41	$14
Commercial real estate:
Construction	14,140	13,972	—	10,374	12	4
Farmland	6,943	6,943	—	6,814	186	27
Other	17,562	17,443	—	20,294	179	42
Residential real estate:
Multi-family	2,014	2,014	—	3,285	64	—
Other	9,755	9,106	—	9,758	211	—
Consumer	—	—	—	—	—	—
Agriculture	140	140	—	113	1	1
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	1,354	1,354	320	1,215	34	34
Commercial real estate:
Construction	3,901	2,270	238	2,635	—	—
Farmland	1,234	1,234	119	1,234	—	—
Other	23,780	21,622	4,153	16,746	78	78
Residential real estate:
Multi-family	—	—	—	—	—	—
Other	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$85,301	$79,613	$4,830	$75,258	$806	$200

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,559	$2,523	$—
Commercial real estate:
Construction	3,269	3,268	—
Farmland	6,745	6,746	—
Other	12,662	12,518	—
Residential real estate:
Multi-family	3,929	3,929	—
Other	13,303	12,789	—
Consumer	—	—	—
Agriculture	119	112	—
Other	—	—	—
With An Allowance Recorded:
Commercial	1,150	1,150	23
Commercial real estate:
Construction	13,314	10,645	1,923
Farmland	1,234	1,234	89
Other	16,912	16,812	3,084
Residential real estate:
Multi-family	—	—	—
Other	—	—	—
Consumer	—	—	—
Agriculture	—	—	—
Other	—	—	—
Total	$75,196	$71,726	$5,119

Troubled Debt Restructuring – At June 30, 2011 we had restructured loans totaling $28.4 million, compared with $25.5 million at December 31, 2010, with borrowers who experienced deterioration in financial conditions.  These loans are secured by 1-4 residential or commercial real estate properties. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  The Company allocated reserves to loans for customers whose loan terms had been modified in troubled debt restructurings as of June 30, 2011 or December 31, 2010 to reflect the present value of concessionary terms granted.  The Company has committed to lend additional amounts totaling up to $188,000 and $273,000 as of June 30, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as trouble debt restructurings.

Nonperforming Loans
Nonperforming loans were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Loans past due 90 days or more still on accrual	$1,146	$594
Non-accrual loans	60,331	59,799

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2011 and December 31, 2010:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2011	2010	2011	2010
	(in thousands)

Commercial	$3,969	$2,778	$492	$432
Commercial Real Estate:
Construction	5,589	12,651	25	—
Farmland	3,018	2,811	275	143
Other	28,250	23,031	—	12
Residential Real Estate:
Multi-family	3,152	345	—	—
Other	15,852	17,778	253	—
Consumer	361	293	64	7
Agriculture	140	112	37	—
Other	—	—	—	—
Total	$60,331	$59,799	$1,146	$594

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual	Loans Not Past Due	Total

June 30, 2011
Commercial	$1,068	$656	$492	$3,969	$6,185	$71,064	$77,249
Commercial Real Estate:
Construction	6,454	3,454	25	5,589	15,522	144,659	160,181
Farmland	1,534	305	275	3,018	5,132	85,141	90,273
Other	3,362	1,643	—	28,250	33,255	412,881	446,136
Residential Real Estate:
Multi-family	3,686	40	—	3,152	6,878	63,093	69,971
Other	7,631	6,002	253	15,852	29,738	320,790	350,528
Consumer	619	191	64	361	1,235	28,564	29,799
Agriculture	62	89	37	140	328	24,295	24,623
Other	—	—	—	—	—	1,051	1,051
Total	$24,416	$12,380	$1,146	$60,331	$98,273	$1,151,538	$1,249,811

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual	Loans Not Past Due	Total

December 31, 2010
Commercial	$477	$110	$432	$2,778	$3,797	$86,493	$90,290
Commercial Real Estate:
Construction	1,097	346	—	12,651	14,094	185,430	199,524
Farmland	1,232	145	143	2,811	4,331	81,192	85,523
Other	7,855	2,094	12	23,031	32,992	408,852	441,844
Residential Real Estate:
Multi-family	714	71	—	345	1,130	73,789	74,919
Other	8,239	3,218	—	17,778	29,235	324,183	353,418
Consumer	1,156	164	7	293	1,620	30,293	31,913
Agriculture	186	—	—	112	298	23,879	24,177
Other	—	—	—	—	—	1,060	1,060
Total	$20,956	$6,148	$594	$59,799	$87,497	$1,215,171	$1,302,668

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of June 30, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
June 30, 2011
Commercial	$59,498	$9,771	$1,966	$4,944	$1,070	$77,249
Commercial Real Estate:
Construction	77,090	30,901	12,438	39,752	—	160,181
Farmland	73,385	3,996	2,557	10,051	284	90,273
Other	257,759	96,048	18,304	74,025	—	446,136
Residential Real Estate:
Multi-family	44,332	2,869	6,713	16,057	—	69,971
Other	276,132	22,158	1,591	49,369	1,278	350,528
Consumer	27,227	1,517	43	934	78	29,799
Agriculture	23,079	167	203	1,174	—	24,623
Other	1,051	—	—	—	—	1,051
Total	$839,553	$167,427	$43,815	$196,306	$2,710	$1,249,811

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2010
Commercial	$74,284	$5,478	$894	$9,634	$—	$90,290
Commercial Real Estate:
Construction	137,631	15,397	12,968	33,528	—	199,524
Farmland	74,220	2,481	—	8,822	—	85,523
Other	280,091	82,548	2,334	76,871	—	441,844
Residential Real Estate:
Multi-family	65,482	3,493	1,328	4,616	—	74,919
Other	298,748	18,783	1,458	34,429	—	353,418
Consumer	30,197	1,069	6	623	18	31,913
Agriculture	22,923	1,086	—	168	—	24,177
Other	1,060	—	—	—	—	1,060
Total	$984,636	$130,335	$18,988	$168,691	$18	$1,302,668

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.  The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2011	December 31, 2010
	(in thousands)
Commercial Real Estate:
Construction	$44,865	$51,191
Farmland	1,770	1,904
Other	7,195	6,504
Residential Real Estate:
Multi-family	186	823
Other	6,540	7,913
	60,556	68,335
Valuation allowance	(10,643)	(700)
	$49,913	$67,635

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$700	$240	$700	$--
Provision	14,951	3,640	15,437	3,880
Write-downs	(5,008)	(3,400)	(5,494)	(3,400)
Ending balance	$10,643	480	$10,643	480

Net activity relating to other real estate owned during the six months ended June 30, 2011 is as follows:

OREO Activity (in thousands)
OREO as of January 1, 2011	$67,635
Real estate acquired	15,261
Valuation adjustments	(15,437)
Improvements	1,420
Properties sold	(18,966)
OREO as of June 30, 2011	$49,913

Expenses related to other real estate owned include:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Net loss on sales	$6,485	$91	$6,876	$90
Impairment write-downs	14,951	3,640	15,437	3,880
Operating expense	673	123	1,163	262
Total	$22,109	$3,854	$23,476	$4,232

Note 6 – Goodwill

The change in goodwill is as follows:

(in thousands)
Balance at December 31, 2010	$23,794
Impairment	(23,794)
Balance at June 30, 2011	$--

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment this quarter because our common stock which trades publicly on the NASDAQ experienced a significant drop in value throughout the months of May and June 2011.  We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests. While step 1 of last year’s evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.

We evaluated the potential negative impact on the value of our common stock from being removed from the Russell 3000 Index during June 2011, the trend of lower earnings in 2011 compared to historical performance due to the continuing impact on earnings from loan loss provisions, non-performing loans, and foreclosed properties, and recent regulatory agreements entered into by the company.  Our goodwill impairment testing completed during the fourth quarter of 2010 included, among other things, future projections of earnings at levels exceeding actual results for 2011.  The level of loan loss provisions and the cost of foreclosed properties continue to exceed our prior expectations as we work through issues with our non-performing loan levels and other real estate owned portfolio.

The fair value was determined utilizing our market capitalization based upon recent common stock price levels.  We also considered market comparison transactions and control premiums for institutions of a similar size and performance.  Based on this analysis, we determined that our Goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory ratios.

Note 7 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Single maturity advances with fixed rates from 0.25% to 4.48%
maturing from 2012 through 2013, averaging 0.95% for 2011	$30,000	$5,000

Monthly amortizing advances with fixed rates from 0.00% to 6.49%
and maturities ranging from 2011 through 2035, averaging 3.51% for 2011	8,937	10,022

Total	$38,937	$15,022

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans, under a blanket lien arrangement.  At June 30, 2011, the Bank had unused borrowing capacity of $82.1 million with the FHLB.

Note 8 – Fair Values Measurement

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be specialized collateral.  This is in addition to estimated discounts for cost to sell of six to ten percent.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be specialized collateral.  This is in addition to estimated discounts for cost to sell of six to ten percent.

During the second quarter of 2011, management, with concurrence of the Board of Directors, determined that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain residential development properties were going to require extended holding periods to sell the properties at recent appraised values.  Given our change in strategy to reduce non-performing assets in an accelerated manner, management adjusted downward the valuations for certain residential development properties in our OREO portfolio by approximately 50% to reflect the likely net realizable value achievable by aggressively marketing these properties through non-traditional channels.

Financial assets measured at fair value on a recurring basis at June 30, 2011 are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		(in thousands)

		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$11,041	$-	$11,041	$-
Agency mortgage-backed:
residential	104,061	-	104,061	-
State and municipal	32,199	-	32,199	-
Corporate bonds	7,935	-	7,935	-
Other debt securities	594	-	-	594
Equity securities	1,694	1,694	-	-
Total	$157,524	$1,694	$155,236	$594

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Six Months
Ended
June 30, 2011
Available-for-sale securities
Balance, January 1, 2011	$572
Sales	--
Net accretion (amortization)	--
Principal paydowns	--
Net change in unrealized gain/loss	22
Balance, June 30, 2011	$594

Financial assets measured at fair value on a non-recurring basis at June 30, 2011 are summarized below:

		Fair Value Measurements at June 30, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	June 30,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial	$1,034	$-	$-	$1,034
Commercial real estate:
Construction	2,032	-	-	2,032
Farmland	1,115	-	-	1,115
Other	17,469	-	-	17,469
Other real estate owned, net:
Commercial real estate:
Construction	34,222	-	-	34,222
Farmland	1,770	-	-	1,770
Other	7,195	-	-	7,195
Residential real estate:
Multi-family	186	-	-	186
Other	6,540	-	-	6,540

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $26.5 million, with a valuation allowance of $4.8 million, at June 30, 2011, resulting in an additional provision for loan losses of $799,000 for the six months ended June 30, 2011.  At June 30, 2010, impaired loans had a carrying amount of $41.4 million, with a valuation allowance of $5.1 million, resulting in an additional provision for loan losses of $2.4 million for first six months of 2010.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $49.9 million as of June 30, 2011, compared with $68.5 million at June 30, 2010.  Write-downs of $15.4 million and $3.9 million were recorded on other real estate owned for the first six months of 2011 and 2010, respectively.

Financial assets measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$6,010	$-	$6,010	$-
Agency mortgage-backed	61,855	-	61,855	-
State and municipal	27,002	-	27,002	-
Corporate bonds	9,219	-	9,219	-
Other debt securities	572	-	-	572
Equity securities	1,651	1,651	-	-
Total	$106,309	$1,651	$104,086	$572

Financial assets measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial	$1,127	$-	$-	$1,127
Commercial real estate:
Construction	8,722	-	-	8,722
Farmland	1,145	-	-	1,145
Other	13,728	-	-	13,728
Other real estate owned, net:
Commercial real estate:
Construction	50,491	-	-	50,491
Farmland	1,904	-	-	1,904
Other	6,504	-	-	6,504
Residential real estate:
Multi-family	823	-	-	823
Other	7,913	-	-	7,913

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $29.8 million and a valuation allowance of $5.1 million.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $67.6 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$175,093	$175,093	$185,435	$185,435
Securities available for sale	157,524	157,524	106,309	106,309
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Mortgage loans held for sale	212	212	345	345
Loans, net	1,211,094	1,219,236	1,268,383	1,276,198
Accrued interest receivable	7,580	7,580	7,668	7,668
Financial liabilities
Deposits	$1,435,497	$1,444,090	$1,467,668	$1,472,677
Securities sold under agreements to repurchase	11,000	11,000	11,616	11,616
Federal Home Loan Bank advances	38,937	39,681	15,022	15,051
Subordinated capital notes	8,325	7,713	8,550	7,879
Junior subordinated debentures	25,000	21,515	25,000	21,474
Accrued interest payable	1,913	1,913	1,910	1,910

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of the period ends presented.

	June 30,	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,551	$12,000
Other real estate owned write-down	10,120	5,316
Net assets from acquisitions	519	—
Other than temporary impairment on securities	360	362
Net operating loss carryforward	15	31
Amortization of non-compete agreements	35	43
Other	619	652
	25,219	18,404

Deferred tax liabilities:
Fixed assets	472	508
Net unrealized gain on securities available for sale	1,775	1,159
FHLB stock dividends	1,276	1,276
Net assets from acquisitions	—	1,666
Originated mortgage servicing rights	107	98
Other	716	739

	4,346	5,446

Net deferred tax asset	$20,873	$12,958

Our net deferred tax asset of $20.9 million consists of assets of $25.2 million and liabilities of $4.3 million. The primary components of our gross deferred tax asset included timing differences representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $13.6 million, cumulative fair-value write-downs on OREO of $10.1 million, net assets from acquisitions of $519,000, and other than temporary impairment on securities of $360,000.

Our estimate of the realizability of the deferred tax asset is dependent on available carry-back to taxes paid in prior years and our estimate of projected future levels of taxable income.  In performing this analysis, we considered all evidence currently available, both positive and negative.  Earnings forecasts were prepared for 12 and 24 months forward from June 30, 2011. Net interest income forecasts were obtained from our asset/liability management model. Credit related information included estimates of specific and general reserves for the provision for loan losses and net charge-offs.

Given the past history of taxable income and projections of future taxable income, the deferred tax asset is considered to be realizable. In the event of a significant delay in return to profitability, there is a risk of full or partial disallowance of our deferred tax assets.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the six months ended June 30, 2011, or for the year ending December 31, 2010, related to unrecognized tax benefits.

Note 10 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Net income (loss)	$(39,989)	$(1,131)	$(39,190)	$2,125
Less:
Preferred stock dividends	437	437	875	875
Accretion of Series A preferred stock discount	44	44	88	88
Earnings (loss) allocated to unvested shares	(403)	3	(454)	83
Earnings (loss) allocated to Series C preferred	(1,107)	(1)	(1,098)	–
Net income (loss) allocated to common
shareholders, basic and diluted	$(38,960)	$(1,614)	$(38,601)	$1,079

Basic
Weighted average common shares including
unvested common shares outstanding	12,172,864	9,289,205	12,175,852	9,250,842
Less: Weighted average unvested
common shares	121,314	189,980	137,712	163,784
Less: Weighted average Series C preferred	332,894	4,212	332,893	2,118
Weighted average common shares outstanding	11,718,656	9,095,013	11,705,247	9,084,940

Basic earnings (loss) per common share	$(3.33)	$(0.18)	$(3.30)	$0.12

Diluted
Add: Weighted average Series B preferred
issued and outstanding	—	2,620	—	1,317
Add: Dilutive effects of assumed exercises
of common and Preferred Series B & C
stock warrants	—	—	—	126
Weighted average common shares and
potential common shares	11,718,656	9,097,633	11,705,247	9,086,383

Diluted earnings (loss) per common share	$(3.33)	$(0.18)	$(3.30)	$0.12

All 2010 data has been adjusted to reflect the 5% stock dividends declared November 18, 2010.

Stock options for 56,161 shares of common stock for 2011 and 98,310 shares of common stock for 2010 were not considered in computing diluted earnings per common share because they were anti-dilutive.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2011 and 2010 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at June 30, 2011 and 2010, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 11 – Other Comprehensive Income

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Unrealized holding gains on
available-for-sale securities	$2,799	$1,325	$2,870	$4,850
Less: Reclassification adjustment for net gains and
other temporary impairment realized in income	1,025	(441)	1,108	(384)
Net unrealized gains	1,774	1,766	1,762	5,234
Tax effect	(621)	(618)	(617)	(1,832)
Net-of-tax amount	$1,153	$1,148	$1,145	$3,402

Note 12 – Regulatory Matters

On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions.  The consent order requires the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard unless the board of directors adopts prior to the extension a detailed statement giving reasons why the extension is in the best interest of the bank, and to not declare or pay any dividend without the prior consent of our regulators.  We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				June 30, 2011		December 31, 2010
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier I Capital	4.0%	6.0%	N/A	13.64%	12.10%	14.39%	12.79%
Total risk-based capital	8.0	10.0	12.0%	15.58	14.04	16.32	14.72
Tier I leverage ratio	4.0	5.0	9.0	9.97	8.83	11.08	9.85

On July 29, 2011, the Bank filed its call report, indicating that its Tier 1 leverage ratio had declined to 8.83% which is below the 9.0% minimum capital ratio required by the Consent Order.  Porter Bancorp, Inc. serves as a source of strength for the Bank and has on-hand the financial resources to remediate this violation.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Note 13 – Contingencies

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

On April 19, 2011, an Oldham County, Kentucky jury rendered a judgment against PBI Bank for $529,000 in compensatory damages and from $529,000 to $882,000 in punitive damages.  The case (PBI Bank, Inc. v.Patricia S. Wilhoyte, Oldham Circuit Court, case no 08-CI-00674) concerns a dispute with a prior landowner in connection with a project for which PBI Bank provided development financing to a third party.  The verdict allocates comparative fault of 40% to the plaintiff and 60% to the defendant.  The final amount of the judgment was subject to additional proceedings regarding the allocation of punitive damages.  In June, we entered into a settlement of this litigation for less than the minimum amount of the judgment, which we recorded in the second quarter as loan collection expense.

In 2010, the Company sold common shares, convertible preferred shares and warrants to purchase common shares to accredited investors for $32 million in a private placement.  In the placement, an affiliate of Clinton Magnolia Master Fund, Ltd. ("CMAG"), purchased 456,524 common shares and warrants to purchase 228,262 common shares for $10.93 per share for $5,000,016.  These shares and warrants were subsequently transferred to CMAG.  The numbers of shares and the warrant exercise price have been adjusted to reflect the Company’s 5% stock dividend in November 2010.

On July 11, 2011, CMAG sent a letter to the Company, which was also attached as an exhibit to a Schedule 13D CMAG filed with the Securities and Exchange Commission on the same date.  In its letter CMAG set forth concerns about the Company’s executive leadership team and its ability to properly manage the Bank's operations, compliance with GAAP, financial disclosures and relationships with regulators, referencing the consent order PBI Bank entered into with the Federal Deposit Insurance Corporation and the Commonwealth of Kentucky Department of Financial Institutions on June 24, 2011.  CMAG listed a number of steps it believed the Company must take to maximize shareholder value and comply with the consent order. In addition, CMAG stated its belief “that it is likely that a number of representations and warranties made when the CMAG affiliate entered into an agreement to purchase shares were false,” and demanded that the Company take immediate steps to “redress such breaches and make CMAG and the other purchasers whole.” On July 20, 2011, the Company’s board of directors established a new Risk Policy and Oversight Committee comprised of independent directors, which will review and evaluate the concerns raised in the CMAG 13D.

Note 14 – Subsequent Event

 Subsequent to June 30, 2011, we completed negotiations with a classified loan customer to obtain deed in lieu of foreclosure for commercial real estate collateral located in Gallatin and Hendersonville, Tennessee. Our recorded investment, which includes principal and accrued interest, in the three loans secured by this collateral totaled approximately $10.3 million at June 30, 2011.  These loans were 16 to 64 days past due at June 30, 2011 due to deteriorating financial conditions being experienced by the borrowers and the guarantors.  These loans were graded substandard, classified as impaired, and on accrual status at June 30, 2011, as the credits were well-secured and in the process of collection. We took action to seek a deed to protect our collateral from potential liens and litigation arising from business matters between the guarantors in which we were not involved.

We received deeds to the property in July 2011 and transferred the property into Other Real Estate Owned at approximately $10.3 million which was the carrying amount of our loans.  The collateral was appraised in 2011 for approximately $15 million.  We believe we will recover our recorded investment in its entirety through the sale of this real estate.  The transfer resulted in no charge to the allowance for loan losses or any additional provision for loan losses.

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

The Company reported net loss of $40.0 million and $39.2 million, respectively, for the three and six months ended June 30, 2011. This compares with net loss of $1.1 million and net income of $2.1 million, respectively, for the same periods of 2010.

Net loss to common shareholders for the three and six months ended June 30, 2011 was $39.0 million and $38.6 million, respectively, compared with net loss to common shareholders of $1.6 million for the three months ended June 30 2010, and net income available to common shareholders of $1.1 million for the six months ended June 30, 2010.

Basic and diluted loss per common share were $(3.33) and $(3.30) for the three and six months ended June 30, 2011, respectively, compared with basic and diluted loss per common share of $(0.18) for the three months ended June 30, 2010, and basic and diluted income per common share of $0.12 for the six months ended June 30, 2010.

Significant developments during the quarter and six months ended June 30, 2011 consist of the following:

●
During the second quarter, management, with concurrence of the Board of Directors, determined that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain condominium projects were going to require extended holding periods to sell the properties at recent appraised values.  Accordingly, during June, the Company sold, in a single transaction, 54 finished condominium property units from several condominium developments in our OREO portfolio, with a carrying value of approximately $11.0 million for $5.2 million, resulting in a pre-tax loss of $5.8 million.  In addition, management adjusted its valuations for similar condominium and residential development properties held in other real estate through provision of an allowance of $10.6 million on other real estate held, with the objective of marketing these properties more aggressively.

●
We recorded a pre-tax goodwill impairment charge of $23.8 million during the second quarter of 2011. The write-off of goodwill was a non-cash accounting entry that had no effect on liquidity, regulatory capital or regulatory capital ratios.  Approximately $6.2 million of the impairment charge was deductible for federal income tax purposes. The after tax impact of the goodwill impairment charge was $21.6 million or $(1.85) per common share.

●
Net interest margin decreased 26 basis points to 3.45% in the second quarter of 2011 compared with 3.71% in the second quarter of 2010. The decrease in margin since last year resulted from lower average earning assets relative to average interest bearing liabilities, lower yields on earning assets driven by loans repricing at lower rates, interest foregone on nonaccrual loans which totaled $1.1 million during the second quarter of 2011, and lower yields from our taxable securities portfolio.

●
Average loans decreased 6.5% to $1.27 billion in the second quarter of 2011 compared with $1.36 billion in the second quarter of 2010.  Net loans decreased 7.6% to $1.21 billion in the second quarter of 2011 compared with $1.31 billion at June 30, 2010.

●
Deposits increased 1.5% to $1.44 billion compared with $1.41 billion at June 30, 2010, and decreased 2.2% from $1.47 billion at December 31, 2010. The decrease in deposits from year-end 2010 follows management’s strategy to match liability funding levels with lower loan balances.

●	Total assets decreased 4.8% to $1.68 billion compared with $1.76 billion at June 30, 2010, due largely to the decrease in loans.

●
Non-performing loans decreased $8.4 million during the second quarter to $61.5 million at June 30, 2011, compared with $69.9 million at March 31, 2011. The decrease from March 31, 2011 to June 30, 2011, was primarily in the commercial and residential real estate segments of our portfolio.

●
Non-performing assets decreased $32.4 million during the second quarter to $111.4 million at June 30, 2011, from $143.9 million at March 31, 2011.  The decrease was primarily due to sales, write-downs, and providing an allowance for other real estate owned, and nonperforming loans moving through the collection and foreclosure process.

●
On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions.  The consent order establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk based capital ratio of 12.0%.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2011 compared with the same period of 2010:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)

Gross interest income	$19,198	$22,126	$(2,928)	(13.2)%
Gross interest expense	5,757	7,399	(1,642)	(22.2)
Net interest income	13,441	14,727	(1,286)	(8.7)
Provision for loan losses	13,700	6,600	7,100	107.6
Non-interest income	2,865	1,497	1,368	91.4
Non-interest expense	54,759	11,513	43,246	375.6
Net loss before taxes	(52,153)	(1,889)	(50,264)	2660.9
Income tax benefit	(12,164)	(758)	(11,406)	1504.8
Net loss	(39,989)	(1,131)	(38,858)	3435.7

Net loss of $40.0 million for the three months ended June 30, 2011 increased $38.9 million from net loss of $1.1 million for the comparable period of 2010.  This increase in net loss was primarily attributable to increased provision for loan losses expense, the impact of our strategy change to more aggressively dispose of certain non-performing assets, and the write-off of goodwill.  Provision for loan losses expense increased as the result of increased net charge-offs, soft market conditions and their effect on underlying property values and borrowers’ ability to repay, internal downgrades to existing credits, and additional reserves for certain commercial credits.  Non-interest expense increased primarily due to a one-time goodwill impairment charge of $23.8 million and a significant increase in other real estate owned expense. OREO expense increased $18.3 million from the 2010 second quarter due to increased losses on sales, write-downs to reflect current market values, the impact of our strategy change in regard to certain projects, and property maintenance expense.  In addition, FDIC insurance premiums, salaries and employee benefits expense, and loan collections expense increased $149,000, $249,000, and $743,000, respectively, from the 2010 second quarter.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2011 compared with the same period of 2010:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)

Gross interest income	$38,814	$44,752	$(5,938)	(13.3)%
Gross interest expense	11,605	15,848	(4,243)	(26.8)
Net interest income	27,209	28,904	(1,695)	(5.9)
Provision for credit losses	18,800	9,600	9,200	95.8
Non-interest income	4,652	3,189	1,463	45.9
Non-interest expense	64,154	19,562	44,592	228.0
Net income (loss) before taxes	(51,093)	2,931	(54,024)	(1843.2)
Income tax expense (benefit)	(11,903)	806	(12,709)	(1576.8)
Net income (loss)	(39,190)	2,125	(41,315)	(1944.2)

Net loss of $39.2 million for the six months ended June 30, 2011, was a decrease in earnings of $41.3 million from net income of $2.1 million for the comparable period of 2010.  This decrease in earnings was primarily attributable to increased provision for loan losses expense, the impact of our strategy change to more aggressively dispose of certain non-performing assets, and the write-off of goodwill. Provision for loan losses expense increased $9.2 million in the first six months of 2011 compared with the same period in 2010 as the result of increased net charge-offs, soft market conditions and their effect on underlying property values and borrowers’ ability to repay, internal downgrades to existing credits, and additional reserves for certain commercial credits.  Non-interest expense increased primarily due to a one-time goodwill impairment charge of $23.8 million and a significant increase in other real estate owned expense. OREO expense increased $19.2 million from the first half of 2011 compared with the first half of 2010 due to increased losses on sales, write-downs to reflect current market values, the impact of our strategy change in regard to certain projects, and property maintenance expense.  In addition, FDIC fees increased $299,000 to $1.7 million in the first half of 2011 compared with $1.4 million in the first half of 2010 due to increased deposits and increased assessment rate. Salaries and employee benefits expenses increased $426,000 to $8.3 million in the first six months of 2011 compared with $7.9 million in the same period of 2010 due to merit raises and increases in staff primarily in the credit and problem asset workout areas. Loan collection expense was up $830,000 to $1.2 million for the first half of 2011, from $357,000 in the first half of 2010 due primarily to a confidential settlement in a lawsuit.

Net Interest Income – Our net interest income was $13.4 million for the three months ended June 30, 2011, a decrease of $1.3 million, or 8.7%, compared with $14.7 million for the same period in 2010.  Net interest spread and margin were 3.30% and 3.45%, respectively, for the second quarter of 2011, compared with 3.51% and 3.71%, respectively, for the second quarter of 2010. Net interest income was $27.2 million for the six months ended June 30, 2011, a decrease of $1.7 million, or 5.9%, compared with $28.9 for the same period of 2010.  Net interest spread and margin were 3.34% and 3.50%, respectively, for the first six months of 2011, compared with 3.29% and 3.51%, respectively, for the first six months of 2010.

Average loans receivable declined approximately $89 million for the quarter ended June 30, 2011 compared with the second quarter of 2010.  This resulted in a decline in interest revenue of approximately $1.3 million for the quarter ended June 30, 2011 compared with the prior year period.  Average loans receivable decline approximately $101 million for the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  This resulted in a decline in interest revenue of approximately $2.8 million for the six months ended June 30, 2011 compared with the prior year period.  This decline in loan volume is attributable to soft loan demand in our markets as well as our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio.

Net interest margin decreased 26 basis points from our margin of 3.71% in the prior year second quarter due primarily to lower average earning assets relative to average interest bearing liabilities and a 21 basis point decline in net interest spread.  The yield on earning assets declined 65 basis points from the 2010 second quarter, compared with a 44 basis point decline in rates paid on interest-bearing liabilities. Net interest margin for the first six months of 2011 decreased 1 basis point from our margin of 3.51% in the first half of 2010. Net interest margin for the three months ended June 30, 2011, decreased 9 basis points from our margin of 3.54% in the 2011 first quarter due primarily to lower yield on earning assets driven by loans repricing at lower rates, interest forgone on nonaccrual loans which totaled $1.1 million during the second quarter of 2011, and lower yields from our taxable securities portfolio. During the fourth quarter of 2010 and again in the second quarter of 2011 we liquidated higher yielding securities and reinvested in an effort to reduce market value volatility.

Our average interest-earning assets were $1.6 billion for the six months ended June 30, 2011, compared with $1.7 billion for the six months ended June 30, 2010, a 5.3% decrease primarily attributable to a 7.3% decrease in average loans. Average loans were $1.28 billion for the six months ended June 30, 2011, compared with $1.38 billion for the six months ended June 30, 2010. Our total interest income decreased by 13.3% to $38.8 million for the six months ended June 30, 2011, compared with $44.8 million for the same period in 2010.  The change was due to a lower balance of average interest earning assets coupled with lower yield on interest earning assets, foregone interest on nonaccrual loans of $1.8 million, and lower yields from our taxable securities portfolio.

Our average interest-bearing liabilities also decreased by 4.7%, to $1.4 billion for the six months ended June 30, 2011, compared with $1.5 billion for the six months ended June 30, 2010. Our total interest expense decreased by 26.8% to $11.6 million for the six months ended June 30, 2011, compared with $15.8 million during the same period in 2010, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates.  Our average volume of certificates of deposit decreased by 3.4% to $1.16 billion for the six months ended June 30, 2011, compared with $1.20 billion for the six months ended June 30, 2010. The average interest rate paid on certificates of deposits decreased to 1.68% for the six months ended June 30, 2011, compared with 2.17% for the six months ended June 30, 2010. The certificate of deposit volume decrease reflects a strategic decision to allow higher rate CDs to run off to match our intentional efforts to manage asset levels and capital.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,268,196	$17,589	5.56%	$1,356,883	$19,771	5.84%
Securities
Taxable	120,738	1,126	3.74	148,968	1,988	5.35
Tax-exempt (3)	27,722	268	5.97	21,431	215	6.19
FHLB stock	10,072	112	4.46	10,072	112	4.46
Other equity securities	1,400	13	3.72	1,742	11	2.53
Federal funds sold and other	152,057	90	0.24	66,291	29	0.18

Total interest-earning assets	1,580,185	19,198	4.91%	1,605,387	22,126	5.56%

Less: Allowance for loan losses	(34,287)			(27,064)
Non-interest earning assets	162,655			159,362

Total assets	$1,708,553			$1,737,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,159,610	$4,802	1.66%	$1,158,976	$6,084	2.11%
NOW and money market deposits	172,300	408	0.95	156,992	393	1.00
Savings accounts	37,338	62	0.67	36,428	66	0.73
Federal funds purchased and repurchase agreements	11,169	118	4.24	11,590	120	4.15
FHLB advances	18,015	139	3.09	50,809	500	3.95
Junior subordinated debentures	33,325	228	2.74	34,000	236	2.78

Total interest-bearing liabilities	1,431,757	5,757	1.61%	1,448,795	7,399	2.05%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	104,211			103,379
Other liabilities	5,983			6,306

Total liabilities	1,541,951			1,558,480
Stockholders’ equity	166,602			179,205

Total liabilities and stockholders’ equity	$1,708,553			$1,737,685

Net interest income		$13,441			$14,727

Net interest spread			3.30%			3.51%

Net interest margin			3.45%			3.71%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ending June 30, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,279,461	$35,699	5.63%	$1,380,553	$39,644	5.79%
Securities
Taxable	116,340	2,155	3.74	152,740	4,311	5.69
Tax-exempt (3)	27,373	528	5.98	21,488	431	6.22
FHLB stock	10,072	226	4.52	10,072	226	4.52
Other equity securities	1,400	26	3.75	1,813	23	2.56
Federal funds sold and other	151,196	180	0.24	107,400	117	0.22

Total interest-earning assets	1,585,842	38,814	4.97%	1,674,066	44,752	5.42%

Less: Allowance for loan losses	(34,260)			(27,196)
Non-interest earning assets	171,739			138,809

Total assets	$1,723,321			$1,785,679

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,163,201	$9,677	1.68%	$1,203,592	$12,948	2.17%
NOW and money market deposits	172,189	832	0.97	160,233	844	1.06
Savings accounts	36,766	123	0.67	35,458	134	0.76
Federal funds purchased and repurchase agreements	11,257	236	4.23	11,598	239	4.16
FHLB advances	16,379	281	3.46	58,515	1,220	4.20
Junior subordinated debentures	33,437	456	2.75	34,000	463	2.75

Total interest-bearing liabilities	1,433,229	11,605	1.63%	1,503,396	15,848	2.13%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	105,148			101,091
Other liabilities	6,417			6,684

Total liabilities	1,544,794			1,611,171
Stockholders’ equity	178,527			174,508

Total liabilities and stockholders’ equity	$1,723,321			$1,785,679

Net interest income		$27,209			$28,904

Net interest spread			3.34%			3.29%

Net interest margin			3.50%			3.51%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2011 vs. 2010			Six Months Ended June 30, 2011 vs. 2010
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:

Loan receivables	$(926)	$(1,256)	$(2,182)	$(1,101)	$(2,844)	$(3,945)

Securities	(550)	(259)	(809)	(1,321)	(738)	(2,059)

Other equity securities	4	(2)	2	9	(6)	3

Federal funds sold and other	13	48	61	12	51	63

Total decrease in interest income	(1,459)	(1,469)	(2,928)	(2,401)	(3,537)	(5,938)

Interest-bearing liabilities:

Certificates of deposit and other time deposits	(1,285)	3	(1,282)	(2,849)	(422)	(3,271)

NOW and money market accounts	(22)	37	15	(73)	61	(12)

Savings accounts	(6)	2	(4)	(16)	5	(11)

Federal funds purchased and repurchased agreements	2	(4)	(2)	4	(7)	(3)

FHLB advances	(90)	(271)	(361)	(185)	(754)	(939)

Junior subordinated debentures	(3)	(5)	(8)	1	(8)	(7)

Total decrease in interest expense	(1,404)	(238)	(1,642)	(3,118)	(1,125)	(4,243)

Increase (decrease) in net interest income	$(55)	$(1,231)	$(1,286)	$717	$(2,412)	$(1,695)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Service charges on deposit accounts	$659	$793	$1,289	$1,513
Income from fiduciary activities	246	273	501	525
Secondary market brokerage fees	76	130	152	190
Title insurance commissions	22	39	53	76
Gains on sales of loans originated for sale	320	184	541	275
Gains on sales of investment securities, net	1,025	24	1,108	81
Other than temporary impairment on securities	—	(465)	—	(465)
Other	517	519	1,008	994
Total non-interest income	$2,865	$1,497	$4,652	$3,189

Non-interest income for the second quarter ended June 30, 2011 increased $1.4 million, or 91.4%, compared with the second quarter of 2010.  For the six months ended June 30, 2011 non-interest income increased by $1.5 million to $4.7 million compared with $3.2 million for the same period of 2010. The increase in non-interest income for the second quarter and six months ended June 30, 2011 was primarily due to increased gains on sales of investment securities and loans originated for sale, partially offset by lower service charges on deposit accounts. During the quarter, certain securities were liquidated and replaced in an effort to reduce market value volatility. In addition, an other than temporary impairment charge totaling $465,000 was recorded in the 2010 second quarter.  There was no comparable charge in the second quarter of 2011. Finally, gains on sales of loans originated for sale includes gains on the sales of commercial loans guaranteed by the USDA or SBA totaling $278,000 and $426,000, respectively for the three and six month ended June 30, 2011.  There were no sales of this nature in the comparable periods for 2010.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Salary and employee benefits	$4,180	$3,931	$8,304	$7,878
Occupancy and equipment	981	1,015	1,953	2,037
Goodwill impairment charge	23,794	—	23,794	—
Other real estate owned expense	22,109	3,854	23,476	4,232
FDIC insurance	855	706	1,710	1,411
Loan collection expense	925	182	1,187	357
State franchise tax	582	543	1,164	1,086
Professional fees	354	292	634	558
Communications	165	173	333	359
Postage and delivery	128	198	251	386
Advertising	87	77	189	173
Office supplies	69	92	180	189
Other	530	450	979	896
Total non-interest expense	$54,759	$11,513	$64,154	$19,562

Non-interest expense for the second quarter ended June 30, 2011 increased $43.2 million, or 375.6%, compared with the second quarter of 2010. For the six months ended June 30, 2011, non-interest expense increased $44.6 million, or 228.0%, to $64.2 million compared with $19.6 million for the first six months of 2010. The increases in non-interest expense for the second quarter and six months ended June 30, 2011 over the same periods for the prior year were primarily attributable to a one-time goodwill impairment charge of $23.8 million. We also had a significant increase other real estate owned expense from increased losses on sales of OREO, OREO write-downs to reflect current market values, the impact of our strategy change in regard to certain OREO properties, and OREO maintenance expenses. Expenses related to other real estate owned include:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Net loss on sales	$6,485	$91	$6,876	$90
Impairment write-downs	14,951	3,640	15,437	3,880
Operating expense	673	123	1,163	262
Total	$22,109	$3,854	$23,476	$4,232

During the second quarter, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain condominium projects would require extended holding periods to sell the properties at recent appraised values.  Accordingly, during June, the Company sold, in a single transaction, 54 finished condominium property units from several condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.  In addition, management adjusted its valuations for similar condominium and residential development properties held in OREO through provision of an allowance of $10.6 million on OREO with the objective of marketing these properties more aggressively.  We also recorded impairment write-downs of approximately $4.4 million during the second quarter of 2011 to reflect the declining values of properties in the portfolio based on new appraisals received during the quarter.

In addition, FDIC insurance assessments increased as a result of our non-performing asset levels, loan collection expense increased due primarily to a settlement of a lawsuit during the quarter, and salaries and employee benefits expense increased due to merit raises and increases in staff primarily in the credit and problem asset workout areas. Our efficiency ratio was 202.6% for the second quarter of 2011, compared with 69.1% for the second quarter of 2010.  Our efficiency ratio increased primarily due to higher credit related costs and increases in other real estate owned expense.

Goodwill Impairment

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment this quarter because the market price of our common stock which trades publicly on the NASDAQ experienced a significant drop throughout the months of May and June 2011.  We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  At that time our common stock was trading between $10 and $11 per share.  While step 1 of last year’s evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 to a low of $7.89 per share and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.  Our market value to book value ratios are noted below.  The ratio at June 30, 2011 is reflected on a pre-goodwill impairment charge basis.

Market Value to Book Value Ratio:

	Book Value Per Share	Market Per Share	Market to Book Ratio
12/31/2010	$12.76	$10.31	81%
3/31/2011	$12.79	$7.89	62%
6/30/2011	$9.47	$4.98	53%

We evaluated the potential negative impact on the value of our common stock from being removed from the Russell 3000 Index during June 2011, the trend of lower earnings in 2011 compared to historical performance due to the continuing impact on earnings from loan loss provisions, non-performing loans, and foreclosed properties, and recent regulatory agreements entered into by the company. Our goodwill impairment testing completed during the fourth quarter of 2010 included, among other things, future projections of earnings at levels exceeding actual results for 2011. The level of loan loss provisions and the cost of foreclosed properties continue to exceed our prior expectations as we work through issues with our non-performing loan levels and other real estate owned portfolio.

The fair value was determined utilizing our market capitalization based upon recent common stock price levels.  We also considered market comparison transactions and control premiums for institutions of a similar size and performance.  Based on this analysis, we determined that our goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory ratios.

Income Tax Expense – Income tax benefit was $12.2 million, or 23.3% of pre-tax loss, for the second quarter ended June 30, 2011, and $11.9 million, or 23.3% of pre-tax loss, for the first six months of 2011, compared with income tax benefit of $758,000, or 40.1% of pre-tax loss for the second quarter of 2010, and income tax expense of $806,000, or 27.5% of pre-tax income, for the first six months of 2010.  The decrease in effective tax rate is attributable to the effect of the non-deductible portion of the goodwill impairment charge and restricted stock vesting at a price lower than grant price, partially offset by an increase in tax exempt interest income. See footnote 9, “Income Taxes”.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Federal statutory rate times financial statement income	$(18,254)	$(661)	$(17,883)	$1,026
Effect of:
Tax-exempt income	(94)	(76)	(185)	(152)
Goodwill impairment charge	6,169	—	6,169	—
Non-taxable life insurance income	(25)	(26)	(49)	(50)
Vesting of restricted stock	26	—	26	—
Federal tax credits	(12)	(11)	(23)	(23)
Other, net	26	16	42	5
Total	$(12,164)	$(758)	$(11,903)	$806

Analysis of Financial Condition

Total assets decreased $47.5 million, or 2.8%, to $1.68 billion at June 30, 2011 from $1.72 billion at December 31, 2010.  This decrease was primarily attributable to decreases of $57.4 million and $17.7 million in net loans and other real estate owned, respectively, and the $23.8 million write-down of goodwill. These decreases were partially offset by an increase of $51.2 million in securities available for sale. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The decrease in other real estate owned was due primarily to a $5.2 million bulk sale transaction of condo units with a book value of $11.0 million resulting in a pre-tax loss on sale of approximately $5.8 million and an additional valuation allowance provision of $10.6 million for similar OREO properties in conjunction with our change in strategy to more aggressively dispose of these properties, offset by net additions of $6.4 million to the portfolio. The increase in securities available for sale was primarily due to lower loan demand. Total assets at June 30, 2011 decreased $84.2 million from $1.76 billion at June 30, 2010, representing a 4.8% decrease.

Loans Receivable – Loans receivable decreased $53.0 million, or 4.1%, during the six months ended June 30, 2011 to $1.25 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $48.1 million, or 6.6%, during the six months and comprised 54.7% of the total loan portfolio at June 30, 2011. The decline was attributable to net charge-offs of $14.4 million, transfers to OREO of $15.3 million, and loan payoffs outpacing loan funding by approximately $23.2 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2011		2010
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$77,249	6.18%	$90,290	6.93%
Commercial Real Estate
Construction	160,181	12.82	199,524	15.32
Farmland	90,273	7.22	85,523	6.56
Other	446,136	35.70	441,844	33.92
Residential Real Estate
Multi-family	69,971	5.60	74,919	5.75
Other	350,528	28.05	353,418	27.13
Consumer	29,799	2.38	31,913	2.45
Agriculture	24,623	1.97	24,177	1.86
Other	1,051	0.08	1,060	0.08
Total loans	$1,249,811	100.00%	$1,302,668	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$1,146	$594
Non-accrual loans	60,331	59,799
Total non-performing loans	61,477	60,393
Real estate acquired through foreclosure	49,913	67,635
Other repossessed assets	54	52
Total non-performing assets	$111,444	$128,080

Non-performing loans to total loans	4.92%	4.64%
Non-performing assets to total assets	6.65%	7.43%
Allowance for non-performing loans	$9,475	$7,977
Allowance for non-performing loans to non-performing loans	15.41%	13.21%

Nonperforming loans at June 30, 2011 were $61.5 million, or 4.92% of total loans, compared with $48.7 million, or 3.64% of total loans, at June 30, 2010, and $60.4 million, or 4.64% of total loans at December 31, 2010.  The increase of $1.1 million in non-performing loans from December 31, 2010 to June 30, 2011 is primarily attributable to the loss of tenants or the inability to lease vacant space by our commercial customers and continued weakness in housing unit sales.

Loans past due 30-59 days increased from $21.0 million at December 31, 2010 to $24.4 million at June 30, 2011.  Loans past due 60-89 days increased from $6.1 million at December 31, 2010 to $12.4 million at June 30, 2011.  This represents a $9.7 million increase from December 31, 2010 to June 30, 2011 in loans past due 30-89 days.  These increases were primarily in the commercial and commercial real estate segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Past due loans, by their nature, may migrate to nonperforming status if the credit weaknesses which caused delinquency status are not remedied. Subsequent to June 30, 2011, we entered negotiations with a classified loan customer to obtain deed in lieu of foreclosure for commercial real estate collateral located in Gallatin and Hendersonville, Tennessee. Our recorded investment, which includes principal and accrued interest, in the three loans secured by this collateral totalled approximately $10.3 million at June 30, 2011.  These loans were 16 to 64 days past due at June 30, 2011 due to deteriorating financial conditions being experienced by the borrowers and the guarantors.  These loans were graded substandard, classified as impaired, and on accrual status at June 30, 2011, as the credits were well-secured and in the process of collection. We took action to seek a deed to protect our collateral from potential liens and litigation arising from business matters between the guarantors in which we were not involved.

We received deeds to the property in July 2011 and transferred the property into Other Real Estate Owned at approximately $10.3 million which was the carrying amount of our loans.  The collateral was appraised in 2011 for approximately $15 million. We believe we will recover our recorded investment in its entirety through the sale of this real estate. The transfer resulted in no charge to the allowance for loan losses or any additional provision for loan losses.  Had this transaction occurred before June 30, 2011 our OREO would have increased from $49.9 million to $60.1 million and our non-performing assets as a percentage of total assets would have increased from 6.65% to 7.26%.

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

Our loan modifications have taken the form of reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. Our restructured loans are all collateral secured loans. If a customer fails to perform under the modified terms, we place the loan(s) on non-accrual status and begin the process of working with the customer to liquidate the underlying collateral to satisfy the debt.

At June 30, 2011, we had 41 restructured loans totaling $28.4 million with borrowers who experienced deterioration in financial condition compared with 44 loans totaling $25.5 million at December 31, 2010. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 19 loans totaling approximately $9.0 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties. We do not hold a junior lien position on these restructured loans. Management believes these loans are well secured and the borrowers have the ability to repay the loans in accordance with the renegotiated terms.  As such, these restructured loans were on accrual status at the balance sheet date as payments were being made according to the restructured loan terms.

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

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan to be a troubled debt restructure.  Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) reduction or deferral of principal, or (iii) reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings.  When a modification of terms is made for a competitive reason, we do not consider that to be a troubled debt restructuring.  A primary example of a competitive modification would be an interest rate reduction for a performing customer’s loan to a market rate as the result of a market decline in rates.

Foreclosed Properties – Foreclosed properties at June 30, 2011 were $49.9 million compared with $68.5 million at June 30, 2010 and $67.6 million at December 31, 2010.  See Footnote 5, “Other Real Estate Owned”, to the financial statements. During the first six months of 2011 we acquired $15.3 million of OREO properties, completed improvements to single family residential units of approximately $1.4 million, and sold properties totaling approximately $19.0 million. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

During the second quarter of 2011, management, with concurrence of the Board of Directors, determined that certain foreclosed properties held in our portfolio were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain residential development properties were going to require extended holding periods to sell the properties at recent appraised values.  Given our change in strategy to reduce non-performing assets in an accelerated manner, management adjusted downward the valuations for certain residential development properties in our portfolio by approximately 50% to reflect the likely net realizable value achievable by aggressively marketing these properties through non-traditional channels.

Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $22.1 million and $23.5 million, respectively, for the three and six months ended June 30, 2011, compared with $3.9 million and $4.2 million, respectively, for the same periods of 2010.

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

Our loan loss reserve, as a percentage of total loans at June 30, 2011, increased to 3.10% from 2.01% at June 30, 2010, and from 2.63% at December 31, 2010.  Provision for loan losses increased $7.1 million to $13.7 million for the second quarter of 2011 compared with the second quarter of 2010. Provision for loan losses increased $9.2 million to $18.8 million for the six months ended June 30, 2011 compared with $9.6 million for the same six months of 2010.  Net loan charge-offs for the second quarter of 2011 were $8.6 million, or 0.68% of average loans, compared with $6.3 million, or 0.46%, for the second quarter of 2010, and $5.8 million, or 0.45%, for the first quarter of 2011. Net loan charge-offs for the six months ended June 30, 2011 were $14.4 million, or 1.12% of average loans, compared with $9.2 million, or 0.66%, for the first six months of 2010. Our allowance for loan losses to nonperforming loans increased to 62.98% at June 30, 2011, compared with 56.77% at December 31, 2010, and 55.11% at June 30, 2010.  The change in this metric between periods is attributable to the fluctuation in non-accrual loans.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loan to non-performing loans was 15.4% at June 30, 2011 compared with 14.8% at June 30, 2010, and 13.2% at December 31, 2010.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2011 and 2010 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(dollars in thousands)

Balance at beginning of period	$33,599	$26,543	$34,285	$26,392
Provision for loan losses	13,700	6,600	18,800	9,600
Recoveries	14	96	95	153
Charge-offs	(8,596)	(6,403)	(14,463)	(9,309)
Balance at end of period	$38,717	$26,836	$38,717	$26,836

Allowance for loan losses to period-end loans	3.10%	2.01%	3.10%	2.01%
Net charge-offs to average loans	0.68%	0.46%	1.12%	0.66%
Allowance for loan losses to non-performing loans	62.98%	55.11%	62.98%	55.11%

Liabilities – Total liabilities at June 30, 2011 were $1.526 billion compared with $1.535 billion at December 31, 2010, a decrease of $8.5 million, or 0.6%.This decrease was primarily attributable to a decrease in deposits of $32.2 million, or 2.2%, to $1.44 billion at June 30, 2011 from $1.47 billion at December 31, 2010. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances increased by $23.9 million, or 159.2%, to $38.9 million from $15.0 million at December 31, 2010.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds.  The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Demand	$105,148	–	$102,383	–
Interest checking	88,415	0.86%	83,111	0.85%
Money market	83,774	1.10	81,430	1.24
Savings	36,766	0.67	35,393	0.74
Certificates of deposit	1,163,201	1.68	1,156,724	2.02
Total deposits	$1,477,304	1.45%	$1,459,041	1.74%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Less than $100,000	$582,542	1.64%	$579,978	2.00%
$100,000 or more	580,659	1.72%	576,746	2.05%
Total	$1,163,201	1.68%	$1,156,724	2.02%

The following table shows at June 30, 2011 and December 31, 2010 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	June 30,	December 31,
Maturity Period	2011	2010
	(in thousands)

Three months or less	$78,806	$88,778
Three months through six months	81,401	84,908
Six months through twelve months	102,261	117,405
Over twelve months	290,364	306,781
Total	$552,832	$597,872

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities and other wholesale funding. During 2010 and the first six months of 2011, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2011, these deposits totaled $129.1 million compared with $149.2 million at December 31, 2010. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.  The following table shows at June 30, 2011 the amount of our brokered certificates of deposit by time remaining to maturity:

As of
Maturity Period	June 30, 2011
(in thousands)
Three months or less	$10,797
Three months through six months	—
Six months through twelve months	12,129
Over twelve months	106,157
Total	$129,083

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements.  At June 30, 2011, the Bank had an unused borrowing capacity with the FHLB of $82.1 million.  PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $19.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks, and financing obtained in the capital markets. PBI Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any future dividends to the Company.

Capital

Stockholders’ equity decreased $39.0 million to $150.5 million at June 30, 2011 compared with $189.4 million at December 31, 2010. The decrease was due to a net loss of earnings during the first half of 2011, further reduced by dividends declared on common stock, dividends paid on 5% cumulative preferred stock, and dividends paid on participating preferred stock.  These reductions were partially offset by increased unrealized net gains on available-for-sale securities.

Porter Bancorp has agreed with the Federal Reserve to obtain the Federal Reserve’s written consent prior to declaring or paying future dividends.  The primary source of revenue for Porter Bancorp is dividends that may be declared from time to time by PBI Bank.  PBI Bank has agreed with its primary regulators to obtain written consent prior to declaring or paying future dividends to Porter Bancorp. At June 30, 2011, Porter Bancorp had approximately $16.6 million of cash on deposit available to support its ongoing operations.

On July 29, 2011, the Bank filed its call report, indicating that its Tier 1 leverage ratio had declined to 8.83% which is below the 9.0% minimum capital ratio required by the Consent Order.  Management held discussions with our regulators regarding the Bank’s leverage ratio being under the 9% requirement by 17 basis points as a result of our change in strategy to reduce non-performing assets more aggressively.  It is expected that the Bank’s leverage ratio will exceed 9% by September 30, 2011 due to one or a combination of the following actions:

●	A decrease in average assets.
●	An increase in the Bank’s capital from earnings in the third quarter of 2011.
●	A capital injection of approximately $3 million to the Bank from cash on hand at Porter Bancorp.

Our regulators gave their initial opinion that this is satisfactory and would remedy the violation of the Consent Order.

See Footnote 12, “Regulatory Matters” for detailed regulatory capital ratios.

Regulation G Disclosure

This report contains non-GAAP financial measures within the meaning of Regulation G promulgated by the Securities and Exchange Commission (the “SEC”). The Company believes these non-GAAP financial measures provide information that is useful to the users of its financial information regarding the Company’s financial condition and results of operations. Additionally, the Company uses these non-GAAP measures to evaluate its past performance and prospects for future performance.  The Company believes this non-GAAP financial information is helpful in understanding the results of operations separate and apart from items that may, or could, have a disproportional positive or negative impact in any particular period.

While the Company believes these non-GAAP financial measures are useful in evaluating Company performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with U.S. GAAP.  Further, these non-GAAP financial measures may differ from similar measures presented by other companies.

The Company recognized an impairment charge for goodwill during the three month period ending June 30, 2011, which substantially impacts the reported financial results for that period.  The Company believes excluding the impairment charge provides investors and other interested parties with an additional meaningful measure to evaluate the Company’s results of operations. The following table reconciles the non-GAAP financial measure “Net loss available to common shareholders excluding goodwill impairment charge, net of taxes” with “Net loss available to common shareholders” calculated and presented in accordance with GAAP.

	Three Months Ended June 30, 2011	Earnings Per Common Share Impact
(In thousands except per share data)
Net loss to common shareholders as reported	$(38,960)	$(3.33)
Less: Goodwill impairment, net of taxes	(21,635)	(1.85)
Net loss to common shareholders excluding goodwill impairment charge, net of taxes	$(17,325)	$(1.48)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2011, and December 31, 2010. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 7.2% at June 30, 2011, compared with an increase of 7.8% at December 31, 2010, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2011, as calculated using the static shock model approach:

	Change in Future
	Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)

+ 200 basis points	$8,055	14.31%
+ 100 basis points	4,029	7.16

We did not run a model simulation for declining interest rates as of June 30, 2011, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  In our July 28, 2011 press release announcing financial results for the second quarter ended June 30, 2011, we stated that we were considering taking possession of real property that was collateral for loans having a principal balance of approximately $10 million in the near future.  Work-out officers of PBI Bank authorized to act with respect to the credit had received deeds in lieu of foreclosure on the collateral on July 21, 2011. The accounting entries were not recorded until July 29, 2011 and our disclosure committee did not recognize that this transaction had occurred before the filing of the press release on July 28, 2011.  We have controls in place over the identification, measurement, and reporting of problem assets.  However, during the time frame covering the preparation of this filing on Form 10-Q it became apparent to management that these controls did not operate sufficiently to ensure timely disclosure of this transaction.  Accordingly, we concluded that enhancements to our controls were in order.  To remediate our controls and procedures in this regard, we are adopting a more formal authorization process for accepting a deed in lieu of foreclosure and enhancing the current procedures for managing, recording, and disclosing transactions for which the bank takes a deed or deeds to real estate in satisfaction of the bank’s loans to ensure timely recording and disclosure.  There was no other change in our internal control over financial reporting during the fiscal quarter covered by this report and through the date of this filing that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings.  In the opinion of management, there is no known legal proceeding pending which an adverse decision would be expected to result in a material adverse change in our business or consolidated financial position. See Footnote 13, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K, other than as set forth below.

We are subject to a Consent Order with the FDIC and the KDFI and a memorandum of understanding with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

Our good standing with bank regulatory agencies is of fundamental importance to the continuation of our businesses. In June 2011, the Bank agreed to a Consent Order by the FDIC and KDFI by which the Bank agreed to develop and implement actions to reduce the amount of classified assets and improve earnings. Compliance with the Consent Order will increase our operating expense, which could adversely affect our financial performance. Any material failures to comply with the consent order would likely result in more stringent enforcement actions by the FDIC and KDFI, which could damage the reputation of the Bank and have a material adverse effect on our business. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.

In 2010, we entered into a memorandum of understanding with the Federal Reserve Bank of St. Louis. Pursuant to the memorandum, we made informal commitments including, among other things, to use our financial and management resources to assist the Bank in addressing weaknesses identified by the FDIC and KDFI.  Following PBI Bank’s agreement to the Consent Order with the FDIC and KDFI, the Federal Reserve Bank of St. Louis may enter into a similar formal agreement with the Corporation. Any material failures to comply with such an agreement would likely result in more stringent enforcement actions by the Federal Reserve which could damage our reputation and have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. (Removed & Reserved)

Item 5. Other Information

On July 28, 2011, Porter Bancorp, Inc. issued a press release announcing its financial results for the second quarter ended June 30, 2011.  In the release, the Company reported that it had elevated monitoring on a significant credit classified as performing at June 30, 2011, but which had become past due during the second quarter.  The credit had a principal balance of approximately $10 million, and the collateral is a retail development having a current appraised value well in excess of loan value. The Company also stated that it may ultimately take possession of the collateral to protect its position in the near future.

Our July 28, 2011 press release should have noted that on July 21, 2011, PBI Bank accepted a deed in lieu of foreclosure with respect to the collateral.  As stated in its second quarter release, the Company does not expect to incur a loss in connection with this credit because the current appraised value of the property is well in excess of the value of the loan.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 15, 2011	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

August 15, 2011	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief
Accounting Officer