Form 10-Q
period 2011-09-30
Porter Bancorp, Inc.
filed 2011-11-10
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

11,830,261 shares of Common Stock, no par value, were outstanding at October 31, 2011.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2011 and December 31, 2010
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2011
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from financial institutions	$115,001	$178,693
Federal funds sold	5,380	6,742
Cash and cash equivalents	120,381	185,435
Securities available for sale	158,813	106,309
Mortgage loans held for sale	257	345
Loans, net of allowance of $39,492 and $34,285, respectively	1,166,592	1,268,383
Premises and equipment	21,791	22,468
Other real estate owned	44,933	67,635
Goodwill	--	23,794
Deferred tax assets, net	24,005	12,958
Accrued interest receivable and other assets	41,251	36,625
Total assets	$1,578,023	$1,723,952

Liabilities and Stockholders' Equity
Deposits
Non-interest bearing	$104,694	$98,398
Interest bearing	1,268,753	1,369,270
Total deposits	1,373,447	1,467,668
Federal funds purchased and repurchase agreements	11,328	11,616
Federal Home Loan Bank advances	13,155	15,022
Accrued interest payable and other liabilities	8,000	6,681
Subordinated capital note	7,875	8,550
Junior subordinated debentures	25,000	25,000
Total liabilities	1,438,805	1,534,537

Stockholders' equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A - 35,000 issued and outstanding;
Liquidation preference of $35 million at September 30, 2011	34,617	34,484
Series C - 317,042 issued and outstanding;
Liquidation preference of $3.6 million at September 30, 2011	3,283	3,283
Common stock, no par, 19,000,000 shares authorized, 11,830,581
and 11,846,107 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	19,747	19,438
Retained earnings (deficit)	(35,219)	17,822
Accumulated other comprehensive income	4,554	2,152
Total stockholders' equity	139,218	189,415
Total liabilities and stockholders' equity	$1,578,023	$1,723,952

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income
Loans, including fees	$16,652	$19,293	$52,351	$58,937
Taxable securities	987	1,689	3,168	6,023
Tax exempt securities	298	212	826	643
Fed funds sold and other	166	146	572	489
	18,103	21,340	56,917	66,092
Interest expense
Deposits	4,966	5,890	15,598	19,816
Federal Home Loan Bank advances	138	498	419	1,718
Subordinated capital note	69	83	213	235
Junior subordinated debentures	156	170	468	481
Federal funds purchased and other	119	123	355	362
	5,448	6,764	17,053	22,612
Net interest income	12,655	14,576	39,864	43,480
Provision for loan losses	8,000	5,000	26,800	14,600
Net interest income after provision for loan losses	4,655	9,576	13,064	28,880

Non-interest income
Service charges on deposit accounts	690	757	1,979	2,270
Income from fiduciary activities	237	226	738	751
Secondary market brokerage fees	32	83	184	273
Title insurance commissions	20	38	73	114
Net gain on sales of loans originated for sale	123	135	664	410
Net gain on sales of securities	--	2,175	1,108	2,256
Other than temporary impairment on securities	--	--	--	(465)
Other	598	517	1,606	1,511
	1,700	3,931	6,352	7,120
Non-interest expense
Salaries and employee benefits	3,780	3,849	12,084	11,727
Occupancy and equipment	957	1,070	2,910	3,107
Goodwill impairment	--	--	23,794	--
Other real estate owned expense	17,029	2,163	40,505	6,395
FDIC insurance	930	855	2,640	2,266
Loan collection expense	802	191	1,989	548
State franchise tax	582	543	1,746	1,629
Professional fees	329	239	963	797
Communications	176	179	509	538
Postage and delivery	117	183	368	569
Advertising	93	104	282	277
Other	628	573	1,787	1,658
	25,423	9,949	89,577	29,511
Income (loss) before income taxes	(19,068)	3,558	(70,161)	6,489
Income tax expense (benefit)	(6,906)	1,137	(18,809)	1,943
Net income (loss)	(12,162)	2,421	(51,352)	4,546
Less:
Dividends on preferred stock	437	498	1,312	1,373
Accretion on Series A preferred stock	45	44	133	132
Earnings (loss) allocated to participating securities	(463)	88	(1,995)	81
Net income (loss) to common shareholders	$(12,181)	$1,791	$(50,802)	$2,960
Basic earnings (loss) per common share	$(1.04)	$0.16	$(4.34)	$0.30
Diluted earnings (loss) per common share	$(1.04)	$0.15	$(4.34)	$0.30

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders'Equity
For Nine Months Ended September 30, 2011
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional	Retained	Other
		Series A	Series C		Series A	Series C	Paid-In	Earnings	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	(Deficit)	Income	Total

Balances, January 1, 2011	11,846,107	35,000	317,042	$112,236	$34,484	$3,283	$19,438	$17,822	$2,152	$189,415
Issuance of unvested stock	2,800	-		-	-	-	-	-	-	-
Forfeited unvested stock	(18,326)	-	-	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	309	-	-	309
Comprehensive income (loss):
Net income (loss)	-	-	-	-	-	-	-	(51,352)	-	(51,352)
Changes in accumulated other
comprehensive income, net of taxes	-	-	-	-	-	-	-	-	2,402	2,402
Total comprehensive income (loss)	-	-	-	-	-	-	-	-	-	(48,950)
Dividends 5% on Series A preferred stock	-	-	-	-	-	-	-	(1,312)	-	(1,312)
Dividends on Series C preferred
stock ($0.02 per share)	-	-	-	-	-	-	-	(7)	-	(7)
Accretion of Series A preferred
stock discount	-	-	-	-	133	-	-	(133)	-	-
Cash dividends declared on
common stock ($0.02 per share)	-	-	-	-	-	-	-	(237)	-	(237)

Balances, September 30, 2011	11,830,581	35,000	317,042	$112,236	$34,617	$3,283	$19,747	$(35,219)	$4,554	$139,218

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Nine Months Ended September 30, 2011 and 2010
(dollars in thousands)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(51,352)	$4,546
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	1,838	2,289
Provision for loan losses	26,800	14,600
Net amortization (accretion) on securities	1,036	(161)
Goodwill impairment charge	23,794	--
Stock-based compensation expense	342	348
Deferred income taxes (benefit)	(11,047)	(909)
Net gain on loans originated for sale	(664)	(410)
Loans originated for sale	(21,682)	(20,580)
Proceeds from sales of loans originated for sale	21,851	20,641
Net (gain) loss on sales of investment securities	(1,108)	(1,791)
Net loss on sales of other real estate owned	7,549	302
Net write-down of other real estate owned	30,702	4,805
Earnings on bank owned life insurance	(224)	(220)
Net change in accrued interest receivable and other assets	(4,767)	2,976
Net change in accrued interest payable and other liabilities	27	(282)
Net cash from operating activities	23,095	26,154
Cash flows from investing activities
Purchases of available-for-sale securities	(113,779)	(26,792)
Sales and calls of available-for-sale securities	50,023	32,914
Maturities and prepayments of available-for-sale securities	15,018	19,813
Proceeds from sale of other real estate owned	9,323	20,565
Improvements to other real estate owned	(1,596)	(1,792)
Loan originations and payments, net	51,793	(10,510)
Purchases of premises and equipment, net	(324)	(289)
Net cash from investing activities	10,458	33,909
Cash flows from financing activities
Net change in deposits	(94,221)	(140,033)
Net change in federal funds purchased and repurchase agreements	(288)	22,566
Repayment of Federal Home Loan Bank advances	(26,867)	(212,217)
Advances from Federal Home Loan Bank	25,000	240,000
Repayment of subordinated capital note	(675)	(225)
Issuance of preferred stock and warrants	--	11,064
Issuance of common stock and warrants	--	19,476
Cash dividends paid on preferred stock	(1,319)	(1,409)
Cash dividends paid on common stock	(237)	(4,588)
Net cash from financing activities	(98,607)	(65,366)
Net change in cash and cash equivalents	(65,054)	(5,303)
Beginning cash and cash equivalents	185,435	172,173
Ending cash and cash equivalents	$120,381	$166,870
Supplemental cash flow information:
Interest paid	$17,183	$23,198
Income taxes paid	2,000	3,850
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$31,232	$82,977
Financed sales of other real estate owned	7,956	3,309

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards

In April 2011, the FASB issued ASU No. 2011-02, ‘A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU no. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The adoption of ASU No. 2011-02 resulted in the identification of additional troubled debt restructurings during the quarter totaling approximately $33.4 million as well as additional disclosures which have been incorporated into Footnote 4 as of September 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  Overall, this guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value of for disclosing information about fair value measurements.  The provisions of this new amendment are effective for interim or annual reporting periods beginning after December 15, 2011.  The effect of adopting this standard is not expected to have a material impact on the Company’s statements of operations and condition.

In June 2011, The FASB issued ASU No. 2011-05, “Comprehensive Income:  Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  This guidance requires comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The provisions of this new guidance are effective for fiscal years beginning after December 15, 2011.  The adoption of this standard will have no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment.”  The provisions of ASU No. 2011-08 simplify the manner in which an entity may test for goodwill impairment.  The provisions permit the consideration of qualitative factors to determine whether it is more likely than not impairment exists prior to performing the two-step impairment test as described in Topic 350, “Intangible – Goodwill and Other.”  Under this guidance, an entity is not required to calculate the fair value of the reporting unit unless the consideration of the qualitative factors indicates a likelihood of more than 50 percent.  The provisions of this new guidance are effective for fiscal years beginning after December 15, 2011.  As the Company recorded an impairment charge eliminating all goodwill during the second quarter 2011, the adoption of ASU No. 2011-08 will not have an impact on the Company’s statements of operations and condition.

Note 2 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2011, the Company had granted outstanding options to purchase 4,058 shares.  The Company also had granted  102,392 unvested shares net of forfeitures and vesting. The Company has 216,486 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 25,472 shares and issued 5,218 unvested shares to non-employee directors. At September 30, 2011, 64,183 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Nine Months Ended		Twelve Months Ended
	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning	86,469	$20.72	312,227	$21.80
Forfeited	(9,557)	19.49	(16,797)	21.55
Expired	(47,382)	21.49	(208,961)	22.27
Outstanding, ending	29,530	$19.88	86,469	$20.72

The following table details stock options outstanding:
September 30,
2011
Stock options vested and currently exercisable:	29,530
Weighted average exercise price	$19.88
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.7
Total Options Outstanding:	29,530
Aggregate intrinsic value	$0
Weighted average remaining life (in years)	0.7

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of the vested and expected to vest stock options is $0 at September 30, 2011.  There were no options exercised during the first nine months of 2011.  The Company recorded no stock option compensation expense during the nine months ended September 30, 2011.  No options were modified during the period.  As of September 30, 2011, no stock options issued by the Company have been exercised.

From time-to-time the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. The fair value of the 2011 unvested shares issued to non-employee directors was $5.36 per share. The Company recorded $342,000 and $346,000 of stock-based compensation during the first nine months of 2011 and 2010, respectively, to salaries and employee benefits.  A deferred tax benefit of $116,000 and $121,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended		Twelve Months Ended
	September 30, 2011		December 31, 2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	157,697	$13.43	119,598	$15.00
Granted	2,800	5.36	72,655	11.11
Vested	(34,561)	13.09	(24,505)	14.46
Forfeited	(18,326)	14.13	(10,051)	12.78
Outstanding, ending	107,610	$13.21	157,697	$13.43

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2011 and beyond is estimated as follows (in thousands):

October 2011 - December 2011	$108
2012	442
2013	357
2014	249
2015 & thereafter	154

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
September 30, 2011
U.S. Government and federal agency	$10,533	$1,239	$--	$11,772
Agency mortgage-backed: residential	96,764	2,662	(1)	99,425
State and municipal	35,284	2,624	(3)	37,905
Corporate bonds	7,255	416	(122)	7,549
Other	572	45	--	617
Total debt securities	150,408	6,986	(126)	157,268
Equity	1,400	217	(72)	1,545
Total	$151,808	$7,203	$(198)	$158,813

December 31, 2010
U.S. Government and federal agency	$5,973	$37	$--	$6,010
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855
State and municipal	26,039	995	(32)	27,002
Corporate bonds	8,744	507	(32)	9,219
Other	572	--	--	572
Total debt securities	101,598	3,129	(69)	104,658
Equity	1,400	254	(3)	1,651
Total	$102,998	$3,383	$(72)	$106,309

Sales and calls of available for sale securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Proceeds	$370	$24,500	$50,023	$32,914
Gross gains	--	2,872	1,108	3,152
Gross losses	--	(697)	--	(896)

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2011
	Amortized	Fair
	Cost	Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$1,104	$1,115
One to five years	16,779	17,950
Five to ten years	34,128	36,962
Beyond ten years	1,633	1,816
Agency mortgage-backed: residential	96,764	99,425
Total	$150,408	$157,268

Securities pledged at September 30, 2011 and December 31, 2010 had carrying values of approximately $74.2 million and $73.1 million, respectively, and were pledged to secure public deposits, repurchase agreements, and Federal Home Loan Bank (FHLB) advances.

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

At September 30, 2011, the Company held 41 equity securities.  Of these securities, 7 had unrealized losses of $22,000 and had been in an unrealized loss position for less than twelve months and 10 had an unrealized loss of $50,000 and had been in an unrealized loss position for more than twelve months.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of September 30, 2011, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2011
State and municipal	$510	$(3)	$—	$—	$510	$(3)
Agency mortgage-backed: residential	1,056	(1)	—	—	1,056	(1)
Corporate bonds	2,926	(122)	—	—	2,926	(122)
Equity	79	(22)	293	(50)	372	(72)

Total temporarily impaired	$4,571	$(148)	$293	$(50)	$4,864	$(198)

December 31, 2010
State and municipal	$3,119	$(32)	$—	$—	$3,119	$(32)
Agency mortgage-backed: residential	1,060	(5)	—	—	1,060	(5)
Corporate bonds	995	(32)	—	—	995	(32)
Equity	27	(1)	74	(2)	101	(3)

Total temporarily impaired	$5,201	$(70)	$74	$(2)	$5,275	$(72)

Note 4 – Loans

Loans were as follows:
	September 30,	December 31,
	2011	2010
	(in thousands)
Commercial	$76,174	$90,290
Commercial Real Estate:
Construction	118,430	199,524
Farmland	91,675	85,523
Other	443,331	441,844
Residential Real Estate:
Multi-family	65,861	74,919
1-4 Family	354,820	353,418
Consumer	28,114	31,913
Agriculture	26,938	24,177
Other	741	1,060
Subtotal	1,206,084	1,302,668
Less: Allowance for loan losses	(39,492)	(34,285)
Loans, net	$1,166,592	$1,268,383

Activity in the allowance for loan losses was as follows:
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Beginning balance	$38,717	$26,836	$34,285	$26,392
Provision for loan losses	8,000	5,000	26,800	14,600
Loans charged-off	(7,367)	(2,514)	(21,830)	(11,823)
Loan recoveries	142	70	237	223
Ending balance	$39,492	$29,392	$39,492	$29,392

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717
Provision for loan losses	819	2,723	3,995	290	176	(3)	8,000
Loans charged off	(764)	(3,640)	(2,560)	(294)	(109)	–	(7,367)
Recoveries	15	99	8	20	–	–	142

Ending balance	$2,738	$25,203	$10,703	$632	$210	$6	$39,492

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	3,251	14,144	8,702	508	193	2	26,800
Loans charged off	(2,699)	(13,134)	(5,253)	(627)	(117)	–	(21,830)
Recoveries	39	118	30	50	–	–	237

Ending balance	$2,738	$25,203	$10,703	$632	$210	$6	$39,492

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$237	$4,770	$1,436	$—	$—	$—	$6,443
Collectively evaluated for impairment	2,501	20,433	9,267	632	210	6	33,049

Total ending allowance balance	$2,738	$25,203	$10,703	$632	$210	$6	$39,492

Loans:
Loans individually evaluated for impairment	$4,817	$72,793	$23,964	$—	$295	$—	$101,869
Loans collectively evaluated for impairment	71,357	580,643	396,717	28,114	26,643	741	1,104,215

Total ending loans balance	$76,174	$653,436	$420,681	$28,114	$26,938	$741	$1,206,084

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$5,096	$—	$—	$—	$—	$5,119
Collectively evaluated for impairment	2,124	18,979	7,224	701	134	4	29,166

Total ending allowance balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285

Loans:
Loans individually evaluated for impairment	$3,673	$51,223	$16,718	$—	$112	$—	$71,726
Loans collectively evaluated for impairment	86,617	675,668	411,619	31,913	24,065	1,060	1,230,942

Total ending loans balance	$90,290	$726,891	$428,337	$31,913	$24,177	$1,060	$1,302,668

Impaired Loans
Impaired loans were as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Loans with no allocated allowance for loan losses	$72,625	$41,885
Loans with allocated allowance for loan losses	29,244	29,841
Total	$101,869	$71,726
Amount of the allowance for loan losses allocated	$6,443	$5,119

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2011	2010
Average of impaired loans during the period	$83,906	$69,167
Interest income recognized during impairment	1,858	1,358
Cash basis interest income recognized	321	115

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2011:

				Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial	$4,712	$3,689	$—	$3,916	$65	$3,372	$106
Commercial real estate:
Construction	9,300	9,241	—	11,576	57	10,253	69
Farmland	8,151	8,067	—	7,505	88	7,128	274
Other	31,108	30,847	—	25,257	586	23,529	765
Residential real estate:
Multi-family	2,243	2,243	—	1,122	1	561	1
1-4 Family	18,892	18,243	—	14,945	134	14,764	381
Consumer	—	—	—	—	—	—	—
Agriculture	295	295	—	217	2	159	3
Other	—	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	1,127	1,127	237	1,127	14	1,136	48
Commercial real estate:
Construction	3,404	2,932	1,348	1,905	—	1,498	—
Farmland	1,234	1,234	119	1,234	—	1,234	—
Other	23,612	20,473	3,303	20,225	46	17,516	124
Residential real estate:
Multi-family	1,891	1,891	361	1,891	58	1,891	86
1-4 Family	1,587	1,587	1,075	1,636	1	865	1
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Total	$107,556	$101,869	$6,443	$92,556	$1,052	$83,906	$1,858

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,559	$2,523	$—
Commercial real estate:
Construction	3,269	3,268	—
Farmland	6,745	6,746	—
Other	12,662	12,518	—
Residential real estate:
Multi-family	3,929	3,929	—
1-4 Family	13,303	12,789	—
Consumer	—	—	—
Agriculture	119	112	—
Other	—	—	—
With An Allowance Recorded:
Commercial	1,150	1,150	23
Commercial real estate:
Construction	13,314	10,645	1,923
Farmland	1,234	1,234	89
Other	16,912	16,812	3,084
Residential real estate:
Multi-family	—	—	—
1-4 Family	—	—	—
Consumer	—	—	—
Agriculture	—	—	—
Other	—	—	—
Total	$75,196	$71,726	$5,119

Troubled Debt Restructuring
A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2011 and December 31, 2010:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2011
Commercial
Rate reduction	$—	$900	$900
Principal deferral	900	—	900
Commercial Real Estate:
Construction
Rate reduction	7,024	—	7,024
Interest only payments	1,427	—	1,427
Farmland
Principal deferral	5,162	—	5,162
Other
Rate reduction	25,298	7,464	32,762
Interest only payments	1,412	—	1,412
Residential Real Estate:
Multi-family
Rate reduction	2,243	1,890	4,133
1-4 Family
Rate reduction	18,243	—	18,243
Principal deferral	—	1,587	1,587
Total TDRs	$61,709	$11,841	$73,550

December 31, 2010
Commercial
Principal deferral	$894	$—	$894
Commercial Real Estate:
Construction
Rate reduction	966	—	966
Farmland
Principal deferral	5,168	—	5,168
Other
Rate reduction	4,921	—	4,921
Interest only payments	1,379	—	1,379
Residential Real Estate:
Multi-family
Rate reduction	3,929	—	3,929
1-4 Family
Rate reduction	8,286	—	8,286
Total TDRs	$25,543	$—	$25,543

At September 30, 2011 and December 31, 2010, 84% and 100% of the Company’s TDRs were performing according to their modified terms.  The Company allocated $3.6 million and $1.1 million in reserves to customers whose loan terms have been modified in TDRs as of September 30, 2011 and December 31, 2010, respectively.  The Company has committed to lend additional amounts totaling $305,000 and $273,000 as of September 30, 2011 and December 31, 2010, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended September 30, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2011
Commercial
Rate reduction	$—	$900	$900
Commercial Real Estate:
Construction
Rate reduction	6,629	—	6,629
Interest only payments	1,427	—	1,427
Other
Rate reduction	15,902	7,464	23,366
Residential Real Estate:
Multi-family
Rate reduction	2,243	—	2,243
1-4 Family
Rate reduction	7,330	—	7,330
Total TDRs	$33,531	$8,364	$41,895

As of September 30, 2011, 80% of the Company’s TDRs that occurred during the three months ended September 30, 2011 were performing in accordance with their modified terms.  The Company has allocated $2.1 million in reserves to customers whose loan terms have been modified during the three months ended September 30, 2011.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the nine months ended September 30, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2011
Commercial
Rate reduction	$—	$900	$900
Commercial Real Estate:
Construction
Rate reduction	6,629	—	6,629
Interest only payments	1,427	—	1,427
Other
Rate reduction	24,034	7,464	31,498
Residential Real Estate:
Multi-family
Rate reduction	2,243	—	2,243
1-4 Family
Rate reduction	7,330	—	7,330
Principal deferral	—	1,587	1,587
Total TDRs	$41,663	$9,951	$51,614

As of September 30, 2011, 81% of the Company’s TDRs that occurred during the first nine months of 2011 were performing in accordance with their modified terms.  The Company has allocated $3.2 million in reserves to customers whose loan terms have been modified during the first nine months of 2011.

During the first nine months of 2011, approximately $11.8 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans
Nonperforming loans were as follows:
	September 30,	December 31,
	2011	2010
	(in thousands)
Loans past due 90 days or more still on accrual	$655	$594
Non-accrual loans	59,132	59,799

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2011 and December 31, 2010:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2011	2010	2011	2010
	(in thousands)

Commercial	$3,917	$2,778	$7	$432
Commercial Real Estate:
Construction	3,722	12,651	76	—
Farmland	4,139	2,811	—	143
Other	24,609	23,031	—	12
Residential Real Estate:
Multi-family	2,460	345	98	—
1-4 Family	19,714	17,778	454	—
Consumer	276	293	20	7
Agriculture	295	112	—	—
Other	—	—	—	—
Total	$59,132	$59,799	$655	$594

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

September 30, 2011
Commercial	$3,478	$656	$7	$3,917	$8,058
Commercial Real Estate:
Construction	2,196	717	76	3,722	6,711
Farmland	1,697	62	—	4,139	5,898
Other	6,245	5,147	—	24,609	36,001
Residential Real Estate:
Multi-family	2,101	1,267	98	2,460	5,926
1-4 Family	10,242	7,192	454	19,714	37,602
Consumer	655	273	20	276	1,224
Agriculture	267	7	—	295	569
Other	—	—	—	—	—
Total	$26,881	$15,321	$655	$59,132	$101,989

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

December 31, 2010
Commercial	$477	$110	$432	$2,778	$3,797
Commercial Real Estate:
Construction	1,097	346	—	12,651	14,094
Farmland	1,232	145	143	2,811	4,331
Other	7,855	2,094	12	23,031	32,992
Residential Real Estate:
Multi-family	714	71	—	345	1,130
1-4 Family	8,239	3,218	—	17,778	29,235
Consumer	1,156	164	7	293	1,620
Agriculture	186	—	—	112	298
Other	—	—	—	—	—
Total	$20,956	$6,148	$594	$59,799	$87,497

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of September 30, 2011, and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2011
Commercial	$56,592	$10,252	$2,224	$6,124	$982	$76,174
Commercial Real Estate:
Construction	54,442	20,463	16,377	27,148	—	118,430
Farmland	71,443	5,771	2,546	11,715	200	91,675
Other	247,161	97,314	31,070	67,786	—	443,331
Residential Real Estate:
Multi-family	42,109	5,318	6,982	11,452	—	65,861
1-4 Family	262,790	30,212	2,067	58,785	966	354,820
Consumer	25,705	1,440	56	846	67	28,114
Agriculture	25,225	324	194	1,195	—	26,938
Other	741	—	—	—	—	741
Total	$786,208	$171,094	$61,516	$185,051	$2,215	$1,206,084

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2010
Commercial	$74,284	$5,478	$894	$9,634	$—	$90,290
Commercial Real Estate:
Construction	137,631	15,397	12,968	33,528	—	199,524
Farmland	74,220	2,481	—	8,822	—	85,523
Other	280,091	82,548	2,334	76,871	—	441,844
Residential Real Estate:
Multi-family	65,482	3,493	1,328	4,616	—	74,919
1-4 Family	298,748	18,783	1,458	34,429	—	353,418
Consumer	30,197	1,069	6	623	18	31,913
Agriculture	22,923	1,086	—	168	—	24,177
Other	1,060	—	—	—	—	1,060
Total	$984,636	$130,335	$18,988	$168,691	$18	$1,302,668

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

For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.  We continue to explore opportunities to bulk sell a package of OREO. While the ultimate outcome of a transaction is uncertain, we determined in September 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties downward through additional provision of a valuation allowance to reflect a more aggressive disposition strategy. These properties are primarily single and multi-family residential land development properties. The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2011	December 31, 2010
	(in thousands)
Commercial Real Estate:
Construction	$48,452	$51,191
Farmland	1,812	1,904
Other	9,960	6,504
Residential Real Estate:
Multi-family	226	823
1-4 Family	6,237	7,913

	66,687	68,335
Valuation allowance	(21,754)	(700)
	$44,933	$67,635

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$10,643	$480	$700	$--
Provision to allowance	15,265	925	30,702	4,805
Write-downs	(4,154)	(705)	(9,648)	(4,105)
Ending balance	$21,754	$700	$21,754	$700

Net activity relating to other real estate owned during the nine months ended September 30, 2011 is as follows:

OREO Activity (in thousands)
OREO as of January 1, 2011	$67,635
Real estate acquired	31,232
Provision to allowance	(30,702)
Improvements	1,596
Loss on sale	(7,549)
Properties sold	(17,279)
OREO as of September 30, 2011	$44,933

Expenses related to other real estate owned include:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Net loss on sales	$673	$212	$7,549	$302
Provision to allowance	15,265	925	30,702	4,805
Operating expense	1,091	1,026	2,254	1,288
Total	$17,029	$2,163	$40,505	$6,395

Note 6 – Goodwill

The change in goodwill is as follows:

(in thousands)
Balance at December 31, 2010	$23,794
Impairment	(23,794)
Balance at September 30, 2011	$--

The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment during the second quarter of 2011 because our common stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011.  We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests. While step 1 of last year’s evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.

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

Note 7 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:
	September 30,	December 31,
	2011	2010
	(in thousands)

Single maturity advance with a fixed rate of 4.48% maturing in 2012	$5,000	$5,000

Monthly amortizing advances with fixed rates from 0.00% to 5.95% and maturities ranging from 2011 through 2035, averaging 3.45% for 2011	8,155	10,022

Total	$13,155	$15,022

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans, under a blanket lien arrangement.  At September 30, 2011, the Bank had unused borrowing capacity of $101.2 million with the FHLB.

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

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  Our quarterly evaluations of OREO for impairment are driven by property type.  For smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  Based on these consultations, we determine asking prices for OREO properties we are marketing for sale. If the internally evaluated fair value is below our recorded investment in the property, appropriate write-downs are taken.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our OREO. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be specialized collateral.  This is in addition to estimated discounts for cost to sell of six to ten percent.

In 2011, management, with concurrence of the Board of Directors, determined that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain properties were going to require extended holding periods to sell the properties at recent appraised values. These properties are primarily single and multi-family residential loan development properties.  Given our change in strategy to reduce non-performing assets in an accelerated manner, management adjusted downward the valuations for these properties in our OREO portfolio to amounts below their individual appraised values.

Financial assets measured at fair value on a recurring basis at September 30, 2011 are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$11,772	$-	$11,772	$-
Agency mortgage-backed:
residential	99,425	-	99,425	-
State and municipal	37,905	-	37,905	-
Corporate bonds	7,549	-	7,549	-
Other debt securities	617	-	-	617
Equity securities	1,545	1,545	-	-
Total	$158,813	$1,545	$156,651	$617

Roll-forward of activity for our Significant Unobservable Inputs (Level 3) follows:

Nine Months Ended
Available-for-sale securities	September 30, 2011
Balance, January 1, 2011	$572
Sales	--
Net accretion (amortization)	--
Principal paydowns	--
Net change in unrealized gain/loss	45
Balance, September 30, 2011	$617

Financial assets measured at fair value on a non-recurring basis at September 30, 2011 are summarized below:

		Fair Value Measurements at September 30, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	September 30,	Identical Assets	Observable Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial	$890	$-	$-	$890
Commercial real estate:
Construction	1,584	-	-	1,584
Farmland	1,115	-	-	1,115
Other	17,170	-	-	17,170
Residential Real Estate
Multi-family	1,530	-	-	1,530
1-4 Family	512	-	-	512
Other real estate owned, net:
Commercial real estate:
Construction	29,110	-	-	29,110
Farmland	1,812	-	-	1,812
Other	7,923	-	-	7,923
Residential real estate:
Multi-family	226	-	-	226
1-4 Family	5,862	-	-	5,862

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $29.2 million, with a valuation allowance of $6.4 million, at September 30, 2011, resulting in an additional provision for loan losses of $2.9 million for the nine months ended September 30, 2011.  At September 30, 2010, impaired loans had a carrying amount of $35.3 million, with a valuation allowance of $5.5 million, resulting in an additional provision for loan losses of $3.0 million for first nine months of 2010.

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $44.9 million as of September 30, 2011, compared with $73.6 million at September 30, 2010.  Write-downs of $30.7 million and $4.8 million were recorded on other real estate owned for the first nine months of 2011 and 2010, respectively.

Financial assets measured at fair value on a recurring basis at December 31, 2010 are summarized below:

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$6,010	$-	$6,010	$-
Agency mortgage-backed	61,855	-	61,855	-
State and municipal	27,002	-	27,002	-
Corporate bonds	9,219	-	9,219	-
Other debt securities	572	-	-	572
Equity securities	1,651	1,651	-	-
Total	$106,309	$1,651	$104,086	$572

Financial assets measured at fair value on a non-recurring basis at December 31, 2010 are summarized below:
		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	December 31,	Identical Assets	Observable Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial	$1,127	$-	$-	$1,127
Commercial real estate:
Construction	8,722	-	-	8,722
Farmland	1,145	-	-	1,145
Other	13,728	-	-	13,728
Other real estate owned, net:
Commercial real estate:
Construction	50,491	-	-	50,491
Farmland	1,904	-	-	1,904
Other	6,504	-	-	6,504
Residential real estate:
Multi-family	823	-	-	823
1-4 Family	7,913	-	-	7,913

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $29.8 million and a valuation allowance of $5.1 million.

Other real estate owned, which is measured at fair value less costs to sell, had a net carrying amount of $67.6 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$120,381	$120,381	$185,435	$185,435
Securities available for sale	158,813	158,813	106,309	106,309
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Mortgage loans held for sale	257	257	345	345
Loans, net	1,166,592	1,172,281	1,268,383	1,276,198
Accrued interest receivable	7,307	7,307	7,668	7,668
Financial liabilities
Deposits	$1,373,447	$1,383,099	$1,467,668	$1,472,677
Securities sold under agreements to repurchase	11,328	11,328	11,616	11,616
Federal Home Loan Bank advances	13,155	13,164	15,022	15,051
Subordinated capital notes	7,875	7,717	8,550	7,879
Junior subordinated debentures	25,000	21,609	25,000	21,474
Accrued interest payable	1,780	1,780	1,910	1,910

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,822	$12,000
Other real estate owned write-down	13,538	5,316
Net assets from acquisitions	531	—
Other than temporary impairment on securities	360	362
Net operating loss carryforward	8	31
Amortization of non-compete agreements	31	43
Other	694	652
	28,984	18,404

Deferred tax liabilities:
Fixed assets	457	508
Net unrealized gain on securities available for sale	2,452	1,159
FHLB stock dividends	1,276	1,276
Net assets from acquisitions	—	1,666
Originated mortgage servicing rights	105	98
Other	689	739
	4,979	5,446
Net deferred tax asset	$24,005	$12,958

Our net deferred tax asset of $24.0 million consists of assets of $29.0 million and liabilities of $5.0 million. The primary components of our gross deferred tax asset included timing differences representing the excess of the cumulative provision for loan losses over cumulative net charge-offs of $13.8 million, cumulative fair-value write-downs on OREO of $13.5 million, net assets from acquisitions of $531,000, and other than temporary impairment on securities of $360,000.

Our estimate of the realizability of the deferred tax asset is dependent on available carry-back to taxes paid in prior years of approximately $11.4 million and our estimate of projected future levels of taxable income. In performing this analysis, we considered all evidence currently available, both positive and negative. Earnings forecasts were prepared for 36 months forward from September 30, 2011. Net interest income forecasts were obtained from our asset/liability management model. Credit related information included estimates of specific and general reserves for the provision for loan losses and net charge-offs.

Given the past history of taxable income and projections of future taxable income, the deferred tax asset is considered to be realizable. In the event of a significant delay in return to profitability, there is a risk of full or partial disallowance of our deferred tax assets.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the nine months ended September 30, 2011, or for the year ending December 31, 2010, related to unrecognized tax benefits.

Note 10 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)

Net income (loss)	$(12,162)	$2,421	$(51,352)	$4,546
Less:
Preferred stock dividends	437	498	1,312	1,373
Accretion of Series A preferred stock discount	45	44	133	132
Earnings (loss) allocated to unvested shares	(117)	27	(551)	42
Earnings (loss) allocated to Series C preferred	(346)	61	(1,444)	39
Net income (loss) allocated to common
shareholders, basic and diluted	$(12,181)	$1,791	$(50,802)	$2,960

Basic
Weighted average common shares including
unvested common shares outstanding	12,167,168	11,563,716	12,172,926	10,030,278
Less: Weighted average unvested
common shares	112,683	163,658	126,992	139,319
Less: Weighted average Series C preferred	332,894	378,400	332,894	128,738
Weighted average common shares outstanding	11,721,591	11,021,658	11,713,040	9,762,221

Basic earnings (loss) per common share	$(1.04)	$0.16	$(4.34)	$0.30

Diluted
Add: Weighted average Series B preferred
issued and outstanding	--	558,713	--	190,581
Add: Dilutive effects of assumed exercises
of common and Preferred Series B & C
stock warrants	--	--	--	28,798
Weighted average common shares and
potential common shares	11,721,591	11,580,371	11,713,040	9,981,600

Diluted earnings (loss) per common share	$(1.04)	$0.15	$(4.34)	$0.30

All 2010 data has been adjusted to reflect the 5% stock dividends declared November 18, 2010.

Stock options for 29,530 shares of common stock for 2011 and 98,310 shares of common stock for 2010 were not considered in computing diluted earnings per common share because they were anti-dilutive.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2011 and 2010 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at September 30, 2011 and 2010, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 11 – Comprehensive Income

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Unrealized holding gains on
available-for-sale securities	$1,933	$2,772	$4,803	$7,622
Less: Reclassification adjustment for net gains and
other temporary impairment realized in income	--	2,175	1,108	1,791
Net unrealized gains	1,933	597	3,695	5,831
Tax effect	(676)	(209)	(1,293)	(2,041)
Net-of-tax amount	$1,257	$388	$2,402	$3,790

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

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital

Each of the federal bank regulatory agencies has established minimum leverage capital requirements for banking organizations. Banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5% subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total risk-weighted assets of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				September 30, 2011		December 31, 2010
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier I Capital	4.0%	6.0%	N/A	13.13%	11.58%	14.39%	12.79%
Total risk-based capital	8.0	10.0	12.0%	15.07	13.52	16.32	14.72
Tier I leverage ratio	4.0	5.0	9.0	9.72	8.57	11.08	9.85

On October 28, 2011, the Bank filed its call report, indicating that its Tier 1 leverage ratio had declined to 8.57% which is below the 9.0% minimum capital ratio required by the Consent Order.  Porter Bancorp contributed $3 million of capital to PBI Bank on October 31, 2011 increasing the bank’s Tier 1 leverage ratio above the 9.0% minimum requirement.

Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Note 13 – Contingencies

In 2010, the Company sold common shares, convertible preferred shares and warrants to purchase common shares to accredited investors for $32 million in a private placement.  In the placement, an affiliate of Clinton Group, Inc. (“CGI”) purchased 456,524 common shares and warrants to purchase 228,262 common shares for $10.93 per share for $5,000,016.  The numbers of shares and the warrant exercise price have been adjusted to reflect the Company’s 5% stock dividend in November 2010.

On July 11, 2011, CGI sent a letter to the Company, which was also attached as an exhibit to a Schedule 13D CGI filed with the Securities and Exchange Commission on the same date.  In its letter CGI set forth concerns about the Company’s executive leadership team and its ability to properly manage the Bank's operations, compliance with GAAP, financial disclosures and relationships with regulators, referencing the consent order PBI Bank entered into with the Federal Deposit Insurance Corporation and the Commonwealth of Kentucky Department of Financial Institutions on June 24, 2011.  CGI listed a number of steps it believed the Company must take to maximize shareholder value and comply with the consent order. In addition, CGI stated its belief “that it is likely that a number of representations and warranties made when the CGI affiliate entered into an agreement to purchase shares were false,” and demanded that the Company take immediate steps to “redress such breaches and make CGI and the other purchasers whole.”

On July 20, 2011, the Company’s board of directors established a new Risk Policy and Oversight Committee comprised of independent directors, to lead the Board’s oversight of the assessment and management of the risks of Porter Bancorp and PBI Bank.  During the third quarter, the Oversight Committee undertook an investigation of the allegations raised in the CGI 13D to evaluate their merit and to ascertain the reasonableness of the Bank’s allowance for loan losses and OREO valuations at the time of Clinton’s investment.

The Oversight Committee reported its conclusions to the Company’s board of directors in October 2011.  While recognizing opportunities for procedural improvements existed in the Bank’s lending and non-performing asset administration, the  Oversight Committee concluded that this did not rise to a level that would result in the financial statements, or representations and warranties with respect to the financial statements, being misleading to investors in the 2010 private placement offering of the Company’s stock.  The Oversight Committee further concluded that investors were afforded ample opportunity and access to information for their due diligence, including documentation involving asset valuation estimates, on-site management discussions and additional inquiries during visits to the Company headquarters, and access to loan files of their choosing and the appraisals contained therein, and that the Company’s disclosures were adequate in all material respects.

Note 14 – Subsequent Event

In order to minimize the need to raise capital in the near future, our Board of Directors has directed that effective with the fourth quarter of 2011, we will defer the payment of regular quarterly cash dividends on our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”) issued to the U.S. Department of the Treasury pursuant to its Capital Purchase Program.

The failure to pay dividends on our Series A preferred stock for six quarters would trigger the right of the holder of our Series A preferred stock (currently the U.S. Treasury) to appoint representatives to our Board of Directors.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In addition, we expect to exercise our right to defer regularly scheduled interest payments on our four issues of junior subordinated debentures effective with the fourth quarter of 2011.  We have issued an aggregate of approximately $25.0 million in our junior subordinated debentures to our subsidiary trusts. We pay interest on the debentures, which is used by the trusts to pay distributions on the trust preferred securities issued by them. We have the right to defer payments of interest on our junior subordinated debentures for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default.

As a result of our deferral of these dividend and interest payments, we will be contractually prohibited from resuming payment of dividends on our common stock until we are again current on both all accrued and unpaid dividends on our preferred shares and all deferred interest payments on our junior subordinated debentures.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky.  The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative online bank which delivers competitive deposit products and services through an online banking division operating under the name of Ascencia.

The Company reported net loss of $12.2 million and $51.4 million, respectively, for the three and nine months ended September 30, 2011. This compares with net income of $2.4 million and $4.5 million, respectively, for the same periods of 2010.

Net loss to common shareholders for the three and nine months ended September 30, 2011 was $12.2 million and $50.8 million, respectively, compared with net income to common shareholders of $1.8 million and $3.0 million for the three and nine months ended September 30, 2010, respectively.

Basic and diluted loss per common share were $(1.04) and $(4.34) for the three and nine months ended September 30, 2011, respectively, compared with basic and diluted earnings per common share of $0.16 and $0.15, respectively, for the three months ended September 30, 2010, and basic and diluted income per common share of $0.30 for the nine months ended September 30, 2010.
Significant developments during the quarter and nine months ended September 30, 2011 consist of the following:

●
During the third quarter of 2011, we continued to explore opportunities to bulk sell a package of OREO.  While the ultimate outcome of a transaction is uncertain, we determined in September 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties through provision of an allowance of $15.3 million to reflect a more aggressive disposition strategy.  These properties are primarily single and multi-family residential land development properties.

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

●
During the third quarter of 2011, we recorded a provision for loan losses of $8.0 million which outpaced net charge-offs of $7.2 million.  For the nine months ended September 30, 2011, we have recorded a provision for loan losses of $26.8 million which outpaced net charge-offs of $21.6 million

●
We recorded a pre-tax goodwill impairment charge of $23.8 million during the second quarter of 2011. The write-off of goodwill was a non-cash accounting entry that had no effect on liquidity, regulatory capital or regulatory capital ratios.  Approximately $6.2 million of the impairment charge was deductible for federal income tax purposes. The after tax impact of the goodwill impairment charge was $21.6 million or $(1.85) per common share.

●
Net interest margin decreased 35 basis points to 3.38% in the third quarter of 2011 compared with 3.73% in the third quarter of 2010. The decrease in margin since last year resulted from lower average earning assets relative to average interest bearing liabilities, lower yields on earning assets driven by loans repricing at lower rates, interest foregone on nonaccrual loans which totaled $686,000 during the third quarter of 2011, and lower yields from our taxable securities portfolio.

●
Average loans decreased 8.1% to $1.23 billion in the third quarter of 2011 compared with $1.34 billion in the third quarter of 2010.  Net loans decreased 10.2% to $1.17 billion in the third quarter of 2011 compared with $1.30 billion at September 30, 2010.

●
Deposits decreased 1.2% to $1.37 billion compared with $1.39 billion at September 30, 2010, and decreased 6.4% from $1.47 billion at December 31, 2010. The decrease in deposits from year-end 2010 follows management’s strategy to match liability funding levels with lower loan balances.

●	Total assets decreased 11.4% to $1.58 billion compared with $1.78 billion at September 30, 2010, due largely to the decrease in loans.

●
Non-performing loans decreased $1.7 million during the third quarter to $59.8 million at September 30, 2011, compared with $61.5 million at June 30, 2011. The decrease from June 30, 2011 to September 30, 2011, was primarily due to a decrease of $4.6 million in the commercial real estate segment of our portfolio, partially offset by an increase of $3.5 million in the residential real estate segment of the portfolio.

●
Non-performing assets decreased $6.7 million during the third quarter to $104.7 million at September 30, 2011, from $111.4 million at June 30, 2011.  The decrease was primarily due to OREO write-downs of $15.3 million and $5.2 million in sales of OREO, off-set by foreclosures of $16.0 million.

●
On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions.  The consent order establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9.0% and a minimum total risk based capital ratio of 12.0%.

●
On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2011 compared with the same period of 2010:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)

Gross interest income	$18,103	$21,340	$(3,237)	(15.2)%
Gross interest expense	5,448	6,764	(1,316)	(19.5)
Net interest income	12,655	14,576	(1,921)	(13.2)
Provision for loan losses	8,000	5,000	3,000	60.0
Non-interest income	1,700	3,931	(2,231)	(56.8)
Non-interest expense	25,423	9,949	15,474	155.5
Net loss before taxes	(19,068)	3,558	(22,626)	(635.9)
Income tax benefit	(6,906)	1,137	(8,043)	(707.4)
Net loss	(12,162)	2,421	(14,583)	(602.4)

Net loss of $12.2 million for the three months ended September 30, 2011, was a decrease in earnings of $14.6 million from net income of $2.4 million for the comparable period of 2010.  The decrease in earnings was primarily attributable to increased provision for loan losses expense, the impact of our strategy change to more aggressively dispose of certain non-performing assets, and reduced gain on sales of investment securities.  Provision for loan losses expense increased as the result of increased net charge-offs, soft market conditions and their effect on underlying property values and borrowers’ ability to repay, internal downgrades to existing credits, and additional reserves for certain commercial credits.  Non-interest expense increased primarily due to a significant increase in other real estate owned expense. OREO expense increased $14.9 million from the third quarter of 2010 due to increased losses on sales, write-downs to reflect current market values, and the impact of our strategy change in regard to certain projects.  In addition, loan collections expense increased $611,000 from the third quarter of 2010. During the third quarter of 2010, we realized net gain on sales of securities of $2.2 million. No securities were sold during the third quarter of 2011.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2011 compared with the same period of 2010:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)

Gross interest income	$56,917	$66,092	$(9,175)	(13.9)%
Gross interest expense	17,053	22,612	(5,559)	(24.6)
Net interest income	39,864	43,480	(3,616)	(8.3)
Provision for credit losses	26,800	14,600	12,200	83.6
Non-interest income	6,352	7,120	(768)	(10.8)
Non-interest expense	89,577	29,511	60,066	203.5
Net income (loss) before taxes	(70,161)	6,489	(76,650)	(1181.2)
Income tax expense (benefit)	(18,809)	1,943	(20,752)	(1068.0)
Net income (loss)	(51,352)	4,546	(55,898)	(1229.6)

Net loss of $51.4 million for the nine months ended September 30, 2011, was a decrease in earnings of $55.9 million from net income of $4.5 million for the comparable period of 2010.  This decrease in earnings was primarily attributable to increased provision for loan losses expense, the impact of our strategy change to more aggressively dispose of certain non-performing assets, and the goodwill impairment charge. Provision for loan losses expense increased $12.2 million in the first nine months of 2011 compared with the same period in 2010 as the result of increased net charge-offs, soft market conditions and their effect on underlying property values and borrowers’ ability to repay, internal downgrades to existing credits, and additional reserves for certain commercial credits.  Non-interest expense increased primarily due to a goodwill impairment charge of $23.8 million and a significant increase in other real estate owned expense. OREO expense increased $34.1 million for the first nine months of 2011 compared with the first nine months of 2010 due to increased losses on sales, write-downs to reflect current market values, the impact of our strategy change in regard to certain projects, and property maintenance expense.  In addition, FDIC fees increased $374,000 to $2.6 million in the first nine months of 2011 compared with $2.3 million in the first nine months of 2010 due to increased assessment rate. Salaries and employee benefits expenses increased $357,000 to $12.1 million in the first nine months of 2011 compared with $11.7 million in the same period of 2010 due to merit raises and increases in staff primarily in the credit and problem asset workout areas. Loan collection expense was up $1.4 million to $2.0 million for the first nine months of 2011, from $548,000 in the first nine months of 2010 due to increased collection efforts, foreclosure costs, and attorney fees incurred regarding nonperforming loans as well as a confidential settlement in a lawsuit during the second quarter of 2011.

Net Interest Income – Our net interest income was $12.7 million for the three months ended September 30, 2011, a decrease of $1.9 million, or 13.2%, compared with $14.6 million for the same period in 2010.  Net interest spread and margin were 3.22% and 3.38%, respectively, for the third quarter of 2011, compared with 3.51% and 3.73%, respectively, for the third quarter of 2010. Net interest income was $39.9 million for the nine months ended September 30, 2011, a decrease of $3.6 million, or 8.3%, compared with $43.5 million for the same period of 2010.  Net interest spread and margin were 3.30% and 3.46%, respectively, for the first nine months of 2011, compared with 3.37% and 3.58%, respectively, for the first nine months of 2010.

Average loans receivable declined approximately $108.3 million for the quarter ended September 30, 2011 compared with the third quarter of 2010.  This resulted in a decline in interest revenue of approximately $2.6 million for the quarter ended September 30, 2011 compared with the prior year period.  Average loans receivable declined approximately $103.5 million for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  This resulted in a decline in interest revenue of approximately $6.6 million for the nine months ended September 30, 2011 compared with the prior year period.  This decline in loan volume is attributable to soft loan demand in our markets as well as our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio.

Net interest margin decreased 35 basis points from our margin of 3.73% in the prior year third quarter due primarily to lower average earning assets relative to average interest bearing liabilities and a 29 basis point decline in net interest spread.  The yield on earning assets declined 63 basis points from the  third quarter of 2010, compared with a 34 basis point decline in rates paid on interest-bearing liabilities. Net interest margin for the first nine months of 2011 decreased 12 basis point from our margin of 3.58% in the first nine months of 2010. Net interest margin for the three months ended September 30, 2011, decreased 7 basis points from our margin of 3.45% in the second quarter of 2011 due primarily to lower yield on earning assets driven by loans repricing at lower rates, interest forgone on nonaccrual loans which totaled $686,000 during the third quarter of 2011, and lower yields from our taxable securities portfolio. During the fourth quarter of 2010 and again in the second quarter of 2011 we liquidated higher yielding securities and reinvested in an effort to reduce market value volatility.

Our average interest-earning assets were $1.56 billion for the nine months ended September 30, 2011, compared with $1.64 billion for the nine months ended September 30, 2010, a 4.8% decrease primarily attributable to a 7.6% decrease in average loans. Average loans were $1.26 billion for the nine months ended September 30, 2011, compared with $1.37 billion for the nine months ended September 30, 2010. Our total interest income decreased by 13.9% to $56.9 million for the nine months ended September 30, 2011, compared with $66.1 million for the same period in 2010.  The change was due to a lower balance of average interest earning assets coupled with lower yield on interest earning assets, foregone interest on nonaccrual loans of $2.3 million, and lower yields from our taxable securities portfolio.

Our average interest-bearing liabilities also decreased by 3.9%, to $1.4 billion for the nine months ended September 30, 2011, compared with $1.5 billion for the nine months ended September 30, 2010. Our total interest expense decreased by 24.6% to $17.1 million for the nine months ended September 30, 2011, compared with $22.6 million during the same period in 2010, primarily due to continued repricing of certificates of deposit at maturity at lower interest rates.  Our average volume of certificates of deposit decreased by 2.1% to $1.14 billion for the nine months ended September 30, 2011, compared with $1.17 billion for the nine months ended September 30, 2010. The average interest rate paid on certificates of deposits decreased to 1.67% for the nine months ended September 30, 2011, compared with 2.10% for the nine months ended September 30, 2010. The certificate of deposit volume decrease reflects a strategic decision to allow higher rate CDs to run off to match our intentional efforts to manage asset levels and capital.

Average Balance Sheets
The following table presents the average balance sheets for the three month periods ended September 30, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,227,024	$16,652	5.38%	$1,335,357	$19,293	5.73%
Securities
Taxable	121,471	974	3.18	132,624	1,676	5.01
Tax-exempt (3)	31,471	298	5.78	21,233	212	6.09
FHLB stock	10,072	100	3.94	10,072	113	4.45
Other equity securities	1,400	13	3.68	1,445	13	3.57
Federal funds sold and other	114,946	66	0.23	62,868	33	0.21

Total interest-earning assets	1,506,384	18,103	4.81%	1,563,599	21,340	5.44%

Less: Allowance for loan losses	(37,818)			(27,730)
Non-interest earning assets	157,024			168,174

Total assets	$1,625,590			$1,704,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,100,280	$4,546	1.64%	$1,095,128	$5,381	1.95%
NOW and money market deposits	163,198	361	0.88	168,910	444	1.04
Savings accounts	36,567	59	0.64	35,841	65	0.72
Federal funds purchased and repurchase agreements	11,029	119	4.28	12,105	123	4.03
FHLB advances	17,364	138	3.15	47,447	498	4.16
Junior subordinated debentures	33,099	225	2.70	33,994	253	2.95

Total interest-bearing liabilities	1,361,537	5,448	1.59%	1,393,425	6,764	1.93%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	105,498			102,963
Other liabilities	7,500			6,529

Total liabilities	1,474,535			1,502,917
Stockholders’ equity	151,055			201,126

Total liabilities and stockholders’ equity	$1,625,590			$1,704,043

Net interest income		$12,655			$14,576

Net interest spread			3.22%			3.51%

Net interest margin			3.38%			3.73%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets
The following table presents the average balance sheets for the nine month periods ending September 30, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,261,790	$52,351	5.55%	$1,365,322	$58,937	5.77%
Securities
Taxable	118,069	3,129	3.54	145,961	5,987	5.48
Tax-exempt (3)	28,754	826	5.91	21,402	643	6.18
FHLB stock	10,072	326	4.33	10,072	339	4.50
Other equity securities	1,400	39	3.72	1,689	36	2.85
Federal funds sold and other	138,980	246	0.24	92,393	150	0.22

Total interest-earning assets	1,559,065	56,917	4.92%	1,636,839	66,092	5.43%

Less: Allowance for loan losses	(35,459)			(27,376)
Non-interest earning assets	166,780			148,705

Total assets	$1,690,386			$1,758,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$1,141,997	$14,223	1.67%	$1,167,040	$18,329	2.10%
NOW and money market deposits	169,159	1,193	0.94	163,157	1,288	1.06
Savings accounts	36,699	182	0.66	35,587	199	0.75
Federal funds purchased and repurchase agreements	11,180	355	4.25	11,769	362	4.11
FHLB advances	16,711	419	3.35	54,785	1,718	4.19
Junior subordinated debentures	33,323	681	2.73	33,998	716	2.82

Total interest-bearing liabilities	1,409,069	17,053	1.62%	1,466,336	22,612	2.06%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	105,266			101,722
Other liabilities	6,782			6,632

Total liabilities	1,521,117			1,574,690
Stockholders’ equity	169,269			183,478

Total liabilities and stockholders’ equity	$1,690,386			$1,758,168

Net interest income		$39,864			$43,480

Net interest spread			3.30%			3.37%

Net interest margin			3.46%			3.58%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2011 vs. 2010			Nine Months Ended September 30, 2011 vs. 2010
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,130)	$(1,511)	$(2,641)	$(2,232)	$(4,354)	$(6,586)
Securities	(605)	(11)	(616)	(1,933)	(742)	(2,675)
FHLB stock	(13)	—	(13)	(13)	—	(13)
Other equity securities	—	—	—	10	(7)	3
Federal funds sold and other	3	30	33	15	81	96

Total decrease in interest income	(1,745)	(1,492)	(3,237)	(4,153)	(5,022)	(9,175)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(860)	25	(835)	(3,721)	(385)	(4,106)
NOW and money market accounts	(68)	(15)	(83)	(141)	46	(95)
Savings accounts	(7)	1	(6)	(23)	6	(17)
Federal funds purchased and repurchased agreements	8	(12)	(4)	12	(19)	(7)
FHLB advances	(100)	(260)	(360)	(291)	(1,008)	(1,299)
Junior subordinated debentures	(21)	(7)	(28)	(21)	(14)	(35)

Total decrease in interest expense	(1,048)	(268)	(1,316)	(4,185)	(1,374)	(5,559)

Increase (decrease) in net interest income	$(697)	$(1,224)	$(1,921)	$32	$(3,648)	$(3,616)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Service charges on deposit accounts	$690	$757	$1,979	$2,270
Income from fiduciary activities	237	226	738	751
Secondary market brokerage fees	32	83	184	273
Title insurance commissions	20	38	73	114
Gains on sales of loans originated for sale	123	135	664	410
Gains on sales of investment securities, net	--	2,175	1,108	2,256
Other than temporary impairment on securities	--	--	--	(465)
Other	598	517	1,606	1,511
Total non-interest income	$1,700	$3,931	$6,352	$7,120

Non-interest income for the third quarter ended September 30, 2011 decreased $2.2 million, or 56.8%, compared with the third quarter of 2010.  For the nine months ended September 30, 2011 non-interest income decreased by $768,000 to $6.4 million compared with $7.1 million for the same period of 2010. The decrease in non-interest income for the third quarter ended September 30, 2011, was primarily due to decreased gains on sales of investment securities, lower secondary market brokerage fees, and lower service charges on deposit accounts. The decrease in non-interest income for the nine months ended September 30, 2011 was primarily due to decreased gains on sales of investment securities and lower service charges on deposit accounts, partially off-set by increased gain on sales of loans originated for sale. In addition, an other than temporary impairment charge totaling $465,000 was recorded in the first nine months of 2010.  There was no comparable charge in the first nine months of 2011. Gains on sales of loans originated for sale includes gains on the sales of commercial loans guaranteed by the USDA or SBA totaling $89,000 and $515,000, respectively for the three and nine month ended September 30, 2011, compared with $79,000 for the nine months ended September 30, 2010.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Salary and employee benefits	$3,780	$3,849	$12,084	$11,727
Occupancy and equipment	957	1,070	2,910	3,107
Goodwill impairment charge	--	--	23,794	--
Other real estate owned expense	17,029	2,163	40,505	6,395
FDIC insurance	930	855	2,640	2,266
Loan collection expense	802	191	1,989	548
State franchise tax	582	543	1,746	1,629
Professional fees	329	239	963	797
Communications	176	179	509	538
Postage and delivery	117	183	368	569
Advertising	93	104	282	277
Office supplies	93	113	273	302
Other	535	460	1,514	1,356
Total non-interest expense	$25,423	$9,949	$89,577	$29,511

Non-interest expense for the third quarter ended September 30, 2011 increased $15.7 million, or 155.5%, compared with the third quarter of 2010. For the nine months ended September 30, 2011, non-interest expense increased $60.1 million, or 203.5%, to $89.6 million compared with $29.5 million for the first nine months of 2010. The increase in non-interest expense for the third quarter ended September 30, 2011 was primarily attributable to increased OREO expense and loan collection expense. The increase in non-interest expense for the nine months ended September 30, 2011, over the same periods for the prior year was primarily attributable to a one-time goodwill impairment charge of $23.8 million. We also had a significant increase other real estate owned expense from increased losses on sales of OREO, OREO write-downs to reflect current market values, the impact of our strategy change in regard to certain OREO properties, and OREO maintenance expenses. Expenses related to other real estate owned include:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands)
Net loss on sales	$673	$212	$7,549	$302
Impairment write-downs	15,265	925	30,702	4,805
Operating expense	1,091	1,026	2,254	1,288
Total	$17,029	$2,163	$40,505	$6,395

During the third quarter of 2011, we continued to explore opportunities to bulk sell a package of OREO.  While the ultimate outcome of a transaction is uncertain, we determined in September 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties through provision of an allowance of $15.3 million to reflect a more aggressive disposition strategy.  These properties are primarily single and multi-family residential land development properties.

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

In addition, loan collection expense increased due to settlements of certain legal matters and increased volume of foreclosures. FDIC insurance assessments increased as a result of our non-performing asset levels, and salaries and employee benefits expense increased due to merit raises and increases in staff primarily in the credit and problem asset workout areas. These increases were partially offset by decreased postage and delivery costs due to our decision to replace certain third-party courier service with in-house personnel.

Goodwill Impairment
The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment during the second quarter of 2011 because the market price of our common stock which trades publicly on the NASDAQ experienced a significant drop throughout the months of May and June 2011.  We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  At that time, our common stock was trading between $10 and $11 per share.  While step 1 of last year’s evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 to a low of $7.89 per share and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.  Our market value to book value ratios are noted below.  The ratio at June 30, 2011 is reflected on a pre-goodwill impairment charge basis.

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

Income Tax Expense – Income tax benefit was $6.9 million, or 36.2% of pre-tax loss, for the third quarter ended September 30, 2011, and $18.8 million, or 26.8% of pre-tax loss, for the first nine months of 2011, compared with income tax expense of $1.1 million, or 32.0% of pre-tax income for the third quarter of 2010, and income tax expense of $1.9 million, or 29.9% of pre-tax income, for the first nine months of 2010.  The decrease in effective tax rate for the nine months ended September 2011 is attributable to the effect of the non-deductible portion of the goodwill impairment charge and restricted stock vesting at a price lower than grant price, partially offset by an increase in tax- exempt interest income. See footnote 9, “Income Taxes”.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)

Federal statutory rate times financial statement income	$(6,673)	$1,245	$(24,556)	$2,271
Effect of:
Tax-exempt income	(105)	(74)	(290)	(226)
Goodwill impairment charge	--	--	6,169	--
Non-taxable life insurance income	(29)	(27)	(78)	(77)
Vesting of restricted stock	--	--	26	--
Federal tax credits	(11)	(11)	(34)	(34)
Other, net	(88)	4	(46)	9
Total	$(6,906)	$1,137	$(18,809)	$1,943

Analysis of Financial Condition

Total assets decreased $145.9 million, or 8.5%, to $1.58 billion at September 30, 2011 from $1.72 billion at December 31, 2010.  This decrease was primarily attributable to decreases of $101.8 million and $22.7 million in net loans and other real estate owned, respectively, and the $23.8 million write-down of goodwill. These decreases were partially offset by increases of $52.5 million in securities available for sale. The decrease in net loans was due to loan payoffs outpacing loan funding, net loan charge-offs of $21.6 million, and efforts to move impaired loans through the collection, foreclosure, and disposition process. The decrease in other real estate owned was due primarily to sales of properties with book values of $24.8 million resulting in loss on sales of $7.5 million, a valuation allowance provision of $30.7 million reflecting declines in appraised values of properties and our change in strategy to more aggressively dispose of these properties, offset by net additions of $31.2 million to the portfolio. The increase in securities available for sale was primarily due to lower loan demand. Total assets at September 30, 2011 decreased $202.2 million from $1.78 billion at September 30, 2010, representing a 11.4% decrease.

Loans Receivable – Loans receivable decreased $96.7 million, or 7.4%, during the nine months ended September 30, 2011 to $1.21 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $93.7 million, or 12.8%, during the nine months and comprised 52.9% of the total loan portfolio at September 30, 2011. The decline was attributable to net charge-offs of $21.6 million, transfers to OREO of $31.2 million, and loan payoffs outpacing loan funding by approximately $42.9 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, construction real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2011		2010
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$76,174	6.32%	$90,290	6.93%
Commercial Real Estate
Construction	118,430	9.82	199,524	15.32
Farmland	91,675	7.60	85,523	6.56
Other	443,331	36.76	441,844	33.92
Residential Real Estate
Multi-family	65,861	5.46	74,919	5.75
Other	354,820	29.42	353,418	27.13
Consumer	28,114	2.33	31,913	2.45
Agriculture	26,938	2.23	24,177	1.86
Other	741	0.06	1,060	0.08
Total loans	$1,206,084	100.00%	$1,302,668	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$655	$594
Non-accrual loans	59,132	59,799
Total non-performing loans	59,787	60,393
Real estate acquired through foreclosure	44,933	67,635
Other repossessed assets	19	52
Total non-performing assets	$104,739	$128,080

Non-performing loans to total loans	4.96%	4.64%
Non-performing assets to total assets	6.64%	7.43%
Allowance for non-performing loans	$8,333	$7,977
Allowance for non-performing loans to non-performing loans	13.94%	13.21%

Nonperforming loans at September 30, 2011 were $59.8 million, or 4.96% of total loans, compared with $45.8 million, or 3.45% of total loans, at September 30, 2010, and $60.4 million, or 4.64% of total loans at December 31, 2010.

Loans past due 30-59 days increased from $21.0 million at December 31, 2010 to $26.9 million at September 30, 2011.  Loans past due 60-89 days increased from $6.1 million at December 31, 2010 to $15.3 million at September 30, 2011.  This represents a $15.1 million increase from December 31, 2010 to September 30, 2011 in loans past due 30-89 days.  These increases were primarily in the commercial, commercial real estate, and residential real estate segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring – A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer.

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

At September 30, 2011, we had 73 restructured loans totaling $73.6 million with borrowers who experienced deterioration in financial condition compared with 44 loans totaling $25.5 million at December 31, 2010. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 4 loans totaling approximately $7.6 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. These loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.

In accordance with current guidance, we continue to report restructured loans as restructured until such time as the loan is paid in full, otherwise settled, sold, or charged-off. If the customer fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Our non-accrual policy for restructured loans is identical to our non-accrual policy for all loans. Our policy calls for a loan to be reported as non-accrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

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

Foreclosed Properties – Foreclosed properties at September 30, 2011 were $44.9 million compared with $73.6 million at September 30, 2010 and $67.6 million at December 31, 2010.  See Footnote 5, “Other Real Estate Owned”, to the financial statements. During the first nine months of 2011 we acquired $31.2 million of OREO properties, completed improvements to single family residential units of approximately $1.6 million, and sold properties totaling approximately $24.8 million. We value foreclosed properties at fair value less costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

During the third quarter of 2011, we continued to explore opportunities to bulk sell a package of OREO.  While the ultimate outcome of a transaction is uncertain, we determined in September 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties through provision of an allowance of $15.3 million to reflect a more aggressive disposition strategy.  These properties are primarily single and multi-family residential land development properties.

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

Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $17.0 million and $40.5 million, respectively, for the three and nine months ended September 30, 2011, compared with $2.2 million and $6.4 million, respectively, for the same periods of 2010.

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

Our loan loss reserve, as a percentage of total loans at September 30, 2011, increased to 3.27% from 2.21% at September 30, 2010, and from 2.63% at December 31, 2010.  Provision for loan losses increased $3.0 million to $8.0 million for the third quarter of 2011 compared with the third quarter of 2010. Provision for loan losses increased $12.2 million to $26.8 million for the nine months ended September 30, 2011 compared with $14.6 million for the same nine months of 2010.  Net loan charge-offs for the third quarter of 2011 were $7.2 million, or 0.59% of average loans, compared with $2.4 million, or 0.18%, for the third quarter of 2010, and $8.6 million, or 0.68%, for the second quarter of 2011. Net loan charge-offs for the nine months ended September 30, 2011 were $21.6 million, or 1.71% of average loans, compared with $11.6 million, or 0.85%, for the first nine months of 2010. Our allowance for loan losses to nonperforming loans increased to 66.05% at September 30, 2011, compared with 56.77% at December 31, 2010, and 64.13% at September 30, 2010.  The change in this metric between periods is attributable to the fluctuation in non-accrual loans and provision expense.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loan to non-performing loans was 13.9% at September 30, 2011 compared with 16.0% at September 30, 2010, and 13.2% at December 31, 2010.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2011 and 2010 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(dollars in thousands)

Balance at beginning of period	$38,717	$26,836	$34,285	$26,392
Provision for loan losses	8,000	5,000	26,800	14,600
Recoveries	142	70	237	223
Charge-offs	(7,367)	(2,514)	(21,830)	(11,823)
Balance at end of period	$39,492	$29,392	$39,492	$29,392

Allowance for loan losses to period-end loans	3.27%	2.21%	3.27%	2.21%
Net charge-offs to average loans	0.59%	0.18%	1.71%	0.85%
Allowance for loan losses to non-performing loans	66.05%	64.13%	66.05%	64.13%

Liabilities – Total liabilities at September 30, 2011 were $1.44 billion compared with $1.54 billion at December 31, 2010, a decrease of $95.7 million, or 6.2%.This decrease was primarily attributable to a decrease in deposits of $94.2 million, or 6.4%, to $1.37 billion at September 30, 2011 from $1.47 billion at December 31, 2010. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $1.9 million, or 12.4%, to $13.2 million from $15.0 million at December 31, 2010.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds.  The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$105,266	–	$102,383	–
Interest checking	86,638	0.83%	83,111	0.85%
Money market	82,521	1.06	81,430	1.24
Savings	36,699	0.66	35,393	0.74
Certificates of deposit	1,141,997	1.67	1,156,724	2.02
Total deposits	$1,453,121	1.44%	$1,459,041	1.74%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2011		2010
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Less than $100,000	$577,091	1.62%	$579,978	2.00%
$100,000 or more	564,906	1.71%	576,746	2.05%
Total	$1,141,997	1.67%	$1,156,724	2.02%

The following table shows at September 30, 2011 and December 31, 2010 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	September 30,	December 31,
Maturity Period	2011	2010
	(in thousands)

Three months or less	$81,579	$88,778
Three months through six months	76,827	84,908
Six months through twelve months	81,367	117,405
Over twelve months	279,015	306,781
Total	$518,788	$597,872

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities and other wholesale funding. During 2010 and the first nine months of 2011, PBI Bank utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2011, these deposits totaled $119.2 million compared with $149.2 million at December 31, 2010. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.  The following table shows at September 30, 2011 the amount of our brokered certificates of deposit by time remaining to maturity:

Maturity Period	As of September 30, 2011
(in thousands)
Three months or less	$944
Three months through six months	—
Six months through twelve months	14,212
Over twelve months	104,073
Total	$119,229

Traditionally, PBI Bank has utilized borrowings from the FHLB to supplement our funding requirements.  At September 30, 2011, the Bank had an unused borrowing capacity with the FHLB of $101.2 million.  PBI Bank also secured federal funds borrowing lines from major correspondent banks totaling $19.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.

We use cash to pay dividends on common stock, if and when declared by the board of directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks, and financing obtained in the capital markets.

As a bank holding company, our principal source of revenue is the dividends that may be declared from time to time by PBI Bank out of funds legally available for payment of dividends. PBI Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any future dividends. In addition to this current restriction, various banking laws applicable to PBI Bank limit its payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. In addition, PBI Bank sold a $9 million subordinated capital note in 2008 which provides that if PBI Bank is in default under the terms of the note, PBI Bank would be prohibited from paying dividends on its common stock.

Capital

Stockholders’ equity decreased $50.2 million to $139.2 million at September 30, 2011 compared with $189.4 million at December 31, 2010. The decrease was due to the current year net loss, further reduced by dividends declared on common stock, dividends paid on 5% cumulative preferred stock, and dividends paid on participating preferred stock.  These reductions were partially offset by increased unrealized net gains on available-for-sale securities.

Porter Bancorp has agreed with the Federal Reserve to obtain the Federal Reserve’s written consent prior to declaring or paying future dividends.  The primary source of revenue for Porter Bancorp is dividends that may be declared from time to time by PBI Bank.  PBI Bank has agreed with its primary regulators to obtain written consent prior to declaring or paying future dividends to Porter Bancorp. At September 30, 2011, Porter Bancorp had approximately $15.8 million of cash on deposit available to support its ongoing operations.

On October 28, 2011, the Bank filed its call report, indicating that its Tier 1 leverage ratio had declined to 8.57%, which is below the 9.0% minimum capital ratio required by the Consent Order.  Management held discussions with our regulators regarding the Bank’s leverage ratio being under the 9% requirement by 43 basis points as a result of our change in strategy to reduce non-performing assets more aggressively.  Porter Bancorp contributed $3 million of capital to PBI Bank on October 31, 2011 increasing the bank’s Tier 1 leverage ratio above the 9.0% minimum requirement.

In November 2008, we sold $35 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A preferred stock”) to the U.S. Department of the Treasury pursuant to its Capital Purchase Program. We also issued the U.S. Treasury a warrant to purchase 330,561 shares (adjusted for stock dividends) of Porter Bancorp’s common stock, at an exercise price of $15.88 per share (adjusted for stock dividends), subject to certain anti−dilution and other adjustments for an aggregate purchase price of $35 million in cash.

In 2010, we completed a $32.0 million private stock offering to accredited investors. Upon completion of these transactions, we issued (i) 2,588,853 shares of common stock at a price of $11.50 per share; (ii) 317,040 shares of Series C preferred stock at price of $11.50 per share; and (iii) warrants to purchase 1,380,437 shares of non−voting common stock at a price of $11.50 per share, as adjusted to reflect a 5% stock dividend in November 2010.  Each share of Series C preferred stock and each share of non−voting common stock converts into 1.05 shares of common stock automatically at such time as the holder beneficially owns less 9.9% of our common stock.

In order to minimize the need to raise capital in the near future, our Board of Directors has directed that effective with the fourth quarter of 2011, we will defer the payment of regular quarterly cash dividends on our Series A preferred stock issued to the U.S. Treasury.  The failure to pay dividends on our Series A preferred stock for six quarters would trigger the right of the holder of our Series A preferred stock (currently the U.S. Treasury) to appoint representatives to our Board of Directors.  The dividends will continue to be accrued for payment in the future and reported as a preferred dividend requirement that is deducted from income to common shareholders for financial statement purposes.

In addition, we expect to exercise our right to defer regularly scheduled interest payments on our four issues of junior subordinated debentures effective with the fourth quarter of 2011. We have issued an aggregate of approximately $25.0 million in our junior subordinated debentures to our subsidiary trusts. We pay interest on the debentures, which is used by the trusts to pay distributions on the trust preferred securities issued by them. We have the right to defer payments of interest on our junior subordinated debentures for up to 20 consecutive quarterly periods without default or penalty.  After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default.

As a result of our deferral of these dividend and interest payments, we will be contractually prohibited from resuming payment of dividends on our common stock until we are again current on both all accrued and unpaid dividends on our preferred shares and all deferred interest payments on our junior subordinated debentures.

See Footnote 12, “Regulatory Matters” for detailed regulatory capital ratios.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2011, and December 31, 2010. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 5.9% at September 30, 2011, compared with an increase of 7.8% at December 31, 2010, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2011, as calculated using the static shock model approach:

	Change in Future
	Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)

+ 200 basis points	$6,279	11.66%
+ 100 basis points	3,159	5.87

We did not run a model simulation for declining interest rates as of September 30, 2011, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

We are subject to a Consent Order with the FDIC and the KDFI and a formal agreement with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

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

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying dividends and distributions on these securities may adversely affect our common shareholders.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in October 2011. Effective with the fourth quarter of 2011, we expect to begin deferring cash dividends on the Series A preferred stock held by the U.S. Treasury and interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes will result in a deferral of distributions on our trust preferred securities. Future payment of cash dividends on our common stock and future payment on the Series A preferred stock will be subject to the prior payment of all unpaid dividends on the Series A preferred stock and all deferred distributions on our trust preferred securities. If we miss six quarterly dividend payments on the Series A preferred stock, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on the Series A preferred stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. (Removed & Reserved)

Item 5 – Other Events

As originally reported in the Company’s Current Report on Form 8-K filed August 1, 2010, the board of directors established a Risk Policy and Oversight Committee (“Oversight Committee”) to lead the Board’s oversight of the assessment and management of the risks of Porter Bancorp and PBI Bank.  David L. Hawkins, W. Glenn Hogan, Sidney L. Monroe and W. Kirk Wycoff, each of whom is an independent director as defined by the corporate governance rules of The NASDAQ Stock Market, were appointed to the Oversight Committee.  Mr. Hawkins chairs the Committee.

Based on recommendations from PBI Bank’s management consultant, the Oversight Committee has approved an implementation plan directed at ensuring that PBI Bank has the management and oversight infrastructure required for a bank of its size and complexity.  The plan will supplement a number of actions previously taken during 2011, including the appointment of chief credit officer at PBI Bank. Implementation of the plan will commence in the current quarter, and the changes are expected to be fully implemented by the end of the first quarter of 2012.

Key changes being undertaken in accordance with the plan include the following:

●
The board of directors of PBI Bank will be expanded to nine members by the addition of new independent directors, and no more than two officers of the Bank will be able to serve on the PBI Bank board. Four independent directors of Porter Bancorp will join the PBI Bank board, effective upon receipt of required regulatory approvals.  Mr. Hawkins and two other independent directors currently serve as directors of PBI Bank.

●
David Pierce, currently Chief Financial Officer of Porter Bancorp, will serve exclusively as Chief Risk Officer of Porter Bancorp, in which capacity he will oversee the organization’s internal audit and other risk management functions.  Mr. Pierce will report directly to the Company’s audit committee.

●	Phillip W. Barnhouse, Jr., currently Chief Financial Officer of PBI Bank, will also become Chief Financial Officer of Porter Bancorp.

●
The Bank’s organizational structure will be revised and staffed to better provide for ongoing needs, establish better functional responsibilities, and provide the necessary resources to the lending and support areas.

●	New performance standards for the Bank’s executive management positions will be established.

●	The position of senior loan officer is being established with responsibility for the commercial loan portfolio and the commercial loan staff.

●
New performance standards for business development and loan officers will be established, including measurement of business development activities, maintenance of loan quality, proper identification of risk and grading of loans, and required documentation and underwriting.

●	In addition, the Bank will implement a new performance measurement and salary administration plan to evaluate employee performance and provide compensation commensurate with the position.

●	A senior retail deposit officer will be recruited to oversee deposit growth with emphasis on non-interest bearing assets.

●
PBI Bank will develop, approve, and implement a revised written long range strategic plan with specific goals, objectives, and action plans including loan portfolio size, objectives, and delivery of products and services for each of the next three years.

The Oversight Committee was also authorized to investigate and evaluate the concerns raised in the 13D filed by Clinton Group LLC and its affiliates on July 11, 2011.  The Clinton 13D alleged that a number of the representations and warranties made to Clinton Group in connection with its purchase of common stock and warrants on July 23, 2010 were likely false, including, but not limited to, representations and warranties with respect to financial statements, internal controls, compliance with law, Sarbanes Oxley compliance and loan loss reserves.  The Clinton Group 13D also alleged that there were significant deficiencies in the appraisals of the Bank’s loan portfolio and in the Bank’s review of those appraisals.

During the third quarter, the Oversight Committee undertook an investigation of the foregoing allegations to determine their merit, if any, and to ascertain the reasonableness of the Bank’s allowance for loan losses and OREO valuations at the time of Clinton’s investment. In the course of its investigation:

●
The Committee reviewed each document made available to investors on the same secured website used in connection with the 2010 private offering, with particular emphasis on documents involving asset valuation estimates and representations and warranties made in the securities purchase agreement.

●
The Committee reviewed the access to additional information given to investors, including on-site management discussions and additional inquiries during visits to the Company headquarters and access to loan files of the investor’s choosing and the appraisals contained therein.

●
Documentation for specific reserves (SFAS 114) clearly stated appraised values and the date of each appraisal used to estimate the allowance for loan losses (ALLL), several of which were more than 18 months old. In many instances, management had applied internal discounts based upon its assessment of current market conditions, reducing appraised values for purposes of ALLL and other real estate owned (OREO) value estimates.  On other appraisals, management recomputed discounted cash flows using updated market information or estimates to arrive at estimated fair value, taking into account extended absorption periods, increased discount rates, and lower retail sales values.

●
The Committee tested the accuracy of management’s real estate value estimates by analyzing all OREO sales between July 1, 2009 and June 30, 2010.  The Bank experienced a loss rate of 1.1%, which supports its recorded values of OREO.

●
The Committee also compared the Company’s estimated real estate values to publicly available data on all home sales in the Lexington and Louisville/Jefferson County Metro markets at six month intervals, beginning in January 2009 and ending in June 2011. The valuations appear relatively stable, with a significant decline between June 2010 and December 2010.

PBI Bank’s last two regulatory exams coincided with preparation of year-end financial statements.  The Oversight Committee obtained and reviewed the regulatory exam reports, which supported management’s recorded ALLL and carrying values of impaired loans and OREO.

The Committee also interviewed representatives of Crowe Horwath LLP, the Company’s independent registered public accounting firm.

The Oversight Committee also noted that immediately after the Company’s stock offering in 2010, the SEC had reviewed the Company’s most recent periodic reports at the time Clinton Group conducted its due diligence.  The review included several inquiries about the disclosures and accounting for non-performing assets, ALLL, fair values, impaired loans, and OREO. After considering the Company’s responses and its commitment to enhance certain disclosures in future filings, the SEC completed its review without requiring any prior period amendments to the Company’s financial statements or disclosures.

In a letter to Chairman Hawkins included in its August 5, 2011 Form 13D amendment, Clinton Group identified various areas of the Bank’s operations it believed should be covered by the Oversight Committee’s inquiry.   In particular, Clinton noted “appraisals may have been conducted by related parties” and a “Friends of the Bank culture and programs.”  These comments had also been made to Director Wycoff at an investment conference in New York on August 2, 2011.

As part of the Committee’s inquiry into a “Friends of the Bank” culture, the Committee reviewed all of the Bank’s loans to affiliates or partners of Chairman Porter and CEO Bouvette.  There was no evidence of preferential treatment, nor anything out of the ordinary course of business in these transactions.

The Committee reviewed the level and nature of appraisal work performed for PBI Bank by the son of the Company’s Chairman.  Most were routine residential appraisals, but he had performed three appraisals on properties securing loans classified as “substandard,” none of which have incurred losses.  Upon recommendation of the Oversight Committee, PBI Bank amended its policies and procedures to forbid relatives of Bank officers to perform appraisals on classified loans or OREO.

The Committee identified OREO asset sales to individuals and businesses that included loans with terms that were favorable, including below market interest rates.  These transactions were undertaken to remove OREO assets from the Bank’s books and to assist in the resolution of problem credits.  No entity connected to Mr. Porter or Ms. Bouvette has been involved in purchasing these properties or receiving these loans.  The Committee also noted that the Bank has established loan programs directed at assisting developers and builders to sell inventory.  The Bank seeks to provide end-user financing to homeowners or investors wishing to buy property that secures loans the Bank has extended to builder and developer customers.  These programs did not benefit Mr. Porter, Ms. Bouvette, or their related interests.

The Oversight Committee reported its conclusions to the Company’s board of directors in October 2011.  While recognizing that opportunities to improve the Bank’s lending and non-performing asset administration existed, the  Oversight Committee concluded that this did not rise to a level that would result in the financial statements, or representations and warranties with respect to the financial statements, being misleading to investors in the 2010 private placement offering of the Company’s stock.  The Oversight Committee further concluded that investors were afforded ample opportunity and access to information for their due diligence, including documentation involving asset valuation estimates, on-site management discussions and additional inquiries during visits to the Company headquarters, and access to loan files of their choosing and the appraisals contained therein, and that the Company’s disclosures were adequate in all material respects.

Item 6. Exhibits

(a)           Exhibits
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 10, 2011	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

November 10, 2011	By:	/s/ David B. Pierce
David B. Pierce
Chief Financial Officer and Chief
Accounting Officer