Form 10-K
period 2011-12-31
Porter Bancorp, Inc.
filed 2012-03-30
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

   Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2011, was $23,153,647 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 29, 2012, was 11,823,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2012 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the eighth largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our wholly-owned subsidiary PBI Bank, we operate 18 full-service banking offices in twelve counties in Kentucky.  Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties.  We also have an office in Lexington, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an innovative on-line bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.  As of December 31, 2011, we had total assets of $1.5 billion, total net loans of $1.1 billion, total deposits of $1.3 billion and stockholders’ equity of $84 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman, and Maria L. Bouvette, our president and chief executive officer. In 2005, we completed a reorganization in which we consolidated our subsidiary banks into a single bank. On December 31, 2005, we renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area. We completed our initial public offering in September 2006.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for cash consideration of $35.0 million, (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share.

In 2010, we completed a $32 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Non−Voting Cumulative Mandatorily Convertible Perpetual Preferred Shares, Series C (“Series C Preferred Stock”) and (iii) warrants to purchase to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital.

On June 24, 2011, PBI Bank entered into a consent order with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The consent order requires the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.

On September 21, 2011, Porter Bancorp entered into a written agreement with the Federal Reserve Bank of St. Louis. Porter Bancorp made formal commitments to use its resources to serve as a source of strength for PBI Bank, to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest on subordinated debentures or principal on trust preferred securities without written approval, and to submit a plan to maintain sufficient capital.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Owensboro and Bowling Green – and in other communities along the I-65 corridor.

■
Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky and the twenty-seventh largest city in the United States. The Louisville metropolitan area includes the consolidated Louisville/Jefferson County and 12 surrounding Kentucky and Southern Indiana counties with an estimated 1.3 million residents in 2010. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman and YUM! Brands.

■
Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky with an estimated countywide population of over 296,000 in 2010. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its Bluegrass horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.”  It is also the home of the University of Kentucky and Transylvania University. The area’s employers include Toyota, Lexmark, IBM Global Services and Valvoline.

■
Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s third largest city. Daviess County had an estimated countywide population of approximately 97,000 in 2010. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

■
Southern Kentucky: This market includes Bowling Green, the fourth largest city in Kentucky, located about 60 miles north of Nashville, Tennessee.  Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of an estimated countywide population of approximately 156,000 in 2010. This market also includes thriving communities in the contiguous Barren County, including the city of Glasgow.  Major employers in Barren and Warren Counties include GM’s Corvette plant and several other automotive facilities and R.R. Donnelley’s regional printing facility   .

■
South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties, which had a combined population of approximately 78,000 in 2010. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage and consumer loans to small to medium-sized businesses, the owners and employees of those businesses, and other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, travelers’ checks, cash management, vault services, loan and deposit sweep accounts and lock box services.  Through our trust division, we offer personal trust services, employer retirement plan services and personal financial and retirement planning services.

Employees

At December 31, 2011, the Company had 291 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

There are a number of banks that offer services exclusively over the internet and other banks market their internet services to their customers nationwide. Many of the larger banks have greater market presence and greater financial resources to market their internet banking services. Additionally, new competitors and competitive factors are likely to emerge, particularly in view of the rapid development of internet commerce. On the other hand, we believe that many customers prefer to be able to conduct their banking transactions at local banking offices. We believe that these findings support our strategic decision to complement our traditional community bank with our uniquely branded online bank to offer customers the benefits of both traditional and internet banking services.

Supervision and Regulation

Consent Order and Formal Written Agreement. On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. PBI Bank agreed to obtain the written consent of both agencies before declaring or paying any future dividends. As a practical matter, PBI Bank will not be able to pay dividends to Porter Bancorp for the foreseeable future. The consent order also establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  At December 31, 2011, the Bank’s Tier 1 leverage ratio declined to 6.3% and its total risk-based capital ratio declined to 11.0%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order. At December 31, 2011, Porter Bancorp’s leverage ratio was 6.6% and its total risk-based capital ratio was 11.3%. We are continuing our efforts to strengthen our capital levels and comply with the Consent Order.

On September 21, 2011, we entered into a formal written agreement with the Federal Bank of St. Louis. Porter Bancorp made formal commitments in the agreement to use its financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without written approval, and to submit an acceptable plan to maintain sufficient capital.

Bank and Holding Company Laws, Rules and Regulations. The following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Company are not known at this time.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including the Company, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, permanently increases the standard maximum amount of deposit insurance per customer to $250,000 and extends the unlimited deposit insurance on non-interest bearing transaction accounts through January 1, 2013. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred security issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Act codifies and expands the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal agencies. The Company is monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company cannot currently be determined, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Company’s operations.

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

Acquisitions. A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities.  Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then only if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

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

U.S. Treasury Capital Purchase Program.  On November 21, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), established under the Emergency Economic Stabilization Act of 2008 (“EESA”), Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 330,561 shares (adjusted for stock dividends) of Porter Bancorp’s common stock, at an exercise price of $15.88 per share (adjusted for stock dividends), subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the quarterly dividend level at the time of the transaction without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards) and grants registration rights to the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued upon any exercise of the Warrant.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. We are under a Consent Order with our primary regulators as previously discussed. Please see “Supervision and Regulation” above for our capital requirements.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. PBI Bank did not pay any dividends in 2011.

Prior to November 21, 2011, unless Porter Bancorp redeemed all of the Series A Preferred Stock issued to the U.S. Treasury on November 21, 2008 or unless the U.S. Treasury transferred all the preferred securities to a third party, the consent of the U.S. Treasury was required for Porter Bancorp to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the per share dividend amount at the time of the issuance of the Series A Preferred Stock, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a shareholders’ rights plan.

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

PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9%. As of December 31, 2011, PBI Bank’s ratio of total capital to total risk-weighted assets was 10.9% and its ratio of Tier 1 capital to total assets was 6.2%, both under the ratios required by the Consent Order.

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

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decreases, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

●	requiring a capital restoration plan;

●	placing limits on asset growth and restriction on activities;

●	requiring the bank to issue additional voting or other capital stock or to be acquired;

●	placing restrictions on transactions with affiliates;

●	restricting the interest rate the bank may pay on deposits;

●	ordering a new election of the bank’s board of directors;

●	requiring that certain senior executive officers or directors be dismissed;

●	prohibiting the bank from accepting deposits from correspondent banks;

●	requiring the bank to divest certain subsidiaries;

●	prohibiting the payment of principal or interest on subordinated debt; and

●	ultimately, appointing a receiver for the bank.

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

Deposit Insurance Assessments. The deposits of PBI Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

On November 12, 2009, the FDIC amended the final rule adopted on May 22, 2009 to restore losses to the DIF. The new rule required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all 2010, 2011, and 2012. An institution’s assessment is calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC incorporated a uniform 3 basis point increase effective January 1, 2011. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for 2010 through 2012. The entire amount of the prepaid assessment was recorded as a prepaid expense. As of December 31, 2009, and each quarter thereafter, each institution is to record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. At December 31, 2011, our unexhausted prepaid assessment was $2.0 million.

The Dodd-Frank Act imposes additional assessments and costs with respect to deposits. Under the Dodd-Frank Act, the FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years. In February 2011, the FDIC adopted a final rule on the deposit insurance assessment system. The rule is effective as of April 1, 2011, and revises the assessment system to comply with Dodd-Frank and also includes a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF. The first assessments under the new rule were payable in the third quarter of 2011.

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

Historically, an out-of-state bank was permitted to establish banking offices in Kentucky only by merging with a Kentucky bank. De novo branching into Kentucky by an out-of-state bank was not permitted. This difficulty for out-of-state banks to branch in Kentucky limited the ability of a Kentucky bank to branch into many states, as several states have reciprocity requirements for interstate branching.  The Dodd-Frank Act permits de novo interstate branching by national banks and insured state banks by amending the state “opt-in” election.  Applications for out-of-state de novo branches would be approved if, under the law of the state in which the branch is to be located, a state bank chartered by such state would be permitted to establish the branch.

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

Consumer Protection Laws. PBI Bank is subject to consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act, and the Federal Trade Commission Act, among others. References to or summaries of these laws is subject to the full text and implementation of such laws. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers.

Privacy. Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

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

Available Information

We file reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements, as well as any amendments to those reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report on Form 10-K free of charge upon written request to: Chief Financial Officer, Porter Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.

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

Our good standing with bank regulatory agencies is of fundamental importance to the continuation of our businesses. In June 2011, PBI Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis.  Pursuant to the Agreement, we made formal commitments to, among other things, use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

Bank regulatory agencies can exercise discretion when an institution does not meet minimum regulatory capital levels and the terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business. Compliance with the Consent Order will also increase our operating expense, which could adversely affect our financial performance.

If we continue to incur significant losses, we may need to raise additional capital. Our inability to increase our capital to the levels required by our bank regulatory agreements could have a material adverse effect on our business.

We recorded a net loss to common shareholders of $105.2 million in 2011.  The net loss for 2011 was due in part to provision for loan losses of $62.6 million, write downs of $34.9 million on values of other real estate owned, a $23.8 million non-cash pre-tax goodwill impairment charge, and a $31.7 million deferred tax valuation allowance.

Our losses, driven by asset impairments, have reduced our capital below the levels agreed upon with our banking regulators. While we believe we have recognized the probable losses in our portfolio, the continuing weakness in the real estate market makes it difficult to determine the degree to which additional performing loans will deteriorate to weakened credit status. Further credit deterioration could result in additional losses and a reduction in capital  levels.

In its consent order with the FDIC and the KDFI, PBI Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9%. As of December 31, 2011, PBI Bank’s ratio of total capital to total risk-weighted assets was 10.9% and its ratio of Tier 1 capital to total assets was 6.2%, both below the ratios required by the consent order.

We have agreed with the FDIC, the KDFI and the Federal Reserve Bank of St. Louis to develop a plan to restore our capital ratios to levels that comply with our regulatory agreements. We are evaluating various specific initiatives to increase our regulatory capital and reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance, including the management of our profitability, levels of average assets, credit quality, and levels of other real estate owned. We may not have access to capital on acceptable terms or at all.  Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations.  In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying dividends and distributions on these securities may adversely affect our common shareholders.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in October 2011.  Effective with the fourth quarter of 2011, we began deferring cash dividends on the Series A Preferred Stock held by the U.S. Treasury and interest payments on the junior subordinated notes relating to our trust preferred securities.  Deferring interest payments on the junior subordinated notes resulted in a deferral of distributions on our trust preferred securities. We will be prohibited from paying cash dividends on our common stock until such time as we have paid all deferred dividends on our Series A Preferred Stock and all deferred distributions on our trust preferred securities.

If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest and resume quarterly interest payments or we will be in default.  If we miss six quarterly dividend payments on the Series A preferred stock, whether or not consecutive, the U.S. Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. Dividends on the Series A preferred stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and by economic conditions generally.

The capital and credit markets have experienced unprecedented levels of volatility and disruption since 2008. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Reduced consumer spending and the absence of liquidity in the global credit markets during this period have depressed business activity across a wide range of industries. Unemployment has also increased significantly. Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans and other products and services offered by us;
●	A decrease in the value of collateral securing our loans;
●	An impairment of certain intangible assets, such as goodwill; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

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

Approximately 89.3% of our loan portfolio as of December 31, 2011, was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate which has resulted in declining real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk. The poor condition of the residential construction and commercial development real estate markets has led to increased non-performing assets in our loan portfolio and increased provision expense for losses on loans, which have had, and could continue to have a material adverse effect on our capital, financial condition and results of operations.

Approximately 8.9% of our loan portfolio as of December 31, 2011, consisted of real estate construction and development loans. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

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

We have had difficulty maintaining effective internal controls over loan grading.

During 2011, our internal process for assessing loan grades did not always result in an accurate grade for the credit risk. Our internal control process surrounding loan grades, which consists of a combination of internal and external loan review activities, identified and corrected the grades for the majority of loans that were not initially graded correctly. However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the year. In preparing this annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded their scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take their additional findings into consideration. While we are taking actions to strengthen our initial loan grade assignment process and to dedicate additional resources to increase the scope of our loan review activities, it is possible that we could have additional internal control weakness in this area in future periods.

We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses to the Company.

During 2010 and 2011, we acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (OREO). Large OREO balances have led to increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, to complete construction of structures prior to sale. We expect that our operating results in 2012 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, as well as by the funding costs associated with assets that are tied up in OREO. In addition, any further decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our evaluations require it.

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

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common securities in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows and our level of regulatory-qualifying capital.

We may need to raise additional capital in the future by selling capital stock. Future sales or other dilution of our equity may adversely affect the market price of our common stock.

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

Our stock price is currently below our book value per share. Accordingly, a sale of common shares at or below our stock price would be dilutive to current shareholders.

We are a holding company and depend on our subsidiaries for dividends and distributions.

We are a legal entity separate and distinct from our banking and other subsidiaries. Our principal source of cash flow, from which we fund any dividends paid to our shareholders, is dividends from PBI Bank. There are statutory and regulatory limitations on the payment of dividends by PBI Bank to us, as well as by us to our shareholders. Regulations of the Federal Reserve affect our ability to pay dividends and other distributions to our shareholders.  Regulations of the FDIC and the KDFI affect the ability of PBI Bank to pay dividends and other distributions to us, and PBI Bank has agreed to obtain the prior consent of those regulators before it can pay dividends to us. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.9 million at December 31, 2011. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to management fees from affiliate banks, earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2011, are needed to cover ongoing operating expenses of the parent company which have been reduced and are budgeted at $1.5 million for 2012. The reduction in budgeted expenses from actual expenses for 2011 is primarily the result of deferring payments on our Series A preferred stock issued to the U.S. Treasury and on our trust preferred securities. Parent company liquidity could be improved by raising capital. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We may not pay dividends on your common stock and we have agreed with the Federal Reserve to obtain its written consent before declaring or paying any future dividends.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare from funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we currently do not pay a cash dividend and we are not required to do so.  Also, participation in the CPP limits our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding, as discussed in greater detail in the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. We have eliminated our quarterly dividend. There can be no assurance that we will pay dividends to our shareholders in the future, or if dividends are paid, that we will increase our dividend to historical levels or otherwise. Our ability to pay dividends to our shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization’s capital structure. In addition, Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, Porter Bancorp cannot pay dividends for the foreseeable future.

We may not be able to realize the value of our tax losses and deductions.

Due to our losses, we have a net operating loss carry-forward of $2.4 million, credit loss carry-forwards of $685,000, and other net deferred tax assets of $28.2 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods.

Our issuance of securities to the U.S. Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we do not redeem the shares by that time.

On November 21, 2008, as part of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008 (“EESA”), we sold $35 million of senior preferred stock to the U.S. Treasury. We also issued to the U.S. Treasury a warrant to purchase 299,829 shares of our common stock at $17.51 per share, subject to certain anti-dilution and other adjustments. The warrant is currently exercisable for 330,561 shares at an exercise price of $15.88, based on our 2009 and 2010 5% stock dividends. The terms of the transaction with the U.S. Treasury limit our ability to pay dividends and repurchase our shares. We will not be able to pay any dividends on our common stock unless and until we are current on our dividend payments on the preferred shares. Effective with the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on this preferred stock. These restrictions, as well as the dilutive impact of the warrant, may have an adverse effect on the market price of our common stock.

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

As of December 31, 2011, J. Chester Porter and Maria L. Bouvette together beneficially owned approximately 6,061,606 shares, or 51.3% of our outstanding common stock.  Mr. Porter has made arrangements that provide for Ms. Bouvette to retain voting control of his common stock in the event of death or incapacity. Ms. Bouvette has made similar arrangements that provide for a committee including Mr. Porter and two of her siblings to retain voting control of her common stock in the event of death or incapacity. Accordingly, Mr. Porter and Ms. Bouvette will be able to exercise control over our business and affairs and will be able to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of a majority of our board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

●
a majority of its board of directors consists of “independent directors,” which the NASDAQ rules define as persons who are not either officers or employees of the company and have no relationships that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out their responsibilities as directors;

●
decisions regarding the compensation paid to executive officers are made either by a compensation committee composed entirely of independent directors or by a majority of the independent directors; and

●
nominations for election to the board of directors are made either by a nominating committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or by a majority of the independent directors.

Although a majority of our directors are independent directors, Mr. Porter and Ms. Bouvette, together have the voting power to remove directors who oppose actions or decisions they favor. Mr. Porter and Ms. Bouvette also have the power to elect a majority of directors who are not independent directors. Our board may elect to dispense with the nominating and governance committee at any time without shareholder consent. Accordingly, our shareholders have fewer procedural and substantive protections than shareholders of companies subject to all of the NASDAQ corporate governance requirements.

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

Additionally, pursuant to the Dodd-Frank Act, the FDIC amended its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Prior to this change, we are assessed only on deposit balances. The FDIC adopted a rule implementing this change, as well as adopting a revised risk-based assessment calculation in February 2011. The FDIC has also proposed a rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact nature and cumulative effect of these recent changes are not yet known, but they are expected to increase the amount of premiums we must pay for FDIC insurance. Any such increase may adversely affect our business, financial condition or results of operations.

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

Competition in the banking industry may also limit our ability to attract and retain banking clients. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

●	offer higher interest rates on deposits and lower interest rates on loans than we can;
●	offer a broader range of services than we do;
●	maintain more branch locations than we do; and
●	mount extensive promotional and advertising campaigns.

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

Our future success significantly depends on the continued services and performance of our key management personnel. We do not have employment agreements with any of our senior executives. Our future performance will depend on our ability to motivate and retain these and other key officers. The loss of the services of members of our senior management or other key officers or the inability to attract additional qualified personnel as needed could materially harm our business.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include: the allowance for credit losses; intangible assets; mortgage servicing rights; and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our other intangible assets or significantly increase our accrued income taxes.

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

During 2011, our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.

We operate in a highly regulated environment and, as a result, are subject to extensive regulation and supervision that could adversely affect our financial performance and our ability to implement our growth and operating strategies.

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, which is described under “Item 1 – Business—Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

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

●
new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, debit card interchange fee requirements, and the “Volcker Rule,” which restricts the sponsorship, or the acquisition or retention of ownership interests, in private equity funds;

●
the creation of a new Consumer Financial Protection Bureau with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more;

●	the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk;

●	provisions affecting corporate governance and executive compensation of all companies subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended;

●	a provision that would broaden the base for FDIC insurance assessments; and

●
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

Markets	Square Footage	Owned/Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 645 Elm Street, Eminence	1,500	Owned
Hillview Office: 11998 Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased

South Central Kentucky
Brownsville Office: 113 East Main, Brownsville	8,500	Owned
Greensburg Office: 202-04 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 210 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West Logan Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Northside Office: 1300 North Main Street, Beaver Dam	3,200	Owned
Wal-Mart Office: 1701 North Main Street, Beaver Dam	500	Leased

Owensboro/Davies County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Fairview Office: 1042 Fairview Avenue, Suite A, Bowling Green	3,000	Leased
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned
Canmer Office: 2708 North Jackson Highway, Canmer	5,000	Owned

Item 3.	Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings. In the opinion of management, there is no known legal proceeding pending which an adverse decision would be expected to result in a material adverse change in our business or consolidated financial position. See Footnote 25, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings and other matters.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the ticker symbol “PBIB”.  The following table presents the high and low sales prices for our common stock reported on the NASDAQ Global Market for the periods indicated.  Market prices and dividends paid have been restated to reflect stock dividends.

	2011
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$3.50	$1.95	$0.00
Third Quarter	5.01	2.96	0.00
Second Quarter	8.17	4.72	0.01
First Quarter	10.72	7.89	0.01

	2010
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$10.89	$9.94	$0.01
Third Quarter	11.63	9.05	0.10
Second Quarter	14.02	12.02	0.19
First Quarter	14.30	10.21	0.19

As of February 3, 2012, we had approximately 1,047 shareholders, including 372 shareholders of record and approximately 675 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividends

We will not be able to pay dividends on our common stock for the foreseeable future. We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in October 2011.

As a bank holding company, Porter Bancorp’s ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

Our principal source of revenue with which to pay dividends on our common stock is the dividends that PBI Bank may declare and pay to us out of funds legally available for payment of dividends. PBI Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any future dividends. In addition to this current restriction, various laws applicable to PBI Bank also limit its payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. As a practical matter, PBI Bank will not be able to pay dividends to us for the foreseeable future.

Effective with the fourth quarter of 2011, we began deferring cash dividends on our Series A preferred stock held by the U.S. Treasury and interest payments on the junior subordinated notes relating to our trust preferred securities.  Deferring interest payments on the junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. We will not be able to pay cash dividends on our common stock in the future until we have paid all accrued and unpaid dividends on our Series A preferred stock and all deferred distributions on our trust preferred securities.  Dividends on the Series A preferred stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution can be made to the holders of our common stock.

Purchase of Equity Securities by Issuer

The Company did not repurchase any shares in 2011.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2007 to 2011. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2011	2010	2009	2008	2007
Income Statement Data:
Interest income	$73,554	$86,407	$94,466	$100,107	$91,800
Interest expense	22,039	28,841	40,412	52,881	49,404

Net interest income	51,515	57,566	54,054	47,226	42,396
Provision for loan losses	62,600	30,100	14,200	5,400	4,025
Non-interest income	7,833	11,582	7,094	6,868	5,556
Non-interest expense	104,273	46,478	30,456	27,757	22,474

Income (loss) before income taxes	(107,525)	(7,430)	16,492	20,937	21,453
Income tax expense (benefit)	(218)	(3,046)	5,424	6,927	7,224

Net income (loss)	(107,307)	(4,384)	11,068	14,010	14,229
Less:
Dividends on preferred stock	1,750	1,810	1,750	194	—
Accretion on Series A preferred stock	177	177	176	20	—
Earnings (loss) allocated to participating securities	(4,080)	(184)	97	94	—

Net income (loss) available to common	$(105,154)	$(6,187)	$9,045	$13,702	$14,229

Common Share Data (1):
Basic earnings (loss) per common share	$(8.98)	$(0.60)	$1.00	$1.51	$1.60
Diluted earnings (loss) per common share	(8.98)	(0.60)	1.00	1.51	1.60
Cash dividends declared per common share	0.02	0.49	0.76	0.73	0.70
Book value per common share	3.74	12.76	14.61	14.14	13.40
Tangible book value per common share	3.54	10.33	11.44	11.18	11.06

Balance Sheet Data (at period end):
Total assets	$1,455,424	$1,723,952	$1,835,090	$1,647,857	$1,456,020
Debt obligations:
FHLB advances	7,116	15,022	82,980	142,776	121,767
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	7,650	8,550	9,000	9,000	—

Average Balance Data:
Average assets	$1,659,959	$1,747,648	$1,714,131	$1,572,599	$1,221,649
Average loans	1,243,474	1,353,295	1,371,034	1,324,658	1,019,628
Average deposits	1,434,462	1,459,041	1,385,572	1,250,614	997,287
Average FHLB advances	15,315	47,800	106,259	138,954	69,276
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	8,208	8,941	9,000	4,525	—
Average notes payable	—	—	—	—	14
Average stockholders’ equity	159,434	188,015	168,752	131,706	114,797

(1)	Common share data has been adjusted to reflect a 5% stock dividend effective December 14, 2010, November 19, 2009 and November 10, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky.  Our markets have experienced annual positive deposit growth rates in recent years with the trend expected to continue. The Bank is both a traditional community bank with a wide range of commercial and personal banking products and an innovative online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 60.5% of our total loan portfolio as of December 31, 2011, and 62.7% as of December 31, 2010. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2011, we reported a net loss of $107.3 million compared to net loss of $4.4 million for the year ended December 31, 2010.  After deductions for dividends on preferred stock, accretion on preferred stock, and earnings allocated to participating securities, the net loss to common shareholders was $105.2 million for the year ended December 31, 2011, compared to net loss to common shareholders of $6.2 million for the year ended December 31, 2010. Basic and diluted loss per common share were $(8.98) for the year ended December 31, 2011, compared to loss per common share of $(0.60) for 2010.

The decline in our financial performance in 2011 was primarily due to losses in our commercial real estate and construction and land development loan portfolios.  Weakness in demand for housing units in our markets continues to negatively impact values of collateral securing our loans and other real estate owned (OREO), as well as some customers’ ability to repay their loans.  As a result of these trends we charged off a high level of commercial real estate and construction and land development loans.  We also wrote down other real estate owned to reflect declining real estate values reflected in new appraisals and our strategy to bulk sell certain properties.

Non-performing loans were 8.22% of total loans and nonperforming assets stood at 9.26% of total assets at December 31, 2011.  We remain diligent in the management of our portfolio and are striving to improve credit quality by working throughout our markets with our clients to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

In addition, we recorded a pre-tax goodwill impairment charge of $23.8 million during the second quarter of 2011. The write-off of goodwill was a non-cash accounting entry that had no effect on liquidity, regulatory capital or regulatory capital ratios. Approximately $6.2 million of the impairment charge was deductible for federal tax purposes. The after tax impact of the goodwill impairment charge was $21.6 million, or $(1.84) per common share.

We also established a 100% deferred tax valuation allowance of $31.7 million in December 2011 based upon a detailed analysis of our past performance and our expected future performance.  We considered all evidence currently available, both positive and negative, in determining, based on the weight of that evidence, the likelihood that the deferred tax asset would be realized.  During that review, we determined that the level of our recent historical losses, the level of our non-performing assets, our inability to meet our forecasted levels of earnings in 2011, our intent to defer payment of dividends on our subordinated debentures and Series A Preferred Stock, and our non-compliance with the capital requirements of our Consent Order outweighed our forecasted taxable earnings levels for the near and long term.  As such, we established a 100% deferred tax valuation allowance.  A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized.

Significant developments for the year ended December 31, 2011 were:

■	Loans decreased 12.8% to $1.1 billion compared to $1.3 billion at December 31, 2010.

■	Total assets decreased 15.6% to $1.5 billion since the 2010 year-end.

■	Deposits declined 9.8% to $1.3 billion compared with $1.5 billion at December 31, 2010.

■	Net interest margin decreased to 3.40% for 2011 compared with 3.59% for 2010.

■
We recorded a pre-tax goodwill impairment charge of $23.8 million during the second quarter of 2011. The write-off of goodwill was a non-cash accounting entry that had no effect on liquidity, regulatory capital or regulatory capital ratios. Approximately $6.2 million of the impairment charge was deductible for federal tax purposes. The after tax impact of the goodwill impairment charge was $21.6 million or $(1.84) per common share.

■	We established a 100% valuation allowance for our $31.7 million deferred tax asset in December 2011.

■	Non-performing assets increased from $128.1 million at December 31, 2010, to $134.8 million at December 31, 2011.

■
Provision for loan losses increased $32.5 million in 2011 compared with 2010 as the result of an increase in non-performing loans, and an increase in net loan charge-offs of $44.3 million, or 3.56% of average loans for 2011, compared with $22.2 million, or 1.64% of average loans for 2010.

■
Other real estate owned (OREO) expenses increased to $47.5 million for the year ended December 31, 2011, from $16.3 million for the year ended December 31, 2010.  This increase was primarily attributable to $34.9 million in fair value write-downs tied to declining real estate values reflected in new appraisals and our strategy to bulk sell certain properties, as well as the ongoing carrying and maintenance costs for the OREO portfolio.

■
On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. The consent order establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  At December 31, 2011, the Bank’s Tier 1 leverage ratio declined to 6.2% and its total risk-based capital ratio declined to 10.9%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order. At December 31, 2011, Porter Bancorp’s leverage ratio was 6.5% and its total risk-based capital ratio was 11.2%. We are continuing our efforts to strengthen our capital levels and comply with the Consent Order.

■
On September 21, 2011, we entered into a formal written agreement with the Federal Bank of St. Louis. Porter Bancorp made formal commitments in the agreement to use its financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without written approval, and to submit an acceptable plan to maintain sufficient capital.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

Recent Developments and Future Plans

During 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss is primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of December 31, 2011, these capital ratios were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

●
Continue to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

●	Our historical losses have been significant in construction and development lending.

o
We recorded net construction and development loan charge-offs totaling $11.0 and $11.4 million in 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

o
In 2011, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent due to weakness in the economy and softness in demand for housing that certain land development and residential condominium projects would require extended holding periods to sell the properties at recent appraised values.  Accordingly, in June of 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.

o
Although we were carrying our OREO at fair market value less estimated cost to sell, we subsequently adjusted our valuations for land development and residential development properties held in OREO similar to the properties we sold earlier in 2011. Our 2011 fair value adjustments totaled approximately $25.6 million to reflect our intent to market these properties more aggressively to retail and bulk buyers.  Additionally, we recorded approximately $9.3 million of fair value adjustments related to new appraisals received for properties in the portfolio during 2011.

o
In summary, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 and $10.4 million in 2011 and 2010, respectively. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2011, respectively.

●	We are committed to reducing loan concentrations and balance sheet risk.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. These loans totaled $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  While we have not yet reduced our balances in these categories to the required percentages, we have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $101.5 million at December 31, 2011.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $252.7 million at December 31, 2011.

●	Raise capital by selling common stock through a public offering or private placement to existing and new investors.

●	Evaluate other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or refrain from formal sanctions.

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

Other Real Estate Owned – Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure.  It is classified as real estate owned until such time as it is sold.  When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less estimated cost to sell.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded.  For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal.  Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property. We obtain updated appraisals each year on the anniversary of ownership unless a sale is imminent.

Goodwill and Intangible Assets – We evaluate goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. We evaluated goodwill for impairment during the second quarter of 2011 because our common stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011. We evaluated goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  While step 1 of the evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 and continued downward throughout the months of May and June 2011. The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.

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

The fair value was determined utilizing our market capitalization based upon recent common stock price levels.  We also considered market comparison transactions and control premiums for institutions of a similar size and performance.  Based on this analysis, we determined that our goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

Intangible assets that are not amortized are evaluated for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual review, management does not believe our intangible assets are impaired at December 31, 2011.

Stock-based Compensation – Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. We utilize a Black-Scholes model, which requires the input of highly subjective assumptions, such as volatility, risk-free interest rates and dividend pay-out rates, to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis.  We established a 100% deferred tax valuation allowance of $31.7 million in December 2011 based upon the analysis of our past performance and our expected future performance.  We considered all evidence currently available, both positive and negative, in determining, based on the weight of that evidence, the likelihood that the deferred tax asset would be realized.  During that review, we determined that the level of our recent historical losses, the level of our non-performing assets, our inability to meet our forecasted levels of earnings in 2011, our intent to defer payment of dividends on our subordinated debentures and Series A Preferred Stock, and our non-compliance with the capital requirements of our Consent Order outweighed our forecasted taxable earnings levels for the near and long term.  As such, we established a 100% deferred tax valuation allowance.  A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized.  Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2011 compared with 2010:

	For the Years Ended December 31,		Change from Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)
Gross interest income	$73,554	$86,407	$(12,853)	(14.9)%
Gross interest expense	22,039	28,841	(6,802)	(23.6)
Net interest income	51,515	57,566	(6,051)	(10.5)
Provision for credit losses	62,600	30,100	32,500	108.0
Non-interest income	6,766	7,027	(261)	(3.7)
Gains on sale of securities, net	1,108	5,152	(4,044)	(78.5)
Other than temporary impairment on securities	(41)	(597)	556	(93.1)
Non-interest expense	104,273	46,478	57,795	124.3
Net income (loss) before taxes	(107,525)	(7,430)	(100,095)	1347.2
Income tax expense (benefit)	(218)	(3,046)	2,828	(92.8)
Net income (loss)	(107,307)	(4,384)	(102,923)	2347.7
Dividends on preferred stock	1,750	1,810	(60)	(3.3)
Accretion on Series A preferred stock	177	177	—	—
Earnings allocated to participating securities	(4,080)	(184)	(3,896)	2117.4
Net income (loss) available to common	(105,154)	(6,187)	(98,967)	1599.6

Net loss of $107.3 million for the year ended December 31, 2011, increased $102.9 million from net loss of $4.4 million for 2010.  Net loss to common shareholders of $105.2 million for the year ended December 31, 2011, increased $99.0 million from net loss to common shareholders of $6.2 million for 2010. This decrease in earnings was primarily attributable to a one-time goodwill impairment charge of $23.8 million, establishment of a deferred tax asset valuation allowance of $31.7 million, increased provision for loan losses expense, and non-interest expenses associated with our OREO.

Goodwill was determined to be impaired during the second quarter of 2011 as the result of operating losses and a significant drop in value of our common stock which trades on NASDAQ.  The deferred tax asset is dependent on future levels of income. Given our net loss for the past two years, and evaluation of other positive and negative evidence, we established a 100% valuation allowance for our deferred tax asset in the fourth quarter of 2011. Provision for loan losses expense increased $32.5 million, or 108.0%, in comparison with 2010 as a result of an increase in non-performing loans, and an increase in net loan charge-offs to $44.3 million, or 3.56% of average loans for 2011, compared with $22.2 million, or 1.64% of average loans for 2010.  Non-interest income decreased $261,000, or 3.7%, in comparison with 2010 primarily as a result of decreased service charges on deposit accounts.  Gains on sales of investment securities decreased $4.0 million, or 78.5% in comparison with 2010 due to fewer sales of securities during the year.

Non-interest expense increased $57.8 million, or 124.3%, in comparison with 2010 primarily as a result of a one-time goodwill impairment charge of $23.8 million, increased expense related to other real estate owned, increased loan collection expense, and borrowing prepayment fees.  Income tax benefit decreased $2.8 million, or 92.8%, as the result of the establishment of the $31.7 million deferred tax valuation allowance.

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

Net loss of $4.4 million for the year ended December 31, 2010, decreased $15.5 million, or 139.6%, from net income of $11.1 million for 2009.  Net loss to common shareholders of $6.2 million for the year ended December 31, 2010, decreased $15.2 million, or 168.4%, from net income to common shareholders of $9.0 million for 2009. This decrease in earnings was primarily attributable to increased provision for loan losses expense and non-interest expense.  Provision for loan losses expense increased $15.9 million, or 112.0%, in comparison with 2009 as a result of an increase in non-performing loans, and an increase in net loan charge-offs to $22.2 million, or 1.64% of average loans for 2010, compared with $7.5 million, or 0.54% of average loans for 2009.

Non-interest income increased $248,000, or 3.7%, in comparison with 2009 primarily as a result of increased income from fiduciary activities, and increased gains on sales of loans originated for sale.  Gains on sales of investment securities increased $4.8 million, or 1535.6% in comparison with 2009 due to a strategic decision to liquidate our portfolio of private label mortgage-backed securities and certain other mortgage-backed securities and corporate bonds. These gains were partially offset by other- than-temporary impairment write-downs on investment securities of $597,000 during 2010. No similar write-downs were recorded during 2009.  Non-interest expense increased $16.0 million, or 52.6%, in comparison with 2009 as a result of increased state franchise tax expense and increased expense related to other real estate owned.  Earnings allocated to participating securities for 2010 resulted from the issuance of participating Series C preferred shares during 2010.

Net Interest Income – Our net interest income was $51.5 million for the year ended December 31, 2011, a decrease of $6.1 million, or 10.5%, compared with $57.6 million for the same period in 2010.  Net interest spread and margin were 3.24% and 3.40%, respectively, for 2011, compared with 3.38% and 3.59%, respectively, for 2010.  Average nonaccrual loans were $67.4 million and $54.0 million in 2011 and 2010, respectively. The decrease in net interest income was primarily the result of lower average earning assets. In addition, net interest income and net interest margin were adversely affected by $4.0 million and $2.7 million of interest lost on non-accrual loans during 2011 and 2010, respectively. Also, average interest bearing liabilities as a percentage of interest earning assets increased from 89.6% in 2010 to 90.3% in 2011 due to lower capital. Nonaccrual loans increased significantly in the fourth quarter of 2011.

Our average interest-earning assets were $1.53 billion for 2011, compared with $1.62 billion for 2010, a 5.2% decrease, primarily attributable to lower average loans and investment securities.  Average loans were $1.24 billion for 2011, compared with $1.35 billion for 2010, an 8.1% decrease.  Average investment securities were $148.5 million for 2011, compared with $159.9 million for 2010, a 7.1% decrease.  Our total interest income decreased 14.9% to $73.6 million for 2011, compared with $86.4 million for 2010. The change was due primarily to lower interest rates on and lower volume of loans and investment securities.

Our average interest-bearing liabilities decreased by 4.4% to $1.39 billion for 2011, compared with $1.45 billion for 2010. Our total interest expense decreased by 23.6% to $22.0 million for 2011, compared with $28.8 million during 2010, due primarily to lower interest rates paid on certificates of deposit, and a lower volume of FHLB advances.  Our average volume of certificates of deposit decreased 3.2% to $1.12 billion for 2011, compared with $1.16 billion for 2010. The average interest rate paid on certificates of deposit decreased to 1.65% for 2011, compared with 2.02% for 2010.   Our average volume of FHLB advances decreased 68.0% to $15.3 million for 2011, compared with $47.8 million for 2010.  The average interest rate paid on FHLB advances decreased to 3.51% for 2011, compared with 4.22% for 2010.  The decrease in cost of funds was the result of the continued re-pricing of certificates of deposit at maturity at lower interest rates.

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

Our average interest-earning assets were $1.62 billion for 2010, compared with $1.64 billion for 2009, a 1.1% decrease, primarily attributable to lower average loans and investment securities.  Average loans were $1.35 billion for 2010, compared with $1.37 billion for 2009, a 1.3% decrease.  Average investment securities were $159.9 million for 2010, compared with $173.7 million for 2009, a 7.9% decrease.  Our total interest income decreased 8.5% to $86.4 million for 2010, compared with $94.5 million for 2009.  The change was due primarily to lower interest rates on loan volume.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$1,111,136	$59,450	5.35%	$1,209,125	$67,960	5.62%
Commercial	77,098	4,362	5.66	84,847	5,131	6.05
Consumer	29,140	2,428	8.33	34,346	2,944	8.57
Agriculture	25,175	1,407	5.59	23,877	1,483	6.21
Other	925	32	3.46	1,100	41	3.73
U.S. Treasury and agencies	10,173	322	3.17	9,674	362	3.74
Mortgage-backed securities	96,221	2,967	3.08	110,718	5,846	5.28
State and political subdivision securities (3)	29,506	1,123	5.86	21,331	854	6.16
State and political subdivision securities	3,178	172	5.41	2,947	161	5.46
Corporate bonds	7,466	452	6.05	12,906	875	6.78
FHLB stock	10,072	428	4.25	10,072	441	4.38
Other debt securities	572	46	8.04	694	46	6.63
Other equity securities	1,397	49	3.51	1,623	48	2.96
Federal funds sold	5,729	3	0.05	12,633	16	0.13
Interest-bearing deposits in other financial institutions	127,087	313	0.25	82,648	199	0.24

Total interest-earning assets	1,534,875	73,554	4.83%	1,618,541	86,407	5.37%
Less: Allowance for loan losses	(37,762)			(27,836)
Non-interest-earning assets	162,846			156,943

Total assets	$1,659,959			$1,747,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$1,120,154	$18,468	1.65%	$1,156,724	$23,415	2.02%
NOW and money market deposits	171,028	1,451	0.85	164,541	1,716	1.04
Savings accounts	36,511	228	0.62	35,393	261	0.74
Federal funds purchased and repurchase agreements	10,524	440	4.18	11,734	484	4.12
FHLB advances	15,315	537	3.51	47,800	2,015	4.22
Junior subordinated debentures	33,208	915	2.76	33,941	950	2.80

Total interest-bearing liabilities	1,386,740	22,039	1.59%	1,450,133	28,841	1.99%
Non-interest-bearing liabilities
Non-interest-bearing deposits	106,769			102,383
Other liabilities	7,016			7,117

Total liabilities	1,500,525			1,559,633
Stockholders’ equity	159,434			188,015

Total liabilities and stockholders’ equity	$1,659,959			$1,747,648

Net interest income		$51,515			$57,566

Net interest spread			3.24%			3.38%

Net interest margin			3.40%			3.59%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.68%			111.61%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2010			2009
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

	Year Ended December 31, 2011 vs. 2010			Year Ended December 31, 2010 vs. 2009
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(3,782)	$(6,098)	$(9,880)	$(5,337)	$(1,074)	$(6,411)
U.S. Treasury and agencies	(58)	18	(40)	(10)	315	305
Mortgage-backed securities	(2,190)	(689)	(2,879)	(804)	(1,328)	(2,132)
State and political subdivision securities	(55)	335	280	(2)	(15)	(17)
Corporate bonds	(86)	(337)	(423)	27	167	194
FHLB stock	(13)	—	(13)	(25)	—	(25)
Other debt securities	9	(9)	—	1	(1)	—
Other equity securities	8	(7)	1	1	(8)	(7)
Federal funds sold	(6)	(7)	(13)	7	(9)	(2)
Interest-bearing deposits in other financial institutions	5	109	114	(18)	54	36

Total increase (decrease) in interest income	(6,168)	(6,685)	(12,853)	(6,160)	(1,899)	(8,059)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(4,238)	(709)	(4,947)	(11,295)	1,894	(9,401)
NOW and money market accounts	(324)	59	(265)	(281)	35	(246)
Savings accounts	(41)	8	(33)	(58)	9	(49)
Federal funds purchased and repurchase agreements	7	(51)	(44)	(21)	29	8
FHLB advances	(293)	(1,185)	(1,478)	667	(2,343)	(1,676)
Junior subordinated debentures	(15)	(20)	(35)	(205)	(2)	(207)

Total increase (decrease) in interest expense	(4,904)	(1,898)	(6,802)	(11,193)	(378)	(11,571)

Increase (decrease) in net interest income	$(1,264)	$(4,787)	$(6,051)	$5,033	$(1,521)	$3,512

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Service charges on deposit accounts	$2,609	$2,984	$3,112
Income from fiduciary activities	993	987	875
Secondary market brokerage fees	219	327	235
Title insurance commissions	99	160	130
Gains on sales of loans originated for sale	713	554	411
Gains on sales of investment securities, net	1,108	5,152	315
Other-than-temporary impairment on securities	(41)	(597)	—
Other	2,133	2,015	2,016
Total non-interest income	$7,833	$11,582	$7,094

Non-interest income decreased by $3.7 million to $7.8 million for 2011 compared with $11.6 million for 2010. This was primarily due to lower gain on sales of investment securities of $4.0 million, or 78.5%, due to fewer sales. Our non-interest income was also lower due to decreased service charges on deposit accounts of $375,000, or 12.6%, and decreased secondary market brokerage fees of $108,000, or 33.0%.  Fewer service charges on deposit account fees were the result of lower transaction volume. These decreases were partially offset by increased gains on sales of loans originated for sale of $159,000, or 28.7%, and lower other-than-temporary impairment charges of $556,000, or 93.1%.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Salary and employee benefits	$15,218	$14,903	$15,009
Occupancy and equipment	3,729	4,095	3,918
Goodwill impairment charge	23,794	—	—
Other real estate owned expense	47,525	16,254	1,155
FDIC insurance	3,470	2,971	2,984
Loan collection expense	2,509	908	369
State franchise tax	2,228	2,172	1,800
Professional fees	1,392	1,067	901
Communications	678	737	729
Borrowing prepayment fees	486	—	—
Postage and delivery	485	722	752
Office supplies	352	388	429
Advertising	314	408	492
Other	2,093	1,853	1,918
Total non-interest expense	$104,273	$46,478	$30,456

Non-interest expense for the year ended December 31, 2011, of $104.3 million represented a 124.3% increase from $46.5 million for the same period last year.  The increase in non-interest expense was primarily attributable to an increase in other real estate owned expense from increased losses on sales of OREO, OREO write-downs to reflect declining market values and the impact of our sales strategy change in regard to certain OREO properties, and OREO maintenance expenses. Expenses related to other real estate owned include:

	2011	2010
	(in thousands)
Net loss on sales	$8,889	$565
Provision to allowance for sales strategy change	25,613	—
Provision to allowance for declining market values	9,261	14,062
Operating expense	3,762	1,627
Total	$47,525	$16,254

In 2011, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent due to weakness in the economy and softness in demand for housing that certain land development and residential condominium projects would require extended holding periods to sell the properties at recent appraised values.  Accordingly, in June of 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.

Although we were carrying our OREO at fair market value less estimated cost to sell, we subsequently adjusted our valuations for land development and residential development properties held in OREO similar to the properties we sold in 2011. We recorded an allowance totaling approximately $25.6 million to reflect our intent to market these properties more aggressively to retail and bulk buyers.  Additionally, we recorded approximately $9.3 million of fair value write-downs related to new appraisals received for properties in the portfolio during 2011.

Loan collection expense increased $1.6 million, or 176.3%, to $2.5 million in 2011 from $908,000 in 2010 due to settlements of certain legal matters and increased volume of foreclosures. In June 2011, we settled this litigation for less than the $1,058,000 minimum amount of compensatory and punitive damages awarded in a jury verdict against PBI Bank, which we recorded in the second quarter as loan collection expense. We also recorded approximately $300,000 of loan collection expense in 2011 related to a Jefferson County, Kentucky court ruling to uphold a contested mechanics lien on a property for which we took a deed in lieu of foreclosure.

FDIC insurance assessments increased $499,000, or 16.8%, to $3.5 million in 2011 from $3.0 million in 2010 as a result of our non-performing asset levels. Salaries and employee benefits expense increased $315,000, or 2.1%, to $15.2 million in 2011 from $14.9 million in 2010 due to merit raises and increases in staff primarily in the credit and problem asset workout areas. Professional fees increased $325,000, or 30.5%, to $1.4 million in 2011 from $1.1 million in 2010 due to increased accounting and evaluation services related to goodwill impairment and deferred tax assets, and increased staff recruitment services and management evaluation services. We incurred borrowing prepayment fees of $312,000 on the retirement of a $10 million repurchase agreement prior to maturity and $174,000 on the prepayment of $5.5 million of FHLB advances prior to maturity. We elected to redeem these higher cost borrowings in connection with our asset/liability planning and to lower our cost of funds in future periods. No similar transactions occurred in 2010.

These increases were partially offset by a decrease in occupancy and equipment expense of $366,000, or 8.9%, due to reduced depreciation on equipment expense, and decreased postage and delivery expense of $237,000, or 32.8%, due to our decision to replace certain third-party courier services with in-house personnel.

Goodwill Impairment
The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment during the second quarter of 2011 because the market price of our common stock on NASDAQ experienced a significant drop throughout the months of May and June 2011.  We assessed goodwill for impairment during the fourth quarter of 2010 with the assistance of an independent valuation professional by applying a series of fair-value-based tests.  At that time, our common stock was trading between $10 and $11 per share.  While step 1 of last year’s evaluation indicated potential impairment, the detailed step 2 test concluded that our goodwill was not impaired.  Our stock trended downward during the first quarter of 2011 to a low of $7.89 per share and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.  Our market value to book value ratios are noted below.

The ratio at June 30, 2011 is reflected on a pre-goodwill impairment charge basis.

Market Value to Book Value Ratio:

	Book Value Per Share	Market Price Per Share	Market to Book Ratio
12/31/2010	$12.76	$10.31	81%
3/31/2011	$12.79	$7.89	62%
6/30/2011	$9.47	$4.98	53%

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

We determined the fair value utilizing our market capitalization based upon recent common stock price levels.  We also considered market comparison transactions and control premiums for institutions of a similar size and performance.  Based on this analysis, we determined that our goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory ratios.

Non-interest Expense Comparison – 2010 to 2009
Non-interest expense for the year ended December 31, 2010 of $46.5 million represented a 52.6% increase from $30.5 million from 2009.  Other real estate owned (OREO) expense increased $15.1 million, 1307.27%, to $16.3 million in 2010 from $1.2 million in 2009 due to write-downs of OREO to reflect declining real estate values during the year, increased losses on sales of OREO, and increased OREO maintenance costs.  During 2010, we recorded fair value write-downs on our OREO portfolio totaling approximately $14.1 million to reflect lower appraised values driven by declining real estate values in our markets during the year. Occupancy expense increased $177,000, or 4.5%, to $4.1 million in 2010 from $3.9 million in 2009 due to increased maintenance costs related to computer equipment, and increased equipment lease expense.  State franchise tax, which is based on the most recent five-year average capital balances, increased $372,000, or 20.7%, due to increased Bank capital resulting from $21 million of capital contributions from its parent, PBI, during 2010, and growth from capital injections and net earnings over the five-year averaging period.  Professional fees increased $166,000, or 18.4%, to $1.1 million in 2010 from $901,000 in 2009 due to increased accounting, legal, and consulting services.

Non-interest expense increases were partially offset by a decrease in salary and benefits expense of $106,000, or 0.7%, due to decreased incentive compensation expense and discretionary 401(k) match expense. These decreases were partially offset by increased medical insurance costs from increased coverage rates.

Income Tax Expense – Income tax benefit was $218,000 for 2011 compared with $3.0 million for 2010. The 2011 income tax benefit was significantly affected by the establishment of a 100% valuation allowance for our deferred tax asset of $31.7 million.  Our statutory federal tax rate was 35% in both 2011 and 2010. Our effective federal tax rate was 41.0% in 2010. The effective tax rate for 2011 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

The valuation allowance for our deferred tax assets does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude it is more likely than not the deferred tax asset will be utilized.

See Note 14, “Income Taxes”, for additional discussion of our income taxes.

Income tax benefit was $3.0 million for 2010 compared with income tax expense of $5.4 million for 2009. Our statutory federal tax rate was 35% in both 2010 and 2009.  Our effective federal tax rate increased to 41.0% in 2010 from 32.9% in 2009. We had a higher than statutory tax rate for 2010 due to our pre-tax loss, adjusted for tax exempt income and other permanent tax adjustments.

Analysis of Financial Condition

Total assets at December 31, 2011 were $1.5 billion compared with $1.7 billion at December 31, 2010, a decrease of $268.5 million or 15.6%.  This decrease was primarily attributable to a decrease of $166.6 million in loans.  The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $44.6 million in loan charge-offs and the transfer of loan balances totaling $41.9 million to OREO.

PBI Bank’s total risk-based capital was $118.8 million at December 31, 2011.  PBI Bank’s consent order with its primary regulators required its Board of Directors to adopt and implement a plan to reduce its construction and development loans to not more than 75% of total risk-based capital. These loans totaled $101.5 million, or 85% of total risk-based capital, at December 31, 2011.  It also required a plan to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

While we have not yet reduced our balances in these categories to the percentages established in our plan, the largest decrease in loans was in our construction loan portfolio, which declined from $199.5 million at December 31, 2010 to $101.5 million at December 31, 2011.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $252.7 million at December 31, 2011.

Total assets at December 31, 2010 were $1.7 billion compared with $1.8 billion at December 31, 2009, a decrease of $111.1 million or 6.1%.  This decrease was primarily attributable to a decrease of $110.3 million in loans.  The decrease in loans was attributable to $22.5 million in loan charge-offs and the transfer of loan balances totaling $90.8 million to OREO.

Loans Receivable – Loans receivable decreased $166.6 million, or 12.8%, during the year ended December 31, 2011, to $1.1 billion.  Our commercial, commercial real estate, and real estate construction portfolios decreased by an aggregate of $129.7 million, or 15.9%, during 2011 and comprised 60.5% of the total loan portfolio at December 31, 2011.

Loans receivable decreased $110.3 million, or 7.8%, to $1.30 billion at December 31, 2010, compared with $1.41 billion at December 31, 2009. Our commercial, commercial real estate, and real estate construction portfolios decreased $112.8 million, or 12.1%, to $817.2 million at December 31, 2010.  At December 31, 2010, these loans comprised 62.7% of the total loan portfolio compared with 65.8% of the loan portfolio at December 31, 2009.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$71,216	6.27%	$90,290	6.93%
Commercial Real Estate:
Construction	101,471	8.93	199,524	15.32
Farmland	90,958	8.01	85,523	6.56
Other	423,844	37.31	441,844	33.92
Residential Real Estate:
Multi-family	60,410	5.31	74,919	5.75
1-4 Family	337,350	29.70	353,418	27.13
Consumer	26,011	2.29	31,913	2.45
Agriculture	23,770	2.09	24,177	1.86
Other	993	0.09	1,060	0.08
Total loans	$1,136,023	100.00%	$1,302,668	100.00%

	As of December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$89,903	6.36%	$90,978	6.74%	$108,619	8.92%
Commercial Real Estate:
Construction	304,230	21.53	371,301	27.50	318,462	26.15
Farmland	83,898	5.94	77,504	5.74	69,831	5.74
Other	451,945	31.99	377,130	27.94	352,574	28.95
Residential Real Estate:
Multi-family	65,043	4.60	56,350	4.17	45,207	3.71
1-4 Family	354,358	25.08	319,734	23.68	268,878	22.08
Consumer	36,989	2.62	37,783	2.80	38,061	3.13
Agriculture	25,064	1.77	16,181	1.20	14,855	1.22
Other	1,488	0.11	3,145	0.23	1,211	0.10
Total loans	$1,412,918	100.00%	$1,350,106	100.00%	$1,217,698	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $30.1 million at December 31, 2011.

At December 31, 2011, we had thirteen loan relationships each with aggregate extensions of credit in excess of $10 million. In 2010 we had fifteen relationships of this size. Four of the thirteen relationships include loans that have been classified as substandard by the Bank’s internal loan review process. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $98.1 million from 2010 to 2011 as the result of construction projects being completed and sold to end users or refinanced under permanent financing arrangements, and also loans in this category being transferred to OREO through the normal progression of collection, workout, and ultimate disposition. We continue to actively work to reduce the size of our real estate construction portfolio.

As of December 31, 2011, we had $16.4 million of participations in real estate loans purchased from, and $82.7 million of participations in real estate loans sold to, other banks. As of December 31, 2010, we had $14.4 million of participations in real estate loans purchased from, and $92.3 million of participations in real estate loans sold to, other banks.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman, J. Chester Porter and his brother, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our president and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman owns an interest of approximately 36.0% and his brother owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. These entities are not consolidated in the financial statements of the Company.  Maria Bouvette also serves as chief financial officer of each of the banks. We receive a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services.

As of December 31, 2011, we had $4.1 million of participations in real estate loans purchased from, and $13.2 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2010, we had $4.3 million of participations in real estate loans purchased from, and $19.7 million of participations in real estate loans sold to, these affiliate banks. At December 31, 2011, $1.8 million and $1.8 million of loan participations sold to Peoples Bank, Taylorsville, and Peoples Bank, Mt. Washington, respectively, were on non-accrual.

We have analyzed our relationship with these affiliates and determined that we do not have the power to direct the activities of the affiliates that significantly impact their economic performance nor do we govern their absorption of losses or use of their economic resources.  As such, these entities are not consolidated in our financial statements.

Loan Maturity Schedule – The following table sets forth information at December 31, 2011, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2011
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$13,296	$21,430	$777	$35,503
Commercial Real Estate:
Construction	23,066	21,103	2,504	46,673
Farmland	12,620	35,240	4,627	52,487
Other	95,585	161,893	31,267	288,745
Residential Real Estate:
Multi-family	16,787	30,431	4,462	51,680
1-4 Family	72,163	105,476	84,306	261,945
Consumer	5,595	16,089	2,235	23,919
Agriculture	4,195	2,211	10	6,416
Other	423	—	1	424
Total fixed rate loans	$243,730	$393,873	$130,189	$767,792

Loans with floating rates:
Commercial	$20,121	$9,462	$6,130	$35,713
Commercial Real Estate:
Construction	26,528	25,176	3,094	54,798
Farmland	9,689	4,934	23,848	38,471
Other	39,303	60,186	35,610	135,099
Residential Real Estate:
Multi-family	978	1,679	6,073	8,730
1-4 Family	16,828	22,316	36,261	75,405
Consumer	1,147	623	322	2,092
Agriculture	14,508	2,080	766	17,354
Other	—	539	30	569
Total floating rate loans	$129,102	$126,995	$112,134	$368,231

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on non-accrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 90 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of legal counsel.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Past due 90 days or more still on accrual	$1,350	$594	$5,968	$11,598	$2,145
Loans on non-accrual status	92,020	59,799	78,888	9,725	10,524
Total non-performing loans	93,370	60,393	84,856	21,323	12,669
Real estate acquired through foreclosure	41,449	67,635	14,548	7,839	4,309
Other repossessed assets	5	52	80	96	30
Total non-performing assets	$134,824	$128,080	$99,484	$29,258	$17,008

Non-performing loans to total loans	8.22%	4.63%	6.00%	1.58%	1.04%
Non-performing assets to total assets	9.26%	7.43%	5.42%	1.78%	1.17%
Allowance for non-performing loans	$11,382	$7,977	$7,266	$2,363	$1,443
Allowance for non-performing loans to non-performing loans	12.2%	13.2%	8.6%	11.1%	11.4%

Interest income that would have been earned on non-performing loans was $4.0 million, $2.7 million, and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Interest income recognized on accruing non-performing loans was $611,000, $222,000, and $225,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Loans more than 90 days past due increased $756,000, and non-accrual loans increased $32.2 million, respectively, from December 31, 2010 to December 31, 2011.  The $93.4 million in nonperforming loans at December 31, 2011, and $60.4 million at December 31, 2010, were primarily construction, land development, other land, commercial real estate, and residential real estate loans.  The protracted slowdown in housing unit sales and loss of tenants or inability to lease vacant office and retail space has placed inordinate stress on these customers and their ability to repay according to the contractual terms of the loans.  As such, we have placed these credits on non-accrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Loans past due 30-59 days decreased from $21.0 million at December 31, 2010 to $17.3 million at December 31, 2011.  Loans past due 60-89 days decreased from $6.1 million at December 31, 2010 to $3.9 million at December 31, 2011.  This represents a $5.8 million decrease from December 31, 2010 to December 31, 2011, in loans past due 30-89 days.  These decreases were primarily in the commercial real estate, residential real estate, and consumer segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring – A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer.

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

At December 31, 2011, we had 114 restructured loans totaling $113.7 million with borrowers who experienced deterioration in financial condition compared with 44 loans totaling $25.5 million at December 31, 2010. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties.  Of these loans, 4 loans totaling approximately $7.0 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also included $2.1 million of commercial loans.

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

See Footnote 4, “Loans”, to the financial statements for additional disclosure related to troubled debt restructuring.

Foreclosed Properties – Foreclosed properties at December 31, 2011 were $41.4 million compared with $67.6 million at December 31, 2010.  See Footnote 6, “Other Real Estate Owned”, to the financial statements. During 2011, we acquired $41.9 million of OREO properties, completed improvements to single family residential units of approximately $1.7 million, and sold properties totaling approximately $34.9 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

Other real estate owned (OREO) is recorded at fair market value less estimated cost to sell at time of acquisition.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2011	2010
	(in thousands)
Commercial Real Estate:
Construction	$31,280	$50,491
Farmland	715	1,904
Other	6,364	6,504
Residential Real Estate:
Multi-family	—	823
1-4 Family	3,090	7,913
	$41,449	$67,635

Net activity relating to other real estate owned during the years indicated is as follows:

	2011	2010
	(in thousands)
OREO Activity
OREO as of January 1	$67,635	$14,548
Real estate acquired	41,917	90,787
Valuation adjustments for sales strategy change	(25,613)	—
Valuation adjustments for declining market values	(9,261)	(14,062)
Improvements	1,650	1,947
Loss on sale	(8,889)	(565)
Proceeds from sale of properties	(25,990)	(25,020)
OREO as of December 31	$41,449	$67,635

In 2011, we explored opportunities to bulk sell OREO in addition to our historical strategy of selling properties on an individual basis to retail buyers.  The costs associated with ownership and maintenance of foreclosed properties can be significant.  With concurrence of the Board of Directors, we determined that certain residential land and condominium development properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent due to weakness in the economy and softness in demand that these properties were going to require extended holding periods to sell the properties at recent appraised values.

Given our change in strategy to reduce non-performing assets in an accelerated manner, management adjusted downward the valuations for certain residential land and condominium development properties in our OREO portfolio to reflect the likely net realizable value achievable by aggressively marketing these properties through bulk sale opportunities.

Accordingly, during June 2011, we sold, in a single transaction, 54 finished condominium property units from our OREO portfolio, with a carrying value of approximately $11.0 million for $5.2 million, resulting in a pre-tax loss of $5.8 million.

Although we were carrying our OREO at fair market value less estimated cost to sell, we subsequently adjusted our valuations for land development and residential development properties held in OREO similar to the properties we sold in 2011. We recorded an allowance totaling approximately $25.6 million to reflect our intent to market these properties more aggressively to retail and bulk buyers.  Additionally, we recorded approximately $9.3 million of fair value write-downs related to new appraisals received for properties in the portfolio during 2011.  We were also successful in selling OREO totaling $34.9 million during the year ended December 31, 2011.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balances at beginning of period	$34,285	$26,392	$19,652	$16,342	$12,832

Loans charged-off:
Real estate	38,538	19,261	6,519	2,711	1,777
Commercial	4,197	2,675	301	347	299
Consumer	1,070	496	875	749	267
Agriculture	841	29	36	27	31
Total charge-offs	44,646	22,461	7,731	3,834	2,374

Recoveries:
Real estate	184	114	133	145	84
Commercial	69	28	55	85	54
Consumer	87	104	76	85	88
Agriculture	—	8	7	8	8
Total recoveries	340	254	271	323	234
Net charge-offs	44,306	22,207	7,460	3,511	2,140
Provision for loan losses	62,600	30,100	14,200	5,400	4,025
Balance acquired in bank acquisition	—	—	—	1,421	1,625
Balance at end of period	$52,579	$34,285	$26,392	$19,652	$16,342

Allowance for loan losses to period-end loans	4.63%	2.63%	1.87%	1.46%	1.34%
Net charge-offs to average loans	3.56%	1.64%	0.54%	0.27%	0.21%
Allowance for loan losses to non-performing loans	56.31%	56.77%	31.10%	92.16%	128.99%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10, “Impairment of a Loan”.  When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and classification as discussed above.  At year-end 2011, our allowance for loan losses to total non-performing loans decreased to 56.3% from 56.8% at year-end 2010.   We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We increased the allowance for loan losses as a percentage of loans outstanding to 4.63% at December 31, 2011 from 2.63% at December 31, 2010. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

We follow a loan grading program designed to evaluate the credit risk in our loan portfolio. Through this loan grading process, we maintain an internally classified watch list which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans categorized as watch list loans show warning elements where the present status exhibits one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements as compared with those of a satisfactory credit. We review these loans to assist in assessing the adequacy of the allowance for loan losses.

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

During 2011, our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.

Once a loan is deemed impaired or uncollectible as contractually agreed, the loan is charged-off either partially or in-full against the allowance for loan losses, based upon the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of collateral less estimated cost to sell with respect to collateral-based loans.

As of December 31, 2011, we had $229.6 million of loans classified as substandard, $391,000 classified as doubtful, $48.9 million classified as special mention and none classified as loss. This compares with $168.7 million of loans classified as substandard, $18,000 classified as doubtful, $19.0 million classified as special mention and none classified as loss as of December 31, 2010.  The $61.0 million increase in loans classified as substandard is primarily attributable to the migration of classified loans through the collection process. As of December 31, 2011, we had allocations of $30.2 million in the allowance for loan losses related to these classified loans.  This compares to allocations of $16.9 million in the allowance for loan losses related to classified loans at December 31, 2010.

We recorded a provision for loan losses of $62.6 million for the year ended December 31, 2011, compared with $30.1 million for 2010 and $14.2 million for 2009. The total allowance for loan losses was $52.6 million or 4.63% of total loans at December 31, 2011, compared with $34.3 million or 2.63% of total loans at December 31, 2010, and $26.4 million or 1.87% of total loans at December 31, 2009. The increased allowance is consistent with the increase in our classified loans of $104.2 million from December 31, 2010 to December 31, 2011, increased loan charge-offs, and trends within the portfolio, in particular the protracted slowdown in housing unit sales and continued weakness in demand for residential land in our markets.  Net charge-offs were $44.3 million for the year ended December 31, 2011, compared with $22.2 million for 2010 and $7.5 million for 2009.  Charge-offs for 2011 were concentrated in the loans secured by real estate category of the portfolio.  In fact, net charge-offs for loans secured by real estate increased from $19.1 million in 2010 to $38.4 million in 2011.  This represents 87% of our net charge-offs for 2011.  These net charge-offs consisted of $14.7 million of commercial real estate loans, $13.3 million of residential real estate loans, and $9.8 million of construction and land development loans. The continued weakness in the real estate sector of the market continued to exert downward pressure on the value of real estate securing our loans. We continue to closely monitor real estate values for property that secures our loans to ensure our allowance is adequate.

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

	As of December 31,
	2011		2010
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$4,207	6.27%	$2,147	6.93%
Commercial Real Estate:
Construction	13,920	8.93	11,164	15.32
Farmland	2,023	8.01	702	6.56
Other	17,081	37.31	12,209	33.92
Residential Real Estate:
Multi-family	1,797	5.31	517	5.75
1-4 Family	12,420	29.70	6,707	27.13
Consumer	792	2.29	701	2.45
Agriculture	325	2.09	134	1.86
Other	14	0.09	4	0.08
Total	$52,579	100.00%	$34,285	100.00%

	As of December 31,
	2009		2008		2007
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,040	6.36%	$1,623	6.74%	$1,655	8.92%
Commercial Real Estate:
Construction	8,215	21.53	5,907	27.50	3,654	26.15
Farmland	643	5.94	882	5.74	903	5.74
Other	9,266	31.99	6,770	27.94	6,606	28.95
Residential Real Estate:
Multi-family	578	4.60	590	4.17	629	3.71
1-4 Family	4,662	25.08	2,271	23.68	1,580	22.08
Consumer	538	2.62	603	2.80	574	3.13
Agriculture	163	1.77	238	1.20	192	1.22
Other	5	0.11	26	0.23	6	0.10
Unallocated	282	—	742	—	543	—
Total	$26,392	100.00%	$19,652	100.00%	$16,342	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $52.5 million, or 49.4%, to $158.9 million at December 31, 2011, compared with $106.3 million at December 31, 2010.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$10,494	$1,149	$—	$11,643	$5,973	$37	$—	$6,010
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475	60,270	1,590	(5)	61,855
State and municipal	35,456	2,610	(4)	38,062	26,039	995	(32)	27,002
Corporate	7,259	315	(242)	7,332	8,744	507	(32)	9,219
Other debt	572	34	—	606	572	—	—	572
Equity	1,359	356	—	1,715	1,400	254	(3)	1,651
Total	$152,426	$6,675	$(268)	$158,833	$102,998	$3,383	$(72)	$106,309

The following table sets forth the contractual maturities, fair values and weighted-average yields for our securities held at December 31, 2011:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$—	—%	$3,690	2.68%	$—	—%	$7,953	3.41%	$11,643	3.17%
Agency mortgage-backed	121	4.94	588	4.34	3,078	5.39	95,688	2.93	99,475	3.01
State and municipal	500	6.16	8,141	5.58	15,296	5.48	14,125	5.49	38,062	5.51
Corporate bonds	—	—	1,335	8.13	5,997	5.66	—	—	7,332	6.05
Other debt	—	—	—	—	—	—	606	8.00	606	8.00
Total	$621	5.92%	$13,754	4.97%	$24,371	5.52%	$118,372	3.28%	$157,118	3.78%
Equity									1,715
Total									$158,833

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee.  We limit our purchases of these securities to bank qualified issues with high credit ratings.  We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2011, 96.3% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 20.2 years.

In December 2011, based upon relevant market information, we determined that our basis in twelve equity securities with an unrealized loss position for more the 12 months was not recoverable in the near term. Therefore, during 2011, we recorded an other-than-temporary impairment charge totaling $41,000 for these securities which had an adjusted cost basis of $206,000.

The Company held 40 equity securities at December 31, 2011. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. At December 31, 2011, we had no equity securities in our portfolio with unrealized losses.

As of December 31, 2011, management does not believe any of the debt securities in our portfolio with unrealized losses should be classified as other-than-temporarily impaired.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, including brokered and wholesale deposits, which are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2011, total deposits decreased $143.9 million compared with 2010. During 2010, total deposits decreased $62.4 million compared with 2009. The decrease in deposits for 2011 and 2010 was primarily in certificates of deposit balances and money market accounts.

To evaluate our funding needs in light of deposit trends resulting from continually changing conditions, management and board committees evaluate simulated performance reports that forecast changes in margins along with other pertinent economic data. We continue to offer attractively priced deposit products along our product line to allow us to retain deposit customers and reduce interest rate risk during various rising and falling interest rate cycles.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$106,769		$102,383		$99,167
Interest Checking	89,103	0.74%	83,111	0.85%	75,602	0.84%
Money Market	81,925	0.96	81,430	1.24	86,619	1.53
Savings	36,511	0.62	35,393	0.74	34,386	0.90
Certificates of Deposit	1,120,154	1.65	1,156,724	2.02	1,089,798	3.01
Total Deposits	$1,434,462		$1,459,041		$1,385,572
Weighted Average Rate		1.40%		1.74%		2.53%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$569,667	1.59%	$579,978	2.00%	$611,011	3.03%
$100,000 or more	550,487	1.71	576,746	2.05	478,787	2.98
Total	$1,120,154	1.65%	$1,156,724	2.02%	$1,089,798	3.01%

The following table shows at December 31, 2011 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Amount
(dollars in thousands)
Three months or less	$77,118
Three months through six months	65,359
Six months through twelve months	167,811
Over twelve months	183,056
Total	$493,344

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2011, we had $7.1 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $106.0 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2011	2010	2009
	(dollars in thousands)
Average balance outstanding	$15,315	$47,800	$106,259
Maximum amount outstanding at any month-end during the period	38,937	110,763	142,583
End of period balance	7,116	15,022	82,980
Weighted average interest rate:
At end of period	3.31%	3.87%	3.46%
During the period	3.51%	4.22%	3.47%

Subordinated Capital Note – At December 31, 2011, our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $7.7 million.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  The note is due July 1, 2020.  At December 31, 2011, the interest rate on this note was 3.37%.

Junior Subordinated Debentures – At December 31, 2011, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034
	$25,000				$25,775

(1)	As of December 31, 2011, the 3-month LIBOR was 0.58%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

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

Deferring interest payments on our junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. We will be prohibited from paying cash dividends on our common stock until such time as we have paid all deferred distributions on our trust preferred securities.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier I capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. The new quantitative limits were effective March 31, 2011. As of December 31, 2011, Porter Bancorp’s trust preferred securities totaled 22.6% of its Tier 1 capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. During 2011 and 2010, we utilized brokered and wholesale deposits to supplement our funding strategy. At December 31, 2011, these deposits totaled $118.4 million compared with $149.2 million at December 31, 2010. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. The following table shows at December 31, 2011, the amount of our brokered certificates of deposit by time remaining to maturity (in thousands):

Three months or less	$—
Three months through six months	12,129
Six months through twelve months	91,250
Over twelve months	15,000
Total	$118,379

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2011, we had an unused borrowing capacity with the FHLB of $106.0 million.

Subsequent to year-end, as a result of our recent financial results, the FHLB changed our collateral arrangements from a blanket pledge of residential mortgage loans to a detailed loan listing requirement.  Our borrowing capacity under the detailed loan listing requirement is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans.  The listing requirement also increases the level of collateral required for borrowings.  We are working with the FHLB to finalize the loans in our borrowing base under the listing requirement and understand that our borrowing capacity will be at significantly lower levels until our financial performance improves.

We also secured federal funds borrowing lines from major correspondent banks totaling $15.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.9 million at December 31, 2011. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to management fees from affiliate banks, earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2011, are needed to cover ongoing operating expenses of the parent company which have been reduced and are budgeted at $1.5 million for 2012. The reduction in budgeted expenses from actual expenses for 2011 is primarily the result of deferring payments on our Series A preferred stock issued to the U.S. Treasury and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was accomplished. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business“ and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors.  We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.
In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes with resulted in a deferral of distributions on our trust preferred securities, Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities.

Stockholders’ equity decreased $105.6 million to $83.8 million at December 31, 2011, compared with $189.4 million at December 31, 2010. The decrease was due to the 2011 net loss and to dividends declared on common stock, cumulative preferred stock, and participating preferred stock.

In 2010, we completed a $32 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Series C Preferred Stock and (iii) warrants to purchase to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share.

The Series C Preferred Stock has no voting rights (except when required by law), has a liquidation preference over our common stock, and dividend rights equivalent to our common stock. Each share of Series C Preferred Stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of such Series C Preferred Stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

The warrants are exercisable into non-voting common stock until they expire on September 16, 2015. The non-voting common stock has no voting rights (except when required by law), but otherwise has the same dividend and other rights as our common stock. Upon issuance, each share of non-voting common stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of non-voting common stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share. The warrant is immediately exercisable and has a 10-year term.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at an annual rate of 5%  for the first five years, and 9% thereafter. The Series A Preferred Stock is non-voting (except when required by law) and, beginning on February 15, 2012, may be redeemed by the Company at $1,000 per share plus accrued unpaid dividends.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2012, the amount available to be paid by PBI Bank to Porter Bancorp would be 2012 earnings to date. However, PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. See Item 1. Business – Supervision and Regulation – Porter Bancorp – Capital Adequacy Requirements and PBI Bank – Capital Requirements.  In addition, PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2011:

	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	6.53	6.23

At December 31, 2011, PBI Bank’s Tier 1 leverage ratio declined to 6.23% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio declined to 10.86% which is below the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not maintain minimum capital levels or meet the other terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

See Footnote 2, “Recent Developments and Future Plans”, to the financial statements for additional information.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$35,060	$21,672	$4,938	$14,998	$76,668
Standby letters of credit	3,453	—	—	—	3,453
Total	$38,513	$21,672	$4,938	$14,998	$80,121

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2011:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$633,292	$214,916	$176,024	$101	$1,024,333
FHLB borrowing (1)	1,554	1,780	1,314	2,468	7,116
Subordinated capital note	900	1,800	1,800	3,150	7,650
Junior subordinated debentures	—	—	—	25,000	25,000
Total	$635,746	$218,496	$179,138	$30,719	$1,064,099

(1)	Fixed rate mortgage-matched borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2012 through 2033, averaging 3.31%.

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

We utilize an earnings simulation model to analyze net interest income sensitivity. We then evaluate potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points that are sustained for one year. Assumptions based on the historical behavior of our deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Our interest sensitivity profile was asset sensitive at December 31, 2011 and December 31, 2010. Given an instantaneous 100 basis point increase in interest rates our base net interest income would increase by an estimated 5.8% at December 31, 2011 compared with an increase of 7.8% at December 31, 2010.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2011, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$5,439	10.89%
+ 100 basis points	2,876	5.76

We did not run a model simulation for declining interest rates as of December 31, 2011, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$92,034	$—	$—	$—	$—	$—	$92,034
Investment securities	8,549	9,080	19,392	61,903	58,194	1,715	158,833
FHLB stock	10,072	—	—	—	—	—	10,072
Loans held for sale	694	—	—	—	—	—	694
Loans, net of allowance	539,642	118,892	179,289	283,519	14,681	(52,579)	1,083,444
Fixed and other assets	—	—	—	—	—	110,347	110,347
Total assets	$650,991	$127,972	$198,681	$345,422	$72,875	$59,483	$1,455,424

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$188,312	$—	$—	$—	$—	$—	$188,312
Certificates of deposit	179,206	154,951	296,794	391,652	1,730	—	1,024,333
Borrowed funds	34,712	327	640	3,479	2,346	—	41,504
Other liabilities	—	—	—	—	—	118,746	118,746
Stockholders’ equity	—	—	—	—	—	82,529	82,529
Total liabilities and stockholders’ equity	$402,230	$155,278	$297,434	$395,131	$4,076	$201,275	$1,455,424
Period gap	$248,761	$(27,306)	$(98,753)	$(49,709)	$68,799
Cumulative gap	$248,761	$221,455	$122,702	$72,993	$141,792

Period gap to total assets	17.09%	(1.88%)	(6.79%)	(3.42%)	4.73%
Cumulative gap to total assets	17.09%	15.22%	8.43%	5.02%	9.74%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	161.85%	139.72%	114.35%	105.84%	111.31%

Our one-year cumulative gap position as of December 31, 2011 was positive $122.7 million or 8.4% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the
    Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, in relation to the criteria described in the report,  Internal Control — Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, Management concludes that as of December 31, 2011, the Company’s internal control over financial reporting is not effective based on those criteria.

As a result of regulatory examination and audit processes applied to our loan grading activities near and subsequent to year end, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.

See “Item 9A. Controls and Procedures” for further discussion of the material weakness related to controls over the grading of loans.  This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2011, the Company’s internal control was not effective in achieving the objectives stated above.

/s/ Maria L. Bouvette	/s/ Phillip W. Barnhouse
Maria L. Bouvette	Phillip W. Barnhouse
President and	Chief Financial Officer
Chief Executive Officer

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2011, largely as a result of asset impairments.  In addition, the Company’s bank subsidiary is not in compliance with a regulatory enforcement order issued by its primary federal regulator requiring, among other things, increased minimum regulatory capital ratios. Additional significant asset impairments or continued failure to comply with the regulatory enforcement order may result in additional adverse regulatory action.  Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements.

Crowe Horwath, LLP

Louisville, Kentucky
March 30, 2012

PORTER BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands except share data)

	2011	2010
Assets
Cash and due from financial institutions	$104,680	$178,693
Federal funds sold	1,282	6,742
Cash and cash equivalents	105,962	185,435
Securities available for sale	158,833	106,309
Mortgage loans held for sale	694	345
Loans, net of allowance of $52,579 and $34,285, respectively	1,083,444	1,268,383
Premises and equipment	21,541	22,468
Other real estate owned	41,449	67,635
Goodwill	—	23,794
Deferred tax assets, net	—	12,958
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,106	7,805
Accrued interest receivable and other assets	25,323	18,748
Total assets	$1,455,424	$1,723,952

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$111,118	$98,398
Interest bearing	1,212,645	1,369,270
Total deposits	1,323,763	1,467,668
Repurchase agreements	1,738	11,616
Federal Home Loan Bank advances	7,116	15,022
Accrued interest payable and other liabilities	7,628	6,681
Subordinated capital note	7,650	8,550
Junior subordinated debentures	25,000	25,000
Total liabilities	1,372,895	1,534,537
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized
Series A - 35,000 issued and outstanding; Liquidation preference of $35 million at December 31, 2011	34,661	34,484
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at December 31, 2011	3,283	3,283
Common stock, no par, 19,000,000 shares authorized, 11,824,472 and 11,846,107 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	19,841	19,438
Retained earnings (deficit)	(91,656)	17,822
Accumulated other comprehensive income	4,164	2,152
Total stockholders' equity	82,529	189,415
Total liabilities and stockholders’ equity	$1,455,424	$1,723,952

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(Dollar amounts in thousands except per share data)

	2011	2010	2009
Interest income
Loans, including fees	$67,679	$77,559	$83,970
Taxable securities	4,008	7,338	8,971
Tax exempt securities	1,123	854	878
Federal funds sold and other	744	656	647
	73,554	86,407	94,466
Interest expense
Deposits	20,147	25,392	35,088
Federal Home Loan Bank advances	537	2,015	3,691
Junior subordinated debentures	632	639	795
Subordinated capital note	283	311	362
Federal funds purchased and other	440	484	476
	22,039	28,841	40,412
Net interest income	51,515	57,566	54,054
Provision for loan losses	62,600	30,100	14,200
Net interest income after provision for loan losses	(11,085)	27,466	39,854

Non-interest income
Service charges on deposit accounts	2,609	2,984	3,112
Income from fiduciary activities	993	987	875
Secondary market brokerage fees	219	327	235
Title insurance commissions	99	160	130
Net gain on sales of loans originated for sale	713	554	411
Net gain on sales of securities	1,108	5,152	315
Other-than-temporary impairment loss
Total impairment loss	(41)	(597)	—
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	(41)	(597)	—
Other	2,133	2,015	2,016
	7,833	11,582	7,094
Non-interest expense
Salaries and employee benefits	15,218	14,903	15,009
Occupancy and equipment	3,729	4,095	3,918
Goodwill impairment	23,794	—	—
Other real estate owned expense	47,525	16,254	1,155
FDIC insurance	3,470	2,971	2,984
Loan collection expense	2,509	908	369
State franchise tax	2,228	2,172	1,800
Professional fees	1,392	1,067	901
Communications	678	737	729
Borrowing prepayment fees	486	—	—
Postage and delivery	485	722	752
Advertising	314	408	492
Other	2,445	2,241	2,347
	104,273	46,478	30,456
Income (loss) before income taxes	(107,525)	(7,430)	16,492
Income tax expense (benefit)	(218)	(3,046)	5,424
Net income (loss)	(107,307)	(4,384)	11,068
Less:
Dividends on preferred stock	(1,750)	(1,810)	(1,750)
Accretion on Series A preferred stock	(177)	(177)	(176)
(Earnings) loss allocated to participating securities	4,080	184	(97)
Net income (loss) available to common shareholders	$(105,154)	$(6,187)	$9,045
Basic earnings (loss) per common share	$(8.98)	$(0.60)	$1.00
Diluted earnings (loss) per common share	$(8.98)	$(0.60)	$1.00

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31,
(Dollar amounts in thousands except share and per share data)

	Shares				Amount

	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2009	8,287,933	35,000	—	—	$76,897	$34,131	—	$—	$13,483	$39,957	$(255)	$164,213
Issuance of unvested stock	51,684	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(515)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	388	—	—	388
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	11,068	—	11,068
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	2,408	2,408
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	13,476
Dividends 5%on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Accretion of Series A preferred stock discount	—	—	—	—	—	176	—	—	—	(176)	—	—
Cash dividends declared ($0.76 per share)	—	—	—	—	—	—	—	—	—	(6,993)	—	(6,993)
5% stock dividend declared	417,338	—	—	—	6,207	—	—	—	1,088	(7,295)	—	—
Balances, December 31, 2009	8,756,440	35,000	—	—	83,104	34,307	—	—	14,959	34,811	2,153	169,334
Issuance of stock and warrants in private placement	1,820,531	—	597,000	365,080	17,429	—	6,182	3,780	3,149	—	—	30,540
Conversion of Series B preferred to common	597,000	—	(597,000)	—	6,182	—	(6,182)	—	—	—	—	—
Conversion of Series C preferred to common	48,038	—	—	(48,038)	497	—	—	(497)	—	—	—	—
Issuance of unvested stock	69,182	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(9,566)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	482	—	—	482
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(4,384)	—	(4,384)
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(4,385)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series B preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Dividends on Series C preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Accretion of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.49 per share)	—	—	—	—	—	—	—	—	—	(4,706)	—	(4,706)
5% stock dividend declared	564,482	—	—	—	5,024	—	—	—	848	(5,872)	—	—
Balances, December 31, 2010	11,846,107	35,000	—	317,042	$112,236	$34,484	—	$3,283	$19,438	$17,822	$2,152	$189,415
Issuance of unvested stock	2,800	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(24,435)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	403	—	—	403
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(107,307)	—	(107,307)
Changes in net unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	—	—	—	—	—	—	—	—	—	—	2,012	2,012
Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(105,295)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series C preferred stock ($0.02 per share)	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.02 per share)	—	—	—	—	—	—	—	—	—	(237)	—	(237)
Balances, December 31, 2011	11,824,472	35,000	—	317,042	$112,236	$34,661	—	$3,283	$19,841	$(91,656)	$4,164	$82,529

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(107,307)	$(4,384)	$11,068
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	2,389	2,926	3,464
Provision for loan losses	62,600	30,100	14,200
Net amortization (accretion) on securities	1,552	(9)	(558)
Goodwill impairment charge	23,794	—	—
Stock-based compensation expense	436	467	386
Deferred income taxes (benefit)	12,958	(7,898)	(2,574)
Net gain on sales of loans originated for sale	(713)	(554)	(411)
Loans originated for sale	(24,881)	(28,165)	(20,529)
Proceeds from sales of loans originated for sale	24,649	28,467	20,439
Net loss on sales of other real estate owned	8,889	565	190
Net write-down of other real estate owned	34,874	14,062	500
Net realized (gain) loss on sales of investment securities	(1,067)	(4,555)	(315)
Earnings on bank owned life insurance	(301)	(296)	(283)
Net change in accrued interest receivable and other assets	(7,062)	3,667	(5,531)
Net change in accrued interest payable and other liabilities	(575)	(485)	(2,398)
Net cash from operating activities	30,235	33,908	17,648

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	600
Purchases of available-for-sale securities	(123,609)	(55,750)	(36,979)
Sales and calls of available-for-sale securities	50,318	96,808	13,813
Maturities and prepayments of available-for-sale securities	23,378	25,917	32,100
Proceeds from sale of other real estate owned	14,142	15,284	13,121
Improvements to other real estate owned	(1,650)	(1,947)	(293)
Loan originations and payments, net	92,190	6,160	(92,248)
Purchases of premises and equipment, net	(332)	(368)	(2,605)
Net cash from investing activities	54,437	86,104	(72,491)

Cash flows from financing activities
Net change in deposits	(143,905)	(62,428)	241,547
Net change in repurchase agreements	(9,878)	99	1,433
Repayment of Federal Home Loan Bank advances	(32,906)	(307,958)	(299,796)
Advances from Federal Home Loan Bank	25,000	240,000	240,000
Repayment of subordinated capital note	(900)	(450)	—
Issuance of preferred stock and warrants, net	—	11,064	—
Issuance of common stock and warrants, net	—	19,476	—
Cash dividends paid on preferred stock	(1,319)	(1,847)	(1,721)
Cash dividends paid on common stock	(237)	(4,706)	(6,993)
Net cash from financing activities	(164,145)	(106,750)	174,470
Net change in cash and cash equivalents	(79,473)	13,262	119,627
Beginning cash and cash equivalents	185,435	172,173	52,546
Ending cash and cash equivalents	$105,962	$185,435	$172,173

Supplemental cash flow information:
Interest paid	$22,218	$29,637	$41,055
Income taxes paid	2,000	4,850	8,150
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$41,917	$90,787	$20,534
Financed sales of other real estate owned	11,848	9,736	—
5% Stock dividend	—	5,872	7,295

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, goodwill and other intangible assets, fair value of other real estate owned, stock compensation, deferred tax assets, and fair values of financial instruments are particularly subject to change.

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

Mortgage loans held for sale are generally sold with servicing rights released.  If sold with servicing retained, the carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  We identified the following portfolio segments:  commercial, commercial real estate, residential real estate, consumer, agricultural, and other.

●
Commercial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses. Commercial loans are advances for equipment purchases, or to provide working capital, or to meet other financing needs of business enterprises. These loans may be secured by accounts receivable, inventory, equipment or other business assets. Financial information is obtained from the borrowers to evaluate their ability to repay the loans.

●
Commercial real estate loans are affected by the local commercial real estate market and the local economy. Commercial real estate loans include loans on properties occupied by the borrowers and on properties for commercial purposes. Construction and development loans are a component of this segment. These loans are generally secured by land under development or homes and commercial buildings under construction. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service the debt.

●
Residential real estate loans are affected by the local residential real estate market, local economy, and, for variable rate mortgages, movement in indices tied to these loans. For owner occupied residential loans, the borrowers’ repayment ability is evaluated through a review of credit scores and debt to income ratios. For non-owner occupied residential loans, such as rental real estate, financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service the debt. Appraisals are obtained to support the loan amount.

●
Consumer loans are dependent on local economies. Consumer loans are generally secured by consumer assets, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

●
Agriculture loans are dependent on the industries tied to these loans and are generally secured by livestock, crops, and/or equipment, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

●
Other loans include loans to municipalities, loans secured by stock, and overdrafts. For municipal loans, we evaluate the borrowers’ revenue streams as well as ability to repay form general funds. For loans secured by stock, we evaluate the market value of the stock securing the loan in relation to the loan amount. Overdrafts are funded based on pre-established criteria related to the deposit account relationship.

We analyze all relevant risk characteristics for each portfolio segment and have determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with our loan underwriting processes and procedures.  In determining the allocated allowance, we utilize weighted average loss rates for the past three years most heavily weighting the current year.  Commercial real estate loans are our largest segment and had the highest level of qualitative adjustments due to trends in our markets for underlying collateral values and risks related to tenant rents. and for economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values.  Residential real estate loan considerations include macro factors such as unemployment rates, trends in vacancy rates, and home value trends.  The commercial portfolio qualitative adjustments are related to industry concentrations and geographical market.  Our agricultural, consumer, and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the more geographical areas where the collateral is located.

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

Other Real Estate Owned – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

Goodwill and Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on our balance sheet, other than goodwill, have defined useful lives. The Company has selected November 30th as the date to perform the annual impairment test on goodwill unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments.  We assessed our goodwill for impairment during the second quarter of 2011 because our stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011.   Based on this analysis, we determined that our Goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios. (See Note 7 for more specific disclosure.)

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

Stock-Based Compensation – Compensation cost is recognized for stock options and unvested stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Preferred Stock – Series A Preferred stock was issued in 2008 and is outstanding under the United States Department of the Treasury’s Capital Purchase Program.  Issued in conjunction with the Preferred Stock were common stock warrants.  See Note 16 for a discussion of the terms and conditions of that transaction.  The proceeds received in the offering were allocated on a pro rata basis to the Preferred Stock and the Warrants based on relative fair values. In estimating the fair value of the Warrants, the Company utilized the Black-Scholes model which includes assumptions regarding the Company’s common stock prices, stock price volatility, dividend yield, the risk free interest rate and the estimated life of the Warrant. The fair value of the Preferred Stock was determined using a discounted cash flow methodology.  The value assigned to the Preferred Stock will be amortized up to the $35.0 million liquidation value of such preferred stock, with the cost of such amortization being reported as additional preferred stock dividends. Dividends are accrued quarterly. Quarterly cash payment of dividends was deferred effective with the fourth quarter of 2011. (See Note 16 for more specific disclosure.)

Series B and C Preferred stock were issued in 2010 and Series C Preferred stock remains outstanding.  See Note 16 for a discussion of the terms and conditions of this transaction.

Earnings (Loss) Allocated to Participating Securities – Our issued and outstanding Series C Preferred Stock is automatically convertible into common stock at such time as the holder together with its affiliates beneficially own less than 9.9% of the then outstanding common shares of the company.  We also have issued and outstanding unvested common shares to employees and directors through our stock incentive plan.  Earnings (loss) are allocated to these participating securities based on their percentage of total issued and outstanding shares.

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

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

NOTE 2 – RECENT DEVELOPMENTS AND FUTURE PLANS

During 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss is primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of December 31, 2011, these capital ratios were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

●
Continue to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

●	Our historical losses have been significant in construction and development lending.

o
We recorded net construction and development loan charge-offs totaling $11.0 and $11.4 million in 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

o
In 2011, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent due to weakness in the economy and softness in demand for housing that certain land development and residential condominium projects would require extended holding periods to sell the properties at recent appraised values.  Accordingly, in June of 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.

o
Although we were carrying our OREO at fair market value less estimated cost to sell, we subsequently adjusted our valuations for land development and residential development properties held in OREO similar to the properties we sold earlier in 2011. Our 2011 fair value adjustments totaled approximately $25.6 million to reflect our intent to market these properties more aggressively to retail and bulk buyers.  Additionally, we recorded approximately $9.3 million of fair value adjustments related to new appraisals received for properties in the portfolio during 2011.

o
In summary, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 and $10.4 million in 2011 and 2010, respectively. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2011, respectively.

●	We are committed to reducing loan concentrations and balance sheet risk.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. These loans totaled $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  While we have not yet reduced our balances in these categories to the required percentages, we have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $101.5 million at December 31, 2011.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $252.7 million at December 31, 2011.

●	Raise capital by selling common stock through a public offering or private placement to existing and new investors.

●	Evaluate other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
U.S. Government and federal agency	$10,494	$1,149	$—	$11,643
State and municipal	35,456	2,610	(4)	38,062
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475
Corporate bonds	7,259	315	(242)	7,332
Other debt securities	572	34	—	606
Total debt securities	151,067	6,319	(268)	157,118
Equity	1,359	356	—	1,715
Total	$152,426	$6,675	$(268)	$158,833

December 31, 2010
U.S. Government and federal agency	$5,973	$37	$—	$6,010
State and municipal	26,039	995	(32)	27,002
Agency mortgage-backed: residential	60,270	1,590	(5)	61,855
Corporate bonds	8,744	507	(32)	9,219
Other debt securities	572	—	—	572
Total debt securities	101,598	3,129	(69)	104,658
Equity	1,400	254	(3)	1,651
Total	$102,998	$3,383	$(72)	$106,309

Sales and calls of available for sale securities were as follows:

	2011	2010	2009
	(in thousands)
Proceeds	$50,318	$96,808	$13,813
Gross gains	1,108	6,079	321
Gross losses	—	927	6

The tax benefit (provision) related to these net gains and losses realized on sales were ($388,000), ($1.8 million), and ($110,000), respectively.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$810	$817
One to five years	17,302	18,430
Five to ten years	33,769	36,319
Beyond ten years	1,900	2,077
Mortgage-backed	97,286	99,475
Total	$151,067	$157,118

Securities pledged at year-end 2011 and 2010 had carrying values of approximately $57,669,000 and $73,076,000, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2011
State and municipal	$508	$(4)	$—	$—	$508	$(4)
Agency mortgage-backed: residential	2,159	(22)	—	—	2,159	(22)
Corporate bonds	2,805	(242)	—	—	2,805	(242)
Total temporarily impaired	$5,472	$(268)	$—	$—	$5,472	$(268)

2010
State and municipal	$3,119	$(32)	$—	$—	$3,119	$(32)
Agency mortgage-backed: residential	1,060	(5)	—	—	1,060	(5)
Corporate bonds	995	(32)	—	—	995	(32)
Equity	27	(1)	74	(2)	101	(3)
Total temporarily impaired	$5,201	$(70)	$74	$(2)	$5,275	$(72)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. In December 2011, we recorded an other-than-temporary impairment charge totaling $41,000 for equity securities held in our portfolio with an adjusted cost basis of $206,000. The market prices of the stocks had been below our adjusted basis for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2011, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

NOTE 4 – LOANS

Loans at year-end by class were as follows:

	2011	2010
	(in thousands)
Commercial	$71,216	$90,290
Commercial Real Estate:
Construction	101,471	199,524
Farmland	90,958	85,523
Other	423,844	441,844
Residential Real Estate:
Multi-family	60,410	74,919
1-4 Family	337,350	353,418
Consumer	26,011	31,913
Agriculture	23,770	24,177
Other	993	1,060
Subtotal	1,136,023	1,302,668
Less: Allowance for loan losses	(52,579)	(34,285)
Loans, net	$1,083,444	$1,268,383

Activity in the allowance for loan losses for the years indicated was as follows:

	2011	2010	2009
	(in thousands)
Beginning balance	$34,285	$26,392	$19,652
Provision for loan losses	62,600	30,100	14,200
Loans charged-off	(44,646)	(22,461)	(7,731)
Loan recoveries	340	254	271
Ending balance	$52,579	$34,285	$26,392

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	6,188	34,043	20,253	1,074	1,032	10	62,600
Loans charged off	(4,197)	(25,243)	(13,295)	(1,070)	(841)	–	(44,646)
Recoveries	69	149	35	87	–	–	340
Ending balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$237	$5,281	$1,055	$—	$—	$—	$6,573
Collectively evaluated for impairment	3,970	27,743	13,162	792	325	14	46,006
Total ending allowance balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579

Loans:
Loans individually evaluated for impairment	$5,032	$116,676	$27,848	$—	$631	$540	$150,727
Loans collectively evaluated for impairment	66,184	499,598	369,911	26,011	23,139	453	985,296
Total ending loans balance	$71,216	$616,274	$397,759	$26,011	$23,770	$993	$1,136,023

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total

	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$5,096	$—	$—	$—	$—	$5,119
Collectively evaluated for impairment	2,124	18,979	7,224	701	134	4	29,166
Total ending allowance balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285

Loans:
Loans individually evaluated for impairment	$3,673	$51,223	$16,718	$—	$112	$—	$71,726
Loans collectively evaluated for impairment	86,617	675,668	411,619	31,913	24,065	1,060	1,230,942
Total ending loans balance	$90,290	$726,891	$428,337	$31,913	$24,177	$1,060	$1,302,668

Impaired Loans
Impaired loans were as follows:

	2011	2010
	(in thousands)
Loans with no allocated allowance for loan losses	$57,315	$41,885
Loans with allocated allowance for loan losses	93,412	29,841
Total	$150,727	$71,726
Amount of the allowance for loan losses allocated	$6,573	$5,119

	2011	2010	2009
	(in thousands)
Average of impaired loans during the year	$95,331	$69,167	$44,041
Interest income recognized during impairment	2,594	1,358	1,094
Cash basis interest income recognized	412	115	987

Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$3,997	$3,954	$—	$3,489	$146
Commercial real estate:
Construction	8,381	8,288	—	9,635	57
Farmland	4,230	4,146	—	2,403	36
Other	26,590	26,068	—	19,606	459
Residential real estate:
Multi-family	2,904	2,904	—	1,029	35
1-4 Family	10,883	10,784	—	6,805	296
Consumer	—	—	—	—	—
Agriculture	637	631	—	253	5
Other	540	540	—	108	—
With An Allowance Recorded:
Commercial	1,078	1,078	237	1,125	69
Commercial real estate:
Construction	15,915	13,079	1,941	4,039	93
Farmland	6,375	5,934	532	6,302	322
Other	64,984	59,431	2,808	29,091	609
Residential real estate:
Multi-family	1,891	1,412	487	1,795	115
1-4 Family	15,342	12,478	568	9,651	352
Consumer	—	—	—	—	—
Agriculture	—	—	—	—	—
Other	—	—	—	—	—
Total	$163,747	$150,727	$6,573	$95,331	$2,594

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2010:

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2011 and 2010:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Principal deferral	898	—	898
Commercial Real Estate:
Construction
Rate reduction	11,155	3,767	14,922
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	5,101	5,847
Other
Rate reduction	42,946	20,446	63,392
Interest only payments	1,288	—	1,288
Residential Real Estate:
Multi-family
Rate reduction	2,247	1,413	3,660
Interest only payments	656	—	656
1-4 Family
Rate reduction	12,255	7,176	19,431
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$74,144	$39,554	$113,698

December 31, 2010
Commercial
Principal deferral	$894	$—	$894
Commercial Real Estate:
Construction
Rate reduction	966	—	966
Farmland
Principal deferral	5,168	—	5,168
Other
Rate reduction	4,921	—	4,921
Interest only payments	1,379	—	1,379
Residential Real Estate:
Multi-family
Rate reduction	3,929	—	3,929
1-4 Family
Rate reduction	8,286	—	8,286
Total TDRs	$25,543	$—	$25,543

At December 31, 2011 and 2010, 65% and 100%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $5.4 million and $1.1 million in reserves to customers whose loan terms have been modified in TDRs as of December 31, 2011 and 2010, respectively.  The Company has committed to lend additional amounts totaling $317,000 and $273,000 as of December 31, 2011 and 2010, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the twelve months ended December 31, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Commercial Real Estate:
Construction
Rate reduction	11,155	3,367	14,522
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	—	746
Other
Rate reduction	41,682	20,446	62,128
Residential Real Estate:
Multi-family
Rate reduction	2,247	—	2,247
Interest only payments	656	—	656
1-4 Family
Rate reduction	7,968	1,651	9,619
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$66,407	$27,115	$93,522

As of December 31, 2011, 71% of the Company’s TDRs that occurred during 2011 were performing in accordance with their modified terms.  The Company has allocated $3.8 million in reserves to customers whose loan terms have been modified during 2011.

During 2011, approximately $33.2 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans
Nonperforming loans were as follows:

	2011	2010
	(in thousands)
Loans past due 90 days or more still on accrual	$1,350	$594
Non-accrual loans	92,020	59,799

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2011 and 2010:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2011	2010	2011	2010
	(in thousands)

Commercial	$2,903	$2,778	$109	$432
Commercial Real Estate:
Construction	13,564	12,651	—	—
Farmland	9,152	2,811	26	143
Other	35,154	23,031	918	12
Residential Real Estate:
Multi-family	2,921	345	—	—
1-4 Family	27,375	17,778	265	—
Consumer	320	293	—	7
Agriculture	631	112	32	—
Other	—	—	—	—
Total	$92,020	$59,799	$1,350	$594

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2011 and 2010:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

	(in thousands)
December 30, 2011
Commercial	$2,792	$91	$109	$2,903	$5,895
Commercial Real Estate:
Construction	20	—	—	13,564	13,584
Farmland	1,353	305	26	9,152	10,836
Other	4,555	756	918	35,154	41,383
Residential Real Estate:
Multi-family	442	135	—	2,921	3,498
1-4 Family	7,568	2,511	265	27,375	37,719
Consumer	593	149	—	320	1,062
Agriculture	23	—	32	631	686
Other	—	—	—	—	—
Total	$17,346	$3,947	$1,350	$92,020	$114,663

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

	(in thousands)
December 31, 2010
Commercial	$477	$110	$432	$2,778	$3,797
Commercial Real Estate:
Construction	1,097	346	—	12,651	14,094
Farmland	1,232	145	143	2,811	4,331
Other	7,855	2,094	12	23,031	32,992
Residential Real Estate:
Multi-family	714	71	—	345	1,130
1-4 Family	8,239	3,218	—	17,778	29,235
Consumer	1,156	164	7	293	1,620
Agriculture	186	—	—	112	298
Other	—	—	—	—	—
Total	$20,956	$6,148	$594	$59,799	$87,497

Credit Quality Indicators – We categorize loans into risk categories at origination based upon original underwriting. Subsequent to origination, we categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  We do not have any non-rated loans. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2011
Commercial	$53,223	$9,357	$3,237	$5,300	$99	$71,216
Commercial Real Estate:
Construction	45,407	13,132	7,777	35,155	—	101,471
Farmland	69,881	4,955	2,688	13,236	199	90,959
Other	213,406	80,149	30,787	99,502	—	423,844
Residential Real Estate:
Multi-family	37,807	4,619	2,100	15,884	—	60,410
1-4 Family	247,422	28,734	2,276	58,891	26	337,349
Consumer	23,721	1,418	43	762	67	26,011
Agriculture	22,502	343	14	911	—	23,770
Other	453	540	—	—	—	993
Total	$713,822	$143,247	$48,922	$229,641	$391	$1,136,023

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2010
Commercial	$74,284	$5,478	$894	$9,634	$—	$90,290
Commercial Real Estate:
Construction	137,631	15,397	12,968	33,528	—	199,524
Farmland	74,220	2,481	—	8,822	—	85,523
Other	280,091	82,548	2,334	76,871	—	441,844
Residential Real Estate:
Multi-family	65,482	3,493	1,328	4,616	—	74,919
1-4 Family	298,748	18,783	1,458	34,429	—	353,418
Consumer	30,197	1,069	6	623	18	31,913
Agriculture	22,923	1,086	—	168	—	24,177
Other	1,060	—	—	—	—	1,060
Total	$984,636	$130,335	$18,988	$168,691	$18	$1,302,668

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010
	(in thousands)
Land and buildings	$23,493	$24,773
Furniture and equipment	19,086	17,541
	42,579	42,314
Accumulated depreciation	(21,038)	(19,846)
	$21,541	$22,468

Depreciation expense was $1,205,000, $1,450,000 and $1,486,000 for 2011, 2010 and 2009, respectively.

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

For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  We obtain updated appraisals each year on the anniversary date of ownership unless a sale is imminent.  We continue to explore opportunities to bulk sell a package of OREO. While the ultimate outcome of a transaction is uncertain, we determined in 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties downward through additional provision of a valuation allowance to reflect a more aggressive disposition strategy. These properties are primarily single and multi-family residential land development properties. The following table presents the major categories of OREO at the period-ends indicated:

	2011	2010
	(in thousands)
Commercial Real Estate:
Construction	$32,538	$51,191
Farmland	744	1,904
Other	6,620	6,504
Residential Real Estate:
Multi-family	—	823
1-4 Family	3,214	7,913
	43,116	68,335
Valuation allowance	(1,667)	(700)
	$41,449	$67,635

	2011	2010
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$700	$—
Provision to allowance	34,874	14,062
Write-downs	(33,907)	(13,362)
Ending balance	$1,667	$700

Activity relating to other real estate owned during the years indicated is as follows:

	2011	2010
	(in thousands)
OREO Activity
OREO as of January 1	$68,335	$14,548
Real estate acquired	41,917	90,787
Valuation adjustments for sales strategy change	(25,613)	—
Valuation adjustments for declining market values	(8,294)	(13,362)
Improvements	1,650	1,947
Loss on sale	(8,889)	(565)
Proceeds from sale of properties	(25,990)	(25,020)
OREO as of December 31	$43,116	$68,335

Expenses related to other real estate owned include:

	2011	2010	2009
	(in thousands)
Net loss on sales	$8,889	$565	$190
Provision to allowance	34,874	14,062	500
Operating expense	3,762	1,627	465
Total	$47,525	$16,254	$1,155

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2011	2010
	(in thousands)
Beginning of year	$23,794	$23,794
Acquired goodwill	—	—
Impairment	(23,794)	—
End of year	$—	$23,794

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

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$2,124	$4,183	$1,666
Trust account intangibles	100	43	100	33

Aggregate amortization expense was $468,000, $469,000 and $469,000 for 2011, 2010 and 2009, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2012	$466
2013	437
2014	407
2015	345
2016	344

NOTE 8 – DEPOSITS

Time deposits of $100,000 or more were approximately $493,344,000 and $597,872,000 at year-end 2011 and 2010, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

2012	$633,292
2013	66,391
2014	148,525
2015	162,058
2016	13,966
Thereafter	101
$1,024,333

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company.  Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2011	2010
	(in thousands)
Balance at year-end	$1,738	$11,616
Average daily balance during the year	$10,451	$11,529
Average interest rate during the year	4.20%	4.18%
Maximum month-end balance during the year	$11,672	$12,011
Weighted average interest rate at year-end	2.26%	4.20%
Fair value of securities sold under agreements to repurchase at year-end	$1,738	$11,616

During 2011, we retired a $10 million repurchase agreement prior to maturity and incurred a prepayment penalty of $312,000.

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2011	2010
	(in thousands)
Single maturity advance with fixed rate of 4.48% for 2010	$—	$5,000
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2012 through 2033, averaging 3.31% for 2011	7,116	10,022
Total	$7,116	$15,022

Each advance is payable per terms on agreement, with a prepayment penalty. During 2011, we incurred prepayment penalties of $174,000 on the prepayments of advances totaling $5.5 million. The advances were collateralized by approximately $411,464,000 and $465,084,000 of first mortgage loans, under a blanket lien arrangement at year-end 2011 and 2010. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow up to an additional $106,023,000 at year-end 2011. Subsequent to year-end, as a result of our recent financial results, the FHLB changed our collateral arrangements from a blanket pledge of residential mortgage loans to a detailed loan listing requirement.  Our borrowing capacity under the detailed loan listing requirement is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans.  The listing requirement also increases the level of collateral required for borrowings.  We are working with the FHLB to finalize the loans in our borrowing base under the listing requirement and understand that our borrowing capacity will be at significantly lower levels until our financial performance improves.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2012	$1,554
2013	1,044
2014	736
2015	676
2016	638
Thereafter	2,468
$7,116

At year-end 2011, the Company had approximately $15 million of federal funds lines of credit available from correspondent institutions, however, the availability of these lines could be affected by our financial position.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $7.7 million at December 31, 2011.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  Scheduled principal payments of $900,000 per year are due each of the next five years with $3,150,000 due thereafter. The note matures July 1, 2020.  At December 31, 2011, the interest rate on this note was 3.37%.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to the maturity dates of February 13, 2034, April 15, 2034, and March 1, 2037, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed twenty (20) consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders. Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034
				$25,000,000

(1)	As of December 31, 2011 the 3-month LIBOR was 0.58%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $131,000, $188,000 and $391,000 in 2011, 2010 and 2009, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $49,000, $264,000 and $180,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The related liability was $1,208,000, $1,161,000 and $897,000 at December 31, 2011, 2010 and 2009, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants to fund the benefits of these plans. The cash surrender value of all insurance policies was $8,106,000 and $7,805,000 at December 31, 2011 and 2010, respectively. Income earned from the cash surrender value of life insurance totaled $301,000, $296,000 and $283,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The income is recorded as other non-interest income

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2011	2010	2009
	(in thousands)
Current	$(12,093)	$4,852	$7,943
Deferred	(17,403)	(7,898)	(2,519)
Net operating loss	(2,439)	—	—
Establishment of valuation allowance	31,717	—	—
	$(218)	$(3,046)	$5,424

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following.

	2011	2010	2009
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(37,634)	$(2,600)	$5,772
Effect of:
Establishment of valuation allowance	31,717	—	—
Goodwill impairment charge	6,169	—	—
Tax-exempt income	(392)	(302)	(303)
Nontaxable life insurance income	(105)	(104)	(99)
Federal tax credits	(45)	(45)	(45)
Other, net	72	5	99
Total	$(218)	$(3,046)	$5,424

Year-end deferred tax assets and liabilities were due to the following.

	2011	2010
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$18,403	$12,000
Other real estate owned write-down	12,905	5,316
Net operating loss carry-forward	2,470	31
New market tax credit carry-forward	208	—
Alternative minimum tax credit carry-forward	685	—
Net assets from acquisitions	543	—
Other than temporary impairment on securities	374	362
Amortization of non-compete agreements	27	43
Other	827	652
	36,442	18,404

Deferred tax liabilities:
Fixed assets	445	508
Net unrealized gain on securities available for sale	2,242	1,159
FHLB stock dividends	1,276	1,276
Net assets from acquisitions	—	1,666
Originated mortgage servicing rights	103	98
Other	659	739
	4,725	5,446
Net deferred tax asset before valuation allowance	31,717	12,958
Valuation allowance	(31,717)	—
Net deferred tax asset	$—	$12,958

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our estimated tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2011 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2008.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2011 were as follows (in thousands):

Beginning balance	$1,723
New loans	75
Repayments	(422)
Ending balance	$1,376

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $2.5 million and $8.5 million, respectively.

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

As of December 31, 2011, we had $4.1 million of participations in real estate loans purchased from, and $13.2 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2010, we had $4.3 million of participations in real estate loans purchased from, and $19.7 million of participations in real estate loans sold to, these affiliate banks. At December 31, 2011, $1.8 million and $1.8 million of loan participations sold to Peoples Bank, Taylorsville, and Peoples Bank, Mt. Washington, respectively, were on non-accrual.

NOTE 16 – PREFERRED STOCK AND STOCK PURCHASE WARRANTS

In 2010, we completed a $32 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Series C Preferred Stock and (iii) warrants to purchase to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share.

The Series C Preferred Stock has no voting rights (except when required by law), has a liquidation preference over our common stock, dividend rights equivalent to our common stock. Each share of Series C Preferred Stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of such Series C Preferred Stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

The warrants are exercisable into non-voting common stock until they expire on September 16, 2015. The non-voting common stock has no voting rights (except when required by law), but otherwise has substantially the same rights as our common stock. Upon issuance, each share of non-voting common stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of non-voting common stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share. The warrant is immediately exercisable and has a 10-year term.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at an annual rate of 5%  for the first five years, and 9% thereafter. The Series A Preferred Stock is non-voting (except when required by law) and, beginning on February 15, 2012, may be redeemed by the Company at $1,000 per share plus accrued unpaid dividends.

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors.  We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				December 31, 2011		December 31, 2010
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	9.23%	8.86%	14.39%	12.79%
Total risk-based capital	8.0	10.0	12.0%	11.22	10.86	16.32	14.72
Tier 1 leverage ratio	4.0	5.0	9.0	6.53	6.23	11.08	9.85

At December 31, 2011, PBI Bank’s Tier 1 leverage ratio declined to 6.23% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio declined to 10.86% which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, PBI Bank cannot pay dividends for the foreseeable future.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$4,413	$9,458	$8,973	$22,782
Unused lines of credit	13,485	49,312	14,299	59,428
Standby letters of credit	746	2,707	509	3,313

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$11,643	$-	$11,643	$-
State and municipal	38,062	-	36,889	1,173
Agency mortgage-backed	99,475	-	99,475	-
Corporate bonds	7,332	-	7,332	-
Other debt securities	606	-	-	606
Equity securities	1,715	1,715	-	-
Total	$158,833	$1,715	$155,339	$1,779

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$6,010	$	$6,010	$-
State and municipal	27,002	-	27,002	-
Agency mortgage-backed	61,855	-	61,855	-
Corporate bonds	9,219	-	9,219	-
Other debt securities	572	-	-	572
Equity securities	1,651	1,651	-	-
Total	$106,309	$1,651	$104,086	$572

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2011:

Investment Securities
Available-for-sale
Balance of recurring Level 3 assets at January 1, 2011	$572
Net change in unrealized gain	34
Transfers into Level 3	1,173
Balance of recurring Level 3 assets at December 31, 2011	$1,779

The fair value for five municipal securities with fair values of $1.2 million as of December 31, 2011 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in market activity for these securities. Our policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these municipal securities was transferred on December 31, 2011.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Commercial	$841	$-	$-	$841
Commercial real estate:
Construction	11,138	-	-	11,138
Farmland	5,402	-	-	5,402
Other	56,623	-	-	56,623
Residential real estate:
Multi-family	925	-	-	925
1-4 Family	11,910	-	-	11,910
Other real estate owned, net
Commercial real estate:
Construction	31,280	-	-	31,280
Farmland	715	-	-	715
Other	6,364	-	-	6,364
Residential real estate:
1-4 Family	3,090	-	-	3,090

		Fair Value Measurements at December 31, 2010 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Commercial	$1,127	$-	$-	$1,127
Commercial real estate:
Construction	8,722	-	-	8,722
Farmland	1,145	-	-	1,145
Other	13,728	-	-	13,728
Other real estate owned, net
Commercial real estate:
Construction	50,491	-	-	50,491
Farmland	1,904	-	-	1,904
Other	6,504	-	-	6,504
Residential real estate:
Multi-family	823	-	-	823
1-4 Family	7,913	-	-	7,913

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $73.9 million, with a valuation allowance of $5.6 million, at December 31, 2011, resulting in an additional provision for loan losses of $4.4 million for the year ended December 31, 2011.  At December 31, 2010, impaired loans had a carrying amount of $29.8 million, with a valuation allowance of $5.1 million, resulting in an additional provision for loan losses of $4.0 million for the year ended December 31, 2010.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $41.4 million as of December 31, 2011, compared with $67.6 million at December 31, 2010.  Write-downs of $34.9 million and $14.1 million were recorded on other real estate owned for the years ended December 31, 2011 and 2010, respectively.

Carrying amount and estimated fair values of financial instruments were as follows at year-end:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$105,962	$105,962	$185,435	$185,435
Securities available-for-sale	158,833	158,833	106,309	106,309
Federal Home Loan Bank stock	10,072	N/A	10,072	N/A
Mortgage loans held for sale	694	694	345	345
Loans, net	1,083,444	1,093,456	1,268,383	1,276,198
Accrued interest receivable	6,682	6,682	7,668	7,668

Financial liabilities
Deposits	$1,323,763	$1,332,133	$1,467,668	$1,472,677
Securities sold under agreements to repurchase	1,738	1,738	11,616	11,616
Federal Home Loan Bank advances	7,116	7,015	15,022	15,051
Subordinated capital notes	7,650	7,110	8,550	7,879
Junior subordinated debentures	25,000	19,765	25,000	21,474
Accrued interest payable	1,732	1,732	1,910	1,910

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

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2011, the Company had granted outstanding options to purchase 4,058 shares.  The Company also had granted 96,283 unvested shares net of forfeitures and vesting. The Company has 222,595 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 25,472 shares and issued 3,943 unvested shares to non-employee directors. At December 31, 2011, 64,183 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2011
	Options	Weighted Average Exercise Price
Outstanding, beginning	86,469	$20.72
Forfeited	(9,557)	19.49
Expired	(47,382)	21.49
Outstanding, ending	29,530	$19.88

The following table details stock options outstanding:

December 31, 2011
Stock options vested and currently exercisable:	29,530
Weighted average exercise price	$19.88
Aggregate intrinsic value	$—
Weighted average remaining life (in years)	0.4
Total Options Outstanding:	29,530
Aggregate intrinsic value	$—
Weighted average remaining life (in years)	0.4

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date. The intrinsic value of the vested and expected to vest stock options is $0 at December 31, 2011. There were no options exercised during 2011 or 2010. The Company recorded no stock option compensation during 2011, and $2,000 during 2010, to salaries and employee benefits. A deferred tax benefit of $1,000 was recognized related to the 2010 expense. No options were modified during either period. As of December 31, 2011, no stock options issued by the Company have been exercised.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on volatilities of similar publicly traded companies due to the limited historical trading activity of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  No options were granted in 2011 or 2010.

From time-to-time, the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date.  The fair value on the date of issuance for shares issued during 2011 was $5.36 per share.  The Company recorded $436,000 and $465,000, respectively, of stock-based compensation during 2011 and 2010 to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expired shares.  We expect that substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $153,000 and $163,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2011
	Unvested Shares	Weighted Average Grant Price
Outstanding, beginning	157,697	$13.43
Granted	2,800	5.36
Vested	(35,836)	13.00
Forfeited	(24,435)	14.04
Outstanding, ending	100,226	$13.21

Unrecognized stock based compensation expense related to stock options and unvested shares for 2012 and beyond is estimated as follows (in thousands):

2012	$427
2013	344
2014	240
2015	116
2016 & thereafter	33

NOTE 21 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2011	2010	2009
	(in thousands, except share and per share data)
Net income (loss)	$(107,307)	$(4,384)	$11,068
Less:
Preferred stock dividends	(1,750)	(1,810)	(1,750)
Accretion of Series A preferred stock discount	(177)	(177)	(176)
(Earnings) loss allocated to unvested shares	1,092	81	(97)
(Earnings) loss allocated to Series C preferred	2,988	103	—
Net income (loss) allocated to common shareholders, basic and diluted	$(105,154)	$(6,187)	$9,045

Basic
Weighted average common shares including unvested common shares and Series C preferred outstanding	12,169,987	10,640,872	9,182,487
Less: Weighted average unvested common shares	(121,632)	(135,757)	(97,831)
Less: Weighted average Series C preferred shares	(332,894)	(171,616)	—
Weighted average common shares outstanding	11,715,461	10,333,499	9,084,656
Basic earnings (loss) per common share	$(8.98)	$(0.60)	$1.00

Diluted
Add: Weighted average Series B preferred issued and outstanding	—	—	—
Add: Dilutive effects of assumed exercises of common and Preferred Series B & C stock warrants	—	—	—
Weighted average common shares and potential common shares	11,715,461	10,333,499	9,084,656
Diluted earnings (loss) per common share	$(8.98)	$(0.60)	$1.00

All historical data has been adjusted to reflect the 5% stock dividends.

Stock options for 29,530 shares of common stock for 2011, 86,469 shares of common stock for 2010, and 297,258 shares of common stock for 2009, were not considered in computing diluted earnings per common share because they were anti-dilutive. Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2011, 2010 and 2009 but was not included in the diluted earnings per share computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at December 31, 2011, but were not included in the diluted earnings per share computation as inclusion would have been anti-dilutive.

NOTE 22 – OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2011	2010	2009
	(in thousands)
Unrealized holding gains (losses) on available-for-sale securities	$4,162	$4,553	$4,020
Less: Reclassification adjustment for gains realized in income	1,108	5,152	315
Reclassification adjustment for other temporary impairment realized in income	(41)	(597)	—
Net unrealized gains (losses)	3,095	(2)	3,705
Tax effect	(1,083)	1	(1,297)
Net-of-tax amount	$2,012	$(1)	$2,408

NOTE 23 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2011	2010
	(in thousands)
ASSETS
Cash and cash equivalents	$2,564	$18,064
Securities available-for-sale	2,321	2,223
Investment in banking subsidiary	103,083	192,140
Investment in and advances to other subsidiaries	776	776
Other assets	550	2,383
Total assets	$109,294	$215,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	990	396
Shareholders’ equity	82,529	189,415
Total liabilities and shareholders’ equity	$109,294	$215,586

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2011	2010	2009
	(in thousands)
Interest income	$215	$609	$741
Dividends from subsidiaries	20	20	24
Other income	1,272	1,787	1,422
Interest expense	(652)	(659)	(819)
Other expense	(3,614)	(3,420)	(3,023)
Income (loss) before income tax and undistributed subsidiary income	(2,759)	(1,663)	(1,655)
Income tax expense (benefit)	468	(592)	(564)
Equity in undistributed subsidiary income (loss)	(104,080)	(3,313)	12,159
Net income (loss)	$(107,307)	$(4,384)	$11,068

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2011	2010	2009
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(107,307)	$(4,384)	$11,068
Adjustments:
Equity in undistributed subsidiary (income) loss	104,080	3,313	(12,159)
Income tax valuation allowance	1,095	—	—
Loss on sale of assets	—	84	6
Change in other assets	157	(219)	312
Change in other liabilities	(273)	225	(76)
Other	1,404	445	390
Net cash (used in) from operating activities	(844)	(536)	(459)

Cash flows from investing activities
Investments in subsidiaries	(13,100)	(21,000)	—
Purchase of securities	—	(514)	(5,075)
Sales of securities	—	6,117	110
Net cash used in investing activities	(13,100)	(15,397)	(4,965)

Cash flows from financing activities
Proceeds from sale of preferred stock, net	—	11,064	—
Proceeds from sale of common stock, net	—	19,476	—
Repurchase of common stock, net	—	—	—
Dividends paid on preferred stock	(1,319)	(1,847)	(1,721)
Dividends paid on common stock	(237)	(4,706)	(6,993)
Net cash from (used in) financing activities	(1,556)	23,987	(8,714)

Net change in cash and cash equivalents	(15,500)	8,054	(14,138)
Beginning cash and cash equivalents	18,064	10,010	24,148
Ending cash and cash equivalents	$2,564	$18,064	$10,010

NOTE 24 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic	Diluted
	(in thousands, except per share data)
2011
First quarter	$19,616	$13,768	$5,100	$1,367	$799		$.03	$.03
Second quarter	19,198	13,441	13,700	22,109	(39,989)	(1)	(3.33)	(3.33)
Third quarter	18,103	12,655	8,000	17,029	(12,162)	(2)	(1.04)	(1.04)
Fourth quarter	16,637	11,651	35,800	7,020	(55,955)	(3)	(4.64)	(4.64)

2010
First quarter	$22,626	$14,177	$3,000	$378	$3,256		$.30	$.30
Second quarter	22,126	14,727	6,600	3,854	(1,131)	(4)	(.18)	(.18)
Third quarter	21,340	14,576	5,000	2,163	2,421		.16	.15
Fourth quarter	20,315	14,086	15,500	9,859	(8,930)	(4)	(.77)	(.77)

(1) Second quarter net income was lower than the previous quarter due to increased provision for loan losses expense during the quarter, higher fair value write-down adjustments on OREO, and a goodwill impairment charge of $23.8 million.

(2) Third quarter net income was affected by OREO write-downs to prepare for a bulk sale of OREO.
(3) Fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter and the establishment of a deferred tax asset valuation allowance of $31.7 million.

(4) Second and fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter and higher fair value write-down adjustments on other real estate owned.

All historical data has been adjusted for the 5% stock dividends.

NOTE 25 – CONTINGENCIES

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

In a letter dated November 28, 2011 that was filed as an exhibit to its 13D amendment, CGI was critical of the Oversight Committee’s investigation and restated its belief the Company’s balance sheet was overstated.  CGI called upon the independent directors to correct the balance sheet, replace the management team and raise capital.  On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act.  The Company is providing records to CGI in accordance with Kentucky law.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.

As a result of regulatory examination and audit processes applied to our loan grading activities near and subsequent to year end, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.  Accordingly, we determined the controls regarding the determination of loan grades were not operating effectively as of December 31, 2011.  Our management, overseen by the Audit Committee, is working to implement steps to improve the process for loan grading discovered in the closing process for the year and quarter ended December 31, 2011.

Based on that evaluation and the reason described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.  Management’s Report on Internal Control Over Financial Reporting is set forth under Item 8 “Financial Statements and Supplementary Data.

There was no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a code of ethics applicable to our Chief Executive Officer and our senior financial officers, which is posted on our website at http://www.pbibank.com. If we amend or waive any of the provisions of the Code of Ethics applicable to our Chief Executive Officer or senior financial officers, we intend to disclose the amendment or waiver on our website. We will provide to any person without charge, upon request, a copy of this Code of Ethics. You can request a copy by contacting Porter Bancorp, Inc., Chief Financial Officer, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2012, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2012, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2012, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2012, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2012, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Change in Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010, and 2009
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

PORTER BANCORP, INC.

March 30, 2012	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ J. Chester Porter	Chairman of the Board of Directors	March 30, 2012
J. Chester Porter

/s/ Maria L. Bouvette	President and Chief Executive Officer	March 30, 2012
Maria L. Bouvette

/s/ Phillip W. Barnhouse	Chief Financial Officer	March 30, 2012
Phillip W. Barnhouse

/s/ David L. Hawkins	Director	March 30, 2012
David L. Hawkins

/s/ W. Glenn Hogan	Director	March 30, 2012
W. Glenn Hogan

/s/ Sidney L. Monroe	Director	March 30, 2012
Sidney L. Monroe

/s/ Stephen A. Williams	Director	March 30, 2012
Stephen A. Williams

/s/ W. Kirk Wycoff	Director	March 30, 2012
W. Kirk Wycoff

EXHIBIT INDEX

Exhibit No. (1)	Description
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

10.1+	Porter Bancorp, Inc. Amended and Restated 2006 Stock Incentive Plan. Exhibit 10.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.2+	Form of Porter Bancorp, Inc. Stock Option Award Agreement. Exhibit 10.3 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.3+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.4 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.4+
Form of Ascencia Bank (now known as PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is hereby incorporated by reference.

10.5+	Form of Amendment to PBI Bank Supplemental Executive Retirement Plan.

10.6+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008. Annex A Definitive Proxy Statement filed April 17, 2008 is hereby incorporated by reference.

10.7+	Amendment to Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended May 22, 2008.

10.8
Promissory Installment Note of Maria L. Bouvette and J. Chester Porter, as borrowers, to David L. Hawkins, as lender. Exhibit 10.7 to Form S-1/A Registration Statement (Reg. No. 333-133198) filed May 24, 2006 is hereby incorporated by reference.

10.9
Letter Agreement, dated November 21, 2008 including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the U.S. Treasury.  Exhibit 10.1 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.10	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

Exhibit No. (1)	Description

10.11+	Porter Bancorp, Inc. 2011 Incentive Compensation Bonus Plan.

10.12	Consent with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated June 24, 2011. Exhibit 99.1 to Form 8-K filed June 30, 2011.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101
The following financial statements from the Company’s Annual Report on Form 10K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
(1)
The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.