Form 10-Q
period 2012-03-31
Porter Bancorp, Inc.
filed 2012-04-30
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

11,822,102 shares of Common Stock, no par value, were outstanding at April 23, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2012 and December 31, 2011
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011
Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from financial institutions	$70,083	$104,680
Federal funds sold	2,524	1,282
Cash and cash equivalents	72,607	105,962
Securities available for sale	174,918	158,833
Mortgage loans held for sale	250	694
Loans, net of allowance of $53,953 and $52,579, respectively	1,044,759	1,083,444
Premises and equipment	21,296	21,541
Other real estate owned	35,574	41,449
Federal Home Loan bank stock	10,072	10,072
Bank owned life insurance	8,180	8,106
Accrued interest receivable and other assets	21,967	25,323
Total assets	$1,389,623	$1,455,424

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$114,304	$111,118
Interest bearing	1,139,443	1,212,645
Total deposits	1,253,747	1,323,763
Repurchase agreements	1,926	1,738
Federal Home Loan Bank advances	6,789	7,116
Accrued interest payable and other liabilities	11,945	7,628
Subordinated capital note	7,425	7,650
Junior subordinated debentures	25,000	25,000
Total liabilities	1,306,832	1,372,895

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35 million at March 31, 2012	34,706	34,661
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at March 31, 2012	3,283	3,283
Common stock, no par, 19,000,000 shares authorized, 11,822,102
and 11,824,472 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	19,946	19,841
Retained deficit	(90,636)	(91,656)
Accumulated other comprehensive income	3,256	4,164
Total stockholders' equity	82,791	82,529
Total liabilities and stockholders’ equity	$1,389,623	$1,455,424

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income
Loans, including fees	$14,512	$18,110
Taxable securities	841	1,042
Tax exempt securities	250	260
Fed funds sold and other	152	204
	15,755	19,616
Interest expense
Deposits	4,000	5,360
Federal Home Loan Bank advances	57	142
Subordinated capital note	71	73
Junior subordinated debentures	171	155
Federal funds purchased and other	2	118
	4,301	5,848
Net interest income	11,454	13,768
Provision for loan losses	3,750	5,100
Net interest income after provision for loan losses	7,704	8,668

Non-interest income
Service charges on deposit accounts	554	630
Income from fiduciary activities	251	255
Secondary market brokerage fees	17	76
Title insurance commissions	22	31
Net gain on sales of loans originated for sale	45	221
Net gain on sales of securities	2,019	83
Other	537	491
	3,445	1,787
Non-interest expense
Salaries and employee benefits	4,312	4,124
Occupancy and equipment	886	972
Other real estate owned expense	1,257	1,367
FDIC Insurance	873	855
State franchise tax	592	582
Loan collection expense	360	262
Professional fees	356	280
Communications	180	168
Postage and delivery	122	123
Advertising	33	102
Other	676	560
	9,647	9,395
Income before income taxes	1,502	1,060
Income tax expense	—	261
Net income	1,502	799
Less:
Dividends on preferred stock	437	438
Accretion on Series A preferred stock	45	44
Earnings allocated to participating securities	35	12
Net income available to common shareholders	$985	$305
Basic earnings per common share	$0.08	$0.03
Diluted earnings per common share	$0.08	$0.03

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income
(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$1,502	$799

Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized gain arising in period
(net of tax of $218 and $25, respectively)	404	46
Reclassification of amount realized through sales
(net of tax of $707 and $29, respectively)	(1,312)	(54)
Net unrealized loss on securities	(908)	(8)

Comprehensive income	$594	$791

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2012
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Deficit	Income	Total

Balances, January 1, 2012	11,824,472	35,000	317,042	$112,236	$34,661	$3,283	$19,841	$(91,656)	$4,164	$82,529
Forfeited unvested stock	(2,370)	–	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	105	–	–	105
Net income	–	–	–	–	–	–	–	1,502	–	1,502
Net change in accumulated other
comprehensive income, net of taxes	–	–	–	–	–	–	–	–	(908)	(908)
Dividends 5% on Series A preferred stock	–	–	–	–	–	–	–	(437)	–	(437)
Accretion of Series A preferred
stock discount	–	–	–	–	45	–	–	(45)	–	–

Balances, March 31, 2012	11,822,102	35,000	317,042	$112,236	$34,706	$3,283	$19,946	$(90,636)	$3,256	$82,791

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Three Months Ended March 31, 2012 and 2011
(dollars in thousands)

	2012	2011
Cash flows from operating activities
Net income (loss)	$1,502	$799
Adjustments to reconcile net income to
net cash from operating activities
Depreciation and amortization	570	610
Provision for loan losses	3,750	5,100
Net amortization on securities	632	321
Stock-based compensation expense	105	118
Deferred income taxes	—	238
Net gain on loans originated for sale	(45)	(221)
Loans originated for sale	(2,328)	(7,188)
Proceeds from sales of loans originated for sale	2,802	7,234
Net (gain) loss on sales of investment securities	(2,019)	(83)
Net loss on sales of other real estate owned	402	391
Net write-down of other real estate owned	480	486
Earnings on bank owned life insurance	(74)	(70)
Net change in accrued interest receivable and other assets	3,231	1,130
Net change in accrued interest payable and other liabilities	3,881	(1,169)
Net cash from operating activities	12,889	7,696
Cash flows from investing activities
Purchases of available-for-sale securities	(45,048)	(66,641)
Sales and calls of available-for-sale securities	21,385	2,894
Maturities and prepayments of available-for-sale securities	8,056	6,773
Proceeds from sale of other real estate owned	9,018	624
Improvements to other real estate owned	(1)	(1,037)
Loan originations and payments, net	30,798	12,951
Purchases of premises and equipment, net	(72)	(42)
Net cash from investing activities	24,136	(44,478)
Cash flows from financing activities
Net change in deposits	(70,016)	14,655
Net change in repurchase agreements	188	(187)
Repayment of Federal Home Loan Bank advances	(327)	(458)
Repayment of subordinated capital note	(225)	—
Cash dividends paid on preferred stock	—	(441)
Cash dividends paid on common stock	—	(119)
Net cash from financing activities	(70,380)	13,450
Net change in cash and cash equivalents	(33,355)	(23,332)
Beginning cash and cash equivalents	105,962	185,435
Ending cash and cash equivalents	$72,607	$162,103

Supplemental cash flow information:
Interest paid	$4,296	$5,861
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$4,216	$8,812
Financed sales of other real estate owned	192	2,041

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.  The allowance for loan losses, fair values of financial instruments, stock compensation, deferred tax assets, other intangibles, and fair values of other real estate owned are particularly subject to change.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications did not impact net income or stockholders’ equity.

Note 2 – Recent Developments and Future Plans

During the first quarter of 2012, we reported net income available to common shareholders of $985,000.  This was an improvement from our 2011 results.  During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of March 31, 2012, these capital ratios were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

●
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

●
Continuing with succession planning and add resources to management team.  On March 29, 2012, the Board of Directors announced that it had formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank.

●	Addressing construction and development lending.

o
We recorded net construction and development loan charge-offs totaling $522,000 during the first quarter of 2012.  This represented approximately 22% of our total net loan charge-offs for the first quarter of 2012.  We recorded net construction and development loan charge-offs totaling $11.0 million and $11.4 million for the years ended December 31, 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

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

o
In summary, for the years ended December 31, 2011 and 2010, respectively, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 million and $10.4 million. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2010, respectively.

o
For the first quarter of 2012, we recorded net construction and development OREO fair value adjustments and loss on sale of construction and development OREO of $ 222,000.  This represents approximately 25% of our total OREO fair value adjustments and loss on sale of OREO in the first quarter of 2012.

●	We are committed to reducing loan concentrations and balance sheet risk.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. These loans totaled $92.0 million, or 77% of total risk-based capital, at March 31, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $398.6 million, or 331% of total risk-based capital, at March 31, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  While we have not yet reduced our balances in these categories to the required percentages, we have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $92.0 million at March 31, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $246.1 million at March 31, 2012.

●	Raising capital by selling common stock through a public offering or private placement to existing and new investors.

●	Evaluating other strategic alternatives, such as the sale of assets or branches.

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

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
March 31, 2012
U.S. Government and federal agency	$5,746	$445	$—	$6,191
Agency mortgage-backed: residential	118,049	2,712	(50)	120,711
State and municipal	36,432	1,415	(97)	37,750
Corporate bonds	7,262	600	(49)	7,813
Other	572	23	—	595
Total debt securities	168,061	5,195	(196)	173,060
Equity	1,359	499	—	1,858
Total	$169,420	$5,694	$(196)	$174,918

December 31, 2011
U.S. Government and federal agency	$10,494	$1,149	$—	$11,643
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475
State and municipal	35,456	2,610	(4)	38,062
Corporate bonds	7,259	315	(242)	7,332
Other	572	34	—	606
Total debt securities	151,067	6,319	(268)	157,118
Equity	1,359	356	—	1,715
Total	$152,426	$6,675	$(268)	$158,833

Sales and calls of available for sale securities were as follows:

	Three Months Ended
	March 31
	2012	2011
	(in thousands)
Proceeds	$21,385	$2,894
Gross gains	2,019	83
Gross losses	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2012
	Amortized	Fair
	Cost	Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$510	$514
One to five years	11,282	12,048
Five to ten years	28,530	29,930
Beyond ten years	9,690	9,857
Agency mortgage-backed: residential	118,049	120,711
Total	$168,061	$173,060

Securities pledged at March 31, 2012 and December 31, 2011 had carrying values of approximately $55.8 million and $57.7 million, respectively, and were pledged to secure public deposits and repurchase agreements.

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

At March 31, 2012, the Company held 40 equity securities.  Of these securities, 1 had an unrealized loss less than $1,000 and had been in an unrealized loss position for less than twelve months. All other equity securities were in an unrealized gain position at March 31, 2012.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of March 31, 2012, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2012
State and municipal	$11,181	$(97)	$—	$—	$11,181	$(97)
Agency mortgage-backed: residential	7,063	(50)	—	—	7,063	(50)
Corporate bonds	975	(49)	—	—	975	(49)
Equity	2	—	—	—	2	—

Total temporarily impaired	$19,221	$(196)	$—	$—	$19,221	$(196)

December 31, 2011
State and municipal	$508	$(4)	$—	$—	$508	$(4)
Agency mortgage-backed: residential	2,159	(22)	—	—	2,159	(22)
Corporate bonds	2,805	(242)	—	—	2,805	(242)

Total temporarily impaired	$5,472	$(268)	$—	$—	$5,472	$(268)

Note 4 – Loans

Loans were as follows:
	March 31,	December 31,
	2012	2011
	(in thousands)
Commercial	$69,185	$71,216
Commercial Real Estate:
Construction	91,995	101,471
Farmland	87,036	90,958
Other	412,768	423,844
Residential Real Estate:
Multi-family	60,496	60,410
1-4 Family	328,541	337,350
Consumer	23,747	26,011
Agriculture	24,208	23,770
Other	736	993
Subtotal	1,098,712	1,136,023
Less: Allowance for loan losses	(53,953)	(52,579)
Loans, net	$1,044,759	$1,083,444

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	89	772	2,506	224	161	(2)	3,750
Loans charged off	(256)	(919)	(1,029)	(237)	(141)	–	(2,582)
Recoveries	42	105	26	33	–	–	206

Ending balance	$4,082	$32,982	$15,720	$812	$345	$12	$53,953

March 31, 2011:
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	(106)	3,457	1,618	122	5	4	5,100
Loans charged off	(79)	(4,141)	(1,434)	(213)	–	–	(5,867)
Recoveries	12	5	43	21	–	–	81

Ending balance	$1,974	$23,396	$7,451	$631	$139	$8	$33,599

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012:

	Commercia	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$238	$6,364	$1,231	$—	$—	$—	$7,833
Collectively evaluated for impairment	3,844	26,618	14,489	812	345	12	46,120

Total ending allowance balance	$4,082	$32,982	$15,720	$812	$345	$12	$53,953

Loans:
Loans individually evaluated for impairment	$7,229	$124,762	$58,926	$398	$509	$536	$192,360
Loans collectively evaluated for impairment	61,956	467,037	330,111	23,349	23,699	200	906,352

Total ending loans balance	$69,185	$591,799	$389,037	$23,747	$24,208	$736	$1,098,712

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

Impaired Loans
Impaired loans include restructured loans and commercial, commercial real estate, construction, residential real estate, and agriculture loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With No Related Allowance Recorded:
Commercial	$4,367	$4,169	$—	$4,061	$25	$1
Commercial real estate:
Construction	8,943	8,686	—	9,208	63	2
Farmland	5,686	5,602	—	4,874	14	2
Other	26,743	26,139	—	25,382	246	1
Residential real estate:
Multi-family	12,763	12,762	—	7,833	86	—
1-4 Family	32,017	31,562	—	21,173	173	22
Consumer	424	398	—	197	1	1
Agriculture	609	509	—	570	—	—
Other	536	536	—	538	4	—
With An Allowance Recorded:
Commercial	3,060	3,060	238	2,069	10	5
Commercial real estate:
Construction	18,042	14,981	2,245	14,030	47	3
Farmland	4,385	4,184	1,101	5,059	—	—
Other	69,993	65,171	3,018	62,166	396	33
Residential real estate:
Multi-family	1,891	1,412	670	1,413	—	—
1-4 Family	16,190	13,189	561	12,968	25	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$205,649	$192,360	$7,833	$171,541	$1,090	$70

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$3,997	$3,954	$—	$3,489	$146	$48
Commercial real estate:
Construction	8,381	8,288	—	9,635	57	4
Farmland	4,230	4,146	—	2,403	36	36
Other	26,590	26,068	—	19,606	459	99
Residential real estate:
Multi-family	2,904	2,904	—	1,029	35	—
1-4 Family	10,883	10,784	—	6,805	296	3
Consumer	—	—	—	—	—	—
Agriculture	637	631	—	253	5	5
Other	540	540	—	108	—	—
With An Allowance Recorded:
Commercial	1,078	1,078	237	1,125	69	69
Commercial real estate:
Construction	15,915	13,079	1,941	4,039	93	—
Farmland	6,375	5,934	532	6,302	322	—
Other	64,984	59,431	2,808	29,091	609	148
Residential real estate:
Multi-family	1,891	1,412	487	1,795	115	—
1-4 Family	15,342	12,478	568	9,651	352	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$163,747	$150,727	$6,573	$95,331	$2,594	$412

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2012 and December 31, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2012
Commercial
Rate reduction	$1,225	$—	$1,225
Principal deferral	894	—	894
Interest only payments	—	1,035	1,035
Commercial Real Estate:
Construction
Rate reduction	10,813	3,777	14,590
Farmland
Rate reduction	182	—	182
Principal deferral	744	3,884	4,628
Other
Rate reduction	39,397	26,840	66,237
Interest only payments	2,409	2,200	4,609
Residential Real Estate:
Multi-family
Rate reduction	10,625	1,412	12,037
Interest only payments	657	—	657
1-4 Family
Rate reduction	17,845	6,782	24,627
Principal deferral	—	241	241
Other
Rate reduction	536	—	536

Total TDRs	$85,327	$46,171	$131,498

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Principal deferral	898	—	898
Commercial Real Estate:
Construction
Rate reduction	11,155	3,767	14,922
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	5,101	5,847
Other
Rate reduction	42,946	20,446	63,392
Interest only payments	1,288	—	1,288
Residential Real Estate:
Multi-family
Rate reduction	2,247	1,413	3,660
Interest only payments	656	—	656
1-4 Family
Rate reduction	12,255	7,176	19,431
Principal deferral	—	247	247
Other
Rate reduction	540	—	540

Total TDRs	$74,144	$39,554	$113,698

At March 31, 2012, and December 31, 2011, 65%, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $5.9 million and $5.4 million in reserves to customers whose loan terms have been modified in TDRs as of March 31, 2012, and December 31, 2011, respectively.  The Company has committed to lend additional amounts totaling $192,000 and $317,000 as of March 31, 2012, and December 31, 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended March 31, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2012
Commercial
Interest only payments	$—	$1,035	$1,035
Commercial Real Estate:
Other
Rate reduction	3,199	—	3,199
Interest only payments	2,284	2,200	4,484
Residential Real Estate:
Multi-family
Rate reduction	8,386	—	8,386
1-4 Family
Rate reduction	5,674	—	5,674

Total TDRs	$19,543	$3,235	$22,778

As of March 31, 2012, 86% of the Company’s TDRs that occurred during the three months ended March 31, 2012, were performing in accordance with their modified terms.  The Company has allocated $238,000 in reserves to customers whose loan terms have been modified during the three months ended March 31, 2012.

During the first three months of 2012, approximately $7.6 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $6.6 million in commercial real estate loans and $1.0 million in commercial loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans
Nonperforming loans were as follows:
	March 31,	December 31,
	2012	2011
	(in thousands)
Loans past due 90 days or more still on accrual	$733	$1,350
Non-accrual loans	97,230	92,020

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2012, and December 31, 2011:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)

Commercial	$3,062	$2,903	$—	$109
Commercial Real Estate:
Construction	12,701	13,564	—	—
Farmland	8,860	9,152	—	26
Other	41,964	35,154	—	918
Residential Real Estate:
Multi-family	2,894	2,921	—	—
1-4 Family	26,905	27,375	714	265
Consumer	335	320	—	—
Agriculture	509	631	19	32
Other	—	—	—	—

Total	$97,230	$92,020	$733	$1,350

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual
	(in thousands)
March 31, 2012
Commercial	$1,508	$38	$—	$3,062	$4,608
Commercial Real Estate:
Construction	—	—	—	12,701	12,701
Farmland	1,041	948	—	8,860	10,849
Other	10,837	2,933	—	41,964	55,734
Residential Real Estate:
Multi-family	736	—	—	2,894	3,630
1-4 Family	6,067	911	714	26,905	34,597
Consumer	308	94	—	335	737
Agriculture	143	47	19	509	718
Other	—	—	—	—	—

Total	$20,640	$4,971	$733	$97,230	$123,574

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual
	(in thousands)
December 31, 2011
Commercial	$2,792	$91	$109	$2,903	$5,895
Commercial Real Estate:
Construction	20	—	—	13,564	13,584
Farmland	1,353	305	26	9,152	10,836
Other	4,555	756	918	35,154	41,383
Residential Real Estate:
Multi-family	442	135	—	2,921	3,498
1-4 Family	7,568	2,511	265	27,375	37,719
Consumer	593	149	—	320	1,062
Agriculture	23	—	32	631	686
Other	—	—	—	—	—

Total	$17,346	$3,947	$1,350	$92,020	$114,663

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

Doubtful – Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of March 31, 2012, and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
March 31, 2012
Commercial	$48,608	$10,655	$3,590	$6,231	$101	$69,185
Commercial Real Estate:
Construction	41,323	8,670	12,597	29,405	—	91,995
Farmland	63,466	6,937	2,139	14,295	199	87,036
Other	186,732	76,235	45,201	104,600	—	412,768
Residential Real Estate:
Multi-family	32,571	7,302	276	20,347	—	60,496
1-4 Family	224,060	37,805	3,037	63,613	26	328,541
Consumer	21,020	1,656	66	941	64	23,747
Agriculture	23,093	591	13	511	—	24,208
Other	200	536	—	—	—	736

Total	$641,073	$150,387	$66,919	$239,943	$390	$1,098,712

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2011
Commercial	$53,223	$9,357	$3,237	$5,300	$99	$71,216
Commercial Real Estate:
Construction	45,407	13,132	7,777	35,155	—	101,471
Farmland	69,881	4,955	2,688	13,236	199	90,959
Other	213,406	80,149	30,787	99,502	—	423,844
Residential Real Estate:
Multi-family	37,807	4,619	2,100	15,884	—	60,410
1-4 Family	247,422	28,734	2,276	58,891	26	337,349
Consumer	23,721	1,418	43	762	67	26,011
Agriculture	22,502	343	14	911	—	23,770
Other	453	540	—	—	—	993

Total	$713,822	$143,247	$48,922	$229,641	$391	$1,136,023

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

	March 31, 2012	December 31, 2011
	(in thousands)
Commercial Real Estate:
Construction	$26,556	$32,538
Farmland	285	744
Other	6,411	6,620
Residential Real Estate:
1-4 Family	4,004	3,214

	37,256	43,116
Valuation allowance	(1,682)	(1,667)

	$35,574	$41,449

	For the Three
	Months Ended
	March 31,
	2012	2011
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,667	$700
Provision to allowance	480	486
Write-downs	(465)	(486)
Ending balance	$1,682	$700

Net activity relating to other real estate owned during the three months ended March 31, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$41,449	$67,635
Real estate acquired	4,216	8,812
Valuation adjustments	(480)	(486)
Improvements	1	1,037
Loss on sale	(402)	(391)
Proceeds from sale of properties	(9,210)	(2,665)

OREO as of March 31	$35,574	$73,942

Expenses related to other real estate owned include:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Net loss on sales	$402	$391
Provision to allowance	480	486
Operating expense	375	490

Total	$1,257	$1,367

Note 6 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:
	March 31,	December 31,
	2012	2011
	(in thousands)

Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2011 through 2033, averaging 3.30% for 2012	$6,789	$7,116

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans under a detailed loan listing requirement.  The loan listing requirement is based on the market value of the underlying pledged loans. At March 31, 2012, our additional borrowing capacity with the FHLB under the detailed loan listing requirement was $25.1 million. Subsequent to March 31, 2012, our unused borrowing capacity with the FHLB under the listing requirement increased to $56.7 million.

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

Securities: The fair values of securities are determined by market quoted prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Financial assets measured at fair value on a recurring basis at March 31, 2012 are summarized below:

		Fair Value Measurements at March 31, 2012 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$6,191	$—	$6,191	$—
Agency mortgage-backed:
residential	120,711	—	120,711	—
State and municipal	37,750	—	36,997	753
Corporate bonds	7,813	—	7,813	—
Other debt securities	595	—	—	595
Equity securities	1,858	1,858	—	—
Total	$174,918	$1,858	$171,712	$1,348

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2012 and 2011:

	State and Municipal Securities		Other Debt Securities
	2012	2011	2012	2011
	(in thousands)
Balances of recurring Level 3 assets at January 1	$1,173	$—	$606	$572
Total gains for the period:
Included in other comprehensive income	(9)	—	(11)	—
Sales	(411)	—	—	—

Balance of recurring Level 3 assets at March 31, 2012	$753	—	595	572

Our Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party.  Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities.  As these securities are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 11% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis March 31, 2012 are summarized below:

		Fair Value Measurements at March 31, 2012 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial	$2,822	$—	$—	$2,822
Commercial real estate:
Construction	12,736	—	—	12,736
Farmland	3,083	—	—	3,083
Other	62,153	—	—	62,153
Residential Real Estate
Multi-family	742	—	—	742
1-4 Family	12,628	—	—	12,628
Other real estate owned, net:
Commercial real estate:
Construction	25,357	—	—	25,357
Farmland	272	—	—	272
Other	6,122	—	—	6,122
Residential real estate:
1-4 Family	3,823	—	—	3,823

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $94.2 million, with a valuation allowance of $7.8 million, at March 31, 2012, resulting in an additional provision for loan losses of $1.3 million for the three months ended March 31, 2012.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $35.6 million as of March 31, 2012, compared with $73.9 million at March 31, 2011.  Write-downs of $480,000 and $486,000 were recorded on other real estate owned for the first three months of 2012 and 2011, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
(in thousands)

Impaired loans – Commercial	$ 2,822	Income approach	Capitalization rate	14% - 37% (26%)
Impaired loans – Commercial real estate	$ 77,972	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (19%)
Impaired loans – Residential real estate	$ 13,370	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 34% (14%)
Other real estate owned – Commercial real estate	$ 31,751	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Capitalization rate Accelerated sales strategy	3% - 38% (18%) 16% - 18% (17%) 33% - 50% (45%)
Other real estate owned – Residential real estate	$ 3,823	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 32% (17%)

Financial assets measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$11,643	$—	$11,643	$—
Agency mortgage-backed	99,475	—	99,475	—
State and municipal	38,062	—	36,889	1,173
Corporate bonds	7,332	—	7,332	—
Other debt securities	606	—	—	606
Equity securities	1,715	1,715	—	—
Total	$158,833	$1,715	$155,339	$1,779

Financial assets measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial	$841	$—	$—	$841
Commercial real estate:
Construction	11,138	—	—	11,138
Farmland	5,402	—	—	5,402
Other	56,623	—	—	56,623
Residential real estate:
Multi-family	925	—	—	925
1-4 Family	11,910	—	—	11,190
Other real estate owned, net:
Commercial real estate:
Construction	31,280	—	—	31,280
Farmland	715	—	—	715
Other	6,364	—	—	6,364
Residential real estate:
1-4 Family	3,090	—	—	3,090

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $73.9 million with a valuation allowance of $5.6 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $41.4 million as of December 31, 2011.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$72,607	$10,047	$62,560	$—	$72,607
Securities available for sale	174,918	1,858	171,712	1,348	174,918
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	250	—	250	—	250
Loans, net	1,044,759	—	—	1,058,227	1,058,227
Accrued interest receivable	6,002	—	994	5,008	6,002
Financial liabilities
Deposits	$1,253,747	$114,304	$1,146,963	$—	$1,261,267
Securities sold under agreements to repurchase	1,926	—	1,926	—	1,926
Federal Home Loan Bank advances	6,789	—	6,794	—	6,794
Subordinated capital notes	7,425	—	—	6,912	6,912
Junior subordinated debentures	25,000	—	—	19,655	19,655
Accrued interest payable	1,740	—	1,358	382	1,740

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$105,962	$105,962
Securities available for sale	158,833	158,833
Federal Home Loan Bank stock	10,072	N/A
Mortgage loans held for sale	694	694
Loans, net	1,083,444	1,093,456
Accrued interest receivable	6,682	6,682
Financial liabilities
Deposits	$1,323,763	$1,332,133
Securities sold under agreements to repurchase	1,738	1,738
Federal Home Loan Bank advances	7,116	7,015
Subordinated capital notes	7,650	7,110
Junior subordinated debentures	25,000	19,765
Accrued interest payable	1,732	1,732

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

(b) FHLB Stock
It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans, Net
Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(d) mortgage loans held for sale
The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits
The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in either a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in either a Level 1 classification.  Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f) Securities Sold Under Agreements to Repurchase
The carrying amounts of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification.

(g) Other Borrowings
The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

The fair values of the Company’s subordinated capital notes and junior subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(h) Accrued Interest Receivable/Payable
The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 8 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$18,884	$18,403
Other real estate owned write-down	9,363	12,905
Net operating loss carry-forward	5,146	2,470
New market tax credit carry-forward	226	208
Alternative minimum tax credit carry-forward	692	685
Net assets from acquisitions	556	543
Other than temporary impairment on securities	374	374
Amortization of non-compete agreements	25	27
Other	644	827

	35,910	36,442

Deferred tax liabilities:
Fixed assets	409	445
Net unrealized gain on securities available for sale	1,925	2,242
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	96	103
Other	638	659

	4,344	4,725

Net deferred tax assets before valuation allowance	31,566	31,717

Valuation allowance	(31,566)	(31,717)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our estimated tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2011 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 9 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2012, the Company had granted outstanding options to purchase 4,058 shares.  The Company also had granted 72,044 unvested shares net of forfeitures and vesting. The Company has 224,980 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

On May 15, 2006, the board of directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006.  On May 22, 2008, shareholders voted to amend the plan to change the form of incentive award from stock options to unvested shares. Under the terms of the plan, 100,000 shares are reserved for issuance to non-employee directors upon the exercise of stock options or upon the grant of unvested stock awards granted under the plan. Prior to the amendment, options were granted automatically under the plan at fair market value on the date of grant.  The options vest over a three-year period and have a five year term.  Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest semi-annually on the anniversary date of the grant over three years.  To date, the Company has granted options to purchase 25,472 shares and issued 3,943 unvested shares to non-employee directors. At March 31, 2012, 64,183 shares remain available for issue under this plan.

All stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Three Months Ended		Twelve Months Ended
	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding, beginning	29,530	$19.88	86,469	$20.72
Forfeited	—	—	(9,557)	19.49
Expired	—	—	(47,382)	21.49
Outstanding, ending	29,530	$19.88	29,530	$19.88

The following table details stock options outstanding:

March 31, 2012
Stock options vested and currently exercisable:	29,530
Weighted average exercise price	$19.88
Aggregate intrinsic value	$—
Weighted average remaining life (in years)	0.2
Total Options Outstanding:	29,530
Aggregate intrinsic value	$—
Weighted average remaining life (in years)	0.2

The intrinsic value of stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.  The intrinsic value of the vested and expected to vest stock options is $0 at March 31, 2012.  There were no options exercised during the first three months of 2012.  The Company recorded no stock option compensation expense during the three months ended March 31, 2012.  No options were modified during the period.  As of March 31, 2012, no stock options issued by the Company have been exercised.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. Expected volatilities are based on volatilities of similar publicly traded companies due to the limited historical trading activity of the Company’s stock, and other factors. Expected dividends are based on dividend trends and the market price of the Company’s stock price at grant. The Company uses historical data to estimate option exercises within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  No options were granted in the first three months of 2012 or in 2011.

From time-to-time the Company issues unvested shares to employees and non-employee directors.  The shares vest either semi-annually or annually over three to ten years on the anniversary date of the issuance date provided the employee or director continues in such capacity at the vesting date. No shares were issued during the first three months of 2012. The Company recorded $105,000 and $118,000 of stock-based compensation during the first three months of 2012 and 2011, respectively, to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $0 and $41,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended		Twelve Months Ended
	March 31, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	100,226	$13.21	157,697	$13.43
Granted	—	—	2,800	5.36
Vested	(21,869)	12.25	(35,836)	13.00
Forfeited	(2,370)	18.00	(24,435)	14.04
Outstanding, ending	75,987	$13.33	100,226	$13.21

Unrecognized stock based compensation expense related to stock options and unvested shares for the remainder of 2012 and beyond are estimated as follows (in thousands):

April 2012 – December 2012	$316
2013	339
2014	235
2015	113
2016 & thereafter	31

Note 10 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands, except share and per share data)

Net income	$1,502	$799
Less:
Preferred stock dividends	(437)	(438)
Accretion of Series A preferred stock discount	(45)	(44)
Earnings allocated to unvested shares	(7)	(4)
Earnings allocated to Series C preferred	(28)	(8)
Net income (loss) allocated to common shareholders, basic and diluted	$985	$305

Basic
Weighted average common shares including
unvested common shares outstanding	12,156,452	12,178,845
Less: Weighted average unvested common shares	(88,107)	(141,300)
Less: Weighted average Series C preferred	(332,894)	(332,894)
Weighted average common shares outstanding	11,735,451	11,704,651
Basic earnings per common share	$0.08	$0.03

Diluted
Add: Dilutive effects of assumed exercises of common
and Preferred Series C stock warrants	—	—
Weighted average common shares and potential common shares	11,735,452	11,704,651
Diluted earnings per common share	$0.08	$0.03

Stock options for 29,530 shares of common stock for 2012 and 58,479 shares of common stock for 2011 were not considered in computing diluted earnings per common share because they were anti-dilutive.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2012 and 2011 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at March 31, 2012 and 2011, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 11 – Capital Requirements and Restrictions on Retained Earnings

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

On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions.  The consent order required the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard unless the board of directors adopts prior to the extension a detailed statement giving reasons why the extension is in the best interest of the bank, and to not declare or pay any dividend without the prior consent of our regulators.  We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

				March 31, 2012		December 31, 2011
	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	9.68%	9.38%	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	11.68	11.38	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	7.30	7.07	6.53	6.23

At March 31, 2012, PBI Bank’s Tier 1 leverage ratio was 7.07% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio was 11.38% which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

Note 12 – Contingencies

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part 2, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2011 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky.  The Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an online banking division which delivers competitive deposit products and services under the separate brand of Ascencia.

The Company reported net income of $1.5 million for the three months ended March 31, 2012, compared with $799,000 for the same period of 2011.  After deductions for dividends on preferred stock, accretion on preferred stock, and earnings allocated to participating securities, net income to common shareholders was $985,000 and $305,000 for the three months ended March 31, 2012 and 2011, respectively. Basic and diluted income per common share were $0.08 and $0.03 for the three months ended March 31, 2012 and 2011, respectively.

Significant developments during the quarter ended March 31, 2012 consist of the following:

●
Net income increased to $1.5 million for the three months ended March 31, 2012, compared with $799,000 for the first quarter of 2011.  Earnings per diluted common share were $0.08 compared with $0.03 in the first quarter of 2011.

●
Net interest margin decreased 9 basis points to 3.45% in the first quarter of 2012 compared with 3.54% in the first quarter of 2011. The decrease in margin since last year was primarily due to elevated non-accrual loan levels and lower interest earning assets coupled with lower rates on those assets.

●
We continue to execute on our strategy to reduce our commercial real estate and construction and development loans. Average loans decreased 13.3% to $1.1 billion in the first quarter of 2012 compared with $1.3 billion in the first quarter of 2011.  Net loans decreased 16.0% to $1.05 billion in the first quarter of 2012, compared with $1.24 billion at March 31, 2011. Construction and development loans totaled $92.0 million, or 77% of total risk-based capital, at March 31, 2012 compared to $101.5 million, or 85% of total risk-based capital, at December 31, 2011.  Non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group totaled $398.6 million, or 331% of total risk-based capital, at March 31, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

●
Loan proceeds received from the reduction of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 15.4% to $1.25 billion compared with $1.48 billion at March 31, 2011. Certificates of deposit balances declined $72.8 million during the first quarter of 2012 to $951.5 million at March 31, 2012, from $1.02 billion at December 31, 2011. Demand deposits increased 2.9% during the first quarter of 2012 compared with the fourth quarter of 2011, and increased 7.1% compared with the first quarter of 2011.

●	Total assets decreased $65.8 million to $1.39 billion compared with $1.46 billion at December 31, 2011, and $1.74 billion at March 31, 2011.

●
Non-performing loans increased $4.6 million during the first quarter to $98.0 million at March 31, 2012, compared with $93.4 million at December 31, 2011. The increase was primarily in the commercial and residential real estate segments of our portfolio.

●
Non-performing assets decreased $1.3 million during the first quarter to $133.5 million at March 31, 2012. The decrease was primarily due to sales of other real estate owned, offset by a higher level of non-performing loans described above.

●
Loans past due 30-59 days increased from $17.3 million at December 31, 2011 to $20.6 million at March 31, 2012.  Loans past due 60-89 days increased from $3.9 million at December 31, 2011 to $5.0 million at March 31, 2012.  These increases were primarily in the commercial real estate segment of the portfolio.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.  For a discussion of our accounting policies, please see “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2011.

Recent Developments and Future Plans

During the first quarter of 2012, we reported net income available to common shareholders of $985,000.  This was an improvement from our 2011 results. During the year eneded December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2001, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of March 31, 2012, these capital ratios were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies including the following:

●
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

●
Continuing with succession planning and add resources to management team.  On March 29, 2012, the Board of Directors announced that it had formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank.

●	Addressing construction and development lending.

o
We recorded net construction and development loan charge-offs totaling $522,000 during the first quarter of 2012.  This represented approximately 22% of our total net loan charge-offs for the first quarter of 2012.  We recorded net construction and development loan charge-offs totaling $11.0 million and $11.4 million for the year eneded December 31, 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

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

o
In summary, for the year eneded December 31, 2011 and 2010 respectively, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 million and $10.4 million. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2010, respectively.

o
For the first quarter of 2012, we recorded net construction and development OREO fair value adjustments and loss on sale of construction and development OREO of $ 222,000.  This represents approximately 25% of our total OREO fair value adjustments and loss on sale of OREO in the first quarter of 2012.

●	We are committed to reducing loan concentrations and balance sheet risk.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. These loans totaled $92.0 million, or 77% of total risk-based capital, at March 31, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $398.6 million, or 331% of total risk-based capital, at March 31, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  While we have not yet reduced our balances in these categories to the required percentages, we have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $92.0 million at March 31, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $246.1 million at March 31, 2012.

●	Raising capital by selling common stock through a public offering or private placement to existing and new investors.

●	Evaluating other strategic alternatives, such as the sale of assets or branches.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2012, compared with the same period of 2011:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)

Gross interest income	$15,755	$19,616	$(3,861)	(19.7)%
Gross interest expense	4,301	5,848	(1,547)	(26.5)
Net interest income	11,454	13,768	(2,314)	(16.8)
Provision for loan losses	3,750	5,100	(1,350)	(26.5)
Non-interest income	3,445	1,787	1,658	92.8
Non-interest expense	9,647	9,395	252	2.7
Net income before taxes	1,502	1,060	442	41.7
Income tax expense	—	261	(261)	(100.0)
Net income	1,502	799	703	88.0

Net income for the first quarter of 2012 increased $703,000 to $1.5 million compared with $799,000 for the first quarter of 2011.  The increase was primarily attributable to gains on sales of investment securities in the first quarter of 2012 totaling $2.1 million compared with $83,000 in the first quarter of 2011, and a decrease in our provision for loan losses in the first quarter of 2012 totaling $3.75 million compared with $5.85 million in the first quarter of 2011.    We also did not record income tax expense for the first quarter of 2012 compared with income tax expense of $261,000 in the first quarter of 2011.  The income tax effect on pre-tax income for the first quarter of 2012 decreased our deferred tax assets and related valuation allowance by $419,000.

Those improvements were partially offset by lower net interest income in the first quarter of 2012 compared with the first quarter of 2011.

Net Interest Income – Our net interest income was $11.5 million for the three months ended March 31, 2012, a decrease of $2.3 million, or 16.8%, compared with $13.8 million for the same period in 2011.  Net interest spread and margin were 3.30% and 3.45%, respectively, for the first quarter of 2012, compared with 3.38% and 3.54%, respectively, for the first quarter of 2011. Average non-accrual loans were $92.0 million and $61.8 million in the first quarter of 2012 and 2011, respectively.

Average loans receivable declined approximately $171.7 million for the quarter ended March 31, 2012 compared with the first quarter of 2011.  This resulted in a decline in interest revenue of approximately $2.3 million for the quarter ended March 31, 2012 compared with the prior year period.  This decline in loan volume is attributable to soft loan demand in our markets as well as our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio.

Net interest margin decreased 9 basis points from our margin of 3.54% in the prior year first quarter due primarily to lower average earning assets relative to average interest bearing liabilities and an 8 basis point decline in net interest spread.  The yield on earning assets declined 30 basis points from the first quarter of 2011, compared with a 22 basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the three months ended March 31 2012, increased 25 basis points from our margin of 3.20% in the fourth quarter of 2011 due primarily to lower yielding fed funds and deposits with financial institutions being used to fund maturing time deposits. In addition, our average rate on interest-bearing liabilities declined 7 basis points to 1.43% for the first quarter of 2012, from 1.50% for the fourth quarter of 2011. Interest-earning fed funds and deposits with financial institutions, with an average yield of 0.23%, declined from an average balance of $114.5 million in the fourth quarter of 2011 to an average balance of $67.8 million in the first quarter of 2012. These funds were used to redeem maturing certificates of deposit with an average cost of 1.55%. This was partially offset by an increase in interest foregone on non-accrual loans. Interest foregone on non-accrual loans totaled $790,000 in the first quarter of 2012, compared with $640,000 in the fourth quarter of 2011.

Average Balance Sheets
The following table presents the average balance sheets for the three month periods ended March 31, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,119,181	$14,512	5.22%	$1,290,851	$18,110	5.69%
Securities
Taxable	125,502	826	2.65	111,893	1,029	3.73
Tax-exempt (3)	27,103	250	5.71	27,020	260	6.00
FHLB stock	10,072	114	4.55	10,072	114	4.59
Other equity securities	1,359	15	4.44	1,400	13	3.77
Federal funds sold and other	67,661	38	0.23	150,325	90	0.24

Total interest-earning assets	1,350,878	15,755	4.73%	1,591,561	19,616	5.03%

Less: Allowance for loan losses	(52,894)			(34,233)
Non-interest earning assets	114,622			180,925

Total assets	$1,412,606			$1,738,253

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$976,448	$3,772	1.55%	$1,166,832	$4,875	1.69%
NOW and money market deposits	153,098	186	0.49	172,077	424	1.00
Savings accounts	37,085	42	0.46	36,188	61	0.68
Repurchase agreements	1,673	2	0.48	11,346	118	4.22
FHLB advances	6,906	57	3.32	14,725	142	3.91
Junior subordinated debentures	32,645	242	2.98	33,550	228	2.76

Total interest-bearing liabilities	1,207,855	4,301	1.43%	1,434,718	5,848	1.65%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,656			106,095
Other liabilities	7,436			6,855

Total liabilities	1,327,947			1,547,668
Stockholders’ equity	84,659			190,585

Total liabilities and stockholders’ equity	$1,412,606			$1,738,253

Net interest income		$11,454			$13,768

Net interest spread			3.30%			3.38%

Net interest margin			3.45%			3.54%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2012 vs. 2011
	Increase (decrease) due to change in		Net Change
	Rate	Volume

Interest-earning assets:
Loan receivables	$(1,306)	$(2,292)	$(3,598)
Securities	(331)	118	(213)
Other equity securities	2	—	2
Federal funds sold and other	(6)	(46)	(52)

Total decrease in interest income	(1,641)	(2,220)	(3,861)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(349)	(754)	(1,103)
NOW and money market accounts	(195)	(43)	(238)
Savings accounts	(21)	2	(19)
Repurchased agreements	(59)	(57)	(116)
FHLB advances	(18)	(67)	(85)
Junior subordinated debentures	20	(6)	14

Total decrease in interest expense	(622)	(925)	(1,547)

Increase (decrease) in net interest income	$(1,019)	$(1,295)	$(2,314)

Non-Interest Income – The following table presents the major categories of non-interest income for the first quarter ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Service charges on deposit accounts	$554	$630
Income from fiduciary activities	251	255
Secondary market brokerage fees	17	76
Title insurance commissions	22	31
Gains on sales of loans originated for sale	45	221
Gains on sales of investment securities, net	2,019	83
Other	537	491
Total non-interest income	$3,445	$1,787

Non-interest income for the first quarter ended March 31, 2012 increased $1.7 million, or 92.8%, compared with the first quarter of 2011.  This increase in non-interest income was primarily due to increased gains on sales of securities of $1.9 million, partially offset by lower service charges on deposit accounts of $76,000 due to lower transaction volume, and gains on sales of loans originated for sale of $176,000 due to fewer loans originated for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the first quarter ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Salary and employee benefits	$4,312	$4,124
Occupancy and equipment	886	972
Other real estate owned expense	1,257	1,367
FDIC insurance	873	855
State franchise tax	592	582
Loan collection fees	360	262
Professional fees	356	280
Communications	180	168
Postage and delivery	122	123
Office supplies	110	111
Advertising	33	102
Other	566	449
Total non-interest expense	$9,647	$9,395

Non-interest expense for the first quarter ended March 31, 2012 increased $252,000, or 2.7%, compared with the first quarter of 2011. The increase in non-interest expense was primarily attributable to increased salaries and employee benefits expense due increases in staff, and increased loan collection expense. Our efficiency ratio was 74.9% for the first three months of 2012, compared with 60.7% in the first quarter of 2011. Our efficiency ratio increased primarily due to higher salary and employee benefits cost and lower net interest income.

Income Tax Expense – Income tax expense was $261,000, or 24.6% of pre-tax income, for the first quarter ended March 31, 2011. No income taxes were recorded for the first quarter of 2012. The income tax effect on net income before taxes for the first quarter of 2012 decreased our deferred tax assets and related valuation allowance by $419,000. See Footnote 8, “Income Taxes”.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Federal statutory rate times financial statement income	$526	$371
Effect of:
Net operating loss carry-forward	(419)	—
Tax-exempt income	(88)	(91)
Non-taxable life insurance income	(26)	(24)
Federal tax credits	—	(11)
Other, net	7	16
Total	$—	$261

Analysis of Financial Condition

Total assets decreased $65.8 million, or 4.5%, to $1.39 billion at March 31, 2012, from $1.46 billion at December 31, 2011.  This decrease was primarily attributable to decreases of $38.7 million and $5.9 million in net loans and other real estate owned, respectively, and $33.4 million in cash and cash equivalents. These decreases were partially offset by an increase of $16.1 million in securities available for sale. The decrease in net loans was due to loan payoffs outpacing loan funding, net loan charge-offs of $2.4 million, and efforts to move impaired loans through the collection, foreclosure, and disposition process. The decrease in other real estate owned was due primarily to sales of properties with book values of $9.6 million resulting in loss on sales of $402,000, offset by net additions of $4.2 million to the portfolio. The decrease in cash and cash equivalents was due to cash outflows related to maturing time deposits. The increase in securities available for sale was primarily related to the reinvestment of loan cash flows into securities available for sale rather than new loans.

Loans Receivable – Loans receivable decreased $37.3 million, or 3.3%, during the three months ended March 31, 2012 to $1.10 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $26.5 million, or 3.9%, during the three months and comprised 60.2% of the total loan portfolio at March 31, 2012. The decline was attributable to net charge-offs of $2.4 million, transfers to OREO of $4.2 million, and loan payoffs outpacing loan funding by approximately $30.7 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$69,185	6.30%	$71,216	6.27%
Commercial Real Estate
Construction	91,995	8.37	101,471	8.93
Farmland	87,036	7.92	90,958	8.01
Other	412,768	37.57	423,844	37.31
Residential Real Estate
Multi-family	60,496	5.51	60,410	5.31
1-4 Family	328,541	29.90	337,350	29.70
Consumer	23,747	2.16	26,011	2.29
Agriculture	24,208	2.20	23,770	2.09
Other	736	0.07	993	0.09

Total loans	$1,098,712	100.00%	$1,136,023	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$733	$1,350
Non-accrual loans	97,230	92,020
Total non-performing loans	97,963	93,370
Real estate acquired through foreclosure	35,574	41,449
Other repossessed assets	11	5
Total non-performing assets	$133,548	$134,824

Non-performing loans to total loans	8.92%	8.22%
Non-performing assets to total assets	9.61%	9.26%
Allowance for non-performing loans	$13,469	$11,382
Allowance for non-performing loans to non-performing loans	13.75%	12.20%

Nonperforming loans at March 31, 2012, were $98.0 million, or 8.92% of total loans, compared with $69.9 million, or 5.47% of total loans, at March 31, 2011, and $93.4 million, or 8.22% of total loans at December 31, 2011.

Loans past due 30-59 days increased from $17.3 million at December 31, 2011 to $20.6 million at March 31, 2012.  Loans past due 60-89 days increased from $3.9 million at December 31, 2011 to $5.0 million at March 31, 2012. This represents a $4.3 million increase from December 31, 2011 to March 31, 2012, in loans past due 30-89 days.  These increases were primarily in the commercial real estate segment of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring – A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer. If the loan is considered collateral dependent, it is reported, net, at the fair value of the collateral.

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

At March 31, 2012, we had 132 restructured loans totaling $131.5 million with borrowers who experienced deterioration in financial condition compared with 114 loans totaling $113.7 million at December 31, 2011. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties.  Of these loans, 4 loans totaling approximately $5.8 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $3.2 million of commercial loans.

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

Foreclosed Properties – Foreclosed properties at March 31, 2012 were $35.6 million compared with $73.9 million at March 31, 2011 and $41.4 million at December 31, 2011.  See Footnote 5, “Other Real Estate Owned”, to the financial statements. During the first quarter of 2012, we acquired $4.2 million of OREO properties, and sold properties totaling approximately $9.6 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $1.3 million for the three months ended March 31, 2012, compared with $1.4 million for the same period of 2011.

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

Our loan loss reserve, as a percentage of total loans at March 31, 2012, increased to 4.91% from 2.63% at March 31, 2011, and from 4.63% at December 31, 2011.  Provision for loan losses decreased $1.4 million to $3.8 million for the first quarter of 2012 compared with the first quarter of 2011, and decreased $32.1 million compared with the fourth quarter of 2011. Net loan charge-offs for the first quarter of 2012 were $2.4 million, or 0.21% of average loans, compared with $5.8 million, or 0.45%, for the first quarter of 2011, and $22.7 million, or 1.91%, for the fourth quarter of 2011. Our allowance for loan losses to nonperforming loans was 55.07% at March 31, 2012, compared with 56.31% at December 31, 2011, and 48.09% at March 31, 2011.  The change in this metric between periods is attributable to the fluctuation in historical loss experience, qualitative factors, non-accrual loans, and provision expense.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loan to non-performing loans was 13.8% at March 31, 2012 compared with 11.2% at March 31, 2011, and 12.2% at December 31, 2011.

An analysis of changes in allowance for loan losses and selected ratios for the three month periods ended March 31, 2012 and 2011, and for the year ended December 31, 2011 follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2012	2011	2011
	(dollars in thousands)
Balance at beginning of period	$52,579	$34,285	$34,285
Provision for loan losses	3,750	5,100	62,600
Recoveries	206	81	340
Charge-offs	(2,582)	(5,867)	(44,646)
Balance at end of period	$53,953	$33,599	$52,579

Allowance for loan losses to period-end loans	4.91%	2.63%	4.63%
Net charge-offs to average loans	0.21%	0.45%	3.56%
Allowance for loan losses to non-performing loans	55.07%	48.09%	56.31%

Liabilities – Total liabilities at March 31, 2012 were $1.31 billion compared with $1.37 billion at December 31, 2011, a decrease of $66.1 million, or 4.8%.This decrease was primarily attributable to a decrease in deposits of $70.0 million, or 5.3%, to $1.25 billion at March 31, 2012 from $1.32 billion at December 31, 2011. Certificate of deposit balances declined $72.8 million during the first quarter of 2012 to $951.5 million at March 31, 2012 from $1.02 billion at December 31, 2011. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $327,000, or 4.6%, to $6.8 million from $7.1 million at December 31, 2011.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds.  The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Demand	$112,656	–	$106,769
Interest checking	88,560	0.45%	89,103	0.74%
Money market	64,538	0.54	81,925	0.96
Savings	37,085	0.46	36,511	0.62
Certificates of deposit	976,448	1.55	1,120,154	1.65
Total deposits	$1,279,287	1.26%	$1,434,462	1.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$506,454	1.47%	$569,667	1.59%
$100,000 or more	469,994	1.67%	550,487	1.71%
Total	$976,448	1.55%	$1,120,154	1.65%

The following table shows at March 31, 2012 and December 31, 2011 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	March 31,	December 31,
Maturity Period	2012	2011
	(in thousands)

Three months or less	$63,690	$77,118
Three months through six months	52,049	65,359
Six months through twelve months	162,496	167,811
Over twelve months	177,397	183,056
Total	$455,632	$493,344

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. During 2012 and 2011, we utilized brokered and wholesale deposits to supplement our funding strategy. At March 31, 2012, and December 31, 2011, these deposits totaled $118.4 million. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. The following table shows at March 31, 2012, the amount of our brokered certificates of deposit by time remaining to maturity (in thousands):

Three months or less	$2,083
Three months through six months	12,129
Six months through twelve months	89,167
Over twelve months	15,000

Total	$118,379

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At March 31, 2012, we had an unused borrowing capacity with the FHLB of $25.1 million.

As a result of our 2011 financial results, the FHLB changed our collateral arrangements from a blanket pledge of residential mortgage loans to a detailed loan listing requirement.  Our borrowing capacity under the detailed loan listing requirement is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans.  The listing requirement also increases the level of collateral required for borrowings.  Subsequent to March 31, 2012, our unused borrowing capacity with the FHLB under the listing requirement increased to $56.7 million.

We also secured federal funds borrowing lines from major correspondent banks totaling $15.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.3 million at March 31, 2012. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to management fees from affiliate banks, earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at March 31, 2012, totaling $2.4 million, are needed to cover ongoing cash operating expenses of the parent company which have been reduced and are expected to be $1.5 million for 2012. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. The reduction in expected expenses for 2012 from actual cash expenses for 2011 is primarily the result of deferring payments on our Series A preferred stock issued to the U.S. Treasury and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was accomplished.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  At March 31, 2012, cumulative accrued dividends on this stock totaled $1.1 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors.  We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At March 31, 2012, cumulative accrued interest on our junior subordinated notes totaled $370,000.

Stockholders’ equity increased $262,000 to $82.8 million at March 31, 2012, compared with $82.5 million at December 31, 2011. The increase was due to income earned during the 2012 first quarter, reduced by dividends declared on cumulative preferred stock.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. See Footnote 11, “Capital Requirements and Restrictions on Retained Earnings” for detailed regulatory capital ratios.  In addition, PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%. The Bank is currently not in compliance with this requirement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2012, and December 31, 2011. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 5.4% at March 31, 2012, compared with an increase of 5.8% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy. Given a 200basis point increase in interest rates, base net interest income would increase by an estimated 10.3% at March 31, 2012, compared with an increase of 10.9% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2012, as calculated using the static shock model approach:

	Change in Future
	Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,890	10.32%
+ 100 basis points	2,561	5.40

We did not run a model simulation for declining interest rates as of March 31, 2012, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

As a result of regulatory examination and audit processes applied to our loan grading activities near and subsequent to year end, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, such loan review did not sufficiently cover all loans subject to potential grading error throughout the 2011 fiscal year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.  Accordingly, we determined the controls regarding the determination of loan grades were not operating effectively as of December 31, 2011.  Our management, overseen by the Audit Committee, worked in March and April 2012 and continues to work to implement steps to improve the process for loan grading discovered in the closing process for the year and quarter ended December 31, 2011.

These enhanced procedures include:

●	Additional independent internal and external loan review of the portfolio to ensure accurate grading during March and April 2012.
●	A review of the portfolio by assigned loan officer for proper grading as of March 31, 2012.
●	An analytical review of the portfolio by management based upon payment performance as of March 31, 2012.

These enhanced procedures will include:

●
 Implementation of a centralized loan administration and analysis team within the credit department to ensure more timely and regular review of grading, performance metrics, financial information, and collateral.

During the first quarter, we took steps to resolve the material weakness by changing our procedures for loan grading, as discussed above. Notwithstanding the steps taken during the quarter, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and concluded by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings.  In the opinion of management, there is no known legal proceeding pending which an adverse decision would be expected to result in a material adverse change in our business or consolidated financial position. See Footnote 12, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A.	Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Default Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form  10Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated  Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

April 30, 2012	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
President & Chief Executive Officer

April 30, 2012	By:	/s/ Phillip W. Barnhouse.
Phillip W. Barnhouse
Chief Financial Officer and Chief
Accounting Officer