Form 10-Q
period 2012-06-30
Porter Bancorp, Inc.
filed 2012-08-01
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

11,934,872 shares of Common Stock, no par value, were outstanding at July 27, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2012 and December 31, 2011
Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and 2011
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2012
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	June 30, 2012	December 31, 2011
Assets Cash and due from financial institutions	$33,653	$104,680
Federal funds sold	2,708	1,282
Cash and cash equivalents	36,361	105,962
Securities available for sale	194,091	158,833
M ortgage loans held for sale	383	694
Loans, net of allowance of $51,594 and $52,579, respectively	989,315	1,083,444
Premises and equipment	21,223	21,541
Other real estate owned	54,365	41,449
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,254	8,106
Accrued interest receivable and other assets	20,788	25,323
Total assets	$1,334,852	$1,455,424
Liabilities and Stockholders’ Equity Deposits Non-interest bearing	$112,797	$111,118
Interest bearing	1,091,925	1,212,645
Total deposits	1,204,722	1,323,763
Repurchase agreements	2,501	1,738
Federal Home Loan Bank advances	6,398	7,116
Accrued interest payable and other liabilities	7,526	7,628
Subordinated capital note	7,200	7,650
Junior subordinated debentures	25,000	25,000
Total liabilities	1,253,347	1,372,895
Stockholders’ equity Preferred stock, no par, 1,000,000 shares authorized, Series A – 35,000 issued and outstanding; Liquidation preference of $35 million at June 30, 2012	34,751	34,661
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at June 30, 2012	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 11,934,872 and 11,824,472 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,056	19,841
Retained deficit	(90,968)	(91 ,656)
Accumulated other comprehensive income	2,147	4,164
Total stockholders' equity	81 ,505	82,529
Total liabilities and stockholders’ equity	$1,334,852	$1,455,424

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income Loans, including fees	$13,689	$17,589	$28,201	$35,699
Taxable securities	797	1,139	1,638	2,181
Tax exempt securities	196	268	446	528
Fed funds sold and other	130	202	282	406
	14,812	19,198	30,567	38,814
Interest expense Deposits	3,726	5,272	7,726	10,632
Federal Home Loan Bank advances	54	139	111	281
Subordinated capital note	67	71	138	144
Junior subordinated debentures	168	157	339	312
Federal funds purchased and other	2	118	4	236
	4,017	5,757	8,318	11,605
Net interest income	10,795	13,441	22,249	27,209
Provision for loan losses	4,000	13,700	7,750	18,800
Net interest income after provision for loan losses	6,795	(259)	14,499	8,409
Non-interest income Service charges on deposit accounts	556	659	1,110	1,289
Income from fiduciary activities	291	246	542	501
Secondary market brokerage fees	31	76	48	152
Title insurance commissions	11	22	33	53
Net gain on sales of loans originated for sale	77	320	122	541
Net gain on sales of securities	1,511	1,025	3,530	1,108
Other	541	517	1,078	1,008
	3,018	2,865	6,463	4,652
Non-interest expense Salaries and employee benefits	3,982	4,180	8,294	8,304
Occupancy and equipment	969	981	1,855	1,953
Goodwill impairment	—	23,794	—	23,794
Other real estate owned expense	1,205	22,109	2,462	23,476
FDIC Insurance	832	855	1,705	1,710
State franchise tax	592	582	1,184	1,164
Loan collection expense	586	925	946	1,187
Professional fees	567	354	923	634
Comm unications	168	165	348	333
Postage and delivery	109	128	231	251
Advertising	28	87	61	189
Other	624	599	1,300	1,159
	9,662	54,759	19,309	64,154
Income (loss) before income taxes	151	(52,153)	1,653	(51,093)
Income tax expense (benef it)	—	(12,164)	—	(11,903)
Net income (loss)	151	(39,989)	1,653	(39,190)
Less: Dividends on preferred stock	438	437	875	875
Accretion on Series A preferred stock	45	44	90	88
Earnings (losses) allocated to participating securities	(13)	(1,510)	27	(1,552)
Net income (loss) available to common shareholders	$(319)	$(38,960)	$661	$(38,601)
Basic earnings (loss) per common share	$(0.03)	$(3.33)	$0.06	$(3.30)
Diluted earnings (loss) per common share	$(0.03)	$(3.33)	$0.06	$(3.30)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$151	$(39,989)	$1,653	$(39,190)

Other comprehensive income (loss), net of tax: Unrealized gain (loss) on securities: Unrealized gain (loss) arising in period (net of tax of $68, $980, $149, and $1,005, respectively)	(127)	1,819	278	1,865
Reclassification of amount realized through sales (net of tax of $529, $359, $1,236 and $388, respectively)	(982)	(666)	(2,295)	(720)
Net unrealized gain (loss) on securities	(1,109)	1,153	(2,017)	1,145

Comprehensive income (loss)	$(958)	$(38,836)	$(364)	$(38,045)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For Six Months Ended June 30, 2012
(dollars in thousands, except share and per share data)

	Shares			Amount			Additional		Accumulated Other
	Common	Series A Preferred	Series C Preferred	Common	Series A Preferred	Series C Preferred	Paid-In Capital	Retained Deficit	Comprehensive Income	Total
Balances, January 1, 2012	11,824,472	35,000	317,042	$112,236	$34,661	$3,283	$19,841	$(91,656)	$4,164	$82,529
Issuance of unvested stock	115,095	–	–	–	–	–	–	–	–	–
Forfeited unvested stock	(4,695)	–	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	215	–	–	215
Net income	–	–	–	–	–	–	–	1,653	–	1,653
Net change in accumulated other comprehensive income, net of taxes	–	–	–	–	–	–	–	–	(2,017)	(2,017)
Dividends 5% on Series A preferred stock	–	–	–	–	–	–	–	(875)	–	(875)
Accretion of Series A preferred stock discount	–	–	–	–	90	–	–	(90)	–	–

Balances, June 30, 2012	11,934,872	35,000	317,042	$112,236	$34,751	$3,283	$20,056	$(90,968)	$2,147	$81,505

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC. Unaudited Consolidated Statements of Cash Flows For Six Months Ended June 30, 2012 and 2011 (dollars in thousands)

	2012	2011
Cash flows from operating activities Net income (loss)	$1,653	$(39,190)
Adjustments to reconcile net income to net cash from operating activities Depreciation and amortization	1,127	1,214
Provision for loan losses	7,750	18,800
Net amortization on securities	1,566	597
Goodwill impairment charge	—	23,794
Stock-based compensation expense	215	234
Deferred income taxes (benefit)	—	(7,915)
Net gain on loans originated for sale	(122)	(541)
Loans originated for sale	(5,721)	(17,609)
Proceeds from sales of loans originated for sale	6,133	17,798
Net gain on sales of investment securities	(3,530)	(1,108)
Net loss on sales of other real estate owned	948	6,876
Net write-down of other real estate owned	830	15,437
Earnings on bank owned life insurance	(148)	(140)
Net change in accrued interest receivable and other assets	4,282	(3,339)
Net change in accrued interest payable and other liabilities	(977)	(46)
Net cash from operating activities	14,006	14,862
Cash flows from investing activities Purchases of available-for-sale securities	(121,854)	(108,647)
Sales and calls of available-for-sale securities	65,695	49,653
Maturities and prepayments of available-for-sale securities	20,848	10,050
Proceeds from sale of other real estate owned	13,072	5,047
Improvements to other real estate owned	(1)	(1,420)
Loan originations and payments, net	58,397	30,418
Purchases of premises and equipment, net	(318)	(89)
Net cash from investing activities	35,839	(14,988)
Cash flows from financing activities Net change in deposits	(119,041)	(32,171)
Net change in repurchase agreements	763	(616)
Repayment of Federal Home Loan Bank advances	(718)	(1,085)
Advances from Federal Home Loan Bank	—	25,000
Repayment of subordinated capital note	(450)	(225)
Cash dividends paid on preferred stock	—	(882)
Cash dividends paid on common stock	—	(237)
Net cash from financing activities	(119,446)	(10,216)
Net change in cash and cash equivalents	(69,601)	(10,342)
Beginning cash and cash equivalents	105,962	185,435
Ending cash and cash equivalents	$36,361	$175,093
Supplemental cash flow information: Interest paid	$8,159	$11,602
Income taxes paid	—	2,000
Supplemental non-cash disclosure: Transfer from loans to other real estate	$28,126	$15,261
Financed sales of other real estate owned	361	7,043

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

Note 2 – Recent Developments and Future Plans

During the first six months of 2012, we reported net income available to common shareholders of $661,000.  This was an improvement from our 2011 results.  During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of June 30, 2012, these capital ratios were not met.

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

●
Continuing with succession planning and add resources to management team.  On March 29, 2012, the Board of Directors announced that it had formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank. On July 19, 2012, we reported that the Company had successfully filled this key position.

●	Addressing other real estate owned.

o
In 2011, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent due to weakness in the economy and softness in demand for housing that certain land development and residential condominium projects would require extended holding periods to sell the properties at recent appraised values. Accordingly, management determined to market these properties more aggressively to retail and bulk buyers. In June 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.

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

o
In summary, for the years ended December 31, 2011 and 2010 respectively, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 million and $10.4 million. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2010, respectively.

o
For the first six months of 2012, we recorded net construction and development OREO fair value adjustments and loss on sale of construction and development OREO of $280,000.  This represents approximately 16% of our total OREO fair value adjustments and loss on sale of OREO in the first six months of 2012.

●	We are committed to reducing loan concentrations and balance sheet risk.

o
We recorded net construction and development loan charge-offs totaling $1.3 million during the first six months of 2012.  This represented approximately 15% of our total net loan charge-offs for the first six months of 2012.  We recorded net construction and development loan charge-offs totaling $11.0 million and $11.4 million for the years ended December 31, 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were in compliance at June 30, 2012 with construction and development loans representing 68% of total risk-based capital.  These loans totaled $81.8 million, or 68% of total risk-based capital, at June 30, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk-based capital. We were not in compliance at June 30, 2012 with non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group representing 313% of total risk-based capital.  These loans totaled $376.6 million, or 313% of total risk-based capital, at June 30, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $81.8 million at June 30, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $234.9 million at June 30, 2012.

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

Note 3 - Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2012
U.S. Government and federal agency	$5,695	$550	$—	$6,245
Agency mortgage-backed: residential	125,017	1,342	(255)	126,104
State and municipal	49,791	1,898	(233)	51,456
Corporate bonds	7,267	545	(34)	7,778
Other	572	34	—	606
Total debt securities	188,342	4,369	(522)	192,189
Equity	1,359	543	—	1,902
Total	$189,701	$4,912	$(522)	$194,091
December 31, 2011
U.S. Government and federal agency	$10,494	$1,149	$—	$11,643
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475
State and municipal	35,456	2,610	(4)	38,062
Corporate bonds	7,259	315	(242)	7,332
Other	572	34	—	606
Total debt securities	151,067	6,319	(268)	157,118
Equity	1,359	356	—	1,715
Total	$152,426	$6,675	$(268)	$158,833

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds	$44,310	$46,759	$65,695	$49,653
Gross gains	1,511	1,025	3,530	1,108
Gross losses	—	—	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Maturity Available-for-sale Within one year	$215	$217
One to five years	11,120	11,890
Five to ten years	42,183	43,863
Beyond ten years	9,807	10,115
Agency mortgage-backed: residential	125,017	126,104
Total	$188,342	$192,189

Securities pledged at June 30, 2012 and December 31, 2011 had carrying values of approximately $57.3 million and $57.7 million, respectively, and were pledged to secure public deposits and repurchase agreements.

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

At June 30, 2012, the Company held 40 equity securities.  Of these securities, one security had an unrealized loss less than $1,000 and had been in an unrealized loss position for less than twelve months. All other equity securities were in an unrealized gain position at June 30, 2012.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of June 30, 2012, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2012
State and municipal	$16,286	$(233)	$—	$—	$16,286	$(233)
Agency mortgage-backed: residential	40,037	(255)	—	—	40,037	(255)
Corporate bonds	—	—	989	(34)	989	(34)
Equity	2	—	—	—	2	—
Total temporarily impaired	$56,325	$(488)	$989	$(34)	$57,314	$(522)

December 31, 2011
State and municipal	$508	$(4)	$—	$—	$508	$(4)
Agency mortgage-backed: residential	2,159	(22)	—	—	2,159	(22)
Corporate bonds	2,805	(242)	—	—	2,805	(242)
Total temporarily impaired	$5,472	$(268)	$—	$—	$5,472	$(268)

Note 4 – Loans

Loans were as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$68,084	$71,216
Commercial Real Estate: Construction	81,815	101,471
Farmland	85,634	90,958
Other	384,718	423,844
Residential Real Estate: Multi-family	59,867	60,410
1-4 Family	310,626	337,350
Consumer	22,898	26,011
Agriculture	26,251	23,770
Other	1,016	993
Subtotal	1,040,909	1,136,023
Less: Allowance for loan losses	(51,594)	(52,579)
Loans, net	$989,315	$1,083,444

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 and 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2012:
Beginning balance	$4,082	$32,982	$15,720	$812	$345	$12	$53,953
Provision for loan losses	(78)	1,003	2,696	97	282	–	4,000
Loans charged off	(210)	(2,944)	(2,862)	(135)	(287)	–	(6,438)
Recoveries	17	8	33	18	3	–	79
Ending balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594

June 30, 2011:
Beginning balance	$1,974	$23,396	$7,451	$631	$139	$8	$33,599
Provision for loan losses	2,538	7,964	3,089	96	12	1	13,700
Loans charged off	(1,856)	(5,353)	(1,259)	(120)	(8)	–	(8,596)
Recoveries	12	14	(21)	9	–	–	14
Ending balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 and 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	11	1,775	5,202	321	443	(2)	7,750
Loans charged off	(466)	(3,863)	(3,891)	(372)	(428)	–	(9,020)
Recoveries	59	113	59	51	3	–	285
Ending balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594

June 30, 2011:
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	2,432	11,421	4,707	218	17	5	18,800
Loans charged off	(1,935)	(9,494)	(2,693)	(333)	(8)	–	(14,463)
Recoveries	24	19	22	30	–	–	95
Ending balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$4,626	$994	$—	$—	$—	$5,620
Collectively evaluated for impairment	3,811	26,423	14,593	792	343	12	45,974
Total ending allowance balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594

Loans:
Loans individually evaluated for impairment	$6,779	$115,045	$52,376	$331	$586	$533	$175,650
Loans collectively evaluated for impairment	61,305	437,122	318,117	22,567	25,665	483	865,259
Total ending loans balance	$68,084	$552,167	$370,493	$22,898	$26,251	$1,016	$1,040,909

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and six months ended June 30, 2012:

				Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$6,899	$6,779	$—	$7,004	$52	$6,346	$87	$19
Commercial real estate:
Construction	8,882	8,580	—	8,633	59	8,998	122	2
Farmland	6,477	6,477	—	6,039	10	5,408	24	7
Other	35,192	34,460	—	30,299	124	28,408	370	3
Residential real estate:
Multi-family	10,756	10,756	—	11,759	55	8,807	141	—
1-4 Family	32,029	31,412	—	31,487	206	24,586	379	27
Consumer	338	331	—	365	2	243	3	1
Agriculture	701	586	—	548	—	576	—	—
Other	533	533	—	535	5	536	9	—
With An Allowance Recorded:
Commercial real estate:
Construction	14,561	11,812	1,212	13,397	28	13,291	75	—
Farmland	4,394	4,193	831	4,188	—	4,770	—	—
Other	52,387	49,523	2,583	57,347	95	57,952	491	76
Residential real estate:
Multi-family	—	—	—	706	—	942	—	—
1-4 Family	11,946	10,208	994	11,698	25	12,048	50	—
Consumer	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Total	$185,095	$175,650	$5,620	$184,005	$661	$172,911	$1,751	$135

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$3,997	$3,954	$—	$3,489	$146	$48
Commercial real estate:
Construction	8,381	8,288	—	9,635	57	4
Farmland	4,230	4,146	—	2,403	36	36
Other	26,590	26,068	—	19,606	459	99
Residential real estate:
Multi-family	2,904	2,904	—	1,029	35	—
1-4 Family	10,883	10,784	—	6,805	296	3
Consumer	—	—	—	—	—	—
Agriculture	637	631	—	253	5	5
Other	540	540	—	108	—	—
With An Allowance Recorded:
Commercial	1,078	1,078	237	1,125	69	69
Commercial real estate:
Construction	15,915	13,079	1,941	4,039	93	—
Farmland	6,375	5,934	532	6,302	322	—
Other	64,984	59,431	2,808	29,091	609	148
Residential real estate:
Multi-family	1,891	1,412	487	1,795	115	—
1-4 Family	15,342	12,478	568	9,651	352	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	$163,747	$150,727	$6,573	$95,331	$2,594	$412

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2012 and December 31, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2012
Commercial
Rate reduction	$1,217	$—	$1,217
Principal deferral	891	—	891
Interest only payments	—	1,019	1,019
Commercial Real Estate:
Construction
Rate reduction	10,787	3,600	14,387
Interest only payments	152	—	152
Farmland
Rate reduction	—	135	135
Principal deferral	738	3,893	4,631
Other
Rate reduction	37,056	21,452	58,508
Principal deferral	1,196	—	1,196
Interest only payments	2,463	2,174	4,637
Residential Real Estate:
Multi-family
Rate reduction	8,672	—	8,672
Interest only payments	656	—	656
1-4 Family
Rate reduction	20,707	4,676	25,383
Principal deferral	—	799	799
Other
Rate reduction	533	—	533
Total TDRs	$85,068	$37,748	$122,816

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Principal deferral	898	—	898
Commercial Real Estate:
Construction
Rate reduction	11,155	3,767	14,922
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	5,101	5,847
Other
Rate reduction	42,946	20,446	63,392
Interest only payments	1,288	—	1,288
Residential Real Estate:
Multi-family
Rate reduction	2,247	1,413	3,660
Interest only payments	656	—	656
1-4 Family
Rate reduction	12,255	7,176	19,431
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$74,144	$39,554	$113,698

At June 30, 2012, and December 31, 2011, 69% and 65%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $11.2 million and $10.6 million in reserves to customers whose loan terms have been modified in TDRs as of June 30, 2012, and December 31, 2011, respectively.  The Company has committed to lend additional amounts totaling $349,000 and $317,000 as of June 30, 2012, and December 31, 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended June 30, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2012
Commercial Real Estate:
Construction
Interest only payments	$152	$—	$152
Other
Rate reduction	8,152	—	8,152
Principal deferral	1,196	—	1,196
Interest only payments	2,462	—	2,462
Residential Real Estate:
1-4 Family
Rate reduction	3,086	—	3,086
Principal deferral	—	573	573
Total TDRs	$15,048	$573	$15,621

As of June 30, 2012, 96% of the Company’s TDRs that occurred during the three months ended June 30, 2012, were performing in accordance with their modified terms.  The Company has allocated $1.3 million in reserves to customers whose loan terms have been modified during the three months ended June 30, 2012. For modifications occurring during the three month period ended June 30, 2012, the post- modification balances approximate the pre-modification balances.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the six months ended June 30, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2012
Commercial
Interest only payments	$—	$1,019	$1,019
Commercial Real Estate:
Construction
Interest only payments	152	—	152
Other
Rate reduction	11,302	—	11,302
Principal deferral	1,196	—	1,196
Interest only payments	2,462	2,174	4,636
Residential Real Estate:
Multi-family
Rate reduction	8,386	—	8,386
1-4 Family
Rate reduction	8,470	—	8,470
Principal deferral	—	573	573
Total TDRs	$31,968	$3,766	$35,734

As of June 30, 2012, 89% of the Company’s TDRs that occurred during the first six months of 2012 were performing in accordance with their modified terms.  The Company has allocated $2.6 million in reserves to customers whose loan terms have been modified during the first six months of 2012. For modifications occurring during the six month period ended June 30, 2012, the post- modification balances approximate the pre-modification balances.

During the first six months of 2012, approximately $7.9 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $6.3 million in commercial real estate loans, $1.0 million in commercial loans, and $622,000 in 1-4 family residential real estate loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2012, and December 31, 2011:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)

Commercial	$2,663	$2,903	$48	$109
Commercial Real Estate:
Construction	9,454	13,564	—	—
Farmland	9,932	9,152	—	26
Other	36,409	35,154	—	918
Residential Real Estate:
Multi-family	1,428	2,921	—	—
1-4 Family	20,913	27,375	39	265
Consumer	268	320	1	—
Agriculture	586	631	—	32
Other	—	—	—	—
Total	$81,653	$92,020	$88	$1,350

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2012
Commercial	$97	$545	$48	$2,663	$3,353
Commercial Real Estate:
Construction	76	176	—	9,454	9,706
Farmland	1,263	1,068	—	9,932	12,263
Other	1,596	44	—	36,409	38,049
Residential Real Estate:
Multi-family	—	442	—	1,428	1,870
1-4 Family	3,227	1,912	39	20,913	26,091
Consumer	369	154	1	268	792
Agriculture	75	67	—	586	728
Other	—	—	—	—	—
Total	$6,703	$4,408	$88	$81,653	$92,852

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2011
Commercial	$2,792	$91	$109	$2,903	$5,895
Commercial Real Estate:
Construction	20	—	—	13,564	13,584
Farmland	1,353	305	26	9,152	10,836
Other	4,555	756	918	35,154	41,383
Residential Real Estate:
Multi-family	442	135	—	2,921	3,498
1-4 Family	7,568	2,511	265	27,375	37,719
Consumer	593	149	—	320	1,062
Agriculture	23	—	32	631	686
Other	—	—	—	—	—
Total	$17,346	$3,947	$1,350	$92,020	$114,663

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of June 30, 2012, and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2012
Commercial	$46,405	$11,008	$3,620	$6,976	$75	$68,084
Commercial Real Estate:
Construction	32,185	15,750	11,177	22,703	—	81,815
Farmland	55,035	11,534	2,233	16,832	—	85,634
Other	166,343	72,802	48,629	96,310	634	384,718
Residential Real Estate:
Multi-family	32,969	7,600	1,640	17,658	—	59,867
1-4 Family	198,371	43,058	6,243	62,795	159	310,626
Consumer	20,463	1,235	87	1,050	63	22,898
Agriculture	23,128	1,122	1,277	724	—	26,251
Other	483	533	—	—	—	1,016
Total	$575,382	$164,642	$74,906	$225,048	$931	$1,040,909

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2011
Commercial	$53,223	$9,357	$3,237	$5,300	$99	$71,216
Commercial Real Estate:
Construction	45,407	13,132	7,777	35,155	—	101,471
Farmland	69,881	4,955	2,688	13,236	199	90,959
Other	213,406	80,149	30,787	99,502	—	423,844
Residential Real Estate:
Multi-family	37,807	4,619	2,100	15,884	—	60,410
1-4 Family	247,422	28,734	2,276	58,891	26	337,349
Consumer	23,721	1,418	43	762	67	26,011
Agriculture	22,502	343	14	911	—	23,770
Other	453	540	—	—	—	993
Total	$713,822	$143,247	$48,922	$229,641	$391	$1,136,023

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

For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  We obtain updated appraisals each year on the anniversary date of ownership unless a sale is imminent.  We continue to explore opportunities to bulk sell OREO. While the ultimate outcome of a transaction is uncertain, we determined in 2011 that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties downward through additional provision of a valuation allowance to reflect a more aggressive disposition strategy. These properties are primarily single and multi-family residential land development properties. The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Commercial Real Estate:
Construction	$27,760	$32,538
Farmland	285	744
Other	18,741	6,620
Residential Real Estate:
1-4 Family	9,303	3,214
	56,089	43,116
Valuation allowance	(1,724)	(1,667)
	$54,365	$41,449

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,682	$700	$1,667	$700
Provision to allowance	350	14,951	830	15,437
Write-downs	(308)	(5,008)	(773)	(5,494)
Ending balance	$1,724	$10,643	$1,724	$10,643

Net activity relating to other real estate owned during the six months ended June 30, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$41,449	$67,635
Real estate acquired	28,126	15,261
Valuation adjustments	(830)	(15,437)
Improvements	1	1,420
Loss on sale	(948)	(6,876)
Proceeds from sale of properties	(13,433)	(12,090)
OREO as of June 30	$54,365	$49,913

Expenses related to other real estate owned include:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Net loss on sales	$546	$6,485	$948	$6,876
Provision to allowance	350	14,951	830	15,437
Operating expense	309	673	684	1,163
Total	$1,205	$22,109	$2,462	$23,476

Note 6 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2012 through 2033, averaging 3.27% for 2012	$6,398	$7,116

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans.  The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2012, our additional borrowing capacity with the FHLB was $45.9 million. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, amount other things exercise its right to deny a funding request, at its discretion.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the date of the appraisal of the collateral predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of six to ten percent.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned.  In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of fair value based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser.  We obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our OREO. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate to 25% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of six to ten percent.

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

Financial assets measured at fair value on a recurring basis at June 30, 2012 are summarized below:

		Fair Value Measurements at June 30, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$6,245	$—	$6,245	$—
Agency mortgage-backed: residential	126,104	—	126,104	—
State and municipal	51,456	—	51,456	—
Corporate bonds	7,778		7,778	—
Other debt securities	606			606
Equity securities	1,902	1,902		—
Total	$194,091	$1,902	$191,583	$606

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2012 and 2011:

	State and Municipal Securities		Other Debt Securities
	2012	2011	2012	2011
	(in thousands)
Balances of recurring Level 3 assets at January 1	$1,173	$—	$606	$572
Total gains for the period:
Included in other comprehensive income	—	—	—	22
Sales	(1,173)	—	—	—
Balance of recurring Level 3 assets at June 30	$—	$—	$606	$594

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

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 10.5% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis June 30, 2012 are summarized below:

		Fair Value Measurements at June 30, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$3,027	$—	$—	$3,027
Commercial real estate:
Construction	10,600	—	—	10,600
Farmland	3,362	—	—	3,362
Other	46,940	—	—	46,940
Residential Real Estate
1-4 Family	9,214	—	—	9,214
Other real estate owned, net:
Commercial real estate:
Construction	26,907	—	—	26,907
Farmland	276	—	—	276
Other	18,165	—	—	18,165
Residential real estate:
Multi-family	34	—	—	34
1-4 Family	8,983	—	—	8,983

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $78.8 million, with a valuation allowance of $5.6 million, at June 30, 2012, resulting in an additional provision for loan losses of $689,000 for the six months ended June 30, 2012.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $54.4 million as of June 30, 2012, compared with $49.9 million at June 30, 2011.  Write-downs of $830,000 and $15.4 million were recorded on other real estate owned for the first six months of 2012 and 2011, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$3,027	Income approach	Capitalization rate	14% - 37% (26%)

Impaired loans – Commercial real estate	$60,902	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (17%)

Impaired loans – Residential real estate	$9,214	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 38% (19%)

Other real estate owned – Commercial real estate	$45,348	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 38% (18%)
		Income approach	Discount or capitalization rate	9% - 16% (11%)
			Accelerated sales strategy	33% - 50% (45%)

Other real estate owned – Residential real estate	$9,017	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 32% (9%)

Financial assets measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$11,643	$—	$11,643	$—
Agency mortgage-backed	99,475	—	99,475	—
State and municipal	38,062	—	36,889	1,173
Corporate bonds	7,332	—	7,332	—
Other debt securities	606	—	—	606
Equity securities	1,715	1,715	—	—
Total	$158,833	$1,715	$155,339	$1,779

Financial assets measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$841	$—	$—	$841
Commercial real estate:
Construction	11,138	—	—	11,138
Farmland	5,402	—	—	5,402
Other	56,623	—	—	56,623
Residential real estate:
Multi-family	925	—	—	925
1-4 Family	11,910	—	—	11,190
Other real estate owned, net:
Commercial real estate:
Construction	31,280	—	—	31,280
Farmland	715	—	—	715
Other	6,364	—	—	6,364
Residential real estate:
1-4 Family	3,090	—	—	3,090

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $73.9 million with a valuation allowance of $5.6 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $41.4 million as of December 31, 2011.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$36,361	$31,724	$4,637	$—	$36,361
Securities available for sale	194,091	1,902	191,583	606	194,091
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	383	—	383	—	383
Loans, net	989,315	—	—	992,105	992,105
Accrued interest receivable	5,573	—	1,179	4,394	5,573
Financial liabilities
Deposits	$1,204,722	$112,797	$1,098,688	$—	$1,211,485
Securities sold under agreements to repurchase	2,501	—	2,501	—	2,501
Federal Home Loan Bank advances	6,398	—	6,402	—	6,402
Subordinated capital notes	7,200	—	—	6,713	6,713
Junior subordinated debentures	25,000	—	—	19,628	19,628
Accrued interest payable	1,890	—	1,352	538	1,890

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$105,962	$105,962
Securities available for sale	158,833	158,833
Federal Home Loan Bank stock	10,072	N/A
Mortgage loans held for sale	694	694
Loans, net	1,083,444	1,093,456
Accrued interest receivable	6,682	6,682
Financial liabilities
Deposits	$1,323,763	$1,332,133
Securities sold under agreements to repurchase	1,738	1,738
Federal Home Loan Bank advances	7,116	7,015
Subordinated capital notes	7,650	7,110
Junior subordinated debentures	25,000	19,765
Accrued interest payable	1,732	1,732

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents
The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Noninterest bearing deposits are Level 1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

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

Note 8 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$18,058	$18,403
Other real estate owned write-down	8,984	12,905
Net operating loss carry-forward	6,285	2,470
New market tax credit carry-forward	243	208
Alternative minimum tax credit carry-forward	692	685
Net assets from acquisitions	568	543
Other than temporary impairment on securities	374	374
Amortization of non-compete agreements	23	27
Other	669	827
	35,896	36,442
Deferred tax liabilities:
Fixed assets	399	445
Net unrealized gain on securities available for sale	1,537	2,242
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	97	103
Other	613	659
	3,922	4,725
Net deferred tax assets before valuation allowance	31,974	31,717
Valuation allowance	(31,974)	(31,717)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our estimated tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the six months ended June 30, 2012 or the year ended December 31, 2011 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 9 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards.    As of June 30, 2012, the Company had granted 85,767 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over five to ten years. The Company has 210,212 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

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

On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. Shares issued under the amended plan vest semi-annually on the anniversary date of the grant over three years.

To date, the Company has issued 96,610 unvested shares to non-employee directors. At June 30, 2012, 295,712 shares remain available for issue under this plan.

The fair value of the 2012 unvested shares issued to certain employees was $38,000, or $1.78 per weighted-average share. The fair value of the 2012 unvested shares issued to non-employee directors was $155,000, or $1.65 per share. The Company recorded $215,000 and $234,000 of stock-based compensation during the first six months of 2012 and 2011, respectively, to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $0 and $82,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Six Months Ended June 30, 2012		Twelve Months Ended December 31, 2011
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	100,226	$13.21	157,697	$13.43
Granted	115,095	1.67	2,800	5.36
Vested	(28,249)	12.91	(35,836)	13.00
Forfeited	(4,695)	15.71	(24,435)	14.04
Outstanding, ending	182,377	$5.91	100,226	$13.21

As of June 30, 2012, all stock options issued to non-employee directors had expired and none were exercised during their grant term. When granted, stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Six Months Ended June 30, 2012		Twelve Months Ended December 31, 2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, beginning	29,530	$19.88	86,469	$20.72
Forfeited	—	—	(9,557)	19.49
Expired	(29,530)	$19.88	(47,382)	21.49
Outstanding, ending	—	—	29,530	$19.88

No options were exercised during the first six months of 2012.  The Company recorded no stock option compensation expense during the six months ended June 30, 2012.  No options were modified during the period.  As of June 30, 2012, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2012 and beyond are estimated as follows (in thousands):

July 2012 – December 2012	$241
2013	400
2014	290
2015	135
2016 & thereafter	32

Note 10 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)

Net income (loss)	$151	$(39,989)	$1,653	$(39,190)
Less: Preferred stock dividends	438	437	875	875
Accretion of Series A preferred stock discount	45	44	90	88
Earnings (loss) allocated to unvested shares	(4)	(403)	8	(454)
Earnings (loss) allocated to Series C preferred	(9)	(1,107)	19	(1,098)
Net income (loss) allocated to common shareholders, basic and diluted	$(319)	$(38,960)	$661	$(38,601)
Basic
Weighted average common shares including unvested common shares outstanding	12,195,232	12,172,864	12,175,850	12,175,852
Less: Weighted average unvested common shares	129,182	121,314	141,301	137,712
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,893
Weighted average common shares outstanding	11,733,156	11,718,656	11,701,655	11,705,247

Basic earnings (loss) per common share	$(0.03)	$(3.33)	$0.06	$(3.30)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—
Weighted average common shares and potential common shares	11,733,156	11,718,656	11,701,655	11,705,247
Diluted earnings (loss) per common share	$(0.03)	$(3.33)	$0.06	$(3.30)

Stock options for 56,161 shares of common stock for 2011 were not considered in computing diluted earnings per common share because they were anti-dilutive.  The Company had no outstanding stock options at June 30, 2012.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2012 and 2011 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at June 30, 2012 and 2011, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

				June 30, 2012		December 31, 2011
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	9.95%	9.72%	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	11.94	11.71	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	7.56	7.38	6.53	6.23

At June 30, 2012, PBI Bank’s Tier 1 leverage ratio was 7.38% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio was 11.71% which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements can result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

In a letter dated November 28, 2011, that was filed as an exhibit to its 13D amendment, CGI was critical of the Oversight Committee’s investigation and restated its belief the Company’s balance sheet was overstated.  CGI called upon the independent directors to correct the balance sheet, replace the management team and raise capital.  On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act.  The Company is providing records to CGI in accordance with Kentucky law.

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

The Company reported net income of $151,000 and $1.7 million, respectively, for the three and six months ended June 30, 2012, compared with net loss of $40.0 million and $39.2 million, respectively, for the same periods of 2011.  After deductions for dividends on preferred stock, accretion on preferred stock, and earnings/loss allocated to participating securities, net loss to common shareholders was $319,000 for the three months ended June 30, 2012, and net income to common shareholders was $661,000 for the six months ended June 30, 2012, compared with net loss to common shareholders of $39.0 million and $38.6 million, respectively, for the three and six months ended June 30, 2011. The 2011 results were negatively impacted by a non-recurring 100% goodwill impairment charge of $23.8 million, and higher provision for loan losses and OREO expense.

Basic and diluted income (loss)  per common share were ($0.03) and $0.06 for the three and six months ended June 30, 2012, respectively, compared with basic and diluted loss per common share of ($3.33) and ($3.30) for the three and six months ended June 30, 2011, respectively.

Significant developments during the quarter and six months ended June 30, 2012 consist of the following:

●
Net interest margin decreased 10 basis points to 3.40% in the first six months of 2012 compared with 3.50% in the first six months of 2011. The decrease in margin between periods was primarily due to lower interest earning assets coupled with lower rates on those assets and elevated non-accrual loan levels. Average loans decreased 14.1% to $1.1 billion in the first six months of 2012 compared with $1.3 billion in the first six months of 2011.  Net loans decreased 18.3% to $989 million at June 30 2012, compared with $1.21 billion at June 30, 2011.

●
We continue to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $81.8 million, or 68% of total risk-based capital, at June 30, 2012 compared to $101.5 million, or 85% of total risk-based capital, at December 31, 2011.  Non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group totaled $376.6 million, or 313% of total risk-based capital, at June 30, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

●
Loan proceeds received from the reduction of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 16.1% to $1.20 billion compared with $1.44 billion at June 30, 2011. Certificate of deposit balances declined $114.8 million during the first six months of 2012 to $909.5 million at June 30, 2012, from $1.02 billion at December 31, 2011. Demand deposits increased 1.5% during the first six months of 2012 compared with the fourth quarter of 2011, and increased 9.7% compared with the first six months of 2011.

●
Non-performing loans decreased $11.6 million during the first six months of 2012 to $81.7 million at June 30, 2012, compared with $93.4 million at December 31, 2011. The decrease was primarily in the commercial and residential real estate segments of our portfolio.

●
Loans past due 30-59 days decreased from $17.3 million at December 31, 2011 to $6.7 million at June 30, 2012.  Loans past due 60-89 days increased from $3.9 million at December 31, 2011 to $4.4 million at June 30, 2012.  The net decrease in loan past dues 30-89 days was primarily in the 1-4 family residential real estate, commercial real estate, and commercial segments of the portfolio.

●
Foreclosed properties at June 30, 2012 increased to $54.4 million compared with $35.6 million at March 31, 2012, and $49.9 million at June 30, 2011.  The Company acquired $23.9 million of OREO and sold $4.8 million of OREO during the second quarter of 2012. Our ratio of non-performing assets to total assets increased to 10.2% at June 30, 2012, compared with 6.65% at June 30, 2011.

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

Recent Developments and Future Plans

During the first six months of 2012, we reported net income available to common shareholders of $661,000.  This was an improvement from our 2011 results.  During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was primarily attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets, as well as provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011.  As of June 30, 2012, these capital ratios were not met.

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

●
Continuing with succession planning and add resources to management team.  On March 29, 2012, the Board of Directors announced that it had formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank. On July 19, 2012, we reported that the Company had successfully filled this key position.

●	Addressing other real estate owned.
o
In 2011, management determined, with the concurrence of the Board of Directors, that certain properties held in OREO were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts. It became apparent due to weakness in the economy and softness in demand for housing that certain land development and residential condominium projects would require extended holding periods to sell the properties at recent appraised values.  Accordingly, management determined to market these properties more aggressively to retail and bulk buyers. In June 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million.

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

o
In summary, for the years ended December 31, 2011 and 2010 respectively, we recorded net construction and development OREO fair value adjustments and loss on sale of OREO totaling $38.7 million and $10.4 million. This represents approximately 89% and 71% of our total OREO fair value adjustments and loss on sale in 2011 and 2010, respectively.

o
For the first six months of 2012, we recorded net construction and development OREO fair value adjustments and loss on sale of construction and development OREO of $280,000.  This represents approximately 16% of our total OREO fair value adjustments and loss on sale of OREO in the first six months of 2012.

●	We are committed to reducing loan concentrations and balance sheet risk.
o
We recorded net construction and development loan charge-offs totaling $1.3 million during the first six months of 2012.  This represented approximately 15% of our total net loan charge-offs for the first six months of 2012.  We recorded net construction and development loan charge-offs totaling $11.0 million and $11.4 million in for the years ended December 31, 2011 and 2010, respectively.  This represented approximately 27% and 51% of our total net loan charge-offs in 2011 and 2010, respectively.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were in compliance at June 30, 2012 with construction and development loans representing 68% of total risk-based capital.  These loans totaled $81.8 million, or 68% of total risk-based capital, at June 30, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk-based capital. We were not in compliance at June 30, 2012 with non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group representing 313% of total risk-based capital.  These loans totaled $376.6 million, or 313% of total risk-based capital, at June 30, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $81.8 million at June 30, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $234.9 million at June 30, 2012.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2012, compared with the same period of 2011:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)

Gross interest income	$14,812	$19,198	$(4,386)	(22.8)%
Gross interest expense	4,017	5,757	(1,740)	(30.2)
Net interest income	10,795	13,441	(2,646)	(19.7)
Provision for loan losses	4,000	13,700	(9,700)	(70.8)
Non-interest income	3,018	2,865	153	5.3
Non-interest expense	9,662	54,759	(45,097)	(82.4)
Net income (loss) before taxes	151	(52,153)	52,304	(100.3)
Income tax expense (benefit)	—	(12,164)	12,164	(100.0)
Net income (loss)	151	(39,989)	40,140	(100.4)

Net income for the three months ended June 30, 2012 increased $40.1 million to $151,000 compared with net loss of $40.0 million for the comparable period of 2011.  Second quarter 2011 results were negatively impacted by a non-recurring 100% goodwill impairment charge of $23.8 million. OREO expense decreased $20.9 million from the 2011 second quarter due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense. Provision for loan losses expense decreased $9.7 million in the second quarter of 2012 compared with the same period in 2011 primarily as the result of lower net charge-offs and a decrease of $208.9 million in outstanding loan balances between periods. These decreases were partially off-set by a $55.3 million increase in internal loan downgrades between periods. Additionally, gain on sales of investment securities was $1.5 million for the second quarter of 2012 compared with $1.0 million in the second quarter of 2011. These improvements were partially offset by a decrease of $2.6 million in net interest income from the 2011 second quarter due to a 10 basis point decline in net interest margin.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2012 compared with the same period of 2011:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)

Gross interest income	$30,567	$38,814	$(8,247)	(21.2)%
Gross interest expense	8,318	11,605	(3,287)	(28.3)
Net interest income	22,249	27,209	(4,960)	(18.2)
Provision for credit losses	7,750	18,800	(11,050)	(58.8)
Non-interest income	6,463	4,652	1,811	38.9
Non-interest expense	19,309	64,154	(44,845)	(69.9)
Net income (loss) before taxes	1,653	(51,093)	52,746	(103.2)
Income tax expense (benefit)	—	(11,903)	11,903	(100.0)
Net income (loss)	1,653	(39,190)	40,843	(104.2)

Net income of $1.7 million for the six months ended June 30, 2012, was an increase in earnings of $40.8 million from net loss of $39.2 million for the comparable period of 2011.  A non-recurring 100% goodwill impairment charge of $23.8 million was recorded during the first half of 2011. OREO expense decreased $21.0 million from the first half of 2011 due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense. Provision for loan losses expense decreased $11.1 million in the first six months of 2012 compared with the same period in 2011 primarily as the result of lower net charge-offs and a decrease of $208.9 million in outstanding loan balances between periods. These decreases were partially off-set by a $55.3 million increase in internal loan downgrades between periods. Additionally, gain on sales of investment securities was $3.5 million for the first six months of 2012 compared with $1.1 million for the first six months of 2011. These improvements were partially offset by a decrease of $5.0 million in net interest income from the first six months of 2011 due to a 10 basis point decline in net interest margin.

Net Interest Income – Our net interest income was $10.8 million for the three months ended June 30, 2012, a decrease of $2.6 million, or 19.7%, compared with $13.4 million for the same period in 2011.  Net interest spread and margin were 3.20% and 3.35%, respectively, for the second quarter of 2012, compared with 3.30% and 3.45%, respectively, for the second quarter of 2011. Net interest income was $22.2 million for the six months ended June 30, 2012, a decrease of $5.0 million, or 18.2%, compared with $27.2 million for the same period of 2011.  Net interest spread and margin were 3.25% and 3.40%, respectively, for the first six months of 2012, compared with 3.34% and 3.50%, respectively, for the first six months of 2011. Net average non-accrual loans were $90.9 million and $63.9 million in the first six months of 2012 and 2011, respectively.

Average loans receivable declined approximately $189.7 million for the quarter ended June 30, 2012 compared with the second quarter of 2011.  This resulted in a decline in interest revenue of approximately $3.9 million for the quarter ended June 30, 2012 compared with the prior year period.  Average loans receivable declined approximately $180.6 million for the six months ended June 30, 2012 compared with the first six months of 2011.  This resulted in a decline in interest revenue of approximately $7.5 million for the six months ended June 30, 2012 compared with the prior year period.  This decline in loan volume is attributable to soft loan demand in our markets as well as our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio.

Net interest margin decreased 10 basis points from our margin of 3.45% in the prior year second quarter.  The yield on earning assets declined 32 basis points from the second quarter of 2011, compared with a 22 basis point decline in rates paid on interest-bearing liabilities. Net interest margin for the first six months of 2012 decreased 10 basis points from our margin of 3.50% in the first half of 2011 due primarily to lower average earning assets relative to average interest bearing liabilities. The yield on earning assets declined 31 basis points from the first six months of 2011, compared with a 22 basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the second quarter of 2012 decreased 10 basis points from our margin of 3.45% in the first quarter of 2012 due primarily to lower average loan receivables and lower yield on loans, coupled with lower yield on investment securities. Average loan receivables declined $40.7 million from the first quarter of 2012 due to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio and increased foreclosures. Yield on loans was adversely affected by an increase in interest foregone on non-accrual loans. Interest foregone on non-accrual loans totaled $1.3 million in the second quarter of 2012, compared with $790,000 in the first quarter of 2012. The decrease in yield on investment securities was the result of reinvestment of scheduled principal and interest payment proceeds and securities sales proceeds at lower rates. Yield on average earning assets for the second quarter of 2012 decreased 14 basis points from 4.73% in the first quarter of 2012, compared with a 4 basis points decrease in rates paid on interest-bearing liabilities from 1.43% in the first quarter of 2012.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,078,497	$13,689	5.10%	$1,268,196	$17,589	5.56%
Securities
Taxable	149,482	783	2.11	120,738	1,126	3.74
Tax-exempt (3)	22,977	196	5.28	27,722	268	5.97
FHLB stock	10,072	107	4.27	10,072	112	4.46
Other equity securities	1,359	14	4.14	1,400	13	3.72
Federal funds sold and other	45,133	23	0.20	152,057	90	0.24

Total interest-earning assets	1,307,520	14,812	4.59%	1,580,185	19,198	4.91%

Less: Allowance for loan losses	(53,546)			(34,287)
Non-interest earning assets	109,366			162,655

Total assets	$1,363,340			$1,708,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$930,012	$3,517	1.52%	$1,159,610	$4,802	1.66%
NOW and money market deposits	149,174	169	0.46	172,300	408	0.95
Savings accounts	39,181	40	0.41	37,338	62	0.67
Repurchase agreements	2,121	2	0.38	11,169	118	4.24
FHLB advances	6,538	54	3.32	18,015	139	3.09
Junior subordinated debentures	32,421	235	2.92	33,325	228	2.74

Total interest-bearing liabilities	1,159,447	4,017	1.39%	1,431,757	5,757	1.61%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,914			104,211
Other liabilities	6,992			5,983

Total liabilities	1,279,353			1,541,951
Stockholders’ equity	83,987			166,602

Total liabilities and stockholders’ equity	$1,363,340			$1,708,553

Net interest income		$10,795			$13,441

Net interest spread			3.20%			3.30%

Net interest margin			3.35%			3.45%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the six month periods ended June 30, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,098,839	$28,201	5.16%	$1,279,461	$35,699	5.63%
Securities
Taxable	137,492	1,609	2.35	116,340	2,155	3.74
Tax-exempt (3)	25,040	446	5.51	27,373	528	5.98
FHLB stock	10,072	221	4.41	10,072	226	4.52
Other equity securities	1,359	29	4.29	1,400	26	3.75
Federal funds sold and other	56,397	61	0.22	151,196	180	0.24

Total interest-earning assets	1,329,199	30,567	4.66%	1,585,842	38,814	4.97%

Less: Allowance for loan losses	(53,220)			(34,260)
Non-interest earning assets	111,994			171,739

Total assets	$1,387,973			$1,723,321

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$953,230	$7,289	1.54%	$1,163,201	$9,677	1.68%
NOW and money market deposits	151,136	355	0.47	172,189	832	0.97
Savings accounts	38,133	82	0.43	36,766	123	0.67
Repurchase agreements	1,897	4	0.42	11,257	236	4.23
FHLB advances	6,722	111	3.32	16,379	281	3.46
Junior subordinated debentures	32,533	477	2.95	33,437	456	2.75

Total interest-bearing liabilities	1,183,651	8,318	1.41%	1,433,229	11,605	1.63%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,785			105,148
Other liabilities	7,214			6,417

Total liabilities	1,303,650			1,544,794
Stockholders’ equity	84,323			178,527

Total liabilities and stockholders’ equity	$1,387,973			$1,723,321

Net interest income		$22,249			$27,209

Net interest spread			3.25%			3.34%

Net interest margin			3.40%			3.50%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2012 vs. 2011			Six Months Ended June 30, 2012 vs. 2011
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:

Loan receivables	$(1,411)	$(2,489)	$(3,900)	$(2,716)	$(4,782)	$(7,498)
Securities	(614)	199	(415)	(946)	318	(628)
FHLB stock	(5)	—	(5)	(5)	—	(5)
Other equity securities	1	—	1	4	(1)	3
Federal funds sold and other	(11)	(56)	(67)	(15)	(104)	(119)

Total decrease in interest income	(2,040)	(2,346)	(4,386)	(3,678)	(4,569)	(8,247)

Interest-bearing liabilities:

Certificates of deposit and other time deposits	(392)	(893)	(1,285)	(738)	(1,650)	(2,388)
NOW and money market accounts	(190)	(49)	(239)	(385)	(92)	(477)
Savings accounts	(25)	3	(22)	(46)	5	(41)
Federal funds purchased and repurchased agreements	(61)	(55)	(116)	(121)	(111)	(232)
FHLB advances	9	(94)	(85)	(11)	(159)	(170)
Junior subordinated debentures	13	(6)	7	33	(12)	21

Total decrease in interest expense	(646)	(1,094)	(1,740)	(1,268)	(2,019)	(3,287)

Increase (decrease) in net interest income	$(1,394)	$(1,252)	$(2,646)	$(2,410)	$(2,550)	$(4,960)

 Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Service charges on deposit accounts	$556	$659	$1,110	$1,289
Income from fiduciary activities	291	246	542	501
Secondary market brokerage fees	31	76	48	152
Title insurance commissions	11	22	33	53
Gains on sales of loans originated for sale	77	320	122	541
Gains on sales of investment securities, net	1,511	1,025	3,530	1,108
Other	541	517	1,078	1,008
Total non-interest income	$3,018	$2,865	$6,463	$4,652

Non-interest income for the second quarter ended June 30, 2012 increased $153,000, or 5.3%, compared with the second quarter of 2011.  For the six months ended June 30, 2011, non-interest income increased by $1.8 million to $6.5 million compared with $4.7 million for the same period of 2011. The increase in non-interest income for the second quarter and six months ended June 30, 2012 was primarily due to increased gains on sales of investment securities, partially offset by lower service charges on deposit accounts due to lower transaction volume, and lower gains on sales of loans originated for sale due to fewer loans guaranteed by the USDA or SBA originated for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2011	2011	2011
	(in thousands)
Salary and employee benefits	$3,982	$4,180	$8,294	$8,304
Occupancy and equipment	969	981	1,855	1,953
Goodwill impairment charge	—	23,794	—	23,794
Other real estate owned expense	1,205	22,109	2,462	23,476
FDIC insurance	832	855	1,705	1,710
State franchise tax	592	582	1,184	1,164
Loan collection expense	586	925	946	1,187
Professional fees	567	354	923	634
Communications	168	165	348	333
Postage and delivery	109	128	231	251
Office supplies	68	69	178	180
Advertising	28	87	61	189
Other	556	530	1,122	979
Total non-interest expense	$9,662	$54,759	$19,309	$64,154

Non-interest expense for the second quarter ended June 30, 2012 decreased $45.1 million, or 82.4%, compared with the second quarter of 2011. For the six months ended June 30, 2012, non-interest expense decreased $44.8 million, or 69.9%, to $19.3 million compared with $64.2 million for the first six months of 2011. The decreases in non-interest expense for the second quarter and six months ended June 30, 2012, were primarily attributable to decreased other real estate owned expense due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense. Additionally, second quarter 2011 non-interest expense included a non-recurring 100% goodwill impairment charge of $23.8 million. These improvements were partially off-set by higher professional fees due primarily to increased audit and accounting fees, and loan review fees.

Income Tax Expense – Income tax benefit was $12.2 million and $11.9 million, or 23.3% of pre-tax loss, for the three and six months ended June 30, 2011, respectively. No income taxes were recorded for the first six months of 2012. The income tax effect on net income before taxes for the six months ended June 30, 2012, decreased our deferred tax assets and related valuation allowance by $384,000. See Footnote 8, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(dollars in thousands)

Federal statutory rate times financial statement income	$53	$(18,254)	$579	$(17,883)
Effect of:
Net operating loss carry-forward	35	—	(384)	—
Tax-exempt income	(70)	(94)	(159)	(185)
Goodwill impairment charge	—	6,169	—	6,169
Non-taxable life insurance income	(26)	(25)	(52)	(49)
Vesting of restricted stock	—	26	—	26
Federal tax credits	—	(12)	—	(23)
Other, net	8	26	16	42
Total	$—	$(12,164)	$—	$(11,903)

Analysis of Financial Condition

Total assets decreased $120.6 million, or 8.3%, to $1.33 billion at June 30, 2012, from $1.46 billion at December 31, 2011.  This decrease was primarily attributable to decreases of $94.1 million and $69.6 million in net loans and cash and cash equivalents, respectively. These decreases were partially offset by increases of $35.3 million and $12.9 million in securities available for sale and other real estate owned, respectively. The decrease in net loans was due to loan payoffs outpacing loan funding, net loan charge-offs of $8.7 million, and efforts to move impaired loans through the collection, foreclosure, and disposition process. The decrease in cash and cash equivalents was due to cash outflows related to maturing time deposits. The increase in securities available for sale was primarily related to the reinvestment of cash equivalents and loan cash flows into securities available for sale rather than new loans. The increase in other real estate owned was due primarily to additions of $28.1 million to the portfolio from loan receivables, offset by sales of properties with book values of $14.4 million resulting in loss on sales of $948,000.

Loans Receivable – Loans receivable decreased $95.1 million, or 8.4%, during the six months ended June 30, 2012 to $1.04 billion. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $67.2 million, or 9.8%, during the six months and comprised 59.6% of the total loan portfolio at June 30, 2012. The decline was attributable to net charge-offs of $8.7 million, transfers to OREO of $28.1 million, and loan payoffs outpacing loan funding by approximately $58.4 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2012		2011
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$68,084	6.54%	$71,216	6.27%
Commercial Real Estate
Construction	81,815	7.86	101,471	8.93
Farmland	85,634	8.23	90,958	8.01
Other	384,718	36.96	423,844	37.31
Residential Real Estate
Multi-family	59,867	5.75	60,410	5.31
1-4 Family	310,626	29.84	337,350	29.70
Consumer	22,898	2.20	26,011	2.29
Agriculture	26,251	2.52	23,770	2.09
Other	1,016	0.10	993	0.09
Total loans	$1,040,909	100.00%	$1,136,023	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2012 and December 31, 2011.
	June 30,	December 31,
	2012	2011
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$88	$1,350
Non-accrual loans	81,653	92,020
Total non-performing loans	81,741	93,370
Real estate acquired through foreclosure	54,365	41,449
Other repossessed assets	5	5
Total non-performing assets	$136,111	$134,824

Non-performing loans to total loans	7.85%	8.22%
Non-performing assets to total assets	10.20%	9.26%
Allowance for non-performing loans	$11,784	$11,382
Allowance for non-performing loans to non-performing loans	14.42%	12.20%

Nonperforming loans at June 30, 2012, were $81.7 million, or 7.85% of total loans, compared with $61.5 million, or 4.92% of total loans, at June 30, 2011, and $93.4 million, or 8.22% of total loans at December 31, 2011.

Loans past due 30-59 days decreased from $17.3 million at December 31, 2011 to $6.7 million at June 30, 2012.  Loans past due 60-89 days increased from $3.9 million at December 31, 2011 to $4.4 million at June 30, 2012. This represents a $10.2 million decrease from December 31, 2011 to June 30, 2012, in loans past due 30-89 days.  These decreases were primarily in the 1-4 family residential real estate, commercial real estate, and commercial segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

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

At June 30, 2012, we had 137 restructured loans totaling $122.8 million with borrowers who experienced deterioration in financial condition compared with 114 loans totaling $113.7 million at December 31, 2011. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties.  Of these loans, 7 loans totaling approximately $7.5 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $3.1 million of commercial loans.

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

See Footnote 4, “Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Foreclosed Properties – Foreclosed properties at June 30, 2012 were $54.4 million compared with $49.9 million at June 30, 2011 and $41.4 million at December 31, 2011.  See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first six months of 2012, we acquired $28.1 million of OREO properties, and sold properties totaling approximately $14.4 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net loss on sales, write-downs, and operating expenses for other real estate owned totaled $2.5 million for the six months ended June 30, 2012, compared with $23.5 million for the same period of 2011. The 2011 results were significantly impacted by our determination in the 2011 second quarter that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain condominium projects were going to require extended holding periods to sell the properties at recent appraised values.  Accordingly, during June, the Company sold, in a single transaction, 54 finished condominium property units from several condominium developments in our OREO portfolio, with a carrying value of approximately $11.0 million for $5.2 million, resulting in a pre-tax loss of $5.8 million.  In addition, management adjusted its valuations for similar condominium and residential development properties held in other real estate through provision of an allowance of $10.6 million on other real estate held, with the objective of marketing these properties more aggressively.

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

Our loan loss reserve, as a percentage of total loans at June 30, 2012, increased to 4.96% from 3.10% at June 30, 2011, and from 4.63% at December 31, 2011.  Provision for loan losses decreased $9.7 million to $4.0 million for the second quarter of 2012 compared with $13.7 million for the second quarter of 2011. Provision for loan losses decreased $11.1 million to $7.8 million for the six months ended June 30, 2012 compared with $18.8 million for the same six months of 2011. Net loan charge-offs for the second quarter of 2012 were $6.4 million, or 0.59% of average loans, compared with $8.6 million, or 0.68% of average loans, for the second quarter of 2011, and $2.4 million, or 0.21% of average loans, for the first quarter of 2012. Net charge-offs for the six months ended June 30, 2012, were $8.7 million, or 0.79% of average loans, compared with $14.4 million, or 1.12% of average loans, for the first six months of 2011. Our allowance for loan losses to nonperforming loans was 63.12% at June 30, 2012, compared with 56.31% at December 31, 2011, and 62.98% at June 30, 2011.  The change in this metric between periods is attributable to the fluctuation in historical loss experience, qualitative factors, non-accrual loans, and provision expense.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loan to non-performing loans was 14.4% at June 30, 2012 compared with 15.4% at June 30, 2011, and 12.2% at December 31, 2011.

An analysis of changes in allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2012 and 2011, and for the year ended December 31, 2011 follows:

	Three Months Ended		Six Months Ended		Year Ended
	June 30,		June 30,		December 31,
	2012	2011	2012	2011	2011
	(dollars in thousands)

Balance at beginning of period	$53,953	$33,599	$52,579	$34,285	$34,285
Provision for loan losses	4,000	13,700	7,750	18,800	62,600
Recoveries	79	14	285	95	340
Charge-offs	(6,438)	(8,596)	(9,020)	(14,463)	(44,646)
Balance at end of period	$51,594	$38,717	$51,594	$38,717	$52,579

Allowance for loan losses to period-end loans	4.96%	3.10%	4.96%	3.10%	4.63%
Net charge-offs to average loans	0.59%	0.68%	0.79%	1.12%	3.56%
Allowance for loan losses to non-performing loans	63.12%	62.98%	63.12%	62.98%	56.31%

Liabilities – Total liabilities at June 30, 2012 were $1.25 billion compared with $1.37 billion at December 31, 2011, a decrease of $119.5 million, or 8.7%. This decrease was primarily attributable to a decrease in deposits of $119.0 million, or 9.0%, to $1.20 billion at June 30, 2012 from $1.32 billion at December 31, 2011. Certificate of deposit balances declined $114.8 million during the first six months of 2012 to $909.5 million at June 30, 2012 from $1.02 billion at December 31, 2011. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $718,000, or 10.1%, to $6.4 million at June 30, 2012, from $7.1 million at December 31, 2011.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds.  The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Demand	$112,785	–	$106,769
Interest checking	87,082	0.44%	89,103	0.74%
Money market	64,054	0.52	81,925	0.96
Savings	38,133	0.43	36,511	0.62
Certificates of deposit	953,230	1.54	1,120,154	1.65
Total deposits	$1,255,284	1.24%	$1,434,462	1.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
		(dollars in thousands)
Less than $100,000	$496,953	1.44%	$569,667	1.59%
$100,000 or more	456,277	1.65%	550,487	1.71%
Total	$953,230	1.54%	$1,120,154	1.65%

The following table shows at June 30, 2012 and December 31, 2011 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	June 30,	December 31,
Maturity Period	2012	2011
	(in thousands)
Three months or less	$51,690	$77,118
Three months through six months	94,861	65,359
Six months through twelve months	123,792	167,811
Over twelve months	160,479	183,056
Total	$430,822	$493,344

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. At June 30, 2012, and December 31, 2011, these deposits totaled $106.2 million and $118.4 million, respectively. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. The following table shows at June 30, 2012, the amount of our brokered certificates of deposit by time remaining to maturity (in thousands):

Three months or less	$2,083
Three months through six months	89,073
Six months through twelve months	15,000

Total	$106,156

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2012, our additional borrowing capacity with the FHLB was $45.9 million.

We also secured federal funds borrowing lines from major correspondent banks totaling $5.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.1 million at June 30, 2012. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to management fees from affiliate banks, earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at June 30, 2012, totaling $4.1 million, are needed to cover ongoing cash operating expenses of the parent company which have been reduced and are expected to be $1.5 million for 2012. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. The reduction in expected expenses for 2012 from actual cash expenses for 2011 is primarily the result of deferring payments on our Series A preferred stock issued to the U.S. Treasury and on our trust preferred securities. Parent company liquidity could be improved if a capital raise could be accomplished.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  At June 30, 2012, cumulative accrued and unpaid dividends on this stock totaled $1.5 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors.  We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At June 30, 2012, cumulative accrued and unpaid interest on our junior subordinated notes totaled $538,000.

Stockholders’ equity decreased $1.0 million to $81.5 million at June 30, 2012, compared with $82.5 million at December 31, 2011. The decrease was due to income earned during the first six months of 2012, reduced by dividends declared on cumulative preferred stock and net reduction in unrealized gain on available for sale securities.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. See Footnote 11, “Capital Requirements and Restrictions on Retained Earnings,” for detailed regulatory capital ratios.  In addition, PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%. The Bank is currently not in compliance with this requirement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2012, and December 31, 2011. Given a 100 basis point increase in interest rates, base net interest income would increase by an estimated 4.4% at June 30, 2012, compared with an increase of 5.8% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 8.7% at June 30, 2012, compared with an increase of 10.9% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2012, as calculated using the static shock model approach:

	Change in Future
	Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$4,294	8.72%
+ 100 basis points	2,158	4.38

We did not run a model simulation for declining interest rates as of June 30, 2012, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no further short-term rate reductions can occur.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

As a result of regulatory examination and audit processes applied to our loan grading activities shortly before and after year end, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, our loan review had not sufficiently covered all loans subject to potential grading error throughout the 2011 fiscal year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.  Accordingly, we determined the controls regarding the determination of loan grades were not operating effectively as of December 31, 2011.  Our management, overseen by the Audit Committee, worked throughout the first and second quarters of 2012 and continues to work to implement steps to improve the process for loan grading discovered in the closing process for the year and quarter ended December 31, 2011.

These enhanced procedures include:

●	Completion of additional independent internal and external loan reviews of the portfolio to ensure accurate grading from March 2012 through June 2012.
●	Review of the portfolio by assigned loan officer for proper grading.
●	Analytical review of the portfolio by management based upon payment performance.

These enhanced procedures will include:

●
Implementation of a centralized loan administration and analysis team within the credit department to ensure more timely and regular review of grading, performance metrics, financial information, and collateral.

During the first six months of 2012, we took steps to resolve the material weakness by changing our procedures for loan grading, as discussed above. Notwithstanding the steps taken during this period, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

* To be filed by amendment within 30 days pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 1, 2012	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
Chairman & Chief Executive Officer

August 1, 2012	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief Accounting Officer