Form 10-Q/A
period 2012-06-30
Porter Bancorp, Inc.
filed 2012-08-15
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 to add Exhibit 101 consisting of our interactive data files pursuant to Rule 405 of Regulation S-T.

1

PART II – OTHER INFORMATION

Item 6. Exhibits

(a)           Exhibits
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the securities Exchange Act of 1934.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 15, 2012	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
Chairman & Chief Executive Officer

August 15, 2012	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief
Accounting Officer

3