Form 10-Q
period 2012-09-30
Porter Bancorp, Inc.
filed 2012-11-13
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

12,007,127 shares of Common Stock, no par value, were outstanding at October 27, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2012 and December 31, 2011
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011
Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2012
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	September 30, 2012	December 31, 2011
Assets
Cash and due from financial institutions	$78,688	$104,680
Federal funds sold	3,094	1,282
Cash and cash equivalents	81,782	105,962
Securities available for sale	198,148	158,833
Mortgage loans held for sale	210	694
Loans, net of allowance of $54,019 and $52,579, respectively	897,792	1,083,444
Premises and equipment	20,955	21,541
Other real estate owned	48,837	41,449
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,328	8,106
Accrued interest receivable and other assets	19,917	25,323
Total assets	$1,286,041	$1,455,424

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$111,403	$111,118
Interest bearing	1,066,124	1,212,645
Total deposits	1,177,527	1,323,763
Repurchase agreements	2,403	1,738
Federal Home Loan Bank advances	5,960	7,116
Accrued interest payable and other liabilities	12,967	7,628
Subordinated capital note	7,200	7,650
Junior subordinated debentures	25,000	25,000
Total liabilities	1,231,057	1,372,895

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35 million at September 30, 2012	34,795	34,661
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at September 30, 2012	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 12,007,127 and 11,824,472 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,179	19,841
Retained deficit	(119,181)	(91,656)
Accumulated other comprehensive income	3,672	4,164
Total stockholders' equity	54,984	82,529
Total liabilities and stockholders’ equity	$1,286,041	$1,455,424

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income Loans, including fees	$12,797	$16,652	$40,998	$52,351
Taxable securities	837	987	2,475	3,168
Tax exempt securities	220	298	666	826
Fed funds sold and other	133	166	415	572
	13,987	18,103	44,554	56,917
Interest expense
Deposits	3,568	4,966	11,294	15,598
Federal Home Loan Bank advances	50	138	161	419
Subordinated capital note	66	69	204	213
Junior subordinated debentures	169	156	508	468
Federal funds purchased and other	2	119	6	355
	3,855	5,448	12,173	17,053
Net interest income	10,132	12,655	32,381	39,864
Provision for loan losses	25,500	8,000	33,250	26,800
Net interest income (loss) after provision for loan losses	(15,368)	4,655	(869)	13,064

Non-interest income
Service charges on deposit accounts	563	690	1,673	1,979
Income from fiduciary activities	261	237	803	738
Bank card interchange fees	180	168	553	500
Other real estate owned rental income	180	93	242	147
Secondary market brokerage fees	27	32	75	184
Net gain on sales of loans originated for sale	138	123	260	664
Net gain on sales of securities	—	—	3,530	1,108
Other	372	357	1,048	1,032
	1,721	1,700	8,184	6,352
Non-interest expense
Salaries and employee benefits	4,264	3,780	12,558	12,084
Occupancy and equipment	971	957	2,826	2,910
Goodwill impairment	—	—	—	23,794
Other real estate owned expense	5,204	17,029	7,666	40,505
FDIC Insurance	559	930	2,264	2,640
Loan collection expense	792	802	1,738	1,989
Professional fees	776	329	1,699	963
State franchise tax	496	582	1,680	1,746
Communications	175	176	523	509
Postage and delivery	108	117	339	368
Advertising	44	93	105	282
Other	761	628	2,061	1,787
	14,150	25,423	33,459	89,577
Loss before income taxes	(27,797)	(19,068)	(26,144)	(70,161)
Income tax benefit	(65)	(6,906)	(65)	(18,809)
Net loss	(27,732)	(12,162)	(26,079)	(51,352)
Less:
Dividends on preferred stock	437	437	1,312	1,312
Accretion on Series A preferred stock	44	45	134	133
Earnings (losses) allocated to participating securities	(1,264)	(463)	(1,095)	(1,995)
Net loss attributable to common shareholders	$(26,949)	$(12,181)	$(26,430)	$(50,802)
Basic earnings (loss) per common share	$(2.29)	$(1.04)	$(2.25)	$(4.34)
Diluted earnings (loss) per common share	$(2.29)	$(1.04)	$(2.25)	$(4.34)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Loss
(in thousands)

	Three Months Ended September 30,		Nine Month Ended September 30,
	2012	2011	2012	2011
Net loss	$(27,732)	$(12,162)	$(26,079)	$(51,352)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising in period
(net of tax of $821, $676,
$970, and $1,681, respectively)	1,525	1,257	1,803	3,122
Reclassification of amount realized through sales
(net of tax of $0, $0,
$1,235 and $388, respectively)	—	—	(2,295)	(720)
Net unrealized gain (loss) on securities	1,525	1,257	(492)	2,402

Comprehensive loss	$(26,207)	$(10,905)	$(26,571)	$(48,950)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For Nine Months Ended September 30, 2012
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Deficit	Income	Total

Balances, January 1, 2012	11,824,472	35,000	317,042	$112,236	$34,661	$3,283	$19,841	$(91,656)	$4,164	$82,529
Issuance of unvested stock	191,140	–	–	–	–	–	–	–	–	–
Forfeited unvested stock	(8,485)	–	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	338		–	338
Net loss	–	–	–	–	–	–	–	(26,079)	–	(26,079)
Net change in accumulated other comprehensive income, net of taxes	–	–	–	–	–	–	–	–	(492)	(492)
Dividends 5% on Series A preferred stock	–	–	–	–	–	–	–	(1,312)	–	(1,312)
Accretion of Series A preferred stock discount	–	–	–	–	134	–	–	(134)	–	–

Balances, September 30, 2012	12,007,127	35,000	317,042	$112,236	$34,795	$3,283	$20,179	$(119,181)	$3,672	$54,984

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Nine Months Ended September 30, 2012 and 2011
(dollars in thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(26,079)	$(51,352)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,819	1,838
Provision for loan losses	33,250	26,800
Net amortization on securities	2,610	1,036
Goodwill impairment charge	—	23,794
Stock-based compensation expense	338	342
Deferred income taxes (benefit)	—	(11,047)
Net gain on loans originated for sale	(260)	(664)
Loans originated for sale	(12,214)	(21,682)
Proceeds from sales of loans originated for sale	12,910	21,851
Net gain on sales of investment securities	(3,530)	(1,108)
Net loss on sales of other real estate owned	1,481	7,549
Net write-down of other real estate owned	5,090	30,702
Earnings on bank owned life insurance	(222)	(224)
Net change in accrued interest receivable and other assets	5,075	(4,767)
Net change in accrued interest payable and other liabilities	4,027	27
Net cash from operating activities	24,295	23,095
Cash flows from investing activities Purchases of available-for-sale securities	(141,232)	(113,779)
Sales of available-for-sale securities	65,695	50,023
Maturities and prepayments of available-for-sale securities	36,649	15,018
Proceeds from sale of other real estate owned	17,032	9,323
Improvements to other real estate owned	(1)	(1,596)
Loan originations and payments, net	120,958	51,793
Purchases of premises and equipment, net	(399)	(324)
Net cash from investing activities	98,702	10,458
Cash flows from financing activities
Net change in deposits	(146,236)	(94,221)
Net change in repurchase agreements	665	(288)
Repayment of Federal Home Loan Bank advances	(1,156)	(26,867)
Advances from Federal Home Loan Bank	—	25,000
Repayment of subordinated capital note	(450)	(675)
Cash dividends paid on preferred stock	—	(1,319)
Cash dividends paid on common stock	—	(237)
Net cash from financing activities	(147,177)	(98,607)
Net change in cash and cash equivalents	(24,180)	(65,054)
Beginning cash and cash equivalents	105,962	185,435
Ending cash and cash equivalents	$81,782	$120,381
Supplemental cash flow information:
Interest paid	$11,808	$17,183
Income taxes paid (refunded)	(2,000)	2,000
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$31,531	$31,232
Financed sales of other real estate owned	541	7,956

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” The provisions of ASU No. 2012-02 provide the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, if the conclusion is otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. The provisions of this new guidance are effective for fiscal years beginning after September 15, 2012. The adoption of ASU No. 2012-02 is not expected to have a material impact on the Company’s statements of operations and condition.

Note 2 – Recent Developments and Future Plans

During the first nine months of 2012, we reported net loss to common shareholders of $26.4 million.  This loss was primarily attributable to $33.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $31.8 million, OREO expense of $7.7 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had  lower net interest margin due to lower average loans outstanding, loans repricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $26.4 million, for the first nine months of 2012, compares with net loss to common shareholders of $50.8 million for the first nine months of 2011.

During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets. We also recorded a provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of September 30, 2012, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

•
Continuing with succession planning and adding resources to the management team.  In March 2012, the Board of Directors formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank.   John T. Taylor was named to these positions and appointed to the board of directors in July 2012.   Additionally, John R. Davis was appointed Chief Credit Officer of PBI Bank, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

•
Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.  To this end, we believe the opportunity exists for the centralization of key processes which will lead to improved execution and cost savings.

•
Raising capital by selling common stock through a public offering or private placement to existing and new investors.  At our 2012 annual meeting of shareholders, our shareholders approved an increase in our common shares authorized for issuance from 19 million shares to 86 million shares.  We continue to evaluate our opportunities to improve our capital structure and to increase common equity through the sale of additional common shares.  The Board of Directors has engaged an investment banking firm to assist in this evaluation and to explore options for the redemption of our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $1.1 billion at December 31, 2011, and $952 million at September 30, 2012.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis, who joined the team in August and now serves as Chief Credit Officer.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were in compliance at September 30, 2012 with construction and development loans representing 75% of total risk-based capital.  These loans totaled $69.3 million, or 75% of total risk-based capital, at September 30, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at September 30, 2012.  These loans totaled $339.9 million, or 368% of total risk-based capital, at September 30, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $69.3 million at September 30, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $214.5 million at September 30, 2012.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2010 and 2011.  This trend has continued into 2012.  The Bank acquired $90.8 million and $41.9 million during 2010 and 2011, respectively.  For the first nine months of 2012, we acquired $31.5 million of OREO.

o
We have incurred significant losses in disposing of this real estate.   We incurred losses totaling $13.9 million and $42.8 million in 2010 and 2011, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.  During the nine month period ended September 30, 2012, we incurred OREO losses totaling $6.6 million, which consisted of $1.5 million in loss on sale and $5.1 million from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continue to evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.  Proceeds from the sale or OREO totaled $17.6 million during the nine months ended September 30, 2012 and $25.0 and $26.0 million during fiscal 2010 and 2011, respectively.

o
At December 31, 2011 the OREO portfolio consisted of 75% construction, development, and land assets.  At September 30, 2012 this concentration had declined to 54%.  This is consistent with our reduction of construction, development and other land loans,  which have declined to $69.3 million at September 30, 2012 compared to $101.5 million at December 31, 2011.  Over the past nine months, the composition of our OREO portfolio has shifted to be more heavily weighted towards commercial real estate properties with a cash flow opportunity and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets.  Commercial real estate of this nature represents 31% of the portfolio at September 30, 2012 compared with 15% at December 31, 2011.  1-4 family residential properties represent 14% of the portfolio at September 30, 2012 compared with 7% at December 31, 2011.

•	Evaluating other strategic alternatives, such as the sale of assets or branches.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2012
U.S. Government and federal agency	$5,647	$556	$—	$6,203
Agency mortgage-backed: residential	125,722	1,738	(293)	127,167
State and municipal	51,663	2,431	(71)	54,023
Corporate bonds	7,271	999	—	8,270
Other	572	23	—	595
Total debt securities	190,875	5,747	(364)	196,258
Equity	1,359	531	—	1,890
Total	$192,234	$6,278	$(364)	$198,148

December 31, 2011	$10,494	$1,149	$—	$11,643
U.S. Government and federal agency
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475
State and municipal	35,456	2,610	(4)	38,062
Corporate bonds	7,259	315	(242)	7,332
Other	572	34	—	606
Total debt securities	151,067	6,319	(268)	157,118
Equity	1,359	356	—	1,715
Total	$152,426	$6,675	$(268)	$158,833

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds	$—	$370	$65,695	$50,023
Gross gains	—	—	3,530	1,108
Gross losses	—	—	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2012
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$879	$909
One to five years	12,436	13,578
Five to ten years	42,412	44,838
Beyond ten years	9,426	9,766
Agency mortgage-backed: residential	125,722	127,167
Total	$190,875	$196,258

Securities pledged at September 30, 2012 and December 31, 2011 had carrying values of approximately $56.9 million and $57.7 million, respectively, and were pledged to secure public deposits and repurchase agreements.

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

At September 30, 2012, the Company held 40 equity securities.  Of these securities, one security had an unrealized loss less than $1,000 and had been in an unrealized loss position for less than twelve months. All other equity securities were in an unrealized gain position at September 30, 2012.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of September 30, 2012, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2012
State and municipal	$6,418	$(71)	$—	$—	$6,418	$(71)
Agency mortgage-backed: residential	30,324	(293)	—	—	30,324	(293)
Equity	2	—	—	—	2	—
Total temporarily impaired	$36,744	$(364)	$—	$—	$36,744	$(364)

December 31, 2011
State and municipal	$508	$(4)	$—	$—	$508	$(4)
Agency mortgage-backed: residential	2,159	(22)	—	—	2,159	(22)
Corporate bonds	2,805	(242)	—	—	2,805	(242)
Total temporarily impaired	$5,472	$(268)	$—	$—	$5,472	$(268)

Note 4 – Loans

Loans were as follows:	September 30,	December 31,
	2012	2011
	(in thousands)
Commercial	$56,050	$71,216
Commercial Real Estate:
Construction	69,306	101,471
Farmland	84,426	90,958
Other	350,129	423,844
Residential Real Estate:
Multi-family	56,065	60,410
1-4 Family	287,613	337,350
Consumer	21,813	26,011
Agriculture	25,661	23,770
Other	748	993
Subtotal	951,811	1,136,023
Less: Allowance for loan losses	(54,019)	(52,579)
Loans, net	$897,792	$1,083,444

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2012:
Beginning balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594
Provision for loan losses	2,630	17,412	4,326	366	763	3	25,500
Loans charged off	(2,400)	(16,192)	(3,824)	(375)	(696)	–	(23,487)
Recoveries	27	324	16	24	21	–	412
Ending balance	$4,068	$32,593	$16,105	$807	$431	$15	$54,019

September 30, 2011:
Beginning balance	$2,668	$26,021	$9,260	$616	$143	$9	$38,717
Provision for loan losses	819	2,723	3,995	290	176	(3)	8,000
Loans charged off	(764)	(3,640)	(2,560)	(294)	(109)	–	(7,367)
Recoveries	15	99	8	20	–	–	142
Ending balance	$2,738	$25,203	$10,703	$632	$210	$6	$39,492

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	2,641	19,187	9,528	687	1,206	1	33,250
Loans charged off	(2,866)	(20,055)	(7,715)	(747)	(1,124)	–	(32,507)
Recoveries	86	437	75	75	24	–	697
Ending balance	$4,068	$32,593	$16,105	$807	$431	$15	$54,019

September 30, 2011:
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	3,251	14,144	8,702	508	193	2	26,800
Loans charged off	(2,699)	(13,134)	(5,253)	(627)	(117)	–	(21,830)
Recoveries	39	118	30	50	–	–	237
Ending balance	$2,738	$25,203	$10,703	$632	$210	$6	$39,492

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$202	$10,242	$4,091	$—	$9	$11	$14,555
Collectively evaluated for impairment	3,866	22,351	12,014	807	422	4	39,464
Total ending allowance balance	$4,068	$32,593	$16,105	$807	$431	$15	$54,019

Loans:
Loans individually evaluated for impairment	$3,671	$109,008	$58,012	$293	$82	$529	$171,595
Loans collectively evaluated| for impairment	52,379	394,853	285,666	21,520	25,579	219	780,216
Total ending loans balance	$56,050	$503,861	$343,678	$21,813	$25,661	$748	$951,811

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$554	$9,580	$2,172	$—	$—	$8	$12,314
Collectively evaluated for impairment	3,653	23,443	12,045	792	326	6	40,265
Total ending allowance balance	$4,207	$33,023	$14,217	$792	$326	$14	$52,579

Loans:
Loans individually evaluated for impairment	$5,032	$116,676	$27,848	$—	$631	$540	$150,727
Loans collectively evaluated for impairment	66,184	499,598	369,911	26,011	23,139	453	985,296
Total ending loans balance	$71,216	$616,274	$397,759	$26,011	$23,770	$993	$1,136,023

In the current period, the allowance for loans subject to a troubled debt restructure is presented as individually evaluated for impairment.  Amounts presented in the preceding table have been reclassified to conform to our current period presentation because the allowance for loans subject to a troubled debt restructure had historically been presented as collectively evaluated for impairment.

Impaired Loans

Impaired loans include restructured loans and commercial, commercial real estate, construction, residential real estate, and agriculture loans, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and nine months ended September 30, 2012:

				Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,641	$1,434	$—	$1,539	$—	$1,738	$—	$—
Commercial real estate:
Construction	1,240	1,195	—	1,525	—	1,904	2	1
Farmland	5,585	5,584	—	5,594	—	4,771	5	5
Other	2,981	2,606	—	3,424	—	3,822	3	3
Residential real estate:
Multi-family	997	997	—	1,212	—	977	—	—
1-4 Family	15,797	15,152	—	13,888	15	10,824	42	42
Consumer	292	292	—	312	1	256	4	2
Agriculture	61	61	—	324	—	447	—	—
Other	—	—	—	—	—	—	—	—

			Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
(in thousands)
With An Allowance Recorded:
Commercial	2,237	2,237	202	3,686	32	3,940	120	27
Commercial real estate:
Construction	12,713	11,668	1,530	15,103	106	18,028	302	4
Farmland	5,680	5,479	524	5,272	14	5,629	32	2
Other	85,080	82,477	8,188	81,108	777	82,219	1,636	185
Residential real estate:
Multi-family	14,691	14,691	1,158	12,010	207	10,257	348	—
1-4 Family	28,269	27,172	2,933	28,084	218	27,232	620	9
Consumer	—	—	—	—	—	—	—	—
Agriculture	21	21	9	11	—	5	—	—
Other	529	529	11	531	4	534	13	—
Total	$177,814	$171,595	$14,555	$173,623	$1,374	$172,583	$3,127	$280

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,868	$1,825	$—	$1,984	$26	$26
Commercial real estate:
Construction	1,121	1,193	—	7,584	7	5
Farmland	3,302	3,218	—	2,218	36	36
Other	6,039	5,640	—	12,114	169	99
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	—	—	—	1,351	34	—
Consumer	—	—	—	—	—	—
Agriculture	637	631	—	253	5	5
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	3,207	3,207	554	2,630	189	90
Commercial real estate:
Construction	23,175	20,174	4,275	6,090	143	—
Farmland	7,303	6,862	574	6,487	322	—
Other	85,535	79,859	4,731	36,583	899	148
Residential real estate:
Multi-family	4,795	4,316	558	2,824	150	—
1-4 Family	26,225	23,262	1,614	15,105	614	3
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	540	540	8	108	—	—
Total	$163,747	$150,727	$12,314	$95,331	$2,594	$412

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2012 and December 31, 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2012
Commercial
Rate reduction	$—	$213	$213
Principal deferral	889	—	889
Interest only payments	—	1,019	1,019
Commercial Real Estate:
Construction
Rate reduction	7,407	2,337	9,744
Farmland
Rate reduction	150	—	150
Principal deferral	729	2,483	3,212
Other
Rate reduction	36,818	21,886	58,704
Principal deferral	1,196	—	1,196
Interest only payments	2,467	2,174	4,641
Residential Real Estate:
Multi-family
Rate reduction	13,133	31	13,164
Interest only payments	655	—	655
1-4 Family
Rate reduction	17,957	5,025	22,982
Principal deferral	—	384	384
Other
Rate reduction	529	—	529
Total TDRs	$81,930	$35,552	$117,482

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Principal deferral	898	—	898
Commercial Real Estate:
Construction
Rate reduction	11,155	3,767	14,922
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	5,101	5,847
Other
Rate reduction	42,946	20,446	63,392
Interest only payments	1,288	—	1,288
Residential Real Estate:
Multi-family
Rate reduction	2,247	1,413	3,660
Interest only payments	656	—	656
1-4 Family
Rate reduction	12,255	7,176	19,431
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$74,144	$39,554	$113,698

At September 30, 2012, and December 31, 2011, 70% and 65%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $11.7 million and $10.6 million in reserves to customers whose loan terms have been modified in TDRs as of September 30, 2012, and December 31, 2011, respectively.  The Company has committed to lend additional amounts totaling $358,000 and $317,000 as of September 30, 2012, and December 31, 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended September 30, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2012
Commercial Real Estate:
Farmland
Rate reduction	$150	$—	$150
Other
Rate reduction	5,549	—	5,549
Total TDRs	$5,699	$—	$5,699

As of September 30, 2012, 100% of the Company’s TDRs that occurred during the three months ended September 30, 2012, were performing in accordance with their modified terms.  The Company has allocated $489,000 in reserves to customers whose loan terms have been modified during the three months ended September 30, 2012. For modifications occurring during the three month period ended September 30, 2012, the post- modification balances approximate the pre-modification balances.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the nine months ended September 30, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2012
Commercial
Interest only payments	$—	$1,019	$1,019
Commercial Real Estate:
Construction
Rate reduction	—	849	849
Farmland
Rate reduction	150	—	150
Other
Rate reduction	16,700	—	16,700
Principal deferral	1,196	—	1,196
Interest only payments	2,467	2,174	4,641
Residential Real Estate:
Multi-family
Rate reduction	12,848	31	12,879
1-4 Family
Rate reduction	7,440	—	7,440
Principal deferral	—	384	384
Total TDRs	$40,801	$4,457	$45,258

As of September 30, 2012, 90% of the Company’s TDRs that occurred during the first nine months of 2012 were performing in accordance with their modified terms.  The Company has allocated $3.9 million in reserves to customers whose loan terms have been modified during the first nine months of 2012. For modifications occurring during the nine month period ended September 30, 2012, the post-modification balances approximate the pre-modification balances.

During the first nine months of 2012, approximately $9.9 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $6.9 million in commercial real estate loans, $1.2 million in commercial loans, and $1.7 million in 1-4 family residential real estate loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2012, and December 31, 2011:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)

Commercial	$2,783	$2,903	$367	$109
Commercial Real Estate:
Construction	5,456	13,564	—	—
Farmland	10,184	9,152	—	26
Other	44,497	35,154	1,119	918
Residential Real Estate:
Multi-family	1,900	2,921	—	—
1-4 Family	23,501	27,375	—	265
Consumer	229	320	—	—
Agriculture	82	631	—	32
Total	$88,632	$92,020	$1,486	$1,350

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2012
Commercial	$909	$133	$367	$2,783	$4,192
Commercial Real Estate:
Construction	326	280	—	5,456	6,062
Farmland	695	1,339	—	10,184	12,218
Other	4,555	1,003	1,119	44,497	51,174
Residential Real Estate:
Multi-family	438	—	—	1,900	2,338
1-4 Family	2,300	775	—	23,501	26,576
Consumer	394	30	—	229	653
Agriculture	9	8	—	82	99
Total	$9,626	$3,568	$1,486	$88,632	$103,312

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2011
Commercial	$2,792	$91	$109	$2,903	$5,895
Commercial Real Estate:
Construction	20	—	—	13,564	13,584
Farmland	1,353	305	26	9,152	10,836
Other	4,555	756	918	35,154	41,383
Residential Real Estate:
Multi-family	442	135	—	2,921	3,498
1-4 Family	7,568	2,511	265	27,375	37,719
Consumer	593	149	—	320	1,062
Agriculture	23	—	32	631	686
Total	$17,346	$3,947	$1,350	$92,020	$114,663

Credit Quality Indicators – We categorize loans into risk categories at origination based upon original underwriting. Subsequent to origination, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  We do not have any non-rated loans. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of September 30, 2012, and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2012
Commercial	$35,084	$11,097	$1,988	$7,815	$66	$56,050
Commercial Real Estate:
Construction	27,007	19,914	5,951	16,434	—	69,306
Farmland	53,569	11,359	3,006	16,492	—	84,426
Other	147,379	72,837	30,017	99,593	303	350,129
Residential Real Estate:
Multi-family	22,888	14,752	1,359	17,066	—	56,065
1-4 Family	175,987	42,051	4,636	64,929	10	287,613
Consumer	18,979	1,796	83	892	63	21,813
Agriculture	23,460	866	810	525	—	25,661
Other	219	529	—	—	—	748
Total	$504,572	$175,201	$47,850	$223,746	$442	$951,811

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2011
Commercial	$53,223	$9,357	$3,237	$5,300	$99	$71,216
Commercial Real Estate:
Construction	45,407	13,132	7,777	35,155	—	101,471
Farmland	69,881	4,955	2,688	13,236	199	90,959
Other	213,406	80,149	30,787	99,502	—	423,844
Residential Real Estate:
Multi-family	37,807	4,619	2,100	15,884	—	60,410
1-4 Family	247,422	28,734	2,276	58,891	26	337,349
Consumer	23,721	1,418	43	762	67	26,011
Agriculture	22,502	343	14	911	—	23,770
Other	453	540	—	—	—	993
Total	$713,822	$143,247	$48,922	$229,641	$391	$1,136,023

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

We continue to explore opportunities to sell OREO properties in bulk. In 2011, as a result of adopting a strategy to more aggressively market our OREO properties, we determined that we would be willing to sell certain OREO properties at an amount below their individual appraised values. Accordingly, we adjusted our valuations for these properties downward by increasing their valuation allowances to reflect our more aggressive disposition strategy. These properties are primarily single and multi-family residential land development properties. The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Commercial Real Estate:
Construction	$27,262	$32,538
Farmland	415	744
Other	15,806	6,620
Residential Real Estate:
1-4 Family	7,149	3,214

	50,632	43,116
Valuation allowance	(1,795)	(1,667)

	$48,837	$41,449

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,724	$10,643	$1,667	$700
Provision to allowance	4,260	15,265	5,090	30,702
Write-downs	(4,189)	(4,154)	(4,962)	(9,648)
Ending balance	$1,795	$21,754	$1,795	$21,754

Net activity relating to other real estate owned during the nine months ended September 30, 2012 and 2011 is as follows:

	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$41,449	$67,635
Real estate acquired	31,531	31,232
Valuation adjustments	(5,090)	(30,702)
Improvements	1	1,596
Loss on sale	(1,481)	(7,549)
Proceeds from sale of properties	(17,573)	(17,279)
OREO as of September 30	$48,837	$44,933

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net loss on sales	$533	$673	$1,481	$7,549
Provision to allowance	4,260	15,265	5,090	30,702
Operating expense	411	1,091	1,095	2,254
Total	$5,204	$17,029	$7,666	$40,505

Note 6 – Deposits

Time deposits of $100,000 or more were $422.1 million and $493.3 million at September 30, 2012 and December 31, 2011, respectively.

Scheduled maturities of total time deposits at September 30, 2012 for each of the next five years are as follows (in thousands):

	Retail	Brokered	Total
Year 1	$422,755	$104,073	$526,828
Year 2	91,532	—	91,532
Year 3	226,500	—	226,500
Year 4	26,579	—	26,579
Year 5	10,775	—	10,775
Thereafter	89	—	89
	$778,230	$104,073	$882,303

Historically, the Bank has utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2012, and December 31, 2011, these deposits totaled $104.1 million and $118.4 million, respectively. As stipulated in the Consent Order, PBI Bank is currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. Management intends to redeem brokered deposits at maturity.

Note 7 – Advance from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and
maturities ranging from 2013 through 2033, averaging 3.24% for 2012	$5,960	$7,116

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances were collateralized by first mortgage loans.  The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2012, our additional borrowing capacity with the FHLB was $19.9 million. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the date of the appraisal of the collateral predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of ten percent.

We also apply discounts to the expected fair value of collateral for impaired loans where the likely resolution involves litigation of foreclosure. Resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment. We have utilized discounts ranging from 10% to 33% in our impairment evaluations when applicable.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our OREO. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate to 25% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of ten percent.

Given our change in strategy in 2011 to reduce non-performing assets in an accelerated manner, management adjusted downward the valuations for single and multi-family residential loan development properties in our OREO portfolio to amounts below their individual appraised values.

Financial assets measured at fair value on a recurring basis at September 30, 2012 are summarized below:

		Fair Value Measurements at September 30, 2012 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$6,203	$—	$6,203	$—
Agency mortgage-backed:
residential	127,167	—	127,167	—
State and municipal	54,023	—	54,023	—
Corporate bonds	8,270	—	8,270	—
Other debt securities	595	—	—	595
Equity securities	1,890	1,890	—	—
Total	$198,148	$1,890	$195,663	$595

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2012 and 2011:

	State and Municipal Securities		Other Debt Securities
	2012	2011	2012	2011
	(in thousands)
Balances of recurring Level 3 assets at January 1	$1,173	$—	$606	$572
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	—	(11)	45
Sales	(1,173)	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$—	$595	$617

Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party.  Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As securities of this type are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. We sold our Level 3 municipal securities in the second quarter of 2012 and had no securities of this nature at September 30, 2012.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 11.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis at September 30, 2012 are summarized below:

		Fair Value Measurements at September 30, 2012 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial
Commercial real estate:	$2,035	$—	$—	$2,035
Construction
Farmland	10,138	—	—	10,138
Other	4,955	—	—	4,955
Residential Real Estate	74,289	—	—	74,289
Multi-family
1-4 Family	13,533	—	—	13,533
Agriculture	24,239	—	—	24,239
Other	12	—	—	12
Other real estate owned, net:	518	—	—	518
Commerical real estate:
Construction	26,296	—	—	26,296
Farmland	400	—	—	400
Other	15,246	—	—	15,246
Residential real estate:
1-4 Family	6,895	—	—	6,895

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $144.3 million, with a valuation allowance of $14.6 million, at September 30, 2012, resulting in an additional provision for loan losses of $972,000 for the nine months ended September 30, 2012.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $48.8 million as of September 30, 2012, compared with $44.9 million at September 30, 2011.  Fair value write-downs of $5.1 million and $30.7 million were recorded on other real estate owned for the first nine months of 2012 and 2011, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$1,345	Market value approach	Adjustment for receivables and inventory discounts	20% - 75% (48%)

Impaired loans – Commercial real estate	$50,442	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (23%)

Impaired loans – Residential real estate	$11,794	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 38% (15%)

Other real estate owned – Commercial real estate	$41,942	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate Accelerated sales strategy	3% - 38% (18%) 9% - 16% (12%) 25% - 50% (35%)

Other real estate owned – Residential real estate	$6,895	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 31% (12%)

Financial assets measured at fair value on a recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 30, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$11,643	$—	$11,643	$—
Agency mortgage-backed:	99,475	—	99,475	—
State and municipal	38,062	—	36,889	1,173
Corporate bonds	7,332	—	7,332	—
Other debt securities	606	—	—	606
Equity securities	1,715	1,715	—	—
Total	$158,833	$1,715	$155,339	$1,779

Financial assets measured at fair value on a non-recurring basis at December 31, 2011 are summarized below:

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans:
Commercial
Commercial real estate:	$2,653	$—	$—	$2,653
Construction
Farmland	15,899	—	—	15,899
Other	6,288	—	—	6,288
Residential Real Estate	75,128	—	—	75,128
Multi-family
1-4 Family	3,758	—	—	3,758
Other	21,648	—	—	21,648
Other real estate owned, net:	532	—	—	532
Commerical real estate:
Construction	31,280	—	—	31,280
Farmland	715	—	—	715
Other	6,364	—	—	6,364
Residential real estate:
1-4 Family	3,090	—	—	3,090

Impaired loans, which are measured for impairment using the fair value of collateral for collateral dependent loans, had a carrying amount of $73.9 million with a valuation allowance of $5.6 million as of December 31, 2011.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $41.4 million as of December 31, 2011.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$81,782	$71,524	$10,258	$—	$81,782
Securities available for sale	198,148	1,890	195,663	595	198,148
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	210	—	210	—	210
Loans, net	897,792	—	—	909,621	909,621
Accrued interest receivable	5,396	—	1,212	4,184	5,396
Financial liabilities
Deposits	$1,177,527	$111,403	$1,072,182	$—	$1,183,585
Securities sold under agreements to repurchase	2,403	—	2,403	—	2,403
Federal Home Loan Bank advances	5,960	—	5,927	—	5,927
Subordinated capital notes	7,200	—	—	6,800	6,800
Junior subordinated debentures	25,000	—	—	19,617	19,617
Accrued interest payable	2,096	—	1,325	771	2,096

	Fair Value Measurements at December 31, 2011
	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$105,962	$105,962
Securities available for sale	158,833	158,833
Federal Home Loan Bank stock	10,072	N/A
Mortgage loans held for sale	694	694
Loans, net	1,083,444	1,093,456
Accrued interest receivable	6,682	6,682
Financial liabilities
Deposits	$1,323,763	$1,332,133
Securities sold under agreements to repurchase	1,738	1,738
Federal Home Loan Bank advances	7,116	7,015
Subordinated capital notes	7,650	7,110
Junior subordinated debentures	25,000	19,765
Accrued interest payable	1,732	1,732

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$18,907	$18,403
Other real estate owned write-down	10,182	12,905
Net operating loss carry-forward	13,970	2,470
New market tax credit carry-forward	191	208
Alternative minimum tax credit carry-forward	692	685
Net assets from acquisitions	580	543
Other than temporary impairment on securities	374	374
Amortization of non-compete agreements	21	27
Other	734	827
	45,651	36,442

Deferred tax liabilities:
Fixed assets	410	445
Net unrealized gain on securities available for sale	2,070	2,242
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	99	103
Other	583	659
	4,438	4,725
Net deferred tax assets before valuation allowance	41,213	31,717
Valuation allowance	(41,213)	(31,717)
Net deferred tax asset	$—	$—

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

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the nine months ended September 30, 2012 or the year ended December 31, 2011 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 10 – Stock Plans and Stock Based Compensation

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards.  As of September 30, 2012, the Company had granted 158,022 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over two to ten years. The Company has 137,957 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

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

To date, the Company has issued 96,610 unvested shares to non-employee directors. At September 30, 2012, 295,712 shares remain available for issuance under this plan.

The fair value of the 2012 unvested shares issued to certain employees was $169,000, or $1.74 per weighted-average share. The fair value of the 2012 unvested shares issued to non-employee directors was $155,000, or $1.65 per share. The Company recorded $338,000 and $342,000 of stock-based compensation during the first nine months of 2012 and 2011, respectively, to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $0 and $116,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the periods indicated:

	Nine Months Ended		Twelve Months Ended
	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	100,226	$13.21	157,697	$13.43
Granted	191,140	1.69	2,800	5.36
Vested	(28,249)	12.91	(35,836)	13.00
Forfeited	(8,485)	15.13	(24,435)	14.04
Outstanding, ending	254,632	$4.53	100,226	$13.21

As of September 30, 2012, all stock options issued to non-employee directors had expired and none were exercised during their grant term. When granted, stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity:

	Nine Months Ended		Twelve Months Ended
	September 30, 2012		December 31, 2011
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning	29,530	$19.88	86,469	$20.72
Forfeited	—	—	(9,557)	19.49
Expired	(29,530)	$19.88	(47,382)	21.49
Outstanding, ending	—	—	29,530	$19.88

No options were exercised during the first nine months of 2012.  The Company recorded no stock option compensation expense during the nine months ended September 30, 2012.  No options were modified during the period.  As of September 30, 2012, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2012 and beyond are estimated as follows (in thousands):

October 2012 – December 2012	$133
2013	457
2014	325
2015	131
2016 & thereafter	31

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share data)

Net loss	$(27,732)	$(12,162)	$(26,079)	$(51,352)
Less:
Preferred stock dividends	437	437	1,312	1,312
Accretion of Series A preferred stock discount	44	45	134	133
Loss attributable to unvested shares	(501)	(117)	(345)	(551)
Loss attributable to Series C preferred	(763)	(346)	(750)	(1,444)
Net loss attributable to common
shareholders, basic and diluted	$(26,949)	$(12,181)	$(26,430)	$(50,802)

Basic
Weighted average common shares including
unvested common shares outstanding	12,303,217	12,167,168	12,219,035	12,172,926
Less: Weighted average unvested
common shares	218,505	112,683	153,306	126,992
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894
Weighted average common shares outstanding	11,751,818	11,721,591	11,732,835	11,713,040

Basic earnings (loss) per common share	$(2.29)	$(1.04)	$(2.25)	$(4.34)

Diluted
Add: Dilutive effects of assumed exercises
of common and Preferred Series C
stock warrants	--	--	--	--
Weighted average common shares and
potential common shares	11,751,818	11,721,591	11,732,835	11,713,040

Diluted earnings (loss) per common share	$(2.29)	$(1.04)	$(2.25)	$(4.34)

Stock options for 29,530 shares of common stock for 2011 were not considered in computing diluted earnings per common share because they were anti-dilutive.  The Company had no outstanding stock options at September 30, 2012.  Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2012 and 2011 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at September 30, 2012 and 2011, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 12 – Capital Requirements and Restrictions on Retained Earnings

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

On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions.  The consent order required the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard unless the board of directors adopts in advance a detailed statement giving reasons why the extension is in the best interest of the bank, and to not declare or pay any dividend without the prior consent of our regulators.  We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

In October 2012, PBI Bank entered into a new consent order with the FDIC and KDFI. The new consent order requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new consent order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 consent order, and includes the substantive provisions of the June 2011 consent order.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				September 30, 2012		December 31, 2011
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	7.03%	7.78%	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	10.01	9.85	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	5.00	5.53	6.53	6.23

At September 30, 2012, PBI Bank’s Tier 1 leverage ratio was 5.53%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 9.85%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, PBI Bank cannot pay dividends to Porter Bancorp for the foreseeable future.

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

In a letter dated November 28, 2011, which was filed as an exhibit to its 13D amendment, CGI was critical of the Oversight Committee’s investigation and restated its belief the Company’s balance sheet was overstated.  CGI called upon the independent directors to correct the balance sheet, replace the management team and raise capital.  On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act.  The Company has provided records to CGI in accordance with Kentucky law.

On June 18, 2010, three real estate development companies filed suit in Kentucky state court against PBI Bank and Managed Assets of Kentucky (“MAKY”). Signature Point Condominiums LLC, et al. v. PBI Bank, et al., Jefferson Circuit Court, Case No 10-CI-04295. The plaintiffs had borrowed funds from PBI Bank to finance a real estate development project in Jefferson County, Kentucky.  In March 2010, PBI agreed to release the plaintiffs and the guarantors on the loans related to the project, and in exchange the plaintiffs conveyed the real estate securing the loans to PBI Bank. PBI Bank also granted the plaintiffs a right of first refusal to repurchase a +/- 30 acre tract of land within the project.  In May 2010, PBI Bank submitted to plaintiffs the required notice of its intent to sell the land subject to the right of first refusal. After plaintiffs declined to exercise their right of first refusal, PBI Bank sold the land to MAKY in June 2010 for $3.8 million.

Plaintiffs filed suit shortly before the closing of the sale and recorded a lis pendens claiming an interest in the land, effectively preventing MAKY from taking clear title.  Plaintiffs have asserted claims of fraud, breach of fiduciary duty, breach of the duty of good faith and fair dealing, tortuous interference with prospective business advantage and conspiracy to commit fraud, negligence, and conspiracy against PBI Bank and MAKY.  Plaintiffs are seeking to rescind the agreement conveying the project to PBI Bank, but only with respect to the +/- 30 acre tract of land.  PBI has filed a counterclaim against the plaintiffs and a third party complaint against the guarantors, asserting claims of fraud. MAKY has asserted claims against the plaintiffs for slander of title and interference with business opportunities.  PBI’s position is that if the conveyance agreement is rescinded, then PBI’s notes, mortgages, and guarantees as well as the obligations of the plaintiffs and guarantors under the loans, which total more than $26 million, would all be reinstated.  PBI would then seek to enforce its rights under such instruments.  The matter is scheduled for trial in December 2012.  We have not accrued liability related to this matter as we believe we have meritorious claims and defenses.

In the normal course of operations, we are defendants in various legal proceedings.  We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain.  Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

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

Overview

Porter Bancorp, Inc. (NASDAQ: PBIB) is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky.  The Bank is a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, with an online banking division which delivers competitive deposit products and services under the separate brand of Ascencia.

The Company reported net loss of $27.7 million and $26.1 million, respectively, for the three and nine months ended September 30, 2012, compared with net loss of $12.2 million and $51.4 million, respectively, for the same periods of 2011.  After deductions for dividends on preferred stock, accretion on preferred stock, and loss allocated to participating securities, net loss to common shareholders was $26.9 million and $26.4 million, respectively, for the three and nine months ended September 30, 2012, compared with net loss to common shareholders of $12.2 million and $50.8 million, respectively, for the three and nine months ended September 30, 2011. Results for the first nine months of 2011 were negatively impacted by a non-recurring 100% goodwill impairment charge of $23.8 million and higher expense related to other real estate owned.

Basic and diluted loss per common share were $(2.29) and $(2.25) for the three and nine months ended September 30, 2012, respectively, compared with basic and diluted loss per common share of ($1.04) and ($4.34) for the three and nine months ended September 30, 2011, respectively.

Significant developments during the quarter and nine months ended September 30, 2012 consist of the following:

•
Provision for loan losses expense was $25.5 million for the third quarter of 2012, compared with $4.0 million for the second quarter of 2012, and $8.0 million for the prior year third quarter. This increase was due to the continued decline in credit trends in our portfolio that resulted in net charge-offs of $23.1 million for the third quarter.  More specifically, the increase in the provision for loan losses in the third quarter 2012 is attributable to collateral value declines for impaired real estate secured loans as evidenced by new appraisals received during the quarter.  This resulted in a provision for loan loss totaling approximately $6.8 million related to these loans during the third quarter of 2012.

•
The provision was also negatively impacted by a strategy change during the third quarter of 2012 related to classified loans which we expect to more quickly remediate by litigation or foreclosure. For loans subject to this expectation, we applied an additional fair value discount ranging from 10% to 33% to the underlying collateral in our impairment analysis estimates as resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment.  This resulted in a provision for loan loss of approximately $5.1 million related to these loans.  Additionally, the provision for loan losses was negatively impacted by the rising level of loan charge-offs in our historical loss experience factors, which we use to estimate the general component of our allowance for loan losses as well as additional downgrades within the loan portfolio.

•
Net interest margin decreased 11 basis points to 3.35% in the first nine months of 2012 compared with 3.46% in the first nine months of 2011. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets and elevated non-accrual loan levels. Average loans decreased 15.3% to $1.1 billion in the first nine months of 2012 compared with $1.3 billion in the first nine months of 2011.  Net loans decreased 23.0% to $898 million at September 30 2012, compared with $1.2 billion at September 30, 2011.

•
We continue to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $69.3 million, or 75% of total risk-based capital, at September 30, 2012 compared with $101.5 million, or 85% of total risk-based capital, at December 31, 2011.  Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $339.9 million, or 368% of total risk-based capital, at September 30, 2012 compared with $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

•
Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 14.3% to $1.18 billion compared with $1.37 billion at September 30, 2011. Certificate of deposit balances declined $142.0 million during the first nine months of 2012 to $882.3 million at September 30, 2012, from $1.02 billion at December 31, 2011. Demand deposits increased 0.3% during the first nine months of 2012 compared with the fourth quarter of 2011, and increased 6.4% compared with the first nine months of 2011.

•
Non-performing loans increased $8.4 million to $90.1 million at September 30, 2012, compared with $81.7 million at June 30 2012. The increase was primarily in the commercial real estate and residential real estate segments of our portfolio, partially offset by a decrease in the construction real estate segment.

•
Loans past due 30-59 days increased from $6.7 million at June 30, 2012 to $9.6 million at September 30, 2012 and loans past due 60-89 days decreased from $4.4 million at June 30, 2012 to $3.6 million at September 30, 2012.

•
Foreclosed properties were $48.8 million at September 30, 2012, compared with $54.4 million at June 30, 2012, and $44.9 million at September 30, 2011.  The Company acquired $3.4 million of OREO and sold $4.7 million of OREO during the third quarter of 2012. In addition, fair value write-downs of $4.3 million were recorded during the third quarter of 2012 to reflect declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies. Our ratio of non-performing assets to total assets increased to 10.8% at September 30, 2012, compared with 10.2% at June 30, 2012, and 6.64% at September 30, 2011.

•
In October 2012, PBI Bank entered into a new Consent Order with the FDIC and KDFI. Under the new order, the Bank agreed to maintain the capital levels required by the June 2011 order and also agreed should the capital levels not be reached, and if directed in writing by the FDIC, the Bank would develop a plan to immediately raise sufficient capital, or to sell or merge itself into another FDIC insured institution. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 order.

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

Recent Developments and Future Plans

During the first nine months of 2012, we reported net loss to common shareholders of $26.4 million.  This loss was primarily attributable to $33.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $31.8 million, OREO expense of $7.7 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had  lower net interest margin due to lower average loans outstanding, loans repricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $26.4 million, for the first nine months of 2012, compares with net loss to common shareholders of $50.8 million for the first nine months of 2011.

During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments for our change in strategy related to certain properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets. We also recorded a provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of September 30, 2012, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

•
Continuing with succession planning and adding resources to the management team.  In March 2012, the Board of Directors formed a search committee comprised of its five independent directors to identify and hire a President and CEO for PBI Bank.   John T. Taylor was named to these positions and appointed to the board of directors in July 2012.   Additionally, John R. Davis was appointed Chief Credit Officer of PBI Bank, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

•
Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.  To this end, we believe the opportunity exists for the centralization of key processes which will lead to improved execution and cost savings.

•
Raising capital by selling common stock through a public offering or private placement to existing and new investors.  At our 2012 annual meeting of shareholders, our shareholders approved an increase in our common shares authorized for issuance from 19 million shares to 86 million shares.  We continue to evaluate our opportunities to improve our capital structure and to increase common equity through the sale of additional common shares.  The Board of Directors has engaged an investment banking firm to assist in this evaluation and to explore options for the redemption of our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $1.1 billion at December 31, 2011, and $952 million at September 30, 2012.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis, who joined the team in August and now serves as Chief Credit Officer.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were in compliance at September 30, 2012 with construction and development loans representing 75% of total risk-based capital.  These loans totaled $69.3 million, or 75% of total risk-based capital, at September 30, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at September 30, 2012.  These loans totaled $339.9 million, or 368% of total risk-based capital, at September 30, 2012 and $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce these loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $69.3 million at September 30, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $214.5 million at September 30, 2012.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2010 and 2011.  This trend has continued into 2012.  The Bank acquired $90.8 million and $41.9 million during 2010 and 2011, respectively.  For the first nine months of 2012, we acquired $31.5 million of OREO.

o
We have incurred significant losses in disposing of this real estate.   We incurred losses totaling $13.9 million and $42.8 million in 2010 and 2011, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.  During the nine month period ended September 30, 2012, we incurred OREO losses totaling $6.6 million, which consisted of $1.5 million in loss on sale and $5.1 million from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continue to evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.  Proceeds from the sale or OREO totaled $17.6 million during the nine months ended September 30, 2012 and $25.0 and $26.0 million during fiscal 2010 and 2011, respectively.

o
At December 31, 2011 the OREO portfolio consisted of 75% construction, development, and land assets.  At September 30, 2012 this concentration had declined to 54%.  This is consistent with our reduction of construction, development and other land loans,  which have declined to $69.3 million at September 30, 2012 compared to $101.5 million at December 31, 2011.  Over the past nine months, the composition of our OREO portfolio has shifted to be more heavily weighted towards commercial real estate properties with a cash flow opportunity and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets.  Commercial real estate of this nature represents 31% of the portfolio at September 30, 2012 compared with 15% at December 31, 2011.  1-4 family residential properties represent 14% of the portfolio at September 30, 2012 compared with 7% at December 31, 2011.

•	Evaluating other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2012, compared with the same period of 2011:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)

Gross interest income	$13,987	$18,103	$(4,116)	(22.7)%
Gross interest expense	3,855	5,448	(1,593)	(29.2)
Net interest income	10,132	12,655	(2,523)	(19.9)
Provision for loan losses	25,500	8,000	17,500	218.8
Non-interest income	1,721	1,700	21	1.2
Non-interest expense	14,150	25,423	(11,273)	(44.3)
Net income (loss) before taxes	(27,797)	(19,068)	(8,729)	45.8
Income tax expense (benefit)	(65)	(6,906)	6,841	(99.1)
Net income (loss)	(27,732)	(12,162)	(15,570)	128.0

Net loss for the three months ended September 30, 2012 increased $15.6 million to $27.7 million compared with net loss of $12.2 million for the comparable period of 2011.  Provision for loan losses expense increased $17.5 million in the third quarter of 2012 compared with the same period in 2011 as the result of collateral value declines for certain larger collateral dependent commercial real estate credits as evidenced by new appraisals received during the quarter, higher net charge-offs, and a continued decline in credit trends in our portfolio. In addition, the third quarter 2012 provision for loan losses was negatively impacted by a strategy change during the third quarter of 2012 related to classified loans which we expect to more quickly remediate by litigation or foreclosure. For loans subject to this expectation, we applied an additional fair value discount to the underlying collateral in our impairment analysis estimates.  Net interest income decreased $2.5 million from the 2011 third quarter due to a 15 basis point decline in net interest margin due to lower earning asset levels, lower average rates, and higher non-performing assets. These results were partially off-set by a decrease in OREO expense of $11.8 million for the third quarter of 2012 compared with the same period of 2011 due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2012 compared with the same period of 2011:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)

Gross interest income	$44,554	$56,917	$(12,363)	(21.7)%
Gross interest expense	12,173	17,053	(4,880)	(28.6)
Net interest income	32,381	39,864	(7,483)	(18.8)
Provision for credit losses	33,250	26,800	6,450	24.1
Non-interest income	8,184	6,352	1,832	28.8
Non-interest expense	33,459	89,577	(56,118)	(62.6)
Net income (loss) before taxes	(26,144)	(70,161)	44,017	(62.7)
Income tax expense (benefit)	(65)	(18,809)	18,744	(99.7)
Net income (loss)	(26,079)	(51,352)	25,273	(49.2)

Net loss of $26.1 million for the nine months ended September 30, 2012 represented a decrease of $25.3 million from net loss of $51.4 million for the comparable period of 2011.  A non-recurring 100% goodwill impairment charge of $23.8 million was recorded during the first nine months of 2011. OREO expense decreased $32.8 million from the first nine months of 2011 due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense. Additionally, gain on sales of investment securities was $3.5 million for the first nine months of 2012 compared with $1.1 million for the first nine months of 2011. These improvements were partially offset by a decrease of $7.5 million in net interest income from the first nine months of 2011 due to an 11 basis point decline in net interest margin. In addition, provision for loan losses expense increased $6.5 million in the first nine months of 2012 compared with the same period in 2011 as the result of the continued decline in credit trends in our portfolio that resulted in higher net charge-offs compared to the previous period. More specifically, the 2012 provision for loan losses was negatively impacted by collateral value declines for certain larger collateral dependent commercial real estate credits as evidenced by new appraisals received during the period and a strategy change during the third quarter of 2012 related to classified loans which we expect to more quickly remediate by litigation or foreclosure. For loans subject to this expectation, we applied an additional fair value discount to the underlying collateral in our impairment analysis estimates.

Net Interest Income – Our net interest income was $10.1 million for the three months ended September 30, 2012, a decrease of $2.5 million, or 19.9%, compared with $12.7 million for the same period in 2011.  Net interest spread and margin were 3.09% and 3.23%, respectively, for the third quarter of 2012, compared with 3.22% and 3.38%, respectively, for the third quarter of 2011. Net interest income was $32.4 million for the nine months ended September 30, 2012, a decrease of $7.5 million, or 18.8%, compared with $39.9 million for the same period of 2011.  Net interest spread and margin were 3.19% and 3.35%, respectively, for the first nine months of 2012, compared with 3.30% and 3.46%, respectively, for the first nine months of 2011. Net average non-accrual loans were $90.2 million and $62.4 million in the first nine months of 2012 and 2011, respectively.

Average loans receivable declined approximately $219.0 million for the quarter ended September 30, 2012 compared with the third quarter of 2011.  This resulted in a decline in interest revenue of approximately $3.9 million for the quarter ended September 30, 2012 compared with the prior year period.  Average loans receivable declined approximately $193.4 million for the nine months ended September 30, 2012 compared with the first nine months of 2011.  This resulted in a decline in interest revenue of approximately $11.4 million for the nine months ended September 30, 2012 compared with the prior year period.  This decline in loan volume is attributable to soft loan demand in our markets as well as our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio.

Net interest margin decreased 15 basis points from our margin of 3.38% in the prior year third quarter.  The yield on earning assets declined 36 basis points from the third quarter of 2011, compared with a 23 basis point decline in rates paid on interest-bearing liabilities. Net interest margin for the first nine months of 2012 decreased 11 basis points from our margin of 3.46% in the first nine months of 2011 due primarily to lower average earning assets relative to average interest bearing liabilities. The yield on earning assets declined 33 basis points from the first nine months of 2011, compared with a 22 basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the third quarter of 2012 decreased 12 basis points from our margin of 3.35% in the second quarter of 2012, due primarily to lower average loan receivables and lower yield on loans, coupled with lower yield on investment securities. Average loan receivables declined $70.4 million from the second quarter of 2012, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio, and increased charge-offs. Yield on loans was adversely affected by an increase in interest foregone on non-accrual loans. Interest foregone on non-accrual loans totaled $1.1 million in the third quarter of 2012, compared with $1.3 million in the second quarter of 2012, and $790,000 in the first quarter of 2012. The decrease in yield on investment securities was the result of reinvestment of scheduled principal and interest payment proceeds and securities sales proceeds at lower rates. Yield on average earning assets for the third quarter of 2012 decreased 14 basis points from 4.59% in the second quarter of 2012, compared with a 3 basis points decrease in rates paid on interest-bearing liabilities from 1.39% in the second quarter of 2012.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,008,053	$12,797	5.05%	$1,227,024	$16,652	5.38%
Securities
Taxable	161,384	823	2.03	121,471	974	3.18
Tax-exempt (3)	28,075	220	4.80	31,471	298	5.78
FHLB stock	10,072	106	4.19	10,072	100	3.94
Other equity securities	1,359	14	4.10	1,400	13	3.68
Federal funds sold and other	52,921	27	0.20	114,946	66	0.23
Total interest-earning assets	1,261,864	13,987	4.45%	1,506,384	18,103	4.81%
Less: Allowance for loan losses	(51,594)			(37,818)
Non-interest earning assets	116,187			157,024
Total assets	$1,326,457			$1,625,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$899,118	$3,389	1.50%	$1,100,280	$4,546	1.64%
NOW and money market deposits	146,913	141	0.38	163,198	361	0.88
Savings accounts	39,426	38	0.38	36,567	59	0.64
Repurchase agreements	2,260	2	0.35	11,029	119	4.28
FHLB advances	6,129	50	3.25	17,364	138	3.15
Junior subordinated debentures	32,199	235	2.90	33,099	225	2.70
Total interest-bearing liabilities	1,126,045	3,855	1.36%	1,361,537	5,448	1.59%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	111,123			105,498
Other liabilities	8,260			7,500
Total liabilities	1,245,428			1,474,535
Stockholders’ equity	81,029			151,055
Total liabilities and stockholders’ equity	$1,326,457			$1,625,590

Net interest income		$10,132			$12,655

Net interest spread			3.09%			3.22%

Net interest margin			3.23%			3.38%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

Average Balance Sheets

The following table presents the average balance sheets for the nine month periods ended September 30, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,068,356	$40,998	5.13%	$1,261,790	$52,351	5.55%
Securities
Taxable	145,514	2,432	2.23	118,069	3,129	3.54
Tax-exempt (3)	26,059	666	5.25	28,754	826	5.91
FHLB stock	10,072	327	4.34	10,072	326	4.33
Other equity securities	1,359	43	4.23	1,400	39	3.72
Federal funds sold and other	55,230	88	0.21	138,980	246	0.24
Total interest-earning assets	1,306,590	44,554	4.59%	1,559,065	56,917	4.92%
Less: Allowance for loan losses	(52,674)			(35,459)
Non-interest earning assets	113,402			166,780
Total assets	$1,367,318			$1,690,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$935,061	$10,678	1.53%	$1,141,997	$14,223	1.67%
NOW and money market deposits	149,718	496	0.44	169,159	1,193	0.94
Savings accounts	38,567	120	0.42	36,699	182	0.66
Repurchase agreements	2,019	6	0.40	11,180	355	4.25
FHLB advances	6,523	161	3.30	16,711	419	3.35
Junior subordinated debentures	32,421	712	2.93	33,323	681	2.73
Total interest-bearing liabilities	1,164,309	12,173	1.40%	1,409,069	17,053	1.62%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,227			105,266
Other liabilities	7,565			6,782
Total liabilities	1,284,101			1,521,117
Stockholders’ equity	83,217			169,269
Total liabilities and stockholders’ equity	$1,367,318			$1,690,386

Net interest income		$32,381			$39,864

Net interest spread			3.19%			3.30%

Net interest margin			3.35%			3.46%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2012 vs. 2011			Nine Months Ended September 30, 2012 vs. 2011
	Increase (decrease) due to change in		Net Change	Increase (decrease) due to change in		Net Change
	Rate	Volume		Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,024)	$(2,831)	$(3,855)	$(3,732)	$(7,621)	$(11,353)
Securities	(490)	261	(229)	(1,450)	593	(857)
FHLB stock	6	—	6	1	—	1
Other equity securities	1	—	1	5	(1)	4
Federal funds sold and other	(6)	(33)	(39)	(23)	(135)	(158)
Total decrease in interest income	(1,513)	(2,603)	(4,116)	(5,199)	(7,164)	(12,363)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(375)	(782)	(1,157)	(1,115)	(2,430)	(3,545)
NOW and money market accounts	(187)	(33)	(220)	(573)	(124)	(697)
Savings accounts	(26)	5	(21)	(71)	9	(62)
Federal funds purchased and repurchased agreements	(63)	(54)	(117)	(183)	(166)	(349)
FHLB advances	4	(92)	(88)	(7)	(251)	(258)
Junior subordinated debentures	16	(6)	10	50	(19)	31
Total decrease in interest expense	(631)	(962)	(1,593)	(1,899)	(2,981)	(4,880)
Increase (decrease) in net interest income	$(882)	$(1,641)	$(2,523)	$(3,300)	$(4,183)	$(7,483)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Service charges on deposit accounts	$563	$690	$1,673	$1,979
Income from fiduciary activities	261	237	803	738
Bank card interchange fees	180	168	553	500
Other real estate owned rental income	180	93	242	147
Secondary market brokerage fees	27	32	75	184
Gains on sales of loans originated for sale	138	123	260	664
Gains on sales of investment securities, net	—	—	3,530	1,108
Other	372	357	1,048	1,032
Total non-interest income	$1,721	$1,700	$8,184	$6,352

Non-interest income for the third quarter ended September 30, 2012 increased $21,000, or 1.2%, compared with the third quarter of 2011.  The increase in non-interest income between the three month comparative periods was primarily due to increased income from fiduciary activities, bank card interchange fees, OREO rental income, and gains on sales of loans originated for sale. These increases were partially offset by lower service charges on deposit accounts, primarily due to decreased overdraft fees due to lower volumes than in past periods. For the nine months ended September 30, 2012, non-interest income increased by $1.8 million to $8.2 million compared with $6.4 million for the same period of 2011. The increase in non-interest income for the nine months ended September 30, 2012 was primarily due to increased gains on sales of investment securities, partially offset by lower service charges on deposit accounts due to lower transaction volume, and lower gains on sales of loans originated for sale due to fewer loans guaranteed by the USDA or SBA originated for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Salary and employee benefits	$4,264	$3,780	$12,558	$12,084
Occupancy and equipment	971	957	2,826	2,910
Goodwill impairment charge	—	—	—	23,794
Other real estate owned expense	5,204	17,029	7,666	40,505
FDIC insurance	559	930	2,264	2,640
Loan collection expense	792	802	1,738	1,989
Professional fees	776	329	1,699	963
State franchise tax	496	582	1,680	1,746
Communications	175	176	523	509
Postage and delivery	108	117	339	368
Office supplies	96	93	274	273
Advertising	44	93	105	282
Other	665	535	1,787	1,514
Total non-interest expense	$14,150	$25,423	$33,459	$89,577

Non-interest expense for the third quarter ended September 30, 2012 decreased $11.3 million, or 44.3%, compared with the third quarter of 2011. For the nine months ended September 30, 2012, non-interest expense decreased $56.2 million, or 62.6%, to $33.5 million compared with $89.6 million for the first nine months of 2011. The decreases in non-interest expense for the third quarter and nine months ended September 30, 2012, were primarily attributable to decreased other real estate owned expense due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense; and lower FDIC insurance due to decreased deposit levels. Additionally, non-interest expense the first nine months of 2011 included a non-recurring 100% goodwill impairment charge of $23.8 million. These improvements were partially off-set by higher salaries and employee benefits expense due primarily to additions to staff in our credit administration and workout divisions, and higher professional fees due primarily to increased audit and accounting fees, and loan review fees.

Income Tax Expense – Income tax benefit was $6.9 million and $18.8 million, or 36.2% and 26.8% of pre-tax loss, for the three and nine months ended September 30, 2011, respectively. The income tax benefit of $65,000 recorded during the three and nine months ended September 30, 2012 is an adjustment to the prior year’s tax benefit. The income tax effect on net loss before taxes for the nine months ended September 30, 2012, increased our deferred tax assets and related valuation allowance by $9.5 million. See Footnote 9, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Federal statutory rate times financial statement income	$(9,729)	$(6,673)	$(9,150)	$(24,556)
Effect of:
Net operating loss carry-forward	9,760	—	9,376	—
Tax-exempt income	(78)	(105)	(237)	(290)
Goodwill impairment charge	—	—	—	6,169
Non-taxable life insurance income	(26)	(29)	(78)	(78)
Vesting of restricted stock	—	—	—	26
Federal tax credits	—	(11)	—	(34)
Other, net	8	(88)	24	(46)
Total	$(65)	$(6,906)	$(65)	$(18,809)

Analysis of Financial Condition

Total assets decreased $169.4 million, or 11.6%, to $1.29 billion at September 30, 2012, from $1.46 billion at December 31, 2011.  This decrease was primarily attributable to decreases of $185.7 million and $24.2 million in net loans and cash and cash equivalents, respectively. These decreases were partially offset by increases of $39.3 million in securities available for sale. The decrease in net loans was due to loan payoffs outpacing loan funding, net loan charge-offs of $31.8 million, and efforts to move impaired loans through the collection, foreclosure, and disposition process. The decrease in cash and cash equivalents was due to cash outflows related to maturing time deposits. The increase in securities available for sale was primarily related to the reinvestment of cash equivalents and loan cash flows into securities available for sale rather than new loans.

Loans Receivable – Loans receivable decreased $184.2 million, or 16.2%, during the nine months ended September 30, 2012 to $952 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $127.6 million, or 18.6%, during the nine months and comprised 58.8% of the total loan portfolio at September 30, 2012. The decline in loans receivable was attributable to net charge-offs of $31.8 million, transfers to OREO of $31.5 million, and loan payoffs outpacing loan funding by approximately $64.3 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2012		2011
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$56,050	5.89%	$71,216	6.27%
Commercial Real Estate
Construction	69,306	7.28	101,471	8.93
Farmland	84,426	8.87	90,958	8.01
Other	350,129	36.78	423,844	37.31
Residential Real Estate
Multi-family	56,065	5.89	60,410	5.31
1-4 Family	287,613	30.22	337,350	29.70
Consumer	21,813	2.29	26,011	2.29
Agriculture	25,661	2.70	23,770	2.09
Other	748	0.08	993	0.09
Total loans	$951,811	100.00%	$1,136,023	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets.

The following table sets forth information with respect to non-performing assets as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$1,486	$1,350
Non-accrual loans	88,632	92,020
Total non-performing loans	90,118	93,370
Real estate acquired through foreclosure	48,837	41,449
Other repossessed assets	5	5
Total non-performing assets	$138,960	$134,824
Non-performing loans to total loans	9.47%	8.22%
Non-performing assets to total assets	10.81%	9.26%
Allowance for non-performing loans	$11,100	$11,382
Allowance for non-performing loans to non-performing loans	12.32%	12.19%

Nonperforming loans at September 30, 2012, were $90.1 million, or 9.47% of total loans, compared with $59.8 million, or 4.96% of total loans, at September 30, 2011, and $93.4 million, or 8.22% of total loans at December 31, 2011.

Loans past due 30-59 days decreased from $17.3 million at December 31, 2011 to $9.6 million at September 30, 2012.  Loans past due 60-89 days decreased from $3.9 million at December 31, 2011 to $3.6 million at September 30, 2012. This represents an $8.1 million decrease from December 31, 2011 to September 30, 2012, in loans past due 30-89 days.  These decreases were primarily in the 1-4 family residential real estate, and commercial segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring – A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral.

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

At September 30, 2012, we had 127 restructured loans totaling $117.5 million with borrowers who experienced deterioration in financial condition compared with 114 loans totaling $113.7 million at December 31, 2011. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties.  Of these loans, 6 loans totaling approximately $5.7 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $2.1 million of commercial loans.

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

Foreclosed Properties – Foreclosed properties at September 30, 2012 were $48.8 million compared with $44.9 million at September 30, 2011 and $41.4 million at December 31, 2011.  See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first nine months of 2012, we acquired $31.5 million of OREO properties, and sold properties totaling approximately $19.1 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to OREO.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser.  We obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

Net loss on sales, write-downs, and operating expenses for OREO totaled $7.7 million for the nine months ended September 30, 2012, compared with $40.5 million for the same period of 2011. During the three months ended September 30, 2012, fair value write-downs of $4.3 million were recorded to reflect declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies. The 2011 results were significantly impacted by our determination in the 2011 second quarter that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain condominium projects were going to require extended holding periods to sell the properties at their most recent appraised values.  Accordingly, during June 2011, the Company sold, in a single transaction, 54 finished condominium property units from several condominium developments in our OREO portfolio, with a carrying value of approximately $11.0 million for $5.2 million, resulting in a pre-tax loss of $5.8 million.  In addition, management adjusted its valuations for similar condominium and residential development properties held in other real estate through provision of an allowance of $10.6 million on other real estate held, with the objective of marketing these properties more aggressively.

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

Our loan loss reserve, as a percentage of total loans at September 30, 2012, increased to 5.68% from 3.27% at September 30, 2011, and from 4.63% at December 31, 2011.  Provision for loan losses increased $17.5 million to $25.5 million for the third quarter of 2012 compared with $8.0 million for the third quarter of 2011. Provision for loan losses increased $6.5 million to $33.3 million for the nine months ended September 30, 2012 compared with $26.8 million for the same nine months of 2011. The increase in the third quarter of 2012 is attributable to the continued decline in credit trends in our portfolio that resulted in higher net charge-offs compared to the prior period. More specifically, the 2012 provision for loan losses was negatively impacted by collateral value declines for certain larger commercial real estate loans as evidenced by new appraisals received during the third quarter.  In addition, the third quarter 2012 provision for loan losses was negatively impacted by a strategy change during the third quarter related to classified loans which we expect to more quickly remediate by litigation or foreclosure.  For loans subject to this expectation, we applied an additional fair value discount to the underlying collateral in our impairment analysis estimates as it has been our experience that resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment.

Net loan charge-offs for the third quarter of 2012 were $23.1 million, or 2.29% of average loans, compared with $7.2 million, or 0.59% of average loans, for the third quarter of 2011, and $6.4 million, or 0.59% of average loans, for the second quarter of 2012. Net charge-offs for the nine months ended September 30, 2012, were $31.8 million, or 2.98% of average loans, compared with $21.6 million, or 1.71% of average loans, for the first nine months of 2011. Our allowance for loan losses to non-performing loans was 59.94% at September 30, 2012, compared with 56.31% at December 31, 2011, and 66.05% at September 30, 2011.  The change in this metric between periods is attributable to the fluctuation in historical loss experience, qualitative factors, non-accrual loans, and provision expense.  We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Our allowance for non-performing loans to non-performing loans was 12.3% at September 30, 2012 compared with 13.9% at September 30, 2011, and 12.2% at December 31, 2011.

An analysis of changes in allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2012 and 2011, and for the year ended December 31, 2011 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2012	2011	2011
	(dollars in thousands)
Balance at beginning of period	$51,594	$38,717	$52,579	$34,285	$34,285
Provision for loan losses	25,500	8,000	33,250	26,800	62,600
Recoveries	412	142	697	237	340
Charge-offs	(23,487)	(7,367)	(32,507)	(21,830)	(44,646)
Balance at end of period	$54,019	$39,492	$54,019	$39,492	$52,579

Allowance for loan losses to period-end loans	5.68%	3.27%	5.68%	3.27%	4.63%
Net charge-offs to average loans	2.29%	0.59%	2.98%	1.71%	3.56%
Allowance for loan losses to non-performing loans	59.94%	66.05%	59.94%	66.05%	56.31%

Liabilities – Total liabilities at September 30, 2012 were $1.23 billion compared with $1.37 billion at December 31, 2011, a decrease of $141.8 million, or 10.3%. This decrease was primarily attributable to a decrease in deposits of $146.2 million, or 11.0%, to $1.18 billion at September 30, 2012 from $1.32 billion at December 31, 2011. Certificate of deposit balances declined $142.0 million during the first nine months of 2012 to $882.3 million at September 30, 2012 from $1.02 billion at December 31, 2011. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $1.2 million, or 16.2%, to $6.0 million at September 30, 2012, from $7.1 million at December 31, 2011.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$112,227	–	$106,769
Interest checking	86,758	0.40%	89,103	0.74%
Money market	62,960	0.50	81,925	0.96
Savings	38,567	0.42	36,511	0.62
Certificates of deposit	935,061	1.53	1,120,154	1.65
Total deposits	$1,235,573	1.22%	$1,434,462	1.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2012		2011
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$488,335	1.42%	$569,667	1.59%
$100,000 or more	446,726	1.64%	550,487	1.71%
Total	$935,061	1.53%	$1,120,154	1.65%

The following table shows at September 30, 2012 and December 31, 2011 the amount of our time deposits of $100,000 or more by time remaining until maturity:

	As of	As of
	September 30,	December 31,
Maturity Period	2012	2011
	(in thousands)
Three months or less	$94,750	$77,118
Three months through six months	92,379	65,359
Six months through twelve months	74,693	167,811
Over twelve months	160,228	183,056
Total	$422,050	$493,344

Liquidity

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that we meet our cash flow needs at a reasonable cost. We maintain an investment and funds management policy, which identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. Our Asset Liability Committee regularly monitors and reviews our liquidity position.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. At September 30, 2012, and December 31, 2011, these deposits totaled $104.1 million and $118.4 million, respectively. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. It is our intent to redeem brokered deposits at maturity. The following table shows at September 30, 2012, the amount of our brokered certificates of deposit by time remaining to maturity (in thousands):

Three months or less	$89,073
Six months through twelve months	15,000
Total	$104,073

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2012, our additional borrowing capacity with the FHLB was $19.9 million. Any new advances are limited to a one year maturity or less.

We also have federal funds borrowing lines from major correspondent banks totaling $5.0 million on an unsecured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $3.8 million at September 30, 2012. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to management fees from affiliate banks, earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at September 30, 2012, totaling $3.8 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be $1.5 million for 2012. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. The reduction in expected expenses for 2012 from actual cash expenses for 2011 is primarily the result of deferring payments on our Series A preferred stock issued to the U.S. Treasury and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was completed.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  At September 30, 2012, cumulative accrued and unpaid dividends on this stock totaled $2.0 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At September 30, 2012, cumulative accrued and unpaid interest on our junior subordinated notes totaled $707,000.

Stockholders’ equity decreased $27.5 million to $55.0 million at September 30, 2012, compared with $82.5 million at December 31, 2011. The decrease was due the current year net loss, further reduced by dividends declared on cumulative preferred stock and net reduction in unrealized gain on available for sale securities.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				September 30, 2012		December 31, 2011
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	7.03%	7.78%	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	10.01	9.85	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	5.00	5.53	6.53	6.23

At September 30, 2012, PBI Bank’s Tier 1 leverage ratio was 5.53%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 9.85%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2012, and December 31, 2011. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 4.3% at September 30, 2012, compared with an increase of 5.8% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 8.3% at September 30, 2012, compared with an increase of 10.9% at December 31, 2011, and is within the risk tolerance parameters of our risk management policy.
The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2012, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$3,085	8.31%
+ 100 basis points	1,592	4.29

We did not run a model simulation for declining interest rates as of September 30, 2012, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

As a result of regulatory examination and audit processes applied to our loan grading activities shortly before and after year end 2011, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, our loan review had not sufficiently covered all loans subject to potential grading error throughout the 2011 fiscal year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.  Accordingly, we determined the controls regarding the determination of loan grades were not operating effectively as of December 31, 2011.  Our management, overseen by the Audit Committee, worked throughout the first nine months of 2012 and continues to work to implement steps to improve the control weaknesses for loan grading discovered in the closing process for the year and quarter ended December 31, 2011.

These enhanced procedures include:

•	Completion of additional independent internal and external loan reviews of the portfolio to ensure accurate grading from March 2012 through September 2012.
•	Review of the portfolio by assigned loan officer for proper grading.
•	Analytical review of the portfolio by management based upon payment performance.
•	Retention of John R. Davis to serve as Chief Credit Officer overseeing credit administration and credit quality policy and procedures.
•
Implementation of a centralized loan administration and analysis team within the credit department to ensure more timely and regular review of grading, performance metrics, financial information, and collateral.

During the first nine months of 2012, we took steps to resolve the material weakness by changing our procedures for loan grading, as discussed above. Notwithstanding the steps taken during this period, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings.  Except as described in Footnote 13, “Contingencies” in the Notes to our consolidated financial statement, in the opinion of management, there is no known legal proceeding pending which an adverse decision would be expected to result in a material adverse change in our business or consolidated financial position. See Footnote 13, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits
The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement, 2006 Stock Incentive Plan.

10.2	Employment Agreement of John R. Davis, incorporated by reference to 8-K filed
September 19, 2012.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 13, 2012	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
Chairman & Chief Executive Officer

November 13, 2012	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief
Accounting Officer