Form 10-K
period 2012-12-31
Porter Bancorp, Inc.
filed 2013-02-28
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

   Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2012, was $8,654,366 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of January 31, 2013, was 12,144,989.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2013 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We are the eighth largest independent banking organization domiciled in the state of Kentucky based on total assets. Through our wholly-owned subsidiary PBI Bank, we operate 18 full-service banking offices in twelve counties in Kentucky.  Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties.  We also have an office in Lexington, the second largest city in Kentucky. PBI Bank is both a traditional community bank with a wide range of commercial and personal banking products, including wealth management and trust services, and an on-line bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.  As of December 31, 2012, we had total assets of $1.2 billion, total loans of $899.1 million, total deposits of $1.1 billion and stockholders’ equity of $47.2 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman emeritus, and Maria L. Bouvette, our chairman and chief executive officer. In 2005, we completed a reorganization in which we consolidated our subsidiary banks into a single bank. On December 31, 2005, we renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area. We completed our initial public offering in September 2006.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for cash consideration of $35.0 million, (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share.

In 2010, we completed a $32.0 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Non−Voting Cumulative Mandatorily Convertible Perpetual Preferred Shares, Series C (“Series C Preferred Stock”) and (iii) warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share. See Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital.

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

▪
Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky and the twenty-seventh largest city in the United States. The Louisville metropolitan area includes the consolidated Louisville/Jefferson County and 12 surrounding Kentucky and Southern Indiana counties with an estimated 1.3 million residents in 2011. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman and YUM! Brands.

▪
Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky with an estimated countywide population of over 302,000 in 2011. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its Bluegrass horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.”  It is also the home of the University of Kentucky and Transylvania University. The area’s employers include Toyota, Lexmark, IBM Global Services and Valvoline.

▪
Southern Kentucky: This market includes Bowling Green, the third largest city in Kentucky, located about 60 miles north of Nashville, Tennessee.  Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of the area. This market also includes thriving communities in the contiguous Barren County, including the city of Glasgow. The combined population of Warren and Barren counties was approximately 158,000 in 2011. Major employers in Barren and Warren Counties include GM’s Corvette plant and several other automotive facilities and R.R. Donnelley’s regional printing facility.

▪
Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. Daviess County had an estimated countywide population of approximately 97,000 in 2011. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

▪
South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties, which had a combined population of approximately 78,000 in 2011. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

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

Employees

At December 31, 2012, the Company had 278 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

Supervision and Regulation

Consent Order and Formal Written Agreement. On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. PBI Bank agreed to obtain the written consent of both agencies before declaring or paying any future dividends. As a practical matter, PBI Bank will not be able to pay dividends to Porter Bancorp for the foreseeable future. The consent order also establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.  At December 31, 2012, the Bank’s Tier 1 leverage ratio declined to 5.4% and its total risk-based capital ratio declined to 9.8%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order. At December 31, 2012, Porter Bancorp’s leverage ratio was 4.5% and its total risk-based capital ratio was 9.8%. We are continuing our efforts to strengthen our capital levels and comply with the Consent Order as outlined in the written capital plan submitted by the Bank to its regulators in December 2012.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to fully meet the capital requirements.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of December 31, 2012, the capital ratios required by the Consent Order were not met.

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

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule- making by federal agencies. The Company is monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company cannot currently be determined, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Company’s operations.

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

U.S. Treasury Capital Purchase Program.  On November 21, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”), established under the Emergency Economic Stabilization Act of 2008 (“EESA”), Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 330,561 shares (adjusted for stock dividends) of Porter Bancorp’s common stock, at an exercise price of $15.88 per share (adjusted for stock dividends), subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the quarterly dividend level at the time of the transaction without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards) and grants registration rights to the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued upon any exercise of the Warrant. The U.S. Treasury has notified us that it intends to sell at auction the shares of Series A Preferred Stock issued by the Company. We do not know, at this time, the U.S. Treasury’s timeline for such a sale.

The American Recovery and Reinvestment Act (“ARRA”) was enacted on February 17, 2009.  ARRA imposes certain executive compensation and corporate governance obligations on all current and future CPP recipients, including Porter Bancorp, until the institution has redeemed the preferred stock. On June 15, 2009, under the authority granted to it under EESA and ARRA, the U. S. Treasury issued an interim final rule under Section 111 of EESA, as amended by ARRA, regarding compensation and corporate governance restrictions that would be imposed on CPP recipients, effective June 15, 2009. As a CPP recipient with currently outstanding CPP obligations, we are subject to the compensation and corporate governance restrictions and requirements set forth in the interim final rule.  The restrictions and requirements provided for in the implementing regulations are generally as follows: (1) required us to establish an independent compensation committee, (2) required us to adopt a corporate policy on luxury or excessive expenditures; (3) requires our compensation committee to conduct semi-annual risk assessments to assure that our compensation arrangements do not encourage “unnecessary and excessive risks” or the manipulation of earnings to increase compensation; (4) requires us to recoup or “clawback” any bonus, retention award or incentive compensation paid by us to a senior executive officer or any of our next 20 most highly compensated employees, if the payment was based on financial statements or other performance criteria that are later found to be materially inaccurate; (5) prohibits us from making severance payments or “golden parachutes” to any of our senior executive officers or next five most highly compensated employees; (6) prohibits us from paying or accruing bonuses, retention awards or incentive compensation, except for certain long-term stock awards, to our five most highly compensated employees; (7) prohibits us from providing tax gross-ups to any of our senior executive officers or next 20 most highly compensated employees; (8) requires us to provide enhanced disclosure of perquisites to the FDIC and the U.S. Treasury; (9) requires us to disclose to the FDIC and the U.S. Treasury the use and role of compensation consultants; (10) requires our chief executive officer and chief financial officer to provide period certifications about our compensation practices and compliance with the interim final rule; and (11) requires us to provide an annual non-binding shareholder vote, or “say-on-pay” proposal, to approve the compensation of our named executives, consistent with regulations promulgated by the Securities and Exchange Commission. On January 12, 2010, the SEC adopted final regulations setting forth the parameters for such say-on pay proposals for public company CPP participants. The U.S. Treasury has notified us that it intends to sell at auction the shares of Series A Preferred Stock issued by the Company. We do not know the U.S. Treasury’s timeline for that sale. If the U.S. Treasury completes such a sale, most of the compensation restrictions described above will no longer apply to the Company and the Bank.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. PBI Bank did not pay any dividends in 2012.

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

PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9%. As of December 31, 2012, PBI Bank’s ratio of total capital to total risk-weighted assets was 9.8% and its ratio of Tier 1 capital to total assets was 5.4%, both under the ratios required by the Consent Order.

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

On November 12, 2009, the FDIC amended the final rule adopted on May 22, 2009 to restore losses to the DIF. The new rule required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all 2010, 2011, and 2012. An institution’s assessment is calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC incorporated a uniform 3 basis point increase effective January 1, 2011. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for 2010 through 2012. The entire amount of the prepaid assessment was recorded as a prepaid expense. As of December 31, 2009, and each quarter thereafter, each institution is to record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. At December 31, 2012, our prepaid assessment was exhausted.

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

Temporary Liquidity Guarantee Program. Under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the FDIC guaranteed U.S. depository institutions’ transaction accounts and certain qualifying senior unsecured debt. We participated in the TLGP’s Transaction Account Guarantee Program (TAGP), which provided that all non-interest bearing transaction accounts maintained at PBI Bank were insured in full by the FDIC, regardless of the standard maximum deposit insurance amounts.  Although the guarantee of non-interest bearing transaction account deposits under the TLGP ended on June 30, 2010, the Dodd-Frank Act provided for unlimited FDIC deposit insurance coverage on non-interest bearing transaction accounts at all insured institutions, regardless of participation in the TLGP, until January 1, 2013.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. We did not meet the capital ratios required by the Consent Order as of December 31, 2012.

Bank regulatory agencies can exercise discretion when an institution does not meet minimum regulatory capital levels and the other terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business. Compliance with the Consent Order also increases our operating expense, and adversely affects our financial performance.

We have made commitments to the banking regulators to raise additional capital. Our inability to increase our capital to the levels required by our bank regulatory agreements could have a material adverse effect on our business.

We recorded a net loss to common shareholders of $33.4 million in 2012.  The net loss for 2012 was due in part to provision for loan losses of $40.3 million, and $10.5 million of expense related to other real estate owned.

Our losses, driven by asset impairments, nonperforming loan costs, and other real estate owned expenses, have reduced our capital below the levels agreed upon with our banking regulators. While we believe we have recognized the probable losses in our portfolio, the continuing weakness in the real estate market makes it difficult to determine the degree to which additional performing loans will deteriorate to weakened credit status. Further credit deterioration could result in additional losses and a reduction in capital levels.

In its consent order with the FDIC and the KDFI, PBI Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9%. As of December 31, 2012, PBI Bank’s ratio of total capital to total risk-weighted assets was 9.8% and its ratio of Tier 1 capital to total assets was 5.4%, both below the ratios required by the consent order.

We have agreed with and submitted to the FDIC, the KDFI and the Federal Reserve Bank of St. Louis a plan to restore our capital ratios to levels that comply with our regulatory agreements. We are evaluating various specific initiatives to increase our regulatory capital and reduce our total assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance, including the management of our revenue, expenses, levels of average assets, credit quality, and levels of other real estate owned. We may not have access to capital on acceptable terms or at all.  Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations.  In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

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

Although the economic slowdown that the United States has experienced since 2008 has begun to reverse and the markets have generally improved, businesses across a wide range of industries continue to face serious difficulties due to the lack of consumer spending and the lack of liquidity in the global credit markets. Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans and other products and services offered by us;
●	A decrease in the value of collateral securing our loans;
●	An impairment of certain intangible assets, such as core deposit intangibles; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

The general business environment has had an adverse effect on our business during the past four years. Although the general business environment has shown some improvement, there can be no assurance that such improvement can be sustained.  In addition, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors.  Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, or if economic conditions worsen or remain volatile, our business, financial condition or results of operations could be adversely affected.

A large percentage of our loans are collateralized by real estate, and prolonged weakness in the real estate market may result in losses and adversely affect our profitability.

Approximately 89.3% of our loan portfolio as of December 31, 2012, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions since 2008 have decreased demand for real estate which has depressed real estate values in our markets. Persistent weakness in the real estate market could continue to significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We have a significant percentage of real estate construction and development loans, which carry a higher degree of risk. Persistent weakness in the residential construction and commercial development real estate markets has increased the non-performing assets in our loan portfolio and our provision expense for losses on loans.  These impacts have had, and could continue to have a material adverse effect on our capital, financial condition and results of operations.

Approximately 7.8% of our loan portfolio as of December 31, 2012, consisted of real estate construction and development loans. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

Residential construction and commercial development real estate activity in our markets continues to be affected by challenging economic conditions. Prolonged weakness in these sectors may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severity of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer the current economic conditions persist, the more likely they are to adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. If adverse economic conditions persist, these trends could continue to worsen. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb probable incurred losses in our loan portfolio based on historical loan loss experience, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective, and their accuracy depends on the outcome of future events. Changes in economic, operating and other conditions that are generally beyond our control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies have from time to time required us to increase our provision for loan losses or to recognize additional loan charge-offs when their judgment has differed from ours.  Any of these events could have a material negative impact on our operating results.

Our levels of additional classified loans and non-performing assets may increase in the foreseeable future if economic conditions remain weak and cause more borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, are likely to decline if the real estate markets remain weak, making us less likely to realize a full recovery if a borrower defaults on a loan. Any additional increases in the level of our non-performing assets, loan charge-offs or provision for loan losses, or our inability to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, and results of operations and the trading price of our securities.

We have had difficulty maintaining effective internal controls over loan grading.

As of December 31, 2011, management determined that our controls regarding the determination of loan grades were not operating effectively. Specifically, our internal control process surrounding loan grades, which consists of a combination of internal and external loan review activities, identified and corrected the grades for the majority of loans that were not initially graded correctly. However, we determined that such loan review did not sufficiently cover all loans subject to potential grading error during 2011.  We expanded the scope of our controls to cover the remainder of the portfolio and adjusted our allowance for loan losses as of December 31, 2011 to take the additional findings into consideration.  Although the Company has determined as of December 31, 2012 that this weakness has been remediated, it is possible that we could have additional internal control weakness in this area in future periods.

If we experience greater credit losses than anticipated, our operating results may be adversely affected.

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

During recent years, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (OREO).  This increase in our OREO portfolio has increased the expenses we have incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale. We expect that our operating results in 2013 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, as well as by the funding costs associated with assets that are tied up in OREO.

Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current may change during periods of market volatility, such as we have experienced since 2008.
Any further decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our evaluations require it.

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as bulk sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of our OREO properties. In addition, our disposition of OREO through alternative sales strategies could impact the fair value of comparable OREO properties remaining in our portfolio.

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

Our stock has traded from time-to-time at a price below our book value per share. Accordingly, a sale of common shares at or below our stock price would be dilutive to current shareholders.

As a bank holding company, we depend on dividends and distributions paid by our banking subsidiary.

Porter Bancorp is a legal entity separate and distinct from PBI Banks and our other subsidiaries. Our principal source of cash flow, from which we would fund any dividends paid to our shareholders, has historically been dividends Porter Bancorp receives from PBI Bank. Regulations of the FDIC and the KDFI govern the ability of PBI Bank to pay dividends and other distributions to us, and regulations of the Federal Reserve govern our ability to pay dividends or make other distributions to our shareholders. In its consent order with the FDIC and the KDFI, PBI Bank agreed not to pay dividends to us without the prior consent of those regulators. During 2011, Porter Bancorp contributed $13.1 million to PBI Bank. The contribution, which was made to strengthen PBI Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order, also substantially decreased the liquid assets of Porter Bancorp. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.9 million at December 31, 2011, and to $3.5 million at December 31, 2012. Since PBI Bank is unlikely to be in a position to pay dividends to Porter Bancorp for the foreseeable future, cash inflows for Porter Bancorp are limited to earnings on investment securities, sales of investment securities, and interest on its deposits held at PBI Bank. These cash inflows, along with the liquid assets held at December 31, 2012, are needed to cover ongoing operating expenses of Porter Bancorp, which have been reduced and are budgeted at $1.1 million for 2013. Parent company liquidity could be improved by raising capital. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We may not pay dividends on your common stock and we have agreed with the Federal Reserve to obtain its written consent before declaring or paying any future dividends.

Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare from funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we currently do not pay a cash dividend and we are not required to do so.  Also, because we have issued preferred stock to the U.S. Treasury under its Capital Purchase Program (“CPP”), our ability to increase our dividend or to repurchase our common stock is limited for so long as any securities issued under such program remain outstanding, as discussed in greater detail in the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. There can be no assurance that we will pay dividends to our shareholders in the future, or if dividends are paid, that we will increase our dividend to historical levels or otherwise. Our ability to pay dividends to our shareholders is not only subject to limitations imposed by the terms of the CPP, but also by limitations and guidance issued by the Federal Reserve.  For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends, in certain situations, such as when declaring or paying a dividend that would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend that could result in a material adverse change to the organization’s capital structure. In addition, Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, Porter Bancorp cannot pay dividends for the foreseeable future.

We may not be able to realize the value of our tax losses and deductions.

Due to our losses, we have a net operating loss carry-forward of $15.0 million, credit loss carry-forwards of $692,000, and other net deferred tax assets of $28.2 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2011. Should the Company issue new shares to raise additional capital, a change in control could be triggered, as defined by Section 382 of the Internal Revenue Code, which could negatively impact or limit the ability to utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

Our issuance of securities to the U.S. Department of the Treasury may limit our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate increases substantially after five years if we do not redeem the shares by that time.

On November 21, 2008, we sold $35 million of senior preferred stock to the U.S. Treasury as part of the Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008.  Unless we are able to redeem the preferred stock by November 21, 2013, the dividends on this capital will increase substantially at that point, from 5% (approximately $1.75 million annually) to 9% (approximately $3.15 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital, liquidity and earnings available to common shareholders.

The terms of the transaction with the U.S. Treasury limit our ability to pay dividends and repurchase our shares. We will not be able to pay any dividends on our common stock unless and until we are current on our dividend payments on the preferred shares. Effective with the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on this preferred stock. These restrictions may have an adverse effect on the market price of our common stock.

The U.S. Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

In addition to the restrictions our ability to pay dividends or repurchase our stock, our preferred stock purchase agreement with the U.S. Treasury authorizes the U.S. Treasury to unilaterally amend the agreement to the extent required to comply with any future changes in federal statutes.  Following our November 21, 2008 issuance of senior preferred stock to the U.S. Treasury, the agreement was amended to impose restrictions on the conduct of our business, including restrictions on the compensation we can pay to executive officers and corporate governance requirements. These restrictions could have an adverse impact on the conduct of our business, as could any additional amendments in the future that impose further requirements or amend existing requirements.

Our chairman and chairman emeritus together have sufficient voting power to elect or remove our directors, to determine the vote on any matter that requires shareholder approval, and otherwise control our company. In exercising their voting power, they may act according to their own interests, which may be adverse to your interests.

As of December 31, 2012, J. Chester Porter and Maria L. Bouvette together beneficially owned approximately 6,072,216 shares, or 50.6% of our outstanding common stock.  Mr. Porter has made arrangements that provide for Ms. Bouvette to retain voting control of his common stock in the event of death or incapacity. Ms. Bouvette has made similar arrangements that provide for a committee including Mr. Porter and two of her siblings to retain voting control of her common stock in the event of death or incapacity. Accordingly, Mr. Porter and Ms. Bouvette currently have the power to exercise control over our business and affairs and to determine the outcome of any matter submitted to a vote of our shareholders, including the election and removal of a majority of our board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They could remove directors who take actions or make decisions they oppose but are favored by our other shareholders. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated control that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

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

Additionally, pursuant to the Dodd-Frank Act, the FDIC amended its regulations regarding assessment for federal deposit insurance to base such assessments on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Prior to this change, we were assessed only on deposit balances. The FDIC adopted a rule implementing this change, as well as adopting a revised risk-based assessment calculation in February 2011. The FDIC has also proposed a rule tying assessment rates of FDIC-insured institutions to the institution’s employee compensation programs. The exact nature and cumulative effect of these recent changes are not yet known, but they are expected to increase the amount of premiums we must pay for FDIC insurance. Any such increase may adversely affect our business, financial condition or results of operations.

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

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers. The Dodd-Frank Act, legislation governing participants in the U.S. Treasury’s CPP program and the policies of bank regulatory agencies have placed restrictions on our executive compensation practices. Such restrictions and standards may further impact our company’s ability to compete for talent with other businesses and financial institutions that are not subject to the same limitations as we are. The loss of the services of members of our senior management or other key officers or our inability to attract additional qualified personnel as needed could materially harm our business.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses, intangible assets, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our other intangible assets or significantly increase our accrued income taxes.

While management continually monitors and improves our system of internal controls, data processing systems, and corporate wide processes and procedures, we may suffer losses from operational risk in the future.

Management maintains internal operational controls, and we have invested in technology to help us process large volumes of transactions. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

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

Our information systems may experience an interruption or security breach.

Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of our customers, or otherwise disrupt the business operations of ourselves, our customers or other third parties.

Third parties with which we do business or that facilitate our business activities, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, there can be no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

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

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act will implement significant changes to the U.S. financial system, including among others:

●
new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements;

●
the creation of a new Consumer Financial Protection Bureau (“CFPB”) with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more and implement regulations that will affect all financial institutions;

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

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators. The CFPB has begun the rule-making process but it is not known at this time when any rules will be finalized and implemented.

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

Owensboro/Daviess County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Fairview Office: 1042 Fairview Avenue, Suite A, Bowling Green	3,000	Leased
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned

Item 3.	Legal Proceedings

In the normal course of operations, we are defendants in various legal proceedings. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. In the opinion of management, there is no known legal proceeding pending which an adverse decision would be expected to result in a material adverse change in our business or consolidated financial position. See Footnote 24, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings and other matters.

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

	2012
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$1.99	$0.70	$0.00
Third Quarter	2.25	1.48	0.00
Second Quarter	2.40	1.50	0.00
First Quarter	3.05	1.69	0.00

	2011
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$3.50	$1.95	$0.00
Third Quarter	5.01	2.96	0.00
Second Quarter	8.17	4.72	0.01
First Quarter	10.72	7.89	0.01

As of January 31, 2013, we had approximately 1,021 shareholders, including 361 shareholders of record and approximately 660 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

The Company did not repurchase any shares in 2012.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2008 to 2012. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2012	2011	2010	2009	2008
Income Statement Data:
Interest income	$57,729	$73,554	$86,407	$94,466	$100,107
Interest expense	15,774	22,039	28,841	40,412	52,881
Net interest income	41,955	51,515	57,566	54,054	47,226
Provision for loan losses	40,250	62,600	30,100	14,200	5,400
Non-interest income	9,590	7,833	11,582	7,094	6,868
Non-interest expense	44,292	104,273	46,478	30,456	27,757
Income (loss) before income taxes	(32,997)	(107,525)	(7,430)	16,492	20,937
Income tax expense (benefit)	(65)	(218)	(3,046)	5,424	6,927
Net income (loss)	(32,932)	(107,307)	(4,384)	11,068	14,010
Less:
Dividends on preferred stock	(1,750)	(1,750)	(1,810)	(1,750)	(194)
Accretion on Series A preferred stock	(179)	(177)	(177)	(176)	(20)
(Earnings) loss allocated to participating securities	1,429	4,080	184	(97)	(94)
Net income (loss) available to common	$(33,432)	$(105,154)	$(6,187)	$9,045	$13,702

Common Share Data (1):
Basic earnings (loss) per common share	$(2.85)	$(8.98)	$(0.60)	$1.00	$1.51
Diluted earnings (loss) per common share	(2.85)	(8.98)	(0.60)	1.00	1.51
Cash dividends declared per common share	0.00	0.02	0.49	0.76	0.73
Book value per common share	0.74	3.74	12.76	14.61	14.14
Tangible book value per common share	0.58	3.54	10.33	11.44	11.18

Balance Sheet Data (at period end):
Total assets	$1,162,631	$1,455,424	$1,723,952	$1,835,090	$1,647,857
Debt obligations:
FHLB advances	5,604	7,116	15,022	82,980	142,776
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	6,975	7,650	8,550	9,000	9,000

Average Balance Data:
Average assets	$1,341,565	$1,659,959	$1,747,648	$1,714,131	$1,572,599
Average loans	1,033,320	1,243,474	1,353,295	1,371,034	1,324,658
Average deposits	1,217,083	1,434,462	1,459,041	1,385,572	1,250,614
Average FHLB advances	6,325	15,315	47,800	106,259	138,954
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	7,309	8,208	8,941	9,000	4,525
Average stockholders’ equity	75,679	159,434	188,015	168,752	131,706

______________________
(1)	Common share data has been adjusted to reflect 5% stock dividends effective December 14, 2010, November 19, 2009 and November 10, 2008.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is both a traditional community bank with a wide range of commercial and personal banking products and an online bank which delivers competitive deposit products and services through an on-line banking division operating under the name of Ascencia.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 58.6% of our total loan portfolio as of December 31, 2012, and 60.5% as of December 31, 2011. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

Overview

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

For the year ended December 31, 2012, we reported a net loss of $32.9 million compared with net loss of $107.3 million for the year ended December 31, 2011.  After deductions for dividends on preferred stock, accretion on preferred stock, and allocating losses to participating securities, the net loss to common shareholders was $33.4 million for the year ended December 31, 2012, compared with net loss to common shareholders of $105.2 million for the year ended December 31, 2011. Basic and diluted loss per common share were $(2.85) for the year ended December 31, 2012, compared with loss per common share of $(8.98) for 2011.

Our financial performance in 2012 continued to be negatively impacted by the Bank’s high level of nonperforming loans and other real estate owned.  Asset quality remediation, capital restoration, and lowering the risk profile of the Company are our major objectives for 2013.

Non-performing loans were 10.52% of total loans, and nonperforming assets stood at 11.89% of total assets at December 31, 2012.  We remain diligent in the management of our portfolio and are striving to improve credit quality by working throughout our markets with our clients to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

Significant developments for the year ended December 31, 2012 were:

●
John T. Taylor joined the management team in July as President of Porter Bancorp and CEO of PBI Bank.  Mr. Taylor is a seasoned banking veteran with deep and broad experience in our Kentucky markets, community banking, and problem asset resolution.  Additionally, John R. Davis joined the management team in August and was appointed Chief Credit Officer of PBI Bank with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

●
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

●
In order to comply with the capital requirements of the Consent Order, management and the Board of Directors are evaluating appropriate strategies for increasing the Company’s capital.  These include, among other things, a possible public offering or private placement of common stock to new and existing shareholders.  We have engaged Sandler O’Neill & Partners, LP to act as our financial advisor and to assist our Board in this evaluation and to assist in evaluating our options for the redemption of our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

●	Total assets decreased 20.1% to $1.2 billion at December 31, 2012 compared with $1.5 billion at the 2011 year-end.

●	Loans decreased 20.9% to $899.1 million compared with $1.1 billion at December 31, 2011.

●
Deposits declined 19.5% to $1.1 billion compared with $1.3 billion at December 31, 2011. Certificate of deposit balances declined $263.8 million to $760.6 million at December 31, 2012, from $1.0 billion at December 31, 2011. Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the year. Demand deposits increased 2.9% to $114.3 million during 2012 compared with $111.1 million at December 31, 2011.

●
Net interest margin decreased to 3.31% for 2012 compared with 3.40% for 2011. The decrease in margin between periods was due primarily to a reduction in interest earning assets, primarily loans, coupled with lower rates on those assets and elevated non-accrual loan levels. Average loans decreased 16.9% to $1.0 billion in 2012 compared with $1.2 billion in 2011.

●
Non-performing loans increased $1.2 million to $94.6 million at December 31, 2012, compared with $93.4 million at December 31, 2011. The increase was primarily in the commercial real estate segment of our portfolio, partially offset by decreases in the construction and development, and 1-4 family residential real estate segments. Non-performing assets increased from $134.8 million at December 31, 2011, to $138.3 million at December 31, 2012.

●
Provision for loan losses decreased $22.4 million in 2012 compared with 2011 as the result of shrinking the loan portfolio and lower net loan charge-offs of $36.1 million, or 3.50% of average loans for 2012, compared with $44.3 million, or 3.56% of average loans for 2011. Although lower than the prior year, our provision for loan losses was elevated in 2012 by a strategy change during the third quarter of 2012 related to classified loans which we expect to more quickly remediate by litigation or foreclosure. For loans subject to this expectation, we applied an additional fair value discount ranging from 10% to 33% to the underlying collateral in our impairment analysis estimates as resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment.  This resulted in a provision for loan loss of approximately $5.1 million related to these loans.  Additionally, the provision for loan losses was negatively impacted by the high level of loan charge-offs in our historical loss experience factors, which we use to estimate the general component of our allowance for loan losses as well as additional downgrades within the loan portfolio.

●
We continue to execute on our strategy to reduce our commercial real estate and construction and development loans. We reduced construction and development loans by $31.2 million to $70.3 million, or 82% of total risk-based capital, at December 31, 2012 compared with $101.5 million, or 85% of total risk-based capital, at December 31, 2011.  Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group were reduced by $103.5 million to $311.1 million, or 362% of total risk-based capital, at December 31,  2012 compared with $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

●
Loans past due 30-59 days increased from $17.3 million at December 31, 2011 to $38.2 million at December 31, 2012 and loans past due 60-89 days increased from $3.9 million at December 31, 2011, to $20.3 million at December 31, 2012.  These increases were primarily in the commercial real estate, construction and development, and multi-family residential real estate segments of our portfolio.

●
Foreclosed properties were $43.7 million at December 31, 2012, compared with $41.4 million at December 31, 2011.  The Company acquired $33.5 million of OREO and sold $24.2 million of OREO during 2012. In addition, fair value write-downs of $7.7 million were recorded during 2012 to reflect declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies. Our ratio of non-performing assets to total assets increased to 11.9% at December 31, 2012, compared with 9.3% at December 31, 2011.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

Going Concern Considerations and Future Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this discussion create an uncertainty about the Company’s ability to continue as a going concern.

For the year ended December 31, 2012, we reported net loss to common shareholders of $33.4 million.  This loss was attributable primarily to $40.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $36.1 million, OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $33.4 million, for the year ended December 31, 2012, compares with net loss to common shareholders of $105.2 million for year ended December 31, 2011.

During the year ended December 31, 2011, we recorded a net loss to common shareholders of $105.2 million.  This loss was attributable to a $23.8 million goodwill impairment charge, the establishment of a $31.7 million valuation allowance on our deferred tax assets, OREO expense of $47.5 million related to valuation adjustments reflecting our change in strategy related to certain OREO properties, fair value write-downs related to new appraisals received for properties in the portfolio during 2011, net loss on the sale of OREO properties, and increase in carrying costs associated with carrying these higher levels of assets. We also recorded a provision for loan losses expense of $62.6 million due to the continued decline in credit trends within our portfolio.

In June 2011, the Bank entered into a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI, again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan submitted by the Bank in December 2012. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2012, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

●
Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders.  We have engaged Sandler O’Neill & Partners, LP to act as our financial advisor and to assist our Board in this evaluation and to assist in evaluating our options for the redemption of our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

●
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to reduce our lending concentrations, remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

●
Continuing with succession planning and adding resources to the management team.  John T. Taylor was named President and CEO for PBI Bank and appointed to our board of directors in July 2012.   Additionally, John R. Davis was appointed Chief Credit Officer of PBI Bank in August 2012, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

●
Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.  To this end, we believe the opportunity exists for the centralization of key processes which will lead to improved execution and cost savings.

●	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $1.1 billion at December 31, 2011, and $899.1 million at December 31, 2012.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis, who joined the management team in August 2012 and now serves as Chief Credit Officer.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were not in compliance at December 31, 2012 with construction and development loans representing 82% of total risk-based capital.  These loans totaled $70.3 million, or 82% of total risk-based capital, at December 31, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at December 31, 2012.  These loans totaled $311.1 million, or 362% of total risk-based capital, at December 31, 2012 compared with $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $70.3 million at December 31, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $189.8 million at December 31, 2012.

●	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010.  The Bank acquired $33.5 million, $41.9 million, and $90.8 million of OREO during 2012, 2011, and 2010, respectively.

o
We have incurred significant losses in disposing of OREO.   We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continue to evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, and technology sales platforms.  Proceeds from the sale of OREO totaled $22.5 million during 2012, $26.0 in 2011, and $25.0 million in 2010.

o
At December 31, 2011, the OREO portfolio consisted of 75% construction, development, and land assets.  At December 31, 2012, this concentration had declined to 51%.  This is consistent with our reduction of construction, development and other land loans, which have declined to $70.3 million at December 31, 2012, compared to $101.5 million at December 31, 2011.  Over the past year, the composition of our OREO portfolio has shifted to be more heavily weighted towards commercial real estate properties with a cash flow opportunity and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets.  Commercial real estate properties represent 35% of the OREO portfolio at December 31, 2012, compared with 15% at December 31, 2011.  1-4 family residential properties represent 12% of the OREO portfolio at December 31, 2012, compared with 7% at December 31, 2011.

●	Evaluating other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Goodwill and Intangible Assets – We evaluate goodwill and intangible assets that have indefinite useful lives for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. We evaluate goodwill for impairment by comparing the fair value of the reporting unit to the book value of the reporting unit. If the fair value, net of goodwill, exceeds book value, then goodwill is not considered to be impaired. We evaluated goodwill for impairment during the second quarter of 2011 because our common stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011. Our stock trended downward during the first quarter of 2011 and continued downward throughout the months of May and June 2011. The stock closed on June 30, 2011 at $4.98 per share and has regularly traded at a market price less than book value per common share since the second quarter of 2010.

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

The fair value of our goodwill was determined utilizing our market capitalization based upon recent common stock price levels.  We also considered market comparison transactions and control premiums for institutions of a similar size and performance.  Based on this analysis, we determined that our goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios.

Intangible assets that are not amortized are evaluated for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual review, management does not believe our intangible assets are impaired at December 31, 2012.

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

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis.  We established a 100% deferred tax valuation allowance of $31.7 million in December 2011 based upon the analysis of our past performance and our expected future performance.  We considered all evidence currently available, both positive and negative, in determining, based on the weight of that evidence, the likelihood that the deferred tax asset would be realized.  During that review, we determined that the level of our recent historical losses, the level of our non-performing assets, our inability to meet our forecasted levels of earnings in 2011, our intent to defer payment of dividends on our subordinated debentures and Series A Preferred Stock, and our non-compliance with the capital requirements of our Consent Order outweighed our forecasted taxable earnings levels for the near and long term.  As such, we established a 100% deferred tax valuation allowance.  When evaluating our deferred tax assets for realizability during 2012, we concluded that a full valuation allowance was still necessary at December 31, 2012, due to the additional losses incurred during the year. A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized.  Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

Contingencies – In the normal course of operations, we are defendants in various legal proceedings.  We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2012 compared with 2011:

	For the Years Ended December 31,		Change from Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)
Gross interest income	$57,729	$73,554	$(15,825)	(21.5)%
Gross interest expense	15,774	22,039	(6,265)	(28.4)
Net interest income	41,955	51,515	(9,560)	(18.6)
Provision for credit losses	40,250	62,600	(22,350)	(35.7)
Non-interest income	6,354	6,766	(412)	(6.1)
Gains on sale of securities, net	3,236	1,108	2,128	192.1
Other than temporary impairment on securities	—	(41)	41	(100.0)
Non-interest expense	44,292	104,273	(59,981)	(57.5)
Net income (loss) before taxes	(32,997)	(107,525)	74,528	(69.3)
Income tax expense (benefit)	(65)	(218)	153	(70.2)
Net income (loss)	(32,932)	(107,307)	74,375	(69.3)
Dividends on preferred stock	(1,750)	(1,750)	—	—
Accretion on Series A preferred stock	(179)	(177)	(2)	1.1
Earnings allocated to participating securities	1,429	4,080	(2,651)	(65.0)
Net income (loss) available to common shareholders	(33,432)	(105,154)	71,722	(68.2)

Net loss of $32.9 million for the year ended December 31, 2012, decreased $74.4 million from net loss of $107.3 million for 2011.  Net loss to common shareholders of $33.4 million for the year ended December 31, 2012, decreased $71.7 million from net loss to common shareholders of $105.2 million for 2011. This decrease in net loss was attributable primarily to lower provision for loan losses expense, decreased non-interest expense associated with our OREO, and higher net gain on sales of securities, partially offset by lower net interest income. In addition, the 2011 results included a one-time goodwill impairment charge of $23.8 million.

The following table summarizes components of income and expense and the change in those components for 2011 compared with 2010:

	For the Years Ended December 31,		Change from Prior Period
	2011	2010	Amount	Percent
	(dollars in thousands)
Gross interest income	$73,554	$86,407	$(12,853)	(14.9)%
Gross interest expense	22,039	28,841	(6,802)	(23.6)
Net interest income	51,515	57,566	(6,051)	(10.5)
Provision for credit losses	62,600	30,100	32,500	108.0
Non-interest income	6,766	7,027	(261)	(3.7)
Gains on sale of securities, net	1,108	5,152	(4,044)	(78.5)
Other than temporary impairment on securities	(41)	(597)	556	(93.1)
Non-interest expense	104,273	46,478	57,795	124.3
Net income (loss) before taxes	(107,525)	(7,430)	(100,095)	1347.2
Income tax expense (benefit)	(218)	(3,046)	2,828	(92.8)
Net income (loss)	(107,307)	(4,384)	(102,923)	2347.7
Dividends on preferred stock	(1,750)	(1,810)	60	(3.3)
Accretion on Series A preferred stock	(177)	(177)	—	—
Earnings allocated to participating securities	4,080	184	3,896	2117.4
Net income (loss) available to common shareholders	(105,154)	(6,187)	(98,967)	1599.6

Net loss of $107.3 million for the year ended December 31, 2011, increased $102.9 million from net loss of $4.4 million for 2010.  Net loss to common shareholders of $105.2 million for the year ended December 31, 2011, increased $99.0 million from net loss to common shareholders of $6.2 million for 2010. This decrease in earnings was attributable primarily to a one-time goodwill impairment charge of $23.8 million, establishment of a deferred tax asset valuation allowance of $31.7 million, increased provision for loan losses expense, and non-interest expenses associated with our OREO.

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

Net Interest Income – Our net interest income was $42.0 million for the year ended December 31, 2012, a decrease of $9.6 million, or 18.6%, compared with $51.5 million for the same period in 2011.  Net interest spread and margin were 3.16% and 3.31%, respectively, for 2012, compared with 3.24% and 3.40%, respectively, for 2011.  Average nonaccrual loans were $90.8 million and $67.4 million in 2012 and 2011, respectively. The decrease in net interest income was primarily the result of lower average earning assets coupled with lower rates on those assets. In addition, net interest income and net interest margin were adversely affected by $4.9 million and $4.0 million of interest lost on non-accrual loans during 2012 and 2011, respectively.

Our average interest-earning assets were $1.28 billion for 2012, compared with $1.53 billion for 2011, a 16.5% decrease, primarily attributable to lower average loans and interest bearing deposits with financial institutions, partially offset by higher average investment securities.  Average loans were $1.03 billion for 2012, compared with $1.24 billion for 2011, a 16.9% decrease.  Average interest bearing deposits with financial institutions were $62.1 million in 2012, compared with $127.1 million in 2011, a 51.1% decrease.  Average investment securities were $173.1 million for 2012, compared with $148.5 million for 2011, a 16.6% increase.  Our total interest income decreased 21.5% to $57.7 million for 2012, compared with $73.6 million for 2011. The change was due primarily to lower interest rates on and lower volume of loans and interest bearing deposits with financial institutions, and lower interest rates on investment securities.

Our average interest-bearing liabilities decreased by 17.5% to $1.14 billion for 2012, compared with $1.39 billion for 2011. Our total interest expense decreased by 28.4% to $15.8 million for 2012, compared with $22.0 million during 2011, due primarily to lower interest rates paid on and lower volume of certificates of deposit, NOW and money market deposits.  Our average volume of certificates of deposit decreased 18.6% to $912.1 million for 2012, compared with $1.12 billion for 2011. The average interest rate paid on certificates of deposit decreased to 1.52% for 2012, compared with 1.65% for 2011, as the result of continued re-pricing of certificates of deposit at maturity to lower interest rates. Our average volume of NOW and money market deposit accounts decreased 10.5% to $153.0 million for 2012, compared with $171.0 million for 2011.  The average interest rate paid on NOW and money market deposit accounts decreased to 0.42% for 2012, compared with 0.85% for 2011.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$921,314	$46,179	5.01%	$1,111,136	$59,450	5.35%
Commercial	64,252	3,510	5.46	77,098	4,362	5.66
Consumer	22,720	1,903	8.38	29,140	2,428	8.33
Agriculture	24,196	1,304	5.39	25,175	1,407	5.59
Other	838	22	2.63	925	32	3.46
U.S. Treasury and agencies	6,588	199	3.02	10,173	322	3.17
Mortgage-backed securities	111,637	1,986	1.78	96,221	2,967	3.08
State and political subdivision securities (3)	26,631	887	5.12	29,506	1,123	5.86
State and political subdivision securities	17,363	563	3.24	3,178	172	5.41
Corporate bonds	8,957	482	5.38	7,466	452	6.05
FHLB stock	10,072	447	4.44	10,072	428	4.25
Other debt securities	572	46	8.04	572	46	8.04
Other equity securities	1,359	57	4.19	1,397	49	3.51
Federal funds sold	3,109	2	0.06	5,729	3	0.05
Interest-bearing deposits in other financial institutions	62,127	142	0.23	127,087	313	0.25
Total interest-earning assets	1,281,735	57,729	4.54%	1,534,875	73,554	4.83%
Less: Allowance for loan losses	(53,484)			(37,762)
Non-interest-earning assets	113,314			162,846
Total assets	$1,341,565			$1,659,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$912,061	$13,828	1.52%	$1,120,154	$18,468	1.65%
NOW and money market deposits	153,032	641	0.42	171,028	1,451	0.85
Savings accounts	38,665	154	0.40	36,511	228	0.62
Federal funds purchased and repurchase agreements	2,088	7	0.34	10,524	440	4.18
FHLB advances	6,325	207	3.27	15,315	537	3.51
Junior subordinated debentures	32,309	937	2.90	33,208	915	2.76
Total interest-bearing liabilities	1,144,480	15,774	1.38%	1,386,740	22,039	1.59%
Non-interest-bearing liabilities
Non-interest-bearing deposits	113,325			106,769
Other liabilities	8,081			7,016
Total liabilities	1,265,886			1,500,525
Stockholders’ equity	75,679			159,434
Total liabilities and stockholders’ equity	$1,341,565			$1,659,959

Net interest income		$41,955			$51,515

Net interest spread			3.16%			3.24%

Net interest margin			3.31%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.99%			110.68%

__________________________
(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2011			2010
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

__________________________
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

	Year Ended December 31, 2012 vs. 2011			Year Ended December 31, 2011 vs. 2010
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(3,824)	$(10,937)	$(14,761)	$(3,782)	$(6,098)	$(9,880)
U.S. Treasury and agencies	(14)	(109)	(123)	(58)	18	(40)
Mortgage-backed securities	(1,401)	420	(981)	(2,190)	(689)	(2,879)
State and political subdivision securities	(243)	398	155	(55)	335	280
Corporate bonds	(54)	84	30	(86)	(337)	(423)
FHLB stock	19	—	19	(13)	—	(13)
Other debt securities	—	—	—	9	(9)	—
Other equity securities	9	(1)	8	8	(7)	1
Federal funds sold	—	(1)	(1)	(6)	(7)	(13)
Interest-bearing deposits in other financial institutions	(21)	(150)	(171)	5	109	114
Total increase (decrease) in interest income	(5,529)	(10,296)	(15,825)	(6,168)	(6,685)	(12,853)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,402)	(3,238)	(4,640)	(4,238)	(709)	(4,947)
NOW and money market accounts	(670)	(140)	(810)	(324)	59	(265)
Savings accounts	(86)	12	(74)	(41)	8	(33)
Federal funds purchased and repurchase agreements	(231)	(202)	(433)	7	(51)	(44)
FHLB advances	(34)	(296)	(330)	(293)	(1,185)	(1,478)
Junior subordinated debentures	46	(24)	22	(15)	(20)	(35)
Total increase (decrease) in interest expense	(2,377)	(3,888)	(6,265)	(4,904)	(1,898)	(6,802)
Increase (decrease) in net interest income	$(3,152)	$(6,408)	$(9,560)	$(1,264)	$(4,787)	$(6,051)

Non-Interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Service charges on deposit accounts	$2,239	$2,609	$2,984
Income from fiduciary activities	1,177	993	987
Bank card interchange fees	727	668	606
Other real estate owned rental income	420	200	121
Secondary market brokerage fees	94	219	327
Gain on sales of loans originated for sale	338	713	554
Gain on sales of investment securities, net	3,236	1,108	5,152
Other-than-temporary impairment on securities	—	(41)	(597)
Other	1,359	1,364	1,448
Total non-interest income	$9,590	$7,833	$11,582

Non-interest income increased by $1.8 million to $9.6 million for 2012 compared with $7.8 million for 2011. This was due primarily to increased gain on sales of investment securities of $2.1 million, or 192.1%, due to higher volume of sales. This increase was offset partially by decreased service charges on deposit accounts of $370,000, or 14.2%, and decreased gain on sales of loans originated for sale of $375,000, or 52.6%.  Fewer service charges on deposit account fees were the result of lower transaction volume. Lower gains on sales of loans originated for sale were the result of fewer loans originated for sale during the year in the USDA and SBA programs.

Non-interest income decreased by $3.7 million to $7.8 million for 2011 compared with $11.6 million for 2010. This was due primarily to lower gain on sales of investment securities of $4.0 million, or 78.5%, due to fewer sales. Our non-interest income was also lower due to decreased service charges on deposit accounts of $375,000, or 12.6%, and decreased secondary market brokerage fees of $108,000, or 33.0%.  Fewer service charges on deposit account fees were the result of lower transaction volume. These decreases were offset partially by increased gains on sales of loans originated for sale of $159,000, or 28.7%, and lower other-than-temporary impairment charges of $556,000, or 93.1%.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Salary and employee benefits	$16,648	$15,218	$14,903
Occupancy and equipment	3,642	3,729	4,095
Goodwill impairment charge	—	23,794	—
Other real estate owned expense	10,549	47,525	16,254
FDIC insurance	2,835	3,470	2,971
Loan collection expense	2,442	2,509	908
State franchise tax	2,174	2,228	2,172
Professional fees	1,985	1,392	1,067
Communications	710	678	737
Borrowing prepayment fees	—	486	—
Postage and delivery	454	485	722
Office supplies	357	352	388
Advertising	154	314	408
Other	2,342	2,093	1,853
Total non-interest expense	$44,292	$104,273	$46,478

Non-interest expense for the year ended December 31, 2012, of $44.3 million represented a 57.5% decrease from $104.3 million for the same period last year.  The decrease in non-interest expense was attributable primarily to decreased other real estate owned expense due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expenses. Expenses related to other real estate owned include:

	2012	2011
	(in thousands)
Net loss on sales	$1,672	$8,889
Provision to allowance for sales strategy change	—	25,613
Provision to allowance for declining market values	7,154	9,261
Operating expense	1,723	3,762
Total	$10,549	$47,525

During 2012, we recorded approximately $7.2 million of provision to allowance for declining market values related to new appraisals received for properties in the portfolio during the year. This compares with $9.3 million of provision related to new appraisals received for properties in the portfolio during 2011.

In 2011, the Company sold, in a single transaction, 54 finished condominium property units from condominium developments held in our OREO portfolio with a carrying value of approximately $11.0 million, for $5.2 million, resulting in a pre-tax loss of $5.8 million. No similar transaction occurred in 2012.

Although we were carrying our OREO at fair market value less estimated cost to sell in 2011, we subsequently adjusted our valuations for land development and residential development properties held in OREO that were similar to the properties we sold in 2011. We recorded an allowance totaling approximately $25.6 million to reflect our intent to market these properties more aggressively to retail and bulk buyers. No similar change in sales strategy was implemented during 2012.

FDIC insurance assessments decreased $635,000, or 18.3%, to $2.8 million in 2012 from $3.5 million in 2011 due to decreased deposit levels. Borrowing prepayment fees decreased $486,000 as no such fees were incurred during 2012. Additionally, non-interest expense for 2011 included a non-recurring 100% goodwill impairment charge of $23.8 million.

These improvements were offset partially by higher salaries and employee benefits expense of $1.4 million, or 9.4%, due primarily to additions to staff in our credit administration and workout divisions, and higher professional fees of $593,000, or 42.6%, due primarily to increased audit and accounting fees, and loan review fees.

Non-interest Expense Comparison – 2011 to 2010
Non-interest expense for the year ended December 31, 2011, of $104.3 million represented a 124.3% increase from $46.5 million for the same period last year.  The increase in non-interest expense was attributable primarily to an increase in other real estate owned expense from increased losses on sales of OREO, OREO write-downs to reflect declining market values and the impact of our sales strategy change in regard to certain OREO properties, and OREO maintenance expenses. Expenses related to other real estate owned include:

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

These increases were offset partially by a decrease in occupancy and equipment expense of $366,000, or 8.9%, due to reduced depreciation on equipment expense, and decreased postage and delivery expense of $237,000, or 32.8%, due to our decision to replace certain third-party courier services with in-house personnel.

Goodwill Impairment
The Company evaluates goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment during the second quarter of 2011 because the market price of our common stock on NASDAQ declined.  Our stock trended downward during the first quarter of 2011 to a low of $7.89 per share and continued downward through May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.  Our market value to book value ratios are noted below.

The ratio at June 30, 2011 is reflected on a pre-goodwill impairment charge basis.

Market Value to Book Value Ratio:

	Book Value Per Share	Market Price Per Share	Market to Book Ratio
12/31/2010	$12.76	$10.31	81%
3/31/2011	$12.79	$7.89	62%
6/30/2011	$9.47	$4.98	53%

We evaluated the potential negative impact of several factors on the value of our common stock, including, being removed from the Russell 3000 Index during June 2011; the trend of lower earnings in 2011 compared to historical performance due to the continuing impact of loan loss provisions, non-performing loans, and foreclosed properties; and our agreements with regulators.  Our goodwill impairment testing completed during the fourth quarter of 2010 included, among other things, future projections of earnings at levels exceeding actual results for 2011.  The level of loan loss provisions and the cost of foreclosed properties continue to exceed our prior expectations as we work through issues with our non-performing loan levels and other real estate owned portfolio.

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

Income Tax Expense – Income tax benefit was $65,000 for 2012 compared with $218,000 for 2011. The 2011 income tax benefit was affected significantly by the establishment of a 100% valuation allowance for our deferred tax asset of $31.7 million. Our deferred tax valuation allowance increased to $43.9 million at December 31, 2012.  Our statutory federal tax rate was 35% in both 2012 and 2011. The effective tax rate for 2012 and 2011 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

The valuation allowance for our deferred tax assets does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent we generate taxable income in a given quarter, the valuation allowance may be reduced to offset fully or partially the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once we can demonstrate a sustainable return to profitability and conclude it is more likely than not the deferred tax asset will be utilized.

See Note 14, “Income Taxes”, for additional discussion of our income taxes.

Income tax benefit was $218,000 for 2011 compared with $3.0 million for 2010. The 2011 income tax benefit was affected significantly by the establishment of a 100% valuation allowance for our deferred tax asset of $31.7 million.  Our statutory federal tax rate was 35% in both 2011 and 2010. Our effective federal tax rate was 41.0% in 2010. The effective tax rate for 2011 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

Analysis of Financial Condition

Total assets at December 31, 2012 were $1.2 billion compared with $1.5 billion at December 31, 2011, a decrease of $292.8 million or 20.1%. This decrease was attributable primarily to a decrease of $236.9 million in loans.  The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $37.5 million in loan charge-offs and the transfer of loan balances totaling $33.5 million to OREO.

PBI Bank’s total risk-based capital was $85.8 million at December 31, 2012.  PBI Bank’s consent order with its primary regulators required its Board of Directors to adopt and implement a plan to reduce its construction and development loans to not more than 75% of total risk-based capital. These loans totaled $70.3 million, or 82% of total risk-based capital, at December 31, 2012.  It also required a plan to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk based capital. These loans totaled $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

While we have not yet reduced our balances in these categories to the percentages established in our plan, the largest decrease in loans was in our construction loan portfolio, which declined from $101.5 million at December 31, 2011 to $70.3 million at December 31, 2012.  Our non-owner occupied commercial real estate loans declined from $252.7 million at December 31, 2011 to $189.8 million at December 31, 2012.

Total assets at December 31, 2011 were $1.5 billion compared with $1.7 billion at December 31, 2010, a decrease of $268.5 million or 15.6%.  This decrease was attributable primarily to a decrease of $166.6 million in loans.  The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $44.6 million in loan charge-offs and the transfer of loan balances totaling $41.9 million to OREO.

Loans Receivable – Loans receivable decreased $236.9 million, or 20.9%, during the year ended December 31, 2012, to $899.1 million.  Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $161.1 million, or 23.4%, during 2012 and comprised 58.6% of the total loan portfolio at December 31, 2012.

Loans receivable decreased $166.6 million, or 12.8%, to $1.1 billion at December 31, 2011, compared with $1.3 billion at December 31, 2010. Our commercial, commercial real estate and real estate construction portfolios decreased $129.7 million, or 15.9%, to $687.5 million at December 31, 2011.  At December 31, 2011, these loans comprised 60.5% of the total loan portfolio compared with 62.7% of the loan portfolio at December 31, 2010.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$52,567	5.85%	$71,216	6.27%
Commercial Real Estate:
Construction	70,284	7.82	101,471	8.93
Farmland	80,825	8.99	90,958	8.01
Other	322,687	35.89	423,844	37.31
Residential Real Estate:
Multi-family	50,986	5.67	60,410	5.31
1-4 Family	278,273	30.95	337,350	29.70
Consumer	20,383	2.27	26,011	2.29
Agriculture	22,317	2.48	23,770	2.09
Other	770	0.08	993	0.09
Total loans	$899,092	100.00%	$1,136,023	100.00%

	As of December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$90,290	6.93%	$89,903	6.36%	$90,978	6.74%
Commercial Real Estate:
Construction	199,524	15.32	304,230	21.53	371,301	27.50
Farmland	85,523	6.56	83,898	5.94	77,504	5.74
Other	441,844	33.92	451,945	31.99	377,130	27.94
Residential Real Estate:
Multi-family	74,919	5.75	65,043	4.60	56,350	4.17
1-4 Family	353,418	27.13	354,358	25.08	319,734	23.68
Consumer	31,913	2.45	36,989	2.62	37,783	2.80
Agriculture	24,177	1.86	25,064	1.77	16,181	1.20
Other	1,060	0.08	1,488	0.11	3,145	0.23
Total loans	$1,302,668	100.00%	$1,412,918	100.00%	$1,350,106	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $20.7 million at December 31, 2012.

At December 31, 2012, we had eight loan relationships each with aggregate extensions of credit in excess of $10 million. Five of the eight relationships include loans that have been classified as substandard by the Bank’s internal loan review process. In 2011, we had thirteen loan relationships each with aggregate extensions of credit in excess of $10 million. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $31.2 million from 2011 to 2012 as the result of construction projects being completed and sold to end users or refinanced under permanent financing arrangements, and also loans in this category being transferred to OREO through the normal progression of collection, workout, and ultimate disposition. We continue to actively work to reduce the size of our real estate construction portfolio.

As of December 31, 2012, we had $9.4 million of participations in real estate loans purchased from, and $61.9 million of participations in real estate loans sold to, other banks. As of December 31, 2011, we had $16.4 million of participations in real estate loans purchased from, and $82.7 million of participations in real estate loans sold to, other banks.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter and his brother and our director, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our chairman and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman emeritus owns an interest of approximately 36.0% and his brother and our director owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. During 2012, 2011, and 2010, we entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. These entities are not consolidated in the financial statements of the Company.  Maria Bouvette also serves as chief financial officer of each of the banks. We received a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services. Beginning in 2013, these management services agreements were not renewed.

As of December 31, 2012, we had $2.7 million of participations in real estate loans purchased from, and $6.5 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2011, we had $4.1 million of participations in real estate loans purchased from, and $13.2 million of participations in real estate loans sold to, these affiliate banks. At December 31, 2012, $1.4 million and $943,000 of loan participations sold to Peoples Bank, Taylorsville, and Peoples Bank, Mt. Washington, respectively, were on non-accrual.

We have analyzed our relationship with these affiliates and determined that we do not have the power to direct the activities of the affiliates in a manner that would significantly impact their economic performance nor do we govern their absorption of losses or the use of their economic resources.  As such, these entities are not consolidated in our financial statements.

Loan Maturity Schedule – The following table sets forth information at December 31, 2012, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2012
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$11,176	$13,616	$2,201	$26,993
Commercial Real Estate:
Construction	13,383	10,684	1,289	25,356
Farmland	11,654	22,442	6,089	40,185
Other	99,897	114,421	8,808	223,126
Residential Real Estate:
Multi-family	9,923	31,596	2,857	44,376
1-4 Family	53,511	98,419	67,452	219,382
Consumer	4,442	12,879	1,826	19,147
Agriculture	3,014	1,420	129	4,563
Other	219	—	—	219
Total fixed rate loans	$207,219	$305,477	$90,651	$603,347

Loans with floating rates:
Commercial	$14,725	$6,330	$4,519	$25,574
Commercial Real Estate:
Construction	22,222	13,748	8,958	44,928
Farmland	8,685	4,685	27,270	40,640
Other	26,714	35,326	37,521	99,561
Residential Real Estate:
Multi-family	579	1,290	4,741	6,610
1-4 Family	10,716	14,192	33,983	58,891
Consumer	613	401	222	1,236
Agriculture	11,774	5,332	648	17,754
Other	—	524	27	551
Total floating rate loans	$96,028	$81,828	$117,889	$295,745

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

Interest income on loans is recognized on the accrual basis except for those loans placed on non-accrual status.  The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, which typically occurs after the loan becomes 90 days delinquent. When interest accrual is discontinued, existing accrued interest is reversed and interest income is subsequently recognized only to the extent cash payments are received on well-secured loans.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Past due 90 days or more still on accrual	$86	$1,350	$594	$5,968	$11,598
Loans on non-accrual status	94,517	92,020	59,799	78,888	9,725
Total non-performing loans	94,603	93,370	60,393	84,856	21,323
Real estate acquired through foreclosure	43,671	41,449	67,635	14,548	7,839
Other repossessed assets	—	5	52	80	96
Total non-performing assets	$138,274	$134,824	$128,080	$99,484	$29,258

Non-performing loans to total loans	10.52%	8.22%	4.63%	6.00%	1.58%
Non-performing assets to total assets	11.89%	9.26%	7.43%	5.42%	1.78%
Allowance for non-performing loans	$13,250	$11,382	$7,977	$7,266	$2,363
Allowance for non-performing loans to non-performing loans	14.0%	12.2%	13.2%	8.6%	11.1%

A troubled debt restructuring (TDR) is where the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

We do not have a formal loan modification program. Rather, we work with individual borrower on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a borrower is unable to make contractual payments, we review the particular circumstances of that borrower’s situation and negotiate a revised payment stream. In other words, we identify performing borrowers experiencing financial difficulties, and through negotiations, we lower their interest rate, most typically on a short-term basis for three to six months. Our goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

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

At December 31, 2012, we had 123 restructured loans totaling $117.8 million with borrowers who experienced deterioration in financial condition compared with 114 loans totaling $113.7 million at December 31, 2011. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers  experiencing cash flow difficulties.  Of these restructured loans for 2012, five loans totaling approximately $5.2 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also included $3.8 million of commercial loans for 2012. At December 31, 2012, $77.3 million of TDRs were performing according to their modified terms.

In accordance with current guidance, we continue to report restructured loans as restructured until such time as the loan is paid in full, otherwise settled, sold, or charged-off. If the borrower fails to perform, we place the loan on non-accrual status and seek to liquidate the underlying collateral for these loans. Our non-accrual policy for restructured loans is identical to our non-accrual policy for all loans. Our policy calls for a loan to be reported as non-accrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

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

Interest income that would have been earned on non-performing loans was $4.9 million, $4.0 million, and $2.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.  Interest income recognized on accruing non-performing loans was $460,000, $611,000, and $222,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

Loans more than 90 days past due decreased $1.3 million, and non-accrual loans increased $2.5 million, respectively, from December 31, 2011 to December 31, 2012. The $94.6 million in nonperforming loans at December 31, 2012, and $93.4 million at December 31, 2011, were primarily construction, land development, other land, commercial real estate, and residential real estate loans.  The protracted slowdown in housing unit sales and loss of tenants or inability to lease vacant office and retail space has placed inordinate stress on these customers and their ability to repay according to the contractual terms of the loans.  As such, we have placed these credits on non-accrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Loans past due 30-59 days increased from $17.3 million at December 31, 2011 to $38.2 million at December 31, 2012.  Loans past due 60-89 days increased from $3.9 million at December 31, 2011 to $20.3 million at December 31, 2012.  This represents a $37.2 million increase from December 31, 2011 to December 31, 2012, in loans past due 30-89 days.  These increases were primarily in the construction and residential real estate segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses. Subsequent to December 31, 2012, loans to two significant borrowing relationships, which at December 31, 2012 were past due 30-59 days totaling $23.5 million and past due 60-89 days totaling $12.7 million, were placed on non-accrual.  These loans were classified as impaired and allocated reserves of $4.9 million at December 31, 2012.

Foreclosed Properties – Foreclosed properties at December 31, 2012 were $43.7 million compared with $41.4 million at December 31, 2011.  See Footnote 6, “Other Real Estate Owned”, to the financial statements. During 2012, we acquired $33.5 million of OREO properties and sold properties totaling approximately $24.2 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

Other real estate owned (OREO) is recorded at fair market value less estimated cost to sell at time of acquisition.  Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.  Subsequent reductions in fair value are recorded as non-interest expense.  To determine the fair value of OREO for smaller dollar, single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers.  If the internally evaluated market price is below our underlying investment in the property, we record an appropriate write-down.

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

The following table presents the major categories of OREO at the year-ends indicated:
	2012	2011
	(in thousands)
Commercial Real Estate:
Construction	$22,323	$31,280
Farmland	602	715
Other	15,175	6,364
Residential Real Estate:
Multi-family	195	—
1-4 Family	5,376	3,090
	$43,671	$41,449

Net activity relating to other real estate owned during the years indicated is as follows:
	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$41,449	$67,635
Real estate acquired	33,528	41,917
Valuation adjustments for sales strategy change	—	(25,613)
Valuation adjustments for declining market values	(7,154)	(9,261)
Improvements	1	1,650
Loss on sale	(1,672)	(8,889)
Proceeds from sale of properties	(22,481)	(25,990)
OREO as of December 31	$43,671	$41,449

Net loss on sales, write-downs, and operating expenses for OREO totaled $10.5 million for the year ended December 31, 2012, compared with $47.5 million for the same period of 2011. The 2011 results were impacted significantly by our determination in the 2011 second quarter that certain properties held in other real estate were not likely to be successfully disposed of in an acceptable time-frame using routine marketing efforts.  It became apparent that certain condominium projects were going to require extended holding periods to sell the properties at their most recent appraised values.  Accordingly, during June 2011, the Company sold, in a single transaction, 54 finished condominium property units from several condominium developments in our OREO portfolio, with a carrying value of approximately $11.0 million for $5.2 million, resulting in a pre-tax loss of $5.8 million.  In addition, management adjusted its valuations for similar condominium and residential development properties held in other real estate through provision of an allowance of $10.6 million on other real estate held, with the objective of marketing these properties more aggressively.

Although we were carrying our OREO at fair market value less estimated cost to sell, we subsequently adjusted our valuations for land development and residential development properties held in OREO similar to the properties we sold in 2011. We recorded an allowance totaling approximately $25.6 million during 2011 to reflect our intent to market these properties more aggressively to retail and bulk buyers. No similar change in sales strategy was implemented during 2012.

We recorded approximately $7.7 million and $8.3 million of fair value write-downs related to new appraisals received for properties in the OREO portfolio during 2012 and 2011 respectively.  We were successful in selling OREO totaling $24.2 million and $34.9 million during 2012 and 2011, respectively.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balances at beginning of period	$52,579	$34,285	$26,392	$19,652	$16,342

Loans charged-off:
Real estate	31,437	38,538	19,261	6,519	2,711
Commercial	3,784	4,197	2,675	301	347
Consumer	1,130	1,070	496	875	749
Agriculture	1,164	841	29	36	27
Total charge-offs	37,515	44,646	22,461	7,731	3,834

Recoveries:
Real estate	1,040	184	114	133	145
Commercial	129	69	28	55	85
Consumer	125	87	104	76	85
Agriculture	72	—	8	7	8
Total recoveries	1,366	340	254	271	323
Net charge-offs	36,149	44,306	22,207	7,460	3,511
Provision for loan losses	40,250	62,600	30,100	14,200	5,400
Balance acquired in bank acquisition	—	—	—	—	1,421
Balance at end of period	$56,680	$52,579	$34,285	$26,392	$19,652

Allowance for loan losses to period-end loans	6.30%	4.63%	2.63%	1.87%	1.46%
Net charge-offs to average loans	3.50%	3.56%	1.64%	0.54%	0.27%
Allowance for loan losses to non-performing loans	59.91%	56.31%	56.77%	31.10%	92.16%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of specific reserves and general reserves. Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when based on current information;, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10, “Impairment of a Loan.”  When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and classification as discussed above.  At year-end 2012, our allowance for loan losses to total non-performing loans increased to 59.9% from 56.3% at year-end 2011.   We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses. We also maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory examinations and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We increased the allowance for loan losses as a percentage of loans outstanding to 6.30% at December 31, 2012 from 4.63% at December 31, 2011. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

As of December 31, 2012, we had $248.7 million of loans classified as substandard, $396,000 classified as doubtful, $34.7 million classified as special mention and none classified as loss. This compares with $229.6 million of loans classified as substandard, $391,000 classified as doubtful, $48.9 million classified as special mention and none classified as loss as of December 31, 2011.  The $19.1 million increase in loans classified as substandard was primarily concentrated in the commercial real estate portfolio. As of December 31, 2012, we had allocations of $34.0 million in the allowance for loan losses related to these classified loans.  This compares to allocations of $30.2 million in the allowance for loan losses related to classified loans at December 31, 2011.

We recorded a provision for loan losses of $40.3 million for the year ended December 31, 2012, compared with $62.6 million for 2011 and $30.1 million for 2010. The total allowance for loan losses was $56.7 million or 6.30% of total loans, at December 31, 2012, compared with $52.6 million or 4.63% of total loans at December 31, 2011, and $34.3 million or 2.63% of total loans at December 31, 2010. The increased allowance is consistent with the increase in our classified loans of $39.0 million from December 31, 2011 to December 31, 2012, loan charge-off trends, and other trends within the portfolio, in particular the protracted slowdown in housing unit sales and continued weakness in demand for residential land in our markets.  Net charge-offs were $36.1 million for the year ended December 31, 2012, compared with $44.3 million for 2011 and $22.2 million for 2010.  Charge-offs for 2012 were concentrated in the loans secured by real estate category of the portfolio.  Real estate charge-offs represents 84% of our net charge-offs for 2012.  These net charge-offs consisted of $18.3 million of commercial real estate loans, $8.9 million of residential real estate loans, and $3.2 million of construction and land development loans. The continued weakness in the real estate sector of the market continued to exert downward pressure on the value of real estate securing our loans. We continue to closely monitor real estate values for property that secures our loans to ensure our allowance is adequate.

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

	As of December 31,
	2012		2011
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$4,402	5.85%	$4,207	6.27%
Commercial Real Estate:
Construction	5,989	7.82	13,920	8.93
Farmland	2,600	8.99	2,023	8.01
Other	26,179	35.89	17,081	37.31
Residential Real Estate:
Multi-family	2,464	5.67	1,797	5.31
1-4 Family	13,771	30.95	12,420	29.70
Consumer	857	2.27	792	2.29
Agriculture	403	2.48	325	2.09
Other	15	0.08	14	0.09
Total	$56,680	100.00%	$52,579	100.00%

	As of December 31,
	2010		2009		2008
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,147	6.93%	$2,040	6.36%	$1,623	6.74%
Commercial Real Estate:
Construction	11,164	15.32	8,215	21.53	5,907	27.50
Farmland	702	6.56	643	5.94	882	5.74
Other	12,209	33.92	9,266	31.99	6,770	27.94
Residential Real Estate:
Multi-family	517	5.75	578	4.60	590	4.17
1-4 Family	6,707	27.13	4,662	25.08	2,271	23.68
Consumer	701	2.45	538	2.62	603	2.80
Agriculture	134	1.86	163	1.77	238	1.20
Other	4	0.08	5	0.11	26	0.23
Unallocated	—	—	282	—	742	—
Total	$34,285	100.00%	$26,392	100.00%	$19,652	100.00%

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $19.6 million, or 12.4%, to $178.5 million at December 31, 2012, compared with $158.9 million at December 31, 2011.

The following table sets forth the carrying value of our securities portfolio at the dates indicated. There were no securities classified as held-to-maturity at either period end.

	December 31, 2012				December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available-for-sale
U.S. Treasury and agencies	$5,603	$530	$—	$6,133	$10,494	$1,149	$—	$11,643
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182	97,286	2,211	(22)	99,475
State and municipal	52,485	2,335	(87)	54,733	35,456	2,610	(4)	38,062
Corporate	18,851	1,150	(37)	19,964	7,259	315	(242)	7,332
Other debt	572	46	—	618	572	34	—	606
Equity	1,359	487	—	1,846	1,359	356	—	1,715
Total	$173,168	$5,689	$(381)	$178,476	$152,426	$6,675	$(268)	$158,833

The following table sets forth the contractual maturities, fair values and weighted-average yields for our securities held at December 31, 2012:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and agencies	$—	—%	$3,525	2.59%	$2,608	3.39%	$—	—%	$6,133	2.92%
Agency mortgage-backed	—	—	828	4.76	802	5.17	93,552	1.60	95,182	1.65
State and municipal	930	6.51	3,004	5.62	22,729	3.90	28,070	3.75	54,733	3.96
Corporate bonds	—	—	7,235	6.21	1,123	5.14	11,606	2.33	19,964	3.77
Other debt	—	—	—	—	—	—	618	6.50	618	6.50
Total	$930	6.51%	$14,592	5.08%	$27,262	3.94%	$133,846	2.12%	$176,630	2.65%
Equity									1,846
Total									$178,476

________________________________
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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee.  We limit our purchases of these securities to bank qualified issues with high credit ratings.  We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2012, 98.4% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 24.9 years.

In December 2011, based upon relevant market information, we determined that our basis in twelve equity securities with an unrealized loss position for more the 12 months was not recoverable in the near term. Therefore, during 2011, we recorded an other-than-temporary impairment charge totaling $41,000 for these securities which had an adjusted cost basis of $206,000.

The Company held 40 equity securities at December 31, 2012. Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. At December 31, 2012, we had one equity securities in our portfolio with an unrealized loss of less than $500.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, including brokered and wholesale deposits, which are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments. At December 31, 2012, brokered deposits totaled $15.0 million. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2012, total deposits decreased $258.7 million compared with 2011. During 2011, total deposits decreased $143.9 million compared with 2010. The decrease in deposits for 2012 and 2011 was primarily in certificates of deposit balances and money market accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$113,325		$106,769		$102,383
Interest Checking	89,820	0.37%	89,103	0.74%	83,111	0.85%
Money Market	63,212	0.49	81,925	0.96	81,430	1.24
Savings	38,665	0.40	36,511	0.62	35,393	0.74
Certificates of Deposit	912,061	1.52	1,120,154	1.65	1,156,724	2.02
Total Deposits	$1,217,083		$1,434,462		$1,459,041
Weighted Average Rate		1.20%		1.40%		1.74%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$478,502	1.40%	$569,667	1.59%	$579,978	2.00%
$100,000 or more	433,559	1.64	550,487	1.71	576,746	2.05
Total	$912,061	1.52%	$1,120,154	1.65%	$1,156,724	2.02%

The following table shows at December 31, 2012 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Retail	Brokered	Total
	(in thousands)
Three months or less	$40,770	$—	$40,770
Three months through six months	38,900	15,000	53,900
Six months through twelve months	64,762	—	64,762
Over twelve months	160,095	—	160,095
Total	$304,527	$15,000	$319,527

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, certain commercial real estate loans and substantially all of our first mortgage residential loans. At December 31, 2012, we had $5.6 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $23.0 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2012	2011	2010
	(dollars in thousands)
Average balance outstanding	$6,325	$15,315	$47,800
Maximum amount outstanding at any month-end during the period	7,015	38,937	110,763
End of period balance	5,604	7,116	15,022
Weighted average interest rate:
At end of period	3.21%	3.31%	3.87%
During the period	3.27%	3.51%	4.22%

Subordinated Capital Note – At December 31, 2012, our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $7.0 million.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  The note is due July 1, 2020.  At December 31, 2012, the interest rate on this note was 3.36%.

Junior Subordinated Debentures – At December 31, 2012, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034
	$25,000				$25,775

(1)	As of December 31, 2012, the 3-month LIBOR was 0.31%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures, which mature February 13, 2034, April 15, 2034, and March 1, 2037, are redeemable before the maturity date at our option on or after March 17, 2009, June 17, 2009, and March 1, 2012, respectively, at their principal amount plus accrued interest. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. After such period, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated debentures.

Deferring interest payments on our junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. We will be prohibited from paying cash dividends on our common stock until such time as we have paid all deferred distributions on our trust preferred securities.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. The new quantitative limits were effective March 31, 2011. As of December 31, 2012, Porter Bancorp’s trust preferred securities totaled 25% of its Tier 1 capital and 37% of its Tier 2 capital.

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. During 2012 and 2011, we utilized brokered deposits to supplement our funding strategy. At December 31, 2012, these deposits totaled $15.0 million compared with $118.4 million at December 31, 2011. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. The following table shows at December 31, 2012, the amount of our brokered certificates of deposit by time remaining to maturity (in thousands):

Three months or less	$—
Three months through six months	15,000
Six months through twelve months	—
Over twelve months	—
Total	$15,000

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2012, we had an unused borrowing capacity with the FHLB of $23.0 million.

After December 31, 2011, as a result of our recent financial results, the FHLB changed our collateral arrangements from a blanket pledge of residential mortgage loans to a detailed loan listing requirement.  Our borrowing capacity under the detailed loan listing requirement is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans.  The listing requirement also increases the level of collateral required for borrowings.

We also secured federal funds borrowing lines from correspondent banks totaling $5.0 million on a secured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $4.9 million at December 31, 2011, and to $3.5 million at December 31, 2012. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2012, are needed to cover ongoing operating expenses of the parent company which have been reduced and are budgeted at $1.1 million for 2013. Parent company liquidity could be improved if a capital raise was accomplished. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

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

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes with resulted in a deferral of distributions on our trust preferred securities, Therefore, we will not be able to pay cash dividends on our common stock until such time that we have paid all deferred distributions on our trust preferred securities.

Stockholders’ equity decreased $35.3 million to $47.2 million at December 31, 2012, compared with $83.8 million at December 31, 2011. The decrease was due to the 2012 net loss and to dividends accrued on our Series A Preferred Stock.

In 2010, we completed a $32 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Series C Preferred Stock and (iii) warrants to purchase to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share.

The Series C Preferred Stock has no voting rights (except when required by law), has a liquidation preference over our common stock, and dividend rights equivalent to our common stock. Each share of Series C Preferred Stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of the Series C Preferred Stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) beneficially holds, directly or indirectly, less than 9.9% of the number of shares of common stock then issued and outstanding.

The warrants are exercisable into non-voting common stock until they expire on September 16, 2015. The non-voting common stock has no voting rights (except when required by law), but otherwise has the same dividend and other rights as our common stock. Upon issuance, each share of non-voting common stock automatically converts into 1.05 shares of common stock at such time as, after giving effect to the automatic conversion, the holder of the non-voting common stock (together with its affiliates and any other persons with which it is acting in concert or whose holdings would otherwise be required to be aggregated for purposes of federal banking law) holds, directly or indirectly, beneficially less than 9.9% of the number of shares of common stock then issued and outstanding.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for aggregate consideration of $35.0 million, 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share. The warrant is immediately exercisable and has a 10-year term.  The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at an annual rate of 5% for the first five years, and 9% thereafter. The Series A Preferred Stock is non-voting (except when required by law) and after issuance may be redeemed by the Company at $1,000 per share plus accrued unpaid dividends. Dividends accrued and unpaid on our Series A Preferred Stock, and interest accrued and unpaid on those dividends, totaled $2.5 million at December 31, 2012.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2013, the amount available to be paid by PBI Bank to Porter Bancorp would be 2013 earnings to date. However, PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2012:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	4.50	5.37

At December 31, 2012, PBI Bank’s Tier 1 leverage ratio declined to 5.37% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio declined to 9.82% which is below the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not maintain minimum capital levels or meet the other terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

See Footnote 2, “Going Concern Considerations and Future Plans”, to the financial statements for additional information.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$25,418	$11,356	$1,993	$14,104	$52,871
Standby letters of credit	2,261	—	—	—	2,261
Total	$27,679	$11,356	$1,993	$14,104	$55,132

Standby Letters of Credit – Standby letters of credit are written conditional commitments we issue to guarantee the performance of a borrower to a third party. If the borrower does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the borrower. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Commitments to Extend Credit – We enter into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon borrowers maintaining specific credit standards at the time of loan funding. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2012:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$409,593	$326,027	$24,868	$85	$760,573
FHLB borrowing (1)	1,125	1,398	1,184	1,897	5,604
Subordinated capital note	900	1,800	1,800	2,475	6,975
Junior subordinated debentures	—	—	—	25,000	25,000
Total	$411,618	$329,225	$27,852	$29,457	$798,152

(1)	Fixed rate mortgage-matched borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2013 through 2033, averaging 3.21%.

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

Our interest sensitivity profile was asset sensitive at December 31, 2012 and December 31, 2011. Given an instantaneous 100 basis point increase in interest rates our base net interest income would increase by an estimated 4.0% at December 31, 2012 compared with an increase of 5.8% at December 31, 2011.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2012, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$2,883	8.11%
+ 100 basis points	1,460	4.11

We did not run a model simulation for declining interest rates as of December 31, 2012, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, further short-term rate reductions are not practical.  As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$41,161	$—	$—	$—	$—	$—	$41,161
Investment securities	23,607	7,647	11,291	56,537	65,459	13,935	178,476
FHLB stock	10,072	—	—	—	—	—	10,072
Loans held for sale	507	—	—	—	—	—	507
Loans, net of allowance	334,552	94,144	120,496	246,679	103,221	(56,680)	842,412
Fixed and other assets	—	—	—	—	—	90,003	90,003
Total assets	$409,899	$101,791	$131,787	$303,216	$168,680	$47,258	$1,162,631

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$190,176	$—	$—	$—	$—	$—	$190,176
Certificates of deposit	113,009	128,822	164,875	352,434	1,433	—	760,573
Borrowed funds	34,897	273	459	3,062	1,522	—	40,213
Other liabilities	—	—	—	—	—	124,479	124,479
Stockholders’ equity	—	—	—	—	—	47,190	47,190
Total liabilities and stockholders’ equity	$338,082	$129,095	$165,334	$355,496	$2,955	$171,669	$1,162,631
Period gap	$71,817	$(27,304)	$(33,547)	$(52,280)	$165,725
Cumulative gap	$71,817	$44,513	$10,966	$(41,314)	$124,411

Period gap to total assets	6.18%	(2.35%)	(2.89%)	(4.50%)	14.25%
Cumulative gap to total assets	6.18%	3.83%	0.94%	(3.55%)	10.40%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	121.24%	109.53%	101.73%	95.82%	112.55%

Our one-year cumulative gap position as of December 31, 2012 was positive $11.0 million or 0.9% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010

 Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended
    December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, in relation to the criteria described in the report,  Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our assessment, Management concludes that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, the effectiveness of internal control can vary with changes in circumstances. Based on its assessment, Management believes that as of December 31, 2012, the Company’s internal control was effective in achieving the objectives stated above.
/s/ Maria L. Bouvette	/s/ Phillip W. Barnhouse
Maria L. Bouvette Chairman and Chief Executive Officer	Phillip W. Barnhouse Chief Financial Officer

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2012, 2011 and 2010, largely as a result of asset impairments.  In addition, the Company’s bank subsidiary is not in compliance with a regulatory enforcement order issued by its primary federal regulator requiring, among other things, increased minimum regulatory capital ratios. Additional significant asset impairments or continued failure to comply with the regulatory enforcement order may result in additional adverse regulatory action.  These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath, LLP

Louisville, Kentucky
February 28, 2013

PORTER BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands except share data)

	2012	2011
Assets
Cash and due from financial institutions	$46,512	$104,680
Federal funds sold	3,060	1,282
Cash and cash equivalents	49,572	105,962
Securities available for sale	178,476	158,833
Mortgage loans held for sale	507	694
Loans, net of allowance of $56,680 and $52,579, respectively	842,412	1,083,444
Premises and equipment	20,805	21,541
Other real estate owned	43,671	41,449
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,398	8,106
Accrued interest receivable and other assets	8,718	25,323
Total assets	$1,162,631	$1,455,424

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$114,310	$111,118
Interest bearing	950,749	1,212,645
Total deposits	1,065,059	1,323,763
Repurchase agreements	2,634	1,738
Federal Home Loan Bank advances	5,604	7,116
Accrued interest payable and other liabilities	10,169	7,628
Subordinated capital note	6,975	7,650
Junior subordinated debentures	25,000	25,000
Total liabilities	1,115,441	1,372,895
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized
Series A - 35,000 issued and outstanding; Liquidation preference of $35 million at December 31, 2012	34,840	34,661
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at December 31, 2012	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 12,002,421 and 11,824,472 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,283	19,841
Retained deficit	(126,517)	(91,656)
Accumulated other comprehensive income	3,065	4,164
Total stockholders' equity	47,190	82,529
Total liabilities and stockholders’ equity	$1,162,631	$1,455,424

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,
(Dollar amounts in thousands except per share data)

	2012	2011	2010
Interest income
Loans, including fees	$52,918	$67,679	$77,559
Taxable securities	3,333	4,008	7,338
Tax exempt securities	887	1,123	854
Federal funds sold and other	591	744	656
	57,729	73,554	86,407
Interest expense
Deposits	14,623	20,147	25,392
Federal Home Loan Bank advances	207	537	2,015
Junior subordinated debentures	671	632	639
Subordinated capital note	266	283	311
Federal funds purchased and other	7	440	484
	15,774	22,039	28,841
Net interest income	41,955	51,515	57,566
Provision for loan losses	40,250	62,600	30,100
Net interest income (loss) after provision for loan losses	1,705	(11,085)	27,466

Non-interest income
Service charges on deposit accounts	2,239	2,609	2,984
Income from fiduciary activities	1,177	993	987
Bank card interchange fees	727	668	606
Other real estate owned rental income	420	200	121
Secondary market brokerage fees	94	219	327
Net gain on sales of loans originated for sale	338	713	554
Net gain on sales of securities	3,236	1,108	5,152
Other-than-temporary impairment loss
Total impairment loss	—	(41)	(597)
Loss recognized in other comprehensive income	—	—	—
Net impairment loss recognized in earnings	—	(41)	(597)
Other	1,359	1,364	1,448
	9,590	7,833	11,582
Non-interest expense
Salaries and employee benefits	16,648	15,218	14,903
Occupancy and equipment	3,642	3,729	4,095
Goodwill impairment	—	23,794	—
Other real estate owned expense	10,549	47,525	16,254
FDIC insurance	2,835	3,470	2,971
Loan collection expense	2,442	2,509	908
State franchise tax	2,174	2,228	2,172
Professional fees	1,985	1,392	1,067
Communications	710	678	737
Borrowing prepayment fees	—	486	—
Postage and delivery	454	485	722
Advertising	154	314	408
Other	2,699	2,445	2,241
	44,292	104,273	46,478
Loss before income taxes	(32,997)	(107,525)	(7,430)
Income tax expense (benefit)	(65)	(218)	(3,046)
Net loss	(32,932)	(107,307)	(4,384)
Less:
Dividends on preferred stock	(1,750)	(1,750)	(1,810)
Accretion on Series A preferred stock	(179)	(177)	(177)
(Earnings) loss allocated to participating securities	1,429	4,080	184
Net loss attributable to common shareholders	$(33,432)	$(105,154)	$(6,187)
Basic loss per common share	$(2.85)	$(8.98)	$(0.60)
Diluted loss per common share	$(2.85)	$(8.98)	$(0.60)

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years Ended December 31,
(in thousands)

	2012	2011	2010
Net loss	$(32,932)	$(107,307)	$(4,384)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,545	4,162	4,553
Reclassification of other than temporary impairment	—	41	597
Reclassification of amount realized through sales	(3,236)	(1,108)	(5,152)
Included in net loss	(1,691)	3,095	(2)
Tax effect	592	(1,083)	1
Net of tax	(1,099)	2,012	(1)
Comprehensive loss	$(34,031)	$(105,295)	$(4,385)

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Years Ended December 31,
(Dollar amounts in thousands except share and per share data)

	Shares				Amount
	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Additional Paid-In Capital	Retained (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2010	8,756,440	35,000	—	—	$83,104	$34,307	$—	$—	$14,959	$34,811	$2,153	$169,334
Issuance of stock and warrants in private placement	1,820,531	—	597,000	365,080	17,429	—	6,182	3,780	3,149	—	—	30,540
Conversion of Series B preferred to common	597,000	—	(597,000)	—	6,182	—	(6,182)	—	—	—	—	—
Conversion of Series C preferred to common	48,038	—	—	(48,038)	497	—	—	(497)	—	—	—	—
Issuance of unvested stock	69,182	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(9,566)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	482	—	—	482
Net loss	—	—	—	—	—	—	—	—	—	(4,384)	—	(4,384)
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series B preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(60)	—	(60)
Dividends on Series C preferred stock ($0.10 per share)	—	—	—	—	—	—	—	—	—	(40)	—	(40)
Accretion of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.49 per share)	—	—	—	—	—	—	—	—	—	(4,706)	—	(4,706)
5% stock dividend declared	564,482	—	—	—	5,024	—	—	—	848	(5,872)	—	—
Balances, December 31, 2010	11,846,107	35,000	—	317,042	112,236	34,484	—	3,283	19,438	17,822	2,152	189,415
Issuance of unvested stock	2,800	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(24,435)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	403	—	—	403
Net loss	—	—	—	—	—	—	—	—	—	(107,307)	—	(107,307)
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	2,012	2,012
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series C preferred stock ($0.02 per share)	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.02 per share)	—	—	—	—	—	—	—	—	—	(237)	—	(237)
Balances, December 31, 2011	11,824,472	35,000	—	317,042	112,236	34,661	—	3,283	19,841	(91,656)	4,164	82,529
Issuance of unvested stock	191,140	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(13,191)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	442	—	—	442
Net loss	—	—	—	—	—	—	—	—	—	(32,932)	—	(32,932)
Changes in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,099)	(1,099)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Accretion of Series A preferred stock discount	—	—	—	—	—	179	—	—	—	(179)	—	—
Balances, December 31, 2012	12,002,421	35,000	—	317,042	$112,236	$34,840	$—	$3,283	$20,283	$(126,517)	$3,065	$47,190

See accompanying notes.

PORTER BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(in thousands)

	2012	2011	2010
Cash flows from operating activities
Net loss	$(32,932)	$(107,307)	$(4,384)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	2,288	2,389	2,926
Provision for loan losses	40,250	62,600	30,100
Net amortization (accretion) on securities	3,335	1,552	(9)
Goodwill impairment charge	—	23,794	—
Stock-based compensation expense	442	436	467
Deferred income taxes (benefit)	—	12,958	(7,898)
Net gain on sales of loans originated for sale	(338)	(713)	(554)
Loans originated for sale	(16,365)	(24,881)	(28,165)
Proceeds from sales of loans originated for sale	16,827	24,649	28,467
Net loss on sales of other real estate owned	1,672	8,889	565
Net write-down of other real estate owned	7,154	34,874	14,062
Net realized gain on sales of investment securities	(3,236)	(1,067)	(4,555)
Earnings on bank owned life insurance	(292)	(301)	(296)
Net change in accrued interest receivable and other assets	16,150	(7,062)	3,667
Net change in accrued interest payable and other liabilities	791	(575)	(485)
Net cash from operating activities	35,746	30,235	33,908

Cash flows from investing activities
Purchases of available-for-sale securities	(162,840)	(123,609)	(55,750)
Sales of available-for-sale securities	93,199	50,318	96,808
Maturities and prepayments of available-for-sale securities	48,800	23,378	25,917
Proceeds from sale of other real estate owned	21,940	14,142	15,284
Improvements to other real estate owned	(1)	(1,650)	(1,947)
Loan originations and payments, net	167,272	92,190	6,160
Purchases of premises and equipment, net	(511)	(332)	(368)
Net cash from investing activities	167,859	54,437	86,104

Cash flows from financing activities
Net change in deposits	(258,704)	(143,905)	(62,428)
Net change in repurchase agreements	896	(9,878)	99
Repayment of Federal Home Loan Bank advances	(1,512)	(32,906)	(307,958)
Advances from Federal Home Loan Bank	—	25,000	240,000
Repayment of subordinated capital note	(675)	(900)	(450)
Issuance of preferred stock and warrants, net	—	—	11,064
Issuance of common stock and warrants, net	—	—	19,476
Cash dividends paid on preferred stock	—	(1,319)	(1,847)
Cash dividends paid on common stock	—	(237)	(4,706)
Net cash from financing activities	(259,995)	(164,145)	(106,750)
Net change in cash and cash equivalents	(56,390)	(79,473)	13,262
Beginning cash and cash equivalents	105,962	185,435	172,173
Ending cash and cash equivalents	$49,572	$105,962	$185,435

Supplemental cash flow information:
Interest paid	$15,402	$22,218	$29,637
Income taxes paid (refunded)	(12,726)	2,000	4,850
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$33,528	$41,917	$90,787
Financed sales of other real estate owned	541	11,848	9,736
5% Stock dividend	—	—	5,872

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

We analyze all relevant risk characteristics for each portfolio segment and have determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with our loan underwriting processes and procedures.  In determining the allocated allowance, we utilize weighted average loss rates for the past three years most heavily weighting the current year.  Commercial real estate loans are our largest segment and had the highest level of qualitative adjustments due to trends in our markets for underlying collateral values and risks related to tenant rents and for economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values.  Residential real estate loan considerations include macro factors such as unemployment rates, trends in vacancy rates, and home value trends.  The commercial portfolio qualitative adjustments are related to industry concentrations and geographical market.  Our agricultural, consumer, and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the more geographical areas where the collateral is located.

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

Goodwill and Intangible Assets – Goodwill resulting from business combinations prior to January 1, 2009, represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets on our balance sheet, other than goodwill, have defined useful lives. The Company has selected November 30th as the date to perform the annual impairment test on goodwill unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments.  We assessed our goodwill for impairment during the second quarter of 2011 because our stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011.   Based on this analysis, we determined that our Goodwill was impaired and recorded an impairment charge of $23.8 million in the quarter ended June 30, 2011. The impairment charge had no impact on the Company’s liquidity, cash flows, or regulatory capital ratios. (See Note 7 for more specific disclosure.)

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

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or shareholders’ equity.

NOTE 2 – GOING CONCERN CONSIDERATIONS AND FUTURE PLANS

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note create an uncertainty about the Company’s ability to continue as a going concern.

For the year ended December 31, 2012, we reported net loss to common shareholders of $33.4 million.  This loss was attributable primarily to $40.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $36.1 million, OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $33.4 million, for the year ended December 31, 2012, compares with net loss to common shareholders of $105.2 million for year ended December 31, 2011.

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

In June 2011, the Bank entered into a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan submitted by the Bank in December 2012. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2012, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

●
Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders.  We have engaged Sandler O’Neill & Partners, LP to act as our financial advisor and to assist our Board in this evaluation and to assist in evaluating our options for the redemption of our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

●
Continuing to operate the Company and Bank in a safe and sound manner.  This strategy will require us to reduce our lending concentrations, remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

●
Continuing with succession planning and adding resources to the management team.  John T. Taylor was named President and CEO for PBI Bank and appointed to the board of directors in July 2012.   Additionally, John R. Davis was appointed Chief Credit Officer of PBI Bank in August 2012, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

●
Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.  To this end, we believe the opportunity exists for the centralization of key processes which will lead to improved execution and cost savings.

●	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $1.1 billion at December 31, 2011, and $899.1 million at December 31, 2012.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis, who joined the management team in August 2012 and now serves as Chief Credit Officer.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We were not in compliance at December 31, 2012 with construction and development loans representing 82% of total risk-based capital.  These loans totaled $70.3 million, or 82% of total risk-based capital, at December 31, 2012 and $101.5 million, or 85% of total risk-based capital, at December 31, 2011.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at December 31, 2012.  These loans totaled $311.1 million, or 362% of total risk-based capital, at December 31, 2012 compared with $414.6 million, or 349% of total risk-based capital, at December 31, 2011.

o
We are working to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $70.3 million at December 31, 2012.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $189.8 million at December 31, 2012.

●	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010.  The Bank acquired $33.5 million, $41.9 million, and $90.8 million of OREO during 2012, 2011, and 2010, respectively.

o
We have incurred significant losses in disposing of OREO. We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continue to evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, and technology sales platforms.  Proceeds from the sale of OREO totaled $22.5 million during 2012, $26.0 in 2011, and $25.0 million in 2010.

o
At December 31, 2011, the OREO portfolio consisted of 75% construction, development, and land assets.  At December 31, 2012, this concentration had declined to 51%.  This is consistent with our reduction of construction, development and other land loans, which have declined to $70.3 million at December 31, 2012, compared to $101.5 million at December 31, 2011.  Over the past year, the composition of our OREO portfolio has shifted to be more heavily weighted towards commercial real estate properties with a cash flow opportunity and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets.  Commercial real estate properties represents 35% of the OREO portfolio at December 31, 2012 compared with 15% at December 31, 2011. 1-4 family residential properties represent 12% of the OREO portfolio at December 31, 2012 compared with 7% at December 31, 2011.

●	Evaluating other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3 – SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2012
U.S. Government and federal agency	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182
State and municipal	52,485	2,335	(87)	54,733
Corporate bonds	18,851	1,150	(37)	19,964
Other debt securities	572	46	—	618
Total debt securities	171,809	5,202	(381)	176,630
Equity	1,359	487	—	1,846
Total	$173,168	$5,689	$(381)	$178,476

December 31, 2011
U.S. Government and federal agency	$10,494	$1,149	$—	$11,643
Agency mortgage-backed: residential	97,286	2,211	(22)	99,475
State and municipal	35,456	2,610	(4)	38,062
Corporate bonds	7,259	315	(242)	7,332
Other debt securities	572	34	—	606
Total debt securities	151,067	6,319	(268)	157,118
Equity	1,359	356	—	1,715
Total	$152,426	$6,675	$(268)	$158,833

Sales and calls of available for sale securities were as follows:

	2012	2011	2010
	(in thousands)
Proceeds	$93,199	$50,318	$96,808
Gross gains	3,543	1,108	6,079
Gross losses	307	—	927

The tax provision related to these net gains and losses realized on sales were $1.1 million, $388,000, and $1.8 million, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed, are shown separately.

	December 31, 2012
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$12,656	$12,713
One to five years	14,582	16,102
Five to ten years	41,119	43,112
Beyond ten years	9,154	9,521
Agency mortgage-backed: residential	94,298	95,182
Total	$171,809	$176,630

Securities pledged at year-end 2012 and 2011 had carrying values of approximately $76.4 million and $57.7 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2012
Agency mortgage-backed: residential	$23,375	$(257)	$—	$—	$23,375	$(257)
State and municipal	7,961	(87)	—	—	7,961	(87)
Corporate bonds	3,777	(37)	—	—	3,777	(37)
Equity securities	2	—	—	—	2	—
Total temporarily impaired	$35,115	$(381)	$—	$—	$35,115	$(381)

2011
Agency mortgage-backed: residential	$2,159	$(22)	$—	$—	$2,159	$(22)
State and municipal	508	(4)	—	—	508	(4)
Corporate bonds	2,805	(242)	—	—	2,805	(242)
Total temporarily impaired	$5,472	$(268)	$—	$—	$5,472	$(268)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. In December 2011, we recorded an other-than-temporary impairment charge totaling $41,000 for equity securities held in our portfolio with an adjusted cost basis of $206,000. The market prices of the stocks had been below our adjusted basis for more than twelve months and after consideration of the companies financial conditions and the likelihood the market value would recover to our cost basis in a reasonable period of time, the investment was written down to fair value. As of December 31, 2012, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

NOTE 4 – LOANS

Loans at year-end by class were as follows:
	2012	2011
	(in thousands)
Commercial	$52,567	$71,216
Commercial Real Estate:
Construction	70,284	101,471
Farmland	80,825	90,958
Other	322,687	423,844
Residential Real Estate:
Multi-family	50,986	60,410
1-4 Family	278,273	337,350
Consumer	20,383	26,011
Agriculture	22,317	23,770
Other	770	993
Subtotal	899,092	1,136,023
Less: Allowance for loan losses	(56,680)	(52,579)
Loans, net	$842,412	$1,083,444

Activity in the allowance for loan losses for the years indicated was as follows:
	2012	2011	2010
	(in thousands)
Beginning balance	$52,579	$34,285	$26,392
Provision for loan losses	40,250	62,600	30,100
Loans charged-off	(37,515)	(44,646)	(22,461)
Loan recoveries	1,366	340	254
Ending balance	$56,680	$52,579	$34,285

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	3,850	23,275	10,884	1,070	1,170	1	40,250
Loans charged off	(3,784)	(22,366)	(9,071)	(1,130)	(1,164)	–	(37,515)
Recoveries	129	835	205	125	72	–	1,366
Ending balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$2,147	$24,075	$7,224	$701	$134	$4	$34,285
Provision for loan losses	6,188	34,043	20,253	1,074	1,032	10	62,600
Loans charged off	(4,197)	(25,243)	(13,295)	(1,070)	(841)	–	(44,646)
Recoveries	69	149	35	87	–	–	340
Ending balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$263	$16,046	$4,641	$68	$5	$11	$21,034
Collectively evaluated for impairment	4,139	18,722	11,594	789	398	4	35,646
Total ending allowance balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680

Loans:
Loans individually evaluated for impairment	$5,296	$125,922	$56,799	$212	$55	$524	$188,808
Loans collectively evaluated for impairment	47,271	347,874	272,460	20,171	22,262	246	710,284
Total ending loans balance	$52,567	$473,796	$329,259	$20,383	$22,317	$770	$899,092

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$554	$9,580	$2,172	$—	$—	$8	$12,314
Collectively evaluated for impairment	3,653	23,444	12,045	792	325	6	40,265
Total ending allowance balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579

Loans:
Loans individually evaluated for impairment	$5,032	$116,676	$27,848	$—	$631	$540	$150,727
Loans collectively evaluated for impairment	66,184	499,598	369,911	26,011	23,139	453	985,296
Total ending loans balance	$71,216	$616,274	$397,759	$26,011	$23,770	$993	$1,136,023

Impaired Loans
Impaired loans include restructured loans and commercial, construction, agriculture, and commercial real estate loans on non-accrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

	2012	2011	2010
	(in thousands)
Average of impaired loans during the year	$175,828	$95,331	$69,167
Interest income recognized during impairment	3,976	2,594	1,358
Cash basis interest income recognized	355	412	115

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Other	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Other	97,699	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	31,021	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—
Total	$207,106	$188,808	$21,034	$175,828	$3,976	$355

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2012 and 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Principal deferral	887	—	887
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	4,834	4,459	9,293
Farmland
Rate reduction	150	—	150
Principal deferral	725	2,438	3,163
Other
Rate reduction	36,515	22,631	59,146
Principal deferral	1,195	—	1,195
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	13,087	—	13,087
Interest only payments	652	—	652
1-4 Family
Rate reduction	14,323	7,871	22,194
Consumer
Rate reduction	14	—	14
Other
Rate reduction	524	—	524
Total TDRs	$77,344	$40,464	$117,808

December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Principal deferral	898	—	898
Commercial Real Estate:
Construction
Rate reduction	11,155	3,767	14,922
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	5,101	5,847
Other
Rate reduction	42,946	20,446	63,392
Interest only payments	1,288	—	1,288
Residential Real Estate:
Multi-family
Rate reduction	2,247	1,413	3,660
Interest only payments	656	—	656
1-4 Family
Rate reduction	12,255	7,176	19,431
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$74,144	$39,554	$113,698

At December 31, 2012 and 2011, 66% and 65%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $15.1 million and $10.6 million as of December 31, 2012 and 2011, respectively, in reserves to customers whose loan terms have been modified in TDRs.  The Company has committed to lend additional amounts totaling $259,000 and $317,000 as of December 31, 2012 and 2011, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the twelve months ended December 31, 2012 and 2011:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	—	831	831
Farmland
Rate reduction	150	—	150
Other
Rate reduction	16,468	1,089	17,557
Principal deferral	1,194	—	1,194
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	12,805	—	12,805
1-4 Family
Rate reduction	7,514	—	7,514
Consumer
Rate reduction	14	—	14
Total TDRs	$42,583	$4,985	$47,568

December 31, 2011
Commercial
Rate reduction	$1,231	$—	$1,231
Commercial Real Estate:
Construction
Rate reduction	11,155	3,367	14,522
Interest only payments	—	1,404	1,404
Farmland
Rate reduction	182	—	182
Principal deferral	746	—	746
Other
Rate reduction	41,682	20,446	62,128
Residential Real Estate:
Multi-family
Rate reduction	2,247	—	2,247
Interest only payments	656	—	656
1-4 Family
Rate reduction	7,968	1,651	9,619
Principal deferral	—	247	247
Other
Rate reduction	540	—	540
Total TDRs	$66,407	$27,115	$93,522

As of December 31, 2012 and 2011, 90% and 71%, respectively, of the Company’s TDRs that occurred during 2012 and 2011, respectively, were performing in accordance with their modified terms.  The Company has allocated $4.8 million and $3.8 million, respectively, in reserves to customers whose loan terms have been modified during 2012 and 2011, respectively.  For modifications occurring during the twelve months ended December 31, 2012 and 2011, the post-modification balances approximate the pre-modification balances.

During 2012 and 2011, approximately $12.0 million and $33.2 million of TDRs, respectively, defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $6.6 million in commercial real estate loans, $3.2 million in construction loans, $1.2 million in 1-4 family residential real estate loans, and $958,000 in commercial loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2012 and 2011:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2012	2011	2012	2011
	(in thousands)

Commercial	$2,437	$2,903	$36	$109
Commercial Real Estate:
Construction	7,808	13,564	—	—
Farmland	10,030	9,152	—	26
Other	46,036	35,154	—	918
Residential Real Estate:
Multi-family	1,516	2,921	—	—
1-4 Family	26,501	27,375	50	265
Consumer	135	320	—	—
Agriculture	54	631	—	32
Other	—	—	—	—
Total	$94,517	$92,020	$86	$1,350

Subsequent to December 31, 2012, loans to two significant borrowing relationships included in the following table of past due loans, which were past due 30-59 days totaling $23.5 million and loans past due 60-89 days totaling $12.7 million, were placed on non-accrual.  These loans were classified as impaired at December 31, 2012.

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2012 and 2011:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

	(in thousands)
December 31, 2012
Commercial	$1,279	$90	$36	$2,437	$3,842
Commercial Real Estate:
Construction	10,510	5,815	—	7,808	24,133
Farmland	922	58	—	10,030	11,010
Other	5,138	13,037	—	46,036	64,211
Residential Real Estate:
Multi-family	8,762	—	—	1,516	10,278
1-4 Family	11,145	1,221	50	26,501	38,917
Consumer	310	75	—	135	520
Agriculture	153	7	—	54	214
Other	—	—	—	—	—
Total	$38,219	$20,303	$86	$94,517	$153,125

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Non-accrual	Total Past Due And Non-accrual

	(in thousands)
December 31, 2011
Commercial	$2,792	$91	$109	$2,903	$5,895
Commercial Real Estate:
Construction	20	—	—	13,564	13,584
Farmland	1,353	305	26	9,152	10,836
Other	4,555	756	918	35,154	41,383
Residential Real Estate:
Multi-family	442	135	—	2,921	3,498
1-4 Family	7,568	2,511	265	27,375	37,719
Consumer	593	149	—	320	1,062
Agriculture	23	—	32	631	686
Other	—	—	—	—	—
Total	$17,346	$3,947	$1,350	$92,020	$114,663

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2012
Commercial	$27,085	$10,153	$6,495	$8,772	$62	$52,567
Commercial Real Estate:
Construction	26,085	21,713	3,647	18,839	—	70,284
Farmland	47,017	13,461	3,532	16,815	—	80,825
Other	122,603	66,223	14,955	118,635	271	322,687
Residential Real Estate:
Multi-family	18,387	14,637	—	17,962	—	50,986
1-4 Family	159,975	47,030	5,167	66,101	—	278,273
Consumer	17,232	2,211	35	842	63	20,383
Agriculture	19,256	1,467	869	725	—	22,317
Other	246	524	—	—	—	770
Total	$437,886	$177,419	$34,700	$248,691	$396	$899,092

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2011
Commercial	$53,223	$9,357	$3,237	$5,300	$99	$71,216
Commercial Real Estate:
Construction	45,407	13,132	7,777	35,155	—	101,471
Farmland	69,880	4,955	2,688	13,236	199	90,958
Other	213,406	80,149	30,787	99,502	—	423,844
Residential Real Estate:
Multi-family	37,807	4,619	2,100	15,884	—	60,410
1-4 Family	247,423	28,734	2,276	58,891	26	337,350
Consumer	23,721	1,418	43	762	67	26,011
Agriculture	22,502	343	14	911	—	23,770
Other	453	540	—	—	—	993
Total	$713,822	$143,247	$48,922	$229,641	$391	$1,136,023

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011
	(in thousands)
Land and buildings	$24,860	$23,493
Furniture and equipment	18,074	19,086
	42,934	42,579
Accumulated depreciation	(22,129)	(21,038)
	$20,805	$21,541

Depreciation expense was $1,165,000, $1,205,000 and $1,450,000 for 2012, 2011 and 2010, respectively.

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

	2012	2011
	(in thousands)
Commercial Real Estate:
Construction	$22,912	$32,538
Farmland	618	744
Other	15,577	6,620
Residential Real Estate:
Multi-family	200	—
1-4 Family	5,518	3,214
	44,825	43,116
Valuation allowance	(1,154)	(1,667)
	$43,671	$41,449

	2012	2011
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,667	$700
Provision to allowance	7,154	34,874
Write-downs	(7,667)	(33,907)
Ending balance	$1,154	$1,667

Activity relating to other real estate owned during the years indicated is as follows:
	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$43,116	$68,335
Real estate acquired	33,528	41,917
Valuation adjustments for sales strategy change	—	(25,613)
Valuation adjustments for declining market values	(7,667)	(8,294)
Improvements	1	1,650
Loss on sale	(1,672)	(8,889)
Proceeds from sale of properties	(22,481)	(25,990)
OREO as of December 31	$44,825	$43,116

Expenses related to other real estate owned include:

	2012	2011	2010
	(in thousands)
Net loss on sales	$1,672	$8,889	$565
Provision to allowance	7,154	34,874	14,062
Operating expense	1,723	3,762	1,627
Total	$10,549	$47,525	$16,254

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in balance of goodwill during the years indicated was as follows:

	2012	2011
	(in thousands)
Beginning of year	$—	$23,794
Acquired goodwill	—	—
Impairment	—	(23,794)
End of year	$—	$—

The Company evaluated goodwill for impairment annually in the fourth quarter unless events or changes in circumstances indicate potential impairment may have occurred between annual assessments. Goodwill was reviewed for impairment during the second quarter of 2011 because our common stock, which trades publicly on the NASDAQ, experienced a significant drop in value throughout the months of May and June 2011.  Our stock trended downward during the first quarter of 2011 and continued downward throughout the months of May and June 2011.  The stock closed on June 30, 2011 at $4.98 per share and has traded at a market price less than book value per common share since the second quarter of 2010.

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

Acquired Intangible Assets

Acquired intangible assets were as follows as of year-end:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$2,581	$4,183	$2,124
Trust account intangibles	100	53	100	43

Aggregate amortization expense was $467,000, $468,000 and $464,000 for 2012, 2011 and 2010, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2013	$437
2014	407
2015	345
2016	344
2017	117

NOTE 8 – DEPOSITS

The following table shows deposits by category:

	December 31, 2012	December 31, 2011
	(in thousands)
Non-interest bearing	$114,310	$111,118
Interest checking	87,234	87,653
Money market	63,715	64,302
Savings	39,227	36,357
Certificates of deposit	760,573	1,024,333
Total	$1,065,059	$1,323,763

Time deposits of $100,000 or more were approximately $319,527,000 and $493,344,000 at year-end 2012 and 2011, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

	Retail	Brokered	Total
2013	$394,593	$15,000	$409,593
2014	173,311	—	173,311
2015	152,716	—	152,716
2016	13,974	—	13,974
2017	10,894	—	10,894
Thereafter	85	—	85
	$745,573	$15,000	$760,573

Historically, the Bank has utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2012, and 2011, these deposits totaled $15.0 million and $118.4 million, respectively. As stipulated in the Consent Order, PBI Bank is currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company.  Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2012	2011
	(in thousands)
Balance at year-end	$2,634	$1,738
Average daily balance during the year	$2,088	$10,451
Average interest rate during the year	0.35%	4.20%
Maximum month-end balance during the year	$2,634	$11,672
Weighted average interest rate at year-end	0.23%	2.26%
Fair value of securities sold under agreements to repurchase at year-end	$2,634	$1,738

During 2011, we retired a $10 million repurchase agreement prior to maturity and incurred a prepayment penalty of $312,000.

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2012	2011
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2013 through 2033, averaging 3.21% for 2012	$5,604	$7,116
Total	$5,604	$7,116

Each advance is payable per terms on agreement, with a prepayment penalty. During 2011, we incurred prepayment penalties of $174,000 on the prepayments of advances totaling $5.5 million. No similar penalty was incurred during 2012. The advances were collateralized by approximately $163.3 million and $411.5 million of first mortgage loans, under a blanket lien arrangement at year-end 2012 and 2011, respectively. Our borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its rights to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less. At December 31, 2012, our additional borrowing capacity with the FHLB was $23.0 million.

Scheduled principal payments on the above during the next five years (in thousands):

Advances
2013	$1,125
2014	729
2015	669
2016	634
2017	550
Thereafter	1,897
$5,604

At year-end 2012, the Company had approximately $5.0 million of federal funds lines of credit available from correspondent institutions; however, the availability of these lines could be affected by our financial position.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $7.0 million at December 31, 2012.  The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital.  Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced.  Scheduled principal payments of $900,000 per year are due each of the next five years with $2,475,000 due thereafter. The note matures July 1, 2020.  At December 31, 2012, the interest rate on this note was 3.36%.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to the maturity dates of February 13, 2034, April 15, 2034, and March 1, 2037, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed twenty (20) consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders. Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. Dividends accrued and unpaid on our junior subordinated debentures totaled $871,000 at December 31, 2012. A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Asencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034
				$25,000,000

(1)	As of December 31, 2012 the 3-month LIBOR was 0.31%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $148,000, $131,000 and $188,000 in 2012, 2011 and 2010, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $151,000, $49,000 and $264,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The related liability was $1,338,000, $1,208,000 and $1,161,000 at December 31, 2012, 2011 and 2010, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants to fund the benefits of these plans. The cash surrender value of all insurance policies was $8,398,000 and $8,106,000 at December 31, 2012 and 2011, respectively. Income earned from the cash surrender value of life insurance totaled $292,000, $301,000 and $296,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The income is recorded as other non-interest income.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:
	2012	2011	2010
	(in thousands)
Current	$(65)	$(12,093)	$4,852
Deferred	754	(17,403)	(7,898)
Net operating loss	(12,581)	(2,439)	—
Establishment of valuation allowance	—	31,717	—
Change in valuation allowance	11,827	—	—
	$(65)	$(218)	$(3,046)

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following.

	2012	2011	2010
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(11,549)	$(37,634)	$(2,600)
Effect of:
Establishment of valuation allowance	—	31,717	—
Change in valuation allowance	11,827	—	—
Goodwill impairment charge	—	6,169	—
Tax-exempt income	(314)	(392)	(302)
Nontaxable life insurance income	(102)	(105)	(104)
Federal tax credits	—	(45)	(45)
Other, net	73	72	5
Total	$(65)	$(218)	$(3,046)

Year-end deferred tax assets and liabilities were due to the following.

	2012	2011
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$19,838	$18,403
Other real estate owned write-down	10,408	12,905
Net operating loss carry-forward	15,051	2,470
New market tax credit carry-forward	208	208
Alternative minimum tax credit carry-forward	692	685
Net assets from acquisitions	592	543
Other than temporary impairment on securities	374	374
Amortization of non-compete agreements	19	27
Other	936	827
	48,118	36,442

Deferred tax liabilities:
Fixed assets	409	445
Net unrealized gain on securities available for sale	1,858	2,242
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	98	103
Other	549	659
	4,190	4,725
Net deferred tax asset before valuation allowance	43,928	31,717
Valuation allowance	(43,928)	(31,717)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of $40.1 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2012 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2012 were as follows (in thousands):

Beginning balance	$1,376
New loans	30
Repayments	(173)
Ending balance	$1,233

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $1.4 million and $2.5 million, respectively.

Our loan participation totals include participations in real estate loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter and his brother and our director, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter, William G. Porter and our chairman and chief executive officer, Maria L. Bouvette, serve as directors of The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter owns an interest of approximately 36.0% and his brother and our director, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter and Maria L. Bouvette, serve as directors of The Peoples Bank, Mount Washington. We have entered into management services agreements with each of these banks. Each agreement provides that our executives and employees provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. Maria Bouvette also serves as chief financial officer of each of the banks. We received a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services. Beginning in 2013, these management services agreements were not renewed.

As of December 31, 2012, we had $2.7 million of participations in real estate loans purchased from, and $6.5 million of participations in real estate loans sold, to these affiliate banks. As of December 31, 2011, we had $4.1 million of participations in real estate loans purchased from, and $13.2 million of participations in real estate loans sold to, these affiliate banks. At December 31, 2012, $1.4 million of loan participations sold to Peoples Bank, Taylorsville, and $943,000 sold to Peoples Bank, Mt. Washington were on non-accrual.

NOTE 16 – PREFERRED STOCK AND STOCK PURCHASE WARRANTS

In 2010, we completed a $32 million private placement to accredited investors.  Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Series C Preferred Stock and (iii) warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share.

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

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint representatives to our Board of Directors.  We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes. Dividends accrued and unpaid on our Series A Preferred Stock, and interest accrued and unpaid on those dividends, totaled $2.5 million at December 31, 2012.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank cannot be considered well-capitalized while under the Consent Order. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of December 31, 2012, the capital ratios required by the Consent Order were not met.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				December 31, 2012		December 31, 2011
	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	6.46%	7.71%	9.23%	8.86%
Total risk-based capital	8.0	10.0	12.0%	9.81	9.82	11.22	10.86
Tier 1 leverage ratio	4.0	5.0	9.0	4.50	5.37	6.53	6.23

At December 31, 2012, PBI Bank’s Tier 1 leverage ratio declined to 5.37% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio declined to 9.82% which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$2,490	$3,546	$4,413	$9,458
Unused lines of credit	11,910	34,925	13,485	49,312
Standby letters of credit	1,085	1,176	746	2,707

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

We also apply discounts to the expected fair value of collateral for impaired loans where the likely resolution involves litigation or foreclosure. Resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment. We have utilized discounts ranging from 10% to 33% in our impairment evaluations when applicable.

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$6,133	$—	$6,133	$—
Agency mortgage-backed: residential	95,182	—	95,182	—
State and municipal	54,733	—	54,733	—
Corporate bonds	19,964	—	19,964	—
Other debt securities	618	—	—	618
Equity securities	1,846	1,846	—	—
Total	$178,476	$1,846	$176,012	$618

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$11,643	$—	$11,643	$—
Agency mortgage-backed: residential	99,475	—	99,475	—
State and municipal	38,062	—	36,889	1,173
Corporate bonds	7,332	—	7,332	—
Other debt securities	606	—	—	606
Equity securities	1,715	1,715	—	—
Total	$158,833	$1,715	$155,339	$1,779

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2012 and 2011:

	State and Municipal Securities		Other Debt Securities
	2012	2011	2012	2011
	(in thousands)
Balances of recurring Level 3 assets at January 1	$1,173	$—	$606	$572
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	—	12	34
Transfers into Level 3	—	1,173	—	—
Sales	(1,173)	—	—	—
Balance of recurring Level 3 assets at September 30	$—	$1,173	$618	$606

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

Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party.  Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As securities of this type are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. We sold our Level 3 municipal securities in the second quarter of 2012 and had no securities of this nature at December 31, 2012.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 10.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Carrying Value
Description
Impaired loans:
Commercial	$3,799	$—	$—	$3,799
Commercial real estate:
Construction	23,912	—	—	23,912
Farmland	5,722	—	—	5,722
Other	72,793	—	—	72,793
Residential real estate:
Multi-family	13,263	—	—	13,263
1-4 Family	25,094	—	—	25,094
Consumer	74	—	—	74
Agriculture	5	—	—	5
Other	513	—	—	513
Other real estate owned, net:
Commercial real estate:
Construction	22,323	—	—	22,323
Farmland	602	—	—	602
Other	15,175	—	—	15,175
Residential real estate:
Multi-family	195	—	—	195
1-4 Family	5,376	—	—	5,376

		Fair Value Measurements at December 31, 2011 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$2,653	$—	$—	$2,653
Commercial real estate:
Construction	15,899	—	—	15,899
Farmland	6,288	—	—	6,288
Other	75,128	—	—	75,128
Residential real estate:
Multi-family	3,758	—	—	3,758
1-4 Family	21,648	—	—	21,648
Other	532	—	—	532
Other real estate owned, net:
Commercial real estate:
Construction	31,280	—	—	31,280
Farmland	715	—	—	715
Other	6,364	—	—	6,364
Residential real estate:
1-4 Family	3,090	—	—	3,090

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $152.2 million, with a valuation allowance of $20.0 million, at December 31, 2012, resulting in an additional provision for loan losses of $13.1 million for the year ended December 31, 2012.  At December 31, 2011, impaired loans had a carrying amount of $138.2 million, with a valuation allowance of $12.3 million, resulting in an additional provision for loan losses of $10.1 million for the year ended December 31, 2011.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $43.7 million as of December 31, 2012, compared with $41.4 million at December 31, 2011.  Write-downs of $7.2 million and $34.9 million were recorded on other real estate owned for the years ended December 31, 2012 and 2011, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$3,799	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$89,461	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (19%)

Impaired loans – Residential real estate	$38,357	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 38% (15%)

Other real estate owned – Commercial real estate	$38,100	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 50% (18%) 9% - 16% (12%)

Other real estate owned – Residential real estate	$5,571	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 30% (9%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2012:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,572	$41,938	$7,634	$—	$49,572
Securities available for sale	178,476	1,846	176,012	618	178,476
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	507	—	507	—	507
Loans, net	842,412	—	—	853,996	853,996
Accrued interest receivable	5,138	—	1,150	3,988	5,138
Financial liabilities
Deposits	$1,065,059	$114,310	$955,216	$—	$1,069,526
Securities sold under agreements to repurchase	2,634	—	2,634	—	2,634
Federal Home Loan Bank advances	5,604	—	5,607	—	5,607
Subordinated capital notes	6,975	—	—	6,599	6,599
Junior subordinated debentures	25,000	—	—	13,821	13,821
Accrued interest payable	2,104	—	1,173	931	2,104

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2011:

		Fair Value Measurements at December 31, 2011 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$105,962	$93,877	$12,085	$—	$105,962
Securities available for sale	158,833	1,715	155,339	1,779	158,833
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	694	—	694	—	694
Loans, net	1,083,444	—	—	1,093,456	1,093,456
Accrued interest receivable	6,682	—	970	5,712	6,682
Financial liabilities
Deposits	$1,323,763	$111,118	$1,221,015	$—	$1,332,133
Securities sold under agreements to repurchase	1,738	—	1,738	—	1,738
Federal Home Loan Bank advances	7,116	—	7,015	—	7,015
Subordinated capital notes	7,650	—	—	7,110	7,110
Junior subordinated debentures	25,000	—	—	19,765	19,765
Accrued interest payable	1,732	—	1,510	222	1,732

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

(e) Deposits
The fair values disclosed for non-interest bearing deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of variable rate interest bearing deposits approximate their fair values at the reporting date resulting in a Level 2 classification.  Fair values for fixed rate interest bearing deposits are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has a stock option plan and a stock incentive plan. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards.  As of December 31, 2012, the Company had granted 153,316 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over two to ten years. The Company has 142,663 shares remaining available for issue under the plan.  All shares issued under the above mentioned plans came from authorized and unissued shares.

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

To date, the Company has issued 80,078 unvested shares to non-employee directors. At December 31, 2012, 295,712 shares remain available for issuance under this plan.

The fair value of the 2012 unvested shares issued to certain employees was $169,000, or $1.74 per weighted-average share. The fair value of the 2012 unvested shares issued to non-employee directors was $155,000, or $1.65 per share. The Company recorded $442,000 and $436,000 of stock-based compensation during 2012 and 2011, respectively, to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. A deferred tax benefit of $0 and $153,000, respectively, was recognized related to this expense.

The following table summarizes unvested share activity as of and for the year indicated:

	December 31, 2012
	Unvested Shares	Weighted Average Grant Price
Outstanding, beginning	100,226	$13.21
Granted	191,140	1.69
Vested	(44,781)	8.89
Forfeited	(13,191)	15.22
Outstanding, ending	233,394	$4.49

As of December 31, 2012, all stock options issued to non-employee directors had expired and none were exercised during their grant term. When granted, stock options have an exercise price that is equal to or greater than the fair market value of the Company’s stock on the date the options were granted.  Options granted generally become fully exercisable at the end of three years of continued employment. Options have a life of five years.

The following table summarizes stock option activity as of and for the year indicated:

	December 31, 2012
	Options	Weighted Average Exercise Price
Outstanding, beginning	29,530	$19.88
Forfeited	—	—
Expired	(29,530)	19.88
Outstanding, ending	—	$—

No options were exercised during 2012.  The Company recorded no stock option compensation expense during the year ended December 31, 2012.  No options were modified during the period.  As of December 31, 2012, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for 2013 and beyond is estimated as follows (in thousands):
2013	$400
2014	300
2015	157
2016	57
2017 & thereafter	22

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2012	2011	2010
	(in thousands, except share and per share data)
Net loss	$(32,932)	$(107,307)	$(4,384)
Less:
Preferred stock dividends	(1,750)	(1,750)	(1,810)
Accretion of Series A preferred stock discount	(179)	(177)	(177)
Loss attributable to unvested shares	482	1,092	81
Loss attributable to Series C preferred	947	2,988	103
Net loss attributable to common shareholders, basic and diluted	$(33,432)	$(105,154)	$(6,187)

Basic
Weighted average common shares including unvested common shares and Series C Preferred outstanding	12,248,936	12,169,987	10,640,872
Less: Weighted average unvested common shares	(169,323)	(121,632)	(135,757)
Less: Weighted average Series C preferred shares	(332,894)	(332,894)	(171,616)
Weighted average common shares outstanding	11,746,719	11,715,461	10,333,499
Basic loss per common share	$(2.85)	$(8.98)	$(0.60)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—
Weighted average common shares and potential common shares	11,746,719	11,715,461	10,333,499
Diluted loss per common share	$(2.85)	$(8.98)	$(0.60)

Stock options for 29,530 shares of common stock for 2011, and 86,469 shares of common stock for 2010, were not considered in computing diluted earnings per common share because they were anti-dilutive. The Company had no outstanding stock options at December 31, 2012. Additionally, a warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2012, 2011 and 2010 but was not included in the diluted earnings per share computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at December 31, 2012, 2011, and 2010, but were not included in the diluted earnings per share computation as inclusion would have been anti-dilutive.

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2012	2011
	(in thousands)
ASSETS
Cash and cash equivalents	$995	$2,564
Securities available-for-sale	2,464	2,321
Investment in banking subsidiary	71,711	103,083
Investment in and advances to other subsidiaries	776	776
Other assets	535	550
Total assets	$76,481	$109,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	3,516	990
Shareholders’ equity	47,190	82,529
Total liabilities and shareholders’ equity	$76,481	$109,294

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$114	$215	$609
Dividends from subsidiaries	21	20	20
Other income	72	1,272	1,787
Interest expense	(692)	(652)	(659)
Other expense	(1,453)	(3,614)	(3,420)
Income (loss) before income tax and undistributed subsidiary income	(1,938)	(2,759)	(1,663)
Income tax expense (benefit)	864	468	(592)
Equity in undistributed subsidiary income (loss)	(30,130)	(104,080)	(3,313)
Net income (loss)	$(32,932)	$(107,307)	$(4,384)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net income (loss)	$(32,932)	$(107,307)	$(4,384)
Adjustments:
Equity in undistributed subsidiary (income) loss	30,130	104,080	3,313
Income tax valuation allowance	—	1,095	—
Loss on sale of assets	—	—	84
Change in other assets	(21)	157	(219)
Change in other liabilities	776	(273)	225
Other	478	1,404	445
Net cash (used in) from operating activities	(1,569)	(844)	(536)

Cash flows from investing activities
Investments in subsidiaries	—	(13,100)	(21,000)
Purchase of securities	—	—	(514)
Sales of securities	—	—	6,117
Net cash used in investing activities	—	(13,100)	(15,397)

Cash flows from financing activities
Proceeds from sale of preferred stock, net	—	—	11,064
Proceeds from sale of common stock, net	—	—	19,476
Repurchase of common stock, net	—	—	—
Dividends paid on preferred stock	—	(1,319)	(1,847)
Dividends paid on common stock	—	(237)	(4,706)
Net cash from (used in) financing activities	—	(1,556)	23,987

Net change in cash and cash equivalents	(1,569)	(15,500)	8,054
Beginning cash and cash equivalents	2,564	18,064	10,010
Ending cash and cash equivalents	$995	$2,564	$18,064

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic	Diluted
	(in thousands, except per share data)
2012
First quarter	$15,755	$11,454	$3,750	$1,257	$1,502		$0.08	$0.08
Second quarter	14,812	10,795	4,000	1,205	151		(0.03)	(0.03)
Third quarter	13,987	10,132	25,500	5,204	(27,732)	(1)	(2.29)	(2.29)
Fourth quarter	13,175	9,574	7,000	2,883	(6,853)		(0.59)	(0.59)

2011
First quarter	$19,616	$13,768	$5,100	$1,367	$799		$0.03	$0.03
Second quarter	19,198	13,441	13,700	22,109	(39,989)	(2)	(3.33)	(3.33)
Third quarter	18,103	12,655	8,000	17,029	(12,162)	(3)	(1.04)	(1.04)
Fourth quarter	16,637	11,651	35,800	7,020	(55,955)	(4)	(4.64)	(4.64)

(1) Third quarter net income was lower than the previous quarter due to increased provision for loan losses expense during the quarter as a result of the continued decline in credit trends in our portfolio. The provision was also negatively impacted by a strategy change related to classified loans which we expected to more quickly remediate by litigation or foreclosure.

(2) Second quarter net income was lower than the previous quarter due to increased provision for loan losses expense during the quarter, higher fair value write-down adjustments on OREO, and a goodwill impairment charge of $23.8 million.

(3) Third quarter net income was affected by OREO write-downs to prepare for a bulk sale of OREO.
(4) Fourth quarter net income was lower than previous quarters due to increased provision for loan losses expense during the quarter and the establishment of a deferred tax asset valuation allowance of $31.7 million.

NOTE 24 – CONTINGENCIES

In 2010, the Company sold common shares, convertible preferred shares and warrants to purchase common shares to accredited investors for $32 million in a private placement.  In the placement, SBAV LP, an affiliate of Clinton Group, Inc. (“CGI”) purchased 456,524 common shares and warrants to purchase 228,262 common shares for $10.93 per share for $5,000,016.  The numbers of shares and the warrant exercise price have been adjusted to reflect the Company’s 5% stock dividend in November 2010.

On July 11, 2011, CGI sent a letter to the Company, which was also attached as an exhibit to a Schedule 13D CGI filed with the Securities and Exchange Commission on the same date.  In its letter CGI set forth concerns about the Company’s executive leadership team and its ability to properly manage the Bank's operations, compliance with GAAP, financial disclosures and relationships with regulators, referencing the consent order PBI Bank entered into with the FDIC and the KDFI on June 24, 2011.  CGI listed a number of steps it believed the Company must take to maximize shareholder value and comply with the consent order. In addition, CGI alleged “that it is likely that a number of representations and warranties made when the CGI affiliate entered into an agreement to purchase shares were false,” and demanded that the Company take immediate steps to “redress such breaches and make CGI and the other purchasers whole.”

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

On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act.  The Company provided records to CGI in accordance with Kentucky law.

On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court.  The proceeding was removed to New York federal district court on January 16, 2013. SBAV LP v. Porter Bancorp, et. al., Civ. Action 13 Civ. 0372 (S.D.N.Y).  The complaint alleges violation of the Kentucky Securities Act, negligent misrepresentation and, against defendants Porter Bancorp and Bouvette, breach of contract.  The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees.  The defendants have filed motions to dismiss the suit or, in the alternative, to transfer it to federal district court in Kentucky. We dispute the material factual allegations made in the complaint and intend to defend the plaintiff’s claims vigorously.  We have not accrued liability related to this matter as we believe we have meritorious defenses.

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

Plaintiffs filed suit shortly before the closing of the sale and recorded a lis pendens claiming an interest in the land, effectively preventing MAKY from taking clear title.  Plaintiffs have asserted claims of fraud, breach of fiduciary duty, breach of the duty of good faith and fair dealing, tortuous interference with prospective business advantage and conspiracy to commit fraud, negligence, and conspiracy against PBI Bank and MAKY.  Plaintiffs are seeking to rescind the agreement conveying the project to PBI Bank, but only with respect to the +/- 30 acre tract of land.  PBI has filed a counterclaim against the plaintiffs and a third party complaint against the guarantors, asserting claims of fraud. MAKY has asserted claims against the plaintiffs for slander of title and interference with business opportunities.  PBI’s position is that if the conveyance agreement is rescinded, then PBI’s notes, mortgages, and guarantees as well as the obligations of the plaintiffs and guarantors under the loans, which total more than $26 million, would all be reinstated.  PBI would then seek to enforce its rights under such instruments.  The matter is scheduled for trial in July 2013. The preliminary motions on procedural matters have been submitted and ruled on.  We have not accrued liability related to this matter as we believe we have meritorious claims and defenses.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

As a result of regulatory examination and audit processes applied to our loan grading activities shortly before and after year end 2011, we determined that our internal process for assigning loan grades did not always establish an accurate grade for credit risk.  Our internal control processes surrounding loan grades, which consist of a combination of internal and external loan review activities, identified and corrected grades for the majority of loans that were not initially graded correctly.  However, our loan review had not sufficiently covered all loans subject to potential grading error throughout the 2011 fiscal year.  In preparing our annual report on Form 10-K, we identified the extent to which our loan review controls did not operate and expanded the scope to cover the remainder of the portfolio and adjusted our allowance for loan losses to take the additional findings into consideration.  Accordingly, we determined the controls regarding the determination of loan grades were not operating effectively as of December 31, 2011.  Our management, overseen by the Audit Committee, worked throughout 2012 to implement steps to remediate the control weaknesses for loan grading discovered in the closing process for the year and quarter ended December 31, 2011.

These enhanced procedures and process improvements include:

●	Completion of additional independent internal and external loan reviews of the portfolio to ensure accurate grading from March 2012 through December 2012.
●	Review of the portfolio by assigned loan officer for proper grading.
●	Analytical review of the portfolio by management based upon payment performance.
●	Retention of John R. Davis to serve as Chief Credit Officer overseeing credit administration and credit quality policy and procedures.
●
Implementation of a centralized loan administration and analysis team within the credit department to ensure more timely and regular review of grading, performance metrics, financial information, and collateral.

In addition to those procedures, management implemented the following controls to ensure the accuracy, consistency, and timeliness of loan grades:

●	Implemented reporting on risk rating changes to the Bank’s loan committee weekly and to the Board of Directors monthly.
●	Ensured the risk rating assessment is a common discussion during the adjudication of any committee level loan request.
●	Grade changes arising from specific file reviews or those recommended by the loan officer are routed to the loan review department manager to ensure accurate, consistent, and timely update.

During 2012, we took steps to resolve the material weakness by changing our procedures for loan grading, as discussed above. Based on our evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2013, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2013, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2013, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2013, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2013, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011, and 2010
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

PORTER BANCORP, INC.

February 28, 2013	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Maria L. Bouvette	Chairman and Chief Executive Officer	February 28, 2013
Maria L. Bouvette

/s/ John T. Taylor	President	February 28, 2013
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	February 28, 2013
Phillip W. Barnhouse

/s/ David L. Hawkins	Director	February 28, 2013
David L. Hawkins

/s/ W. Glenn Hogan	Director	February 28, 2013
W. Glenn Hogan

/s/ Sidney L. Monroe	Director	February 28, 2013
Sidney L. Monroe

/s/ William G. Porter	Director	February 28, 2013
William G. Porter

/s/ Stephen A. Williams	Director	February 28, 2013
Stephen A. Williams

/s/ W. Kirk Wycoff	Director	February 28, 2013
W. Kirk Wycoff

EXHIBIT INDEX

Exhibit No. (1)	Description
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

Exhibit No. (1)	Description
10.10	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.11+	Porter Bancorp, Inc. 2011 Incentive Compensation Bonus Plan (incorporated by reference to Exhibit 10.14 to 2011 Form 10K).

10.12	Consent with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated June 24, 2011. Exhibit 99.1 to Form 8-K filed June 30, 2011.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101
The following financial statements from the Company’s Annual Report on Form 10K for the year ended December 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

_________________________
+	Management contract or compensatory plan or arrangement.
(1)
The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.