Form 10-Q
period 2013-03-31
Porter Bancorp, Inc.
filed 2013-05-15
CIK 1358356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

12,139,975 shares of Common Stock, no par value, were outstanding at April 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2013 and December 31, 2012
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2013
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.
Unaudited Consolidated Balance Sheets
(dollars in thousands except share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$68,497	$46,512
Federal funds sold	2,691	3,060
Cash and cash equivalents	71,188	49,572
Securities available for sale	183,247	178,476
Mortgage loans held for sale	—	507
Loans, net of allowance of $39,839 and $56,680, respectively	787,237	842,412
Premises and equipment	20,667	20,805
Other real estate owned	44,192	43,671
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,472	8,398
Accrued interest receivable and other assets	7,794	8,718
Total assets	$1,132,869	$1,162,631

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$108,841	$114,310
Interest bearing	927,519	950,749
Total deposits	1,036,360	1,065,059
Repurchase agreements	2,853	2,634
Federal Home Loan Bank advances	5,324	5,604
Accrued interest payable and other liabilities	10,069	10,169
Subordinated capital note	6,525	6,975
Junior subordinated debentures	25,000	25,000
Total liabilities	1,086,131	1,115,441

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35 million at March 31, 2013	34,885	34,840
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at March 31, 2013	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 12,139,975 and 12,002,421 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,386	20,283
Retained deficit	(127,069)	(126,517)
Accumulated other comprehensive income	3,017	3,065
Total stockholders' equity	46,738	47,190
Total liabilities and stockholders’ equity	$1,132,869	$1,162,631

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Operations
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$10,033	$14,512
Taxable securities	867	841
Tax exempt securities	221	250
Fed funds sold and other	137	152
	11,258	15,755
Interest expense
Deposits	2,704	4,000
Federal Home Loan Bank advances	43	57
Subordinated capital note	58	71
Junior subordinated debentures	154	171
Federal funds purchased and other	1	2
	2,960	4,301
Net interest income	8,298	11,454
Provision for loan losses	450	3,750
Net interest income after provision for loan losses	7,848	7,704

Non-interest income
Service charges on deposit accounts	493	554
Income from fiduciary activities	517	251
Bank card interchange fees	172	177
Other real estate owned rental income	112	37
Title insurance commissions	13	22
Secondary market brokerage fees	15	17
Net gain on sales of loans originated for sale	58	45
Net gain on sales of securities	—	2,019
Other	267	323
	1,647	3,445
Non-interest expense
Salaries and employee benefits	4,139	4,312
Occupancy and equipment	931	886
Other real estate owned expense	791	1,257
FDIC Insurance	639	873
Loan collection expense	853	360
Professional fees	406	356
State franchise tax	537	592
Communications	175	180
Postage and delivery	113	122
Insurance expense	333	97
Other	647	612
	9,564	9,647
Income (loss) before income taxes	(69)	1,502
Income tax benefit	—	—
Net income (loss)	(69)	1,502
Less:
Dividends on preferred stock	438	437
Accretion on Series A preferred stock	45	45
Earnings (losses) allocated to participating securities	(28)	35
Net income (loss) attributable to common shareholders	$(524)	$985
Basic earnings (loss) per common share	$(0.04)	$0.08
Diluted earnings (loss) per common share	$(0.04)	$0.08

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(69)	$1,502
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(74)	622
Reclassification of amount realized through sales	—	(2,019)
Included in net loss	(74)	(1,397)
Tax effect	26	489
Net of tax	(48)	(908)

Comprehensive income (loss)	$(117)	$594

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
For Three Months Ended March 31, 2013
(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Deficit	Income	Total

Balances, January 1, 2013	12,002,421	35,000	317,042	$112,236	$34,840	$3,283	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	142,663	–	–	–	–	–	–	–	–	–
Forfeited unvested stock	(5,109)	–	–	–	–	–	–	–	–	–
Stock-based compensation expense	–	–	–	–	–	–	103		–	103
Net loss	–	–	–	–	–	–	–	(69)	–	(69)
Net change in accumulated other comprehensive income, net of taxes	–	–	–	–	–	–	–	–	(48)	(48)
Dividends 5% on Series A preferred stock	–	–	–	–	–	–	–	(438)	–	(438)
Accretion of Series A preferred stock discount	–	–	–	–	45	–	–	(45)	–	–

Balances, March 31, 2013	12,139,975	35,000	317,042	$112,236	$34,885	$3,283	$20,386	$(127,069)	$3,017	$46,738

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.
Unaudited Consolidated Statements of Cash Flows
For Three Months Ended March 31, 2013 and 2012
(dollars in thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(69)	$1,502
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	548	570
Provision for loan losses	450	3,750
Net amortization on securities	610	632
Stock-based compensation expense	103	105
Net gain on loans originated for sale	(58)	(45)
Loans originated for sale	(1,190)	(2,328)
Proceeds from sales of loans originated for sale	1,744	2,802
Net gain on sales of investment securities	—	(2,019)
Net loss on sales of other real estate owned	197	402
Net write-down of other real estate owned	307	480
Earnings on bank owned life insurance	(74)	(74)
Net change in accrued interest receivable and other assets	762	3,231
Net change in accrued interest payable and other liabilities	(537)	3,881
Net cash from operating activities	2,793	12,889
Cash flows from investing activities
Purchases of available-for-sale securities	(15,294)	(45,048)
Sales of available-for-sale securities	—	21,385
Maturities and prepayments of available-for-sale securities	9,864	8,056
Proceeds from sale of other real estate owned	2,640	9,018
Improvements to other real estate owned	—	(1)
Loan originations and payments, net	50,983	30,798
Purchases of premises and equipment, net	(160)	(72)
Net cash from investing activities	48,033	24,136
Cash flows from financing activities
Net change in deposits	(28,699)	(70,016)
Net change in repurchase agreements	219	188
Repayment of Federal Home Loan Bank advances	(280)	(327)
Repayment of subordinated capital note	(450)	(225)
Net cash from financing activities	(29,210)	(70,380)
Net change in cash and cash equivalents	21,616	(33,355)
Beginning cash and cash equivalents	49,572	105,962
Ending cash and cash equivalents	$71,188	$72,607
Supplemental cash flow information:
Interest paid	$4,992	$4,296
Income taxes paid (refunded)	—	(2,000)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$3,680	$4,216
Financed sales of other real estate owned	15	192

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The provisions of ASU No. 2013-02 require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about these amounts.  The provisions of this new guidance are effective for fiscal years beginning after December 15, 2012.  The adoption of ASU No. 2013-02 did not have a material impact on the Company’s statements of operations and condition.

Note 2 – Going Concern Considerations and Future Plans

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note raise substantial doubt about the Company’s ability to continue as a going concern.

During the first three months of 2013, we reported net loss to common shareholders of $524,000, compared with net income to common shareholders of $985,000 for the first three months of 2012.  The decrease in net income compared to the first quarter of 2012 was primarily attributable to a $2.0 million gain on sale of investment securities in the first quarter of 2012. The decrease was also attributable to lower net interest margin due to lower average loans outstanding, loans repricing at lower rates, and the level of non-performing assets in our portfolio. These items were offset by a significant decrease in provision expense, which decreased from $3.8 million to $450,000.

For the year ended December 31, 2012, we reported net loss to common shareholders of $33.4 million.  This loss was attributable primarily to $40.3 million of provision for loan losses expense.  A continued decline in credit quality in our portfolio resulted in net charge-offs of $36.1 million, and OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense.  We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio.  Net loss to common shareholders of $33.4 million, for the year ended December 31, 2012, compares with net loss to common shareholders of $105.2 million for the year ended December 31, 2011.

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At March 31, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.0 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint up to two representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of March 31, 2013, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

●
Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders.  We have engaged a financial advisor to assist our Board in evaluating our options for increasing capital and redeeming our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

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

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011, to $899.1 million at December 31, 2012, and $827.1 million at March 31, 2013.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We are now in compliance with construction and development loans totaling $62.5 million, or 73% of total risk-based capital, at March 31, 2013, down from $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at March 31, 2013.  These loans totaled $299.4 million, or 351% of total risk-based capital, at March 31, 2013 and $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

o
We are working to reduce our loan concentrations by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $62.5 million at March 31, 2013.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $187.2 million at March 31, 2013.

●	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010.  This trend has continued at a slower pace in 2013.  The Bank acquired $33.5 million, $41.9 million, and $90.8 million during 2012, 2011, and 2010, respectively.  For the first three months of March 31, 2013, we acquired $3.7 million of OREO.

o
We have incurred significant losses in disposing of this real estate.   We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.  During the three month period ended March 31, 2013, we incurred OREO losses totaling $504,000, which consisted of $197,000 in loss on sale and $307,000 from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.  Proceeds from the sale of OREO totaled $2.7 million during the three months ended March 31, 2013 and $22.5 million, $26.0 million and $25.0 million during 2012, 2011, and 2010, respectively.

o
At December 31, 2012 the OREO portfolio consisted of 51% construction, development, and land assets.  At March 31, 2013 this concentration had declined to 49%.  This is consistent with our reduction of construction, development and other land loans, which have declined to $62.5 million at March 31, 2013 compared to $70.3 million at December 31, 2012.  Over the past three months, the composition of our OREO portfolio has shifted toward 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets, while commercial real estate has declined slightly as a percentage of the portfolio.  Commercial real estate of this nature represents 34% of the portfolio at March 31, 2013 compared with 35% at December 31, 2012.  1-4 family residential properties represent 15% of the portfolio at March 31, 2013 compared with 12% at December 31, 2012.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2013
U.S. Government and federal agency	$23,697	$511	$(41)	$24,167
Agency mortgage-backed: residential	79,937	868	(472)	80,333
State and municipal	53,542	2,277	(146)	55,673
Corporate bonds	18,880	1,510	(8)	20,382
Other	572	71	—	643
Total debt securities	176,628	5,237	(667)	181,198
Equity	1,359	691	(1)	2,049
Total	$177,987	$5,928	$(668)	$183,247

December 31, 2012
U.S. Government and federal agency	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182
State and municipal	52,485	2,335	(87)	54,733
Corporate bonds	18,851	1,150	(37)	19,964
Other	572	46	—	618
Total debt securities	171,809	5,202	(381)	176,630
Equity	1,359	487	—	1,846
Total	$173,168	$5,689	$(381)	$178,476

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Proceeds	$—	$21,385
Gross gains	—	2,019
Gross losses	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$13,105	$13,517
One to five years	14,663	16,123
Five to ten years	59,149	61,044
Beyond ten years	9,774	10,181
Agency mortgage-backed: residential	79,937	80,333
Total	$176,628	$181,198

Securities pledged at March 31, 2013 and December 31, 2012 had carrying values of approximately $60.4 million and $76.4 million, respectively, and were pledged to secure public deposits and repurchase agreements.

The Company evaluates securities for other than temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.  Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

At March 31, 2013, the Company held 40 equity securities.  Of these securities, two securities had an unrealized loss less than $1,000.  One had been in an unrealized loss position for less than twelve months, and one for more than twelve months. All other equity securities were in an unrealized gain position at March 31, 2013.  Management monitors the underlying financial condition of the issuers and current market pricing for these equity securities monthly. As of March 31, 2013, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2013
U.S government & agency	$6,499	$(41)	$—	$—	$6,499	$(41)
Agency mortgage-backed: residential	30,351	(472)	—	—	30,351	(472)
State and municipal	11,225	(146)	—	—	11,225	(146)
Corporate bonds	1,284	(8)	—	—	1,284	(8)
Equity	2	(1)	8	—	10	(1)
Total temporarily impaired	$49,361	$(668)	$8	$—	$49,369	$(668)

December 31, 2012
Agency mortgage-backed: residential	$23,375	$(257)	$—	$—	$23,375	$(257)
State and municipal	7,961	(87)	—	—	7,961	(87)
Corporate bonds	3,777	(37)	—	—	3,777	(37)
Equity	2	—	—	—	2	—
Total temporarily impaired	$35,115	$(381)	$—	$—	$35,115	$(381)

Note 4 – Loans

Loans were as follows:	March 31,	December 31,
	2013	2012
	(in thousands)
Commercial	$49,932	$52,567
Commercial Real Estate:
Construction	62,535	70,284
Farmland	75,347	80,825
Other	289,211	322,687
Residential Real Estate:
Multi-family	49,590	50,986
1-4 Family	259,412	278,273
Consumer	18,129	20,383
Agriculture	22,214	22,317
Other	706	770
Subtotal	827,076	899,092
Less: Allowance for loan losses	(39,839)	(56,680)
Loans, net	$787,237	$842,412

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	1,438	(445)	(450)	86	(178)	(1)	450
Loans charged off	(976)	(12,312)	(4,339)	(318)	(17)	–	(17,962)
Recoveries	126	158	94	91	202	–	671
Ending balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839

March 31, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	89	772	2,506	224	161	(2)	3,750
Loans charged off	(256)	(919)	(1,029)	(237)	(141)	–	(2,582)
Recoveries	42	105	26	33	–	–	206
Ending balance	$4,082	$32,982	$15,720	$812	$345	$12	$53,953

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$695	$6,138	$1,295	$21	$—	$12	$8,161
Collectively evaluated for impairment	4,295	16,031	10,245	695	410	2	31,678
Total ending allowance balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839

Loans:
Loans individually evaluated for impairment	$5,668	$114,558	$56,342	$212	$170	$522	$177,472
Loans collectively evaluated for impairment	44,264	312,535	252,660	17,917	22,044	184	649,604
Total ending loans balance	$49,932	$427,093	$309,002	$18,129	$22,214	$706	$827,076

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

Impaired Loans

Impaired loans include restructured loans and commercial, construction, agriculture and commercial real estate loans on nonaccrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss has been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,197	$1,887	$—	$1,561	$—	$—
Commercial real estate:
Construction	948	800	—	955	5	5
Farmland	4,070	4,071	—	4,259	67	67
Other	1,930	1,816	—	1,854	4	4
Residential real estate:
Multi-family	640	640	—	641	—	—
1-4 Family	13,695	13,352	—	13,255	19	19
Consumer	13	13	—	41	—	—
Agriculture	170	170	—	107	—	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	4,303	3,781	695	3,921	30	—
Commercial real estate:
Construction	26,693	24,481	154	24,968	34	—
Farmland	8,362	6,050	270	6,253	11	—
Other	97,688	77,340	5,714	81,951	330	—
Residential real estate:
Multi-family	14,864	13,155	587	14,031	56	—
1-4 Family	33,389	29,195	708	28,644	103	—
Consumer	268	199	21	171	—	—
Agriculture	—	—	—	5	—	—
Other	522	522	12	523	4	—
Total	$209,752	$177,472	$8,161	$183,140	$663	$95

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Other	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Other	97,699	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	31,021	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—
Total	$207,106	$188,808	$21,034	$175,828	$3,976	$355

Troubled Debt Restructuring

A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2013 and December 31, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2013
Commercial
Rate reduction	$2,000	$—	$2,000
Principal deferral	883	—	883
Interest only payments	—	362	362
Commercial Real Estate:
Construction
Rate reduction	3,437	6,078	9,515
Farmland
Rate reduction	150	—	150
Principal deferral	719	2,438	3,157
Other
Rate reduction	29,718	21,665	51,383
Principal deferral	1,188	—	1,188
Interest only payments	2,465	2,067	4,532
Residential Real Estate:
Multi-family
Rate reduction	4,727	6,946	11,673
Interest only payments	649	—	649
Other
Rate reduction	8,659	12,950	21,609
Consumer
Rate reduction	54	86	140
Other
Rate reduction	522	—	522
Total TDRs	$55,171	$52,592	$107,763

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Principal deferral	887	—	887
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	4,834	4,459	9,293
Farmland
Rate reduction	150	—	150
Principal deferral	725	2,438	3,163
Other
Rate reduction	36,515	22,631	59,146
Principal deferral	1,195	—	1,195
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	13,087	—	13,087
Interest only payments	652	—	652
1-4 Family
Rate reduction	14,323	7,871	22,194
Consumer
Rate reduction	14	—	14
Other
Rate reduction	524	—	524
Total TDRs	$77,344	$40,464	$117,808

At March 31, 2013, and December 31, 2012, 51% and 66%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $5.5 million and $15.1 million in reserves to customers whose loan terms have been modified in TDRs as of March 31, 2013, and December 31, 2012, respectively.  The Company has committed to lend additional amounts totaling $123,000 and $259,000 as of March 31, 2013, and December 31, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended March 31, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2013
Commercial:
Rate reduction	$47	$—	$47
Commercial Real Estate:
Construction
Rate reduction	—	1,291	1,291
Other
Rate reduction	1,428	—	1,428
Residential Real Estate:
Other
Rate reduction	819	—	819
Consumer:
Rate reduction	40	86	126
Total TDRs	$2,334	$1,377	$3,711

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2012
Commercial:
Interest only payments	$—	$1,035	$1,035
Commercial Real Estate:
Other
Rate reduction	3,199	—	3,199
Interest only payments	2,284	2,200	4,484
Residential Real Estate:
Multi-family
Rate reduction	8,386	—	8,386
1-4 Family
Rate reduction	5,674	—	5,674

Total TDRs	$19,543	$3,235	$22,778

At March 31, 2012, 86% of the Company’s TDRs were performing according to their modified terms.  The Company allocated $238,000 in reserves to customers whose loan terms had been modified in TDRs during the three months ended March 31, 2012.  The Company committed to lend additional amounts totaling $192,000 as of March 31, 2012 to customers with outstanding loans that were classified as TDRs.

During the first three months of 2013, approximately $1.6 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $1.5 million in commercial real estate loans, and $86,000 in consumer loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

During the first three months of 2012, approximately $7.6 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification.  These defaults consisted of $6.6 million on commercial real estate loans and $1.0 million in commercial loans.  A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2013, and December 31, 2012:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)

Commercial	$2,784	$2,437	$—	$36
Commercial Real Estate:
Construction	21,845	7,808	—	—
Farmland	9,252	10,030	—	—
Other	45,680	46,036	—	—
Residential Real Estate:
Multi-family	8,132	1,516	—	—
1-4 Family	32,922	26,501	—	50
Consumer	158	135	—	—
Agriculture	170	54	—	—
Other	—	—	—	—
Total	$120,943	$94,517	$—	$86

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2013
Commercial	$388	$82	$—	$2,784	$3,254
Commercial Real Estate:
Construction	—	—	—	21,845	21,845
Farmland	920	176	—	9,252	10,348
Other	2,995	2,027	—	45,680	50,702
Residential Real Estate:
Multi-family	632	—	—	8,132	8,764
1-4 Family	2,795	592	—	32,922	36,309
Consumer	241	51	—	158	450
Agriculture	81	32	—	170	283
Other	—	—	—	—	—
Total	$8,052	$2,960	$—	$120,943	$131,955

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2012
Commercial	$1,279	$90	$36	$2,437	$3,842
Commercial Real Estate:
Construction	10,510	5,815	—	7,808	24,133
Farmland	922	58	—	10,030	11,010
Other	5,138	13,037	—	46,036	64,211
Residential Real Estate:
Multi-family	8,762	—	—	1,516	10,278
1-4 Family	11,145	1,221	50	26,501	38,917
Consumer	310	75	—	135	520
Agriculture	153	7	—	54	214
Other	—	—	—	—	—
Total	$38,219	$20,303	$86	$94,517	$153,125

Credit Quality Indicators – We categorize loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  Loans are analyzed individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  We do not have any non-rated loans. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of March 31, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2013
Commercial	$28,627	$8,996	$1,690	$10,559	$60	$49,932
Commercial Real Estate:
Construction	21,537	11,262	2,810	26,926	—	62,535
Farmland	42,233	13,652	3,506	15,956	—	75,347
Other	109,294	60,987	15,443	103,224	263	289,211
Residential Real Estate:
Multi-family	18,417	14,990	—	16,183	—	49,590
1-4 Family	145,798	48,304	3,364	61,946	—	259,412
Consumer	16,018	1,271	32	808	—	18,129
Agriculture	19,276	1,408	922	608	—	22,214
Other	184	522	—	—	—	706
Total	$401,384	$161,392	$27,767	$236,210	$323	$827,076

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)

December 31, 2012
Commercial	$27,085	$10,153	$6,495	$8,772	$62	$52,567
Commercial Real Estate:
Construction	26,085	21,713	3,647	18,839	—	70,284
Farmland	47,017	13,461	3,532	16,815	—	80,825
Other	122,603	66,223	14,955	118,635	271	322,687
Residential Real Estate:
Multi-family	18,387	14,637	—	17,962	—	50,986
1-4 Family	159,975	47,030	5,167	66,101	—	278,273
Consumer	17,232	2,211	35	842	63	20,383
Agriculture	19,256	1,467	869	725	—	22,317
Other	246	524	—	—	—	770
Total	$437,886	$177,419	$34,700	$248,691	$396	$899,092

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Commercial Real Estate:
Construction	$21,960	$22,912
Farmland	1,008	618
Other	15,333	15,577
Residential Real Estate:
Multi-family	200	200
1-4 Family	6,619	5,518
	45,120	44,825
Valuation allowance	(928)	(1,154)

	$44,192	$43,671

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,154	$1,667
Provision to allowance	307	480
Write-downs	(533)	(465)
Ending balance	$928	$1,682

Net activity relating to other real estate owned during the three months ended March 31, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$43,671	$41,449
Real estate acquired	3,680	4,216
Valuation adjustments for declining market values	(307)	(480)
Improvements	—	1
Loss on sale	(197)	(402)
Proceeds from sale of properties	(2,655)	(9,210)
OREO as of March 31	$44,192	$35,574

Expenses related to other real estate owned include:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net loss on sales	$197	$402
Provision to allowance	307	480
Operating expense	287	375
Total	$791	$1,257

Note 6 – Deposits

The following table shows deposits by category:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-interest bearing	$108,841	$114,310
Interest checking	83,522	87,234
Money market	62,111	63,715
Savings	41,952	39,227
Certificates of deposit	739,934	760,573
Total	$1,036,360	$1,065,059

Time deposits of $100,000 or more were $316.1 million and $319.5 million at March 31, 2013 and December 31, 2012, respectively.

Scheduled maturities of total time deposits at March 31, 2013 for each of the next five years are as follows (in thousands):

	Retail	Brokered	Total
Year 1	$377,218	$15,000	$392,218
Year 2	234,060	—	234,060
Year 3	94,199	—	94,199
Year 4	8,542	—	8,542
Year 5	10,839	—	10,839
Thereafter	76	—	76
	$724,934	$15,000	$739,934

Historically, the Bank has utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2013, and December 31, 2012, these deposits totaled $15.0 million. As stipulated in the Consent Order, PBI Bank is currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and
maturities ranging from 2013 through 2033, averaging 3.19% for 2013	$5,324	$5,604

Each advance is payable per terms on agreement, with a prepayment penalty.  The advances are collateralized by first mortgage loans.  The borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. At March 31, 2013, our additional borrowing capacity with the FHLB was $17.9 million. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the date of the appraisal of the collateral predates a likely change in market conditions.   These deductions range from 10% for routine real estate collateral to 30% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of ten percent.

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

We routinely apply an internal discount to the value of appraisals used in the fair value evaluation of our OREO. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions.   These deductions range from 10% for routine real estate to 30% for real estate that is determined (1) to have a thin trading market or (2) to be for unique use.  This is in addition to estimated discounts for cost to sell of ten percent.

Financial assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are summarized below:

		Fair Value Measurements at March 31, 2013 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities
U.S. Government and
federal agency	$24,167	$—	$24,167	$—
Agency mortgage-backed: residential	80,333	—	80,333	—
State and municipal	55,673	—	55,673	—
Corporate bonds	20,382	—	20,382	—
Other debt securities	643	—	—	643
Equity securities	2,049	2,049	—	—
Total	$183,247	$2,049	$180,555	$643

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and
federal agency	$6,133	$—	$6,133	$—
Agency mortgage-backed: residential	95,182	—	95,182	—
State and municipal	54,733	—	54,733	—
Corporate bonds	19,964	—	19,964	—
Other debt securities	618	—	—	618
Equity securities	1,846	1,846	—	—
Total	$178,476	$1,846	$176,012	$618

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2013 and 2012:

	State and Municipal Securities		Other Debt Securities
	2013	2012	2013	2012
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$1,173	$618	$606
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	(9)	25	(11)
Sales	—	(411)	—	—
Balance of recurring Level 3 assets at March 31	$—	$753	$643	$595

Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party.  Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As securities of this type are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. We sold our Level 3 municipal securities in the second quarter of 2012 and had no securities of this nature at March 31, 2013.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 9.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Carrying Value
Description
Impaired loans:
Commercial	$3,086	$—	$—	$3,086
Commercial real estate:
Construction	24,327	—	—	24,327
Farmland	5,780	—	—	5,780
Other	71,626	—	—	71,626
Residential real estate:
Multi-family	12,568	—	—	12,568
1-4 Family	28,487	—	—	28,487
Consumer	178	—	—	178
Other	510	—	—	510
Other real estate owned, net:
Commercial real estate:
Construction	21,508	—	—	21,508
Farmland	987	—	—	987
Other	15,018	—	—	15,018
Residential real estate:
Multi-family	196	—	—	196
1-4 Family	6,483	—	—	6,483

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
		Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Carrying Value
Description
Impaired loans:
Commercial	$3,799	$—	$—	$3,799
Commercial real estate:
Construction	23,912	—	—	23,912
Farmland	5,722	—	—	5,722
Other	72,793	—	—	72,793
Residential real estate:
Multi-family	13,263	—	—	13,263
1-4 Family	25,094	—	—	25,094
Consumer	74	—	—	74
Agriculture	5	—	—	5
Other	513	—	—	513
Other real estate owned, net:
Commercial real estate:
Construction	22,323	—	—	22,323
Farmland	602	—	—	602
Other	15,175	—	—	15,175
Residential real estate:
Multi-family	195	—	—	195
1-4 Family	5,376	—	—	5,376

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $154.7 million at March 31, 2013 with a valuation allowance of $8.2 million.  This resulted in no additional provision for loan losses for the quarter ended March 31, 2013.  At December 31, 2012, impaired loans had a carrying amount of $166.2 million, with a valuation allowance of $21.0 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $44.2 million as of March 31, 2013, compared with $43.7 million at December 31, 2012.  Fair value write-downs of $307,000 were recorded on other real estate owned for the three months ended March 31, 2013.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$3,086	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$101,733	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (20%)

Impaired loans – Residential real estate	$41,055	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 50% (15%)

Other real estate owned – Commercial real estate	$37,513	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 50% (18%) 9% - 16% (12%)

Other real estate owned – Residential real estate	$6,679	Sales comparison approach	Adjustment for differences between the comparable sales	4% - 31% (12%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$3,799	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$89,461	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (19%)

Impaired loans – Residetial real estate	$38,357	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 38% (15%)

Other real estate owned – Commercial real estate	$38,100	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 50% (18%) 9% - 16% (12%)

Other real estate owned – Residential real estate	$5,571	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 30% (9%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$71,188	$64,495	$6,693	$—	$71,188
Securities available for sale	183,247	2,049	180,555	643	183,247
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	—	—	—	—	—
Loans, net	787,237	—	—	798,265	798,265
Accrued interest receivable	4,316	—	1,100	3,216	4,316
Financial liabilities
Deposits	$1,036,360	$108,841	$930,566	$—	$1,039,407
Securities sold under agreements to repurchase	2,853	—	2,853	—	2,853
Federal Home Loan Bank advances	5,324	—	5,326	—	5,326
Subordinated capital notes	6,525	—	—	6,503	6,503
Junior subordinated debentures	25,000	—	—	19,390	19,390
Accrued interest payable	2,083	—	1,058	1,025	2,083

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,572	$41,938	$7,634	$—	$49,572
Securities available for sale	178,476	1,846	176,012	618	178,476
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	507	—	507	—	507
Loans, net	842,412	—	—	853,996	853,996
Accrued interest receivable	5,138	—	1,150	3,988	5,138
Financial liabilities
Deposits	$1,065,059	$114,310	$955,216	$—	$1,069,526
Securities sold under agreements to repurchase	2,634	—	2,634	—	2,634
Federal Home Loan Bank advances	5,604	—	5,607	—	5,607
Subordinated capital notes	6,975	—	—	6,599	6,599
Junior subordinated debentures	25,000	—	—	13,821	13,821
Accrued interest payable	2,104	—	1,173	931	2,104

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,944	$19,838
Other real estate owned write-down	10,165	10,408
Net operating loss carry-forward	21,184	15,051
New market tax credit carry-forward	208	208
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	618	592
Other than temporary impairment on securities	374	374
Amortization of non-compete agreements	18	19
Other	926	936
	48,129	48,118

Deferred tax liabilities:
Fixed assets	380	409
Net unrealized gain on securities available for sale	1,841	1,858
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	94	98
Other	535	549
	4,126	4,190
Net deferred tax assets before valuation allowance	44,003	43,928
Valuation allowance	(44,003)	(43,928)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of March 31, 2013. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2013 or the year ended December 31, 2012 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky.  The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. The 2006 Plan permits the issuance of up to 463,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards.  As of March 31, 2013, the Company had granted 273,878 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over five to ten years. The Company has 68,159 shares remaining available for issue under the plan.

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

To date, the Company has issued 80,078 unvested shares to non-employee directors. At March 31, 2013, 295,712 shares remain available for issuance under this plan.

The fair value of the 2013 unvested shares issued to certain employees was $111,000, or $0.78 per weighted-average share. The Company recorded $103,000 and $105,000 of stock-based compensation during the first three months of 2013 and 2012, respectively, to salaries and employee benefits.  There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule.  No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated:

	Three Months Ended		Twelve Months Ended
	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	233,394	$4.49	100,226	$13.21
Granted	142,663	0.78	191,140	1.69
Vested	(16,992)	11.97	(44,781)	8.89
Forfeited	(5,109)	14.64	(13,191)	15.22
Outstanding, ending	353,956	$2.49	233,394	$4.49

As of March 31, 2013, all stock options issued to non-employee directors had expired and none were exercised during their grant term.   The Company's stock-based incentive awards have exclusively been restricted stock grants since 2008.

The following table summarizes stock option activity:

	Three Months Ended		Twelve Months Ended
	March 31, 2013		December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning	—	$—	29,530	$19.88
Forfeited	—	—	—	—
Expired	—	—	(29,530)	19.88
Outstanding, ending	—	$—	—	$—

No options were issued, outstanding, or exercised during the first three months of 2013.  The Company recorded no stock option compensation expense during the three months ended March 31, 2013.  No options were modified during the period.  As of March 31, 2013, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2013 and beyond are estimated as follows (in thousands):

April 2013 – December 2013	$308
2014	313
2015	175
2016	77
2017 & thereafter	44

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except
	share and per share data)

Net income (loss)	$(69)	$1,502
Less:
Preferred stock dividends	438	437
Accretion of Series A preferred stock discount	45	45
Earnings (loss) allocated to unvested shares	(13)	7
Earnings (loss) allocated to Series C preferred	(15)	28
Net income (loss) allocated to common shareholders, basic and diluted	$(524)	$985

Basic
Weighted average common shares including
unvested common shares outstanding	12,474,476	12,156,452
Less: Weighted average unvested common shares	293,675	88,107
Less: Weighted average Series C preferred	332,894	332,894
Weighted average common shares outstanding	11,847,907	11,735,451
Basic earnings (loss) per common share	$(0.04)	$0.08

Diluted
Add: Dilutive effects of assumed exercises of common
and Preferred Series C stock warrants	—	—
Weighted average common shares and potential common shares	11,847,907	11,735,451
Diluted earnings (loss) per common share	$(0.04)	$0.08

The Company had no outstanding stock options at March 31, 2013.  A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2013 and 2012 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at March 31, 2013 and 2012, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				March 31, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	6.77%	8.21%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.16	10.29	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	4.91	5.95	4.50	5.37

At March 31, 2013, PBI Bank’s Tier 1 leverage ratio was 5.95%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 10.29%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

The Oversight Committee reported its conclusions to the Company’s board of directors in October 2011.  While recognizing that opportunities for procedural improvements existed in the Bank’s lending and non-performing asset administration, the  Oversight Committee concluded that this did not rise to a level that would result in the financial statements, or representations and warranties with respect to the financial statements, being misleading to investors in the 2010 private placement offering of the Company’s stock.  The Oversight Committee further concluded that investors were afforded ample opportunity and access to information for their due diligence, including documentation involving asset valuation estimates, on-site management discussions and additional inquiries during visits to the Company headquarters, and access to loan files of their choosing and the appraisals contained therein, and that the Company’s disclosures were adequate in all material respects.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the factors listed in Part II, Item 1A – Risk Factors in this report and the more detailed risks identified, and the cautionary statements included in our December 31, 2012 Annual Report on Form 10-K.

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

The Company reported net loss of $69,000 for the three months ended March 31, 2013, compared with net income of $1.5 million for the same period of 2012.  After deductions for dividends on preferred stock, accretion on preferred stock, and loss allocated to participating securities, net loss to common shareholders was $524,000 for the three months ended March 31, 2013, compared with net income to common shareholders of $985,000 for the three months ended March 31, 2012.

Basic and diluted loss per common share were $(0.04) for the three months ended March 31, 2013 compared with basic and diluted income per common share of $0.08 for the three months ended March 31, 2012.

The following significant developments occurred during the quarter ended March 31, 2013:

●
Provision for loan losses expense was $450,000 for the first quarter of 2013, compared with $3.8 million for the prior year first quarter.  The decrease was primarily attributable to the reduction in the loan portfolio size, the slower pace of loans migrating downward in risk grade classification, and stable collateral values for collateral dependent loans.  Net charge-offs of $17.3 million were recognized for the first quarter.  These elevated charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent in accordance with regulatory guidance.

●
Net interest margin decreased 38 basis points to 3.07% in the first three months of 2013 compared with 3.45% in the first three months of 2012. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets and elevated non-accrual loan levels. Average loans decreased 22.0% to $872.5 million in the first three months of 2013 compared with $1.1 billion in the first three months of 2012.  Net loans decreased 24.7% to $787.2 million at March 31, 2013, compared with $1.0 billion at March 31, 2012.

●
We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $62.5 million, or 73% of total risk-based capital, at March 31, 2013 compared with $70.3 million, or 82% of total risk-based capital, at December 31, 2012.  Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $299.4 million, or 351% of total risk-based capital, at March 31, 2013 compared with $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

●
Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 17.3% to $1.0 billion compared with $1.3 billion at March 31, 2012. Certificate of deposit balances declined $20.6 million during the first three months of 2013 to $739.9 million at March 31, 2013, from $760.6 million at December 31, 2012. Demand deposits decreased 4.8% during the first three months of 2013 compared with the fourth quarter of 2012, and the first three months of 2012.

●
Non-performing loans increased $26.3 million to $120.9 million at March 31, 2013, compared with $94.6 million at December 31, 2012. The increase was primarily attributable to loans for two significant borrowing relationships being placed on non-accrual during the quarter.  At December 31, 2012 one of these relationships was past due 30-59 days and totaled $23.5 million; the other was past due 60-89 days and totaled $12.7 million.  The increase in non-performing loans was partially offset by net loan charge-offs in the first quarter of 2013 which totaled $17.3 million.  These elevated charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent, in accordance with regulatory guidance.

●
Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $8.1 million at March 31, 2013 and loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $3.0 million at March 31, 2013.

●
Foreclosed properties were $44.2 million at March 31, 2013, compared with $43.7 million at December 31, 2012, and $35.6 million at March 31, 2012.  The Company acquired $3.7 million of OREO and sold $2.9 million of OREO during the first quarter of 2013. In addition, fair value write-downs of $307,000 were recorded during the first quarter of 2013 to reflect declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies. Our ratio of non-performing assets to total assets increased to 14.58% at March 31, 2013, compared with 11.89% at December 31, 2012, and 9.61% at March 31, 2012.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.  For a discussion of our accounting policies, please see “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2012.

Going Concern Considerations and Future Plans

During the first three months of 2013, we reported net loss to common shareholders of $524,000, compared with net income to common shareholders of $985,000 for the first three months of 2012.  This loss was primarily attributable to reduced net interest income, with a lower net interest margin due to lower average loans outstanding, loans repricing at lower rates, and the level of non-performing assets in our portfolio. Also, a gain on sale of securities of $2.0 million was recognized in the first quarter of 2012, while no securities were sold in the first quarter of 2013.

For the year ended December 31, 2012, we reported net loss to common shareholders of $33.4 million.  This loss was attributable primarily to $40.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $36.1 million, OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense.  We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio.  We had a net loss to common shareholders of $33.4 million for the year ended December 31, 2012 compared with net loss to common shareholders of $105.2 million for the year ended December 31, 2011.

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At March 31, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.0 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint up to two representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of March 31, 2013, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

●
Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders.  We have engaged a financial advisor to assist our Board in evaluating our options for increasing capital and redeeming our Series A preferred stock issued to the US Treasury in 2008 under the Capital Purchase Program.

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

o
We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011, to $899.1 million at December 31, 2012, and $827.1 million at March 31, 2013.   We have significantly improved our staffing in the commercial lending area which is now led by John R. Davis.

o
Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We are now in compliance with construction and development loans totaling $62.5 million, or 73% of total risk-based capital, at March 31, 2013, down from $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

o
Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital.  While we have made significant improvements over the last year, we were not in compliance with this concentration limit at March 31, 2013.  These loans totaled $299.4 million, or 351% of total risk-based capital, at March 31, 2013 and $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

o
We are working to reduce our loan concentrations by curtailing new construction and development lending and new non-owner occupied commercial real estate lending.  We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale.  We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $62.5 million at March 31, 2013.  Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $187.2 million at March 31, 2013.

●	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

o
The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010.  This trend has continued at a slower pace in 2013.  The Bank acquired $33.5 million, $41.9 million, and $90.8 million during 2012, 2011 and 2010, respectively.  For the first three months of March 31, 2013, we acquired $3.7 million of OREO. We have nonaccrual loans totaling $120.9 million at March 31, 2013. We expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

o
We have incurred significant losses in disposing of this real estate.   We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011 and 2010, respectively, from sales and fair value write-downs attributable to declining valuations as evidenced by new appraisals and from changes in our sales strategies.  During the three month period ended March 31, 2013, we incurred OREO losses totaling $504,000, which consisted of $197,000 in loss on sale and $307,000 from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

o
To ensure that we maximize the value we receive upon the sale of OREO, we continually to evaluate sales opportunities and channels.  We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.  Proceeds from the sale of OREO totaled $2.7 million during the three months ended March 31, 2013 and $22.5 million, $26.0 million and $25.0 million during fiscal 2012, 2011 and 2010, respectively.

o
At December 31, 2012 the OREO portfolio consisted of 51% construction, development, and land assets.  At March 31, 2013 this concentration had declined to 49%.  This is consistent with our reduction of construction, development and other land loans, which have declined to $62.5 million at March 31, 2013 compared to $70.3 million at December 31, 2012.  Over the past three months, the composition of our OREO portfolio has shifted toward 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets, while commercial real estate has declined slightly as a percentage of the portfolio.  Commercial real estate of this nature represents 34% of the portfolio at March 31, 2013 compared with 35% at December 31, 2012.  1-4 family residential properties represent 15% of the portfolio at March 31, 2013 compared with 12% at December 31, 2012.

●	Evaluating other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order.  Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2013, compared with the same period of 2012:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)

Gross interest income	$11,258	$15,755	$(4,497)	(28.5)%
Gross interest expense	2,960	4,301	(1,341)	(31.2)
Net interest income	8,298	11,454	(3,156)	(27.6)
Provision for loan losses	450	3,750	(3,300)	(88.0)
Non-interest income	1,647	3,445	(1,798)	(52.2)
Non-interest expense	9,564	9,647	(83)	(0.9)
Net income (loss) before taxes	(69)	1,502	(1,571)	(104.6)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	(69)	1,502	(1,571)	(104.6)

Net loss for the three months ended March 31, 2013 decreased $1.6 million to a net loss of $69,000, compared with net income of $1.5 million for the comparable period of 2012.  Provision for loan losses expense decreased $3.3 million in the first quarter of 2013 compared with the same period in 2012.  This decrease in provision expense is primarily attributable to the reduction in the loan portfolio size, the lower pace of loans migrating downward in risk grade classification, and stable collateral values for collateral dependent loans.  Net charge-offs of $17.3 million were recognized for the first quarter.  Those charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent in accordance with regulatory guidance.  Net interest income decreased $3.2 million from the 2012 first quarter due to a 38 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $1.5 million and $790,000 of interest lost on nonaccrual loans in the first quarters of 2013 and 2012, respectively.  These results were partially off-set by a decrease in OREO expense of $466,000 for the first quarter of 2013 compared with the same period of 2012 due to lower loss on sales of OREO, lower valuation write-downs, and lower property maintenance expense.

Net Interest Income – Our net interest income was $8.3 million for the three months ended March 31, 2013, a decrease of $3.2 million, or 27.6%, compared with $11.5 million for the same period in 2012.  Net interest spread and margin were 2.93% and 3.07%, respectively, for the first quarter of 2013, compared with 3.30% and 3.45%, respectively, for the first quarter of 2012. Net average non-accrual loans were $111.4 million and $92.0 million in the first three months of 2013 and 2012, respectively.

Average loans receivable declined approximately $246.7 million for the quarter ended March 31, 2013 compared with the first quarter of 2012.  This resulted in a decline in interest revenue of approximately $3.0 million for the quarter ended March 31, 2013 compared with the prior year period.  The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets.

Net interest margin decreased 38 basis points from our margin of 3.45% in the prior year first quarter.  The yield on earning assets declined 58 basis points from the first quarter of 2012, compared with a 21 basis point decline in rates paid on interest-bearing liabilities.  This resulted in a net $1.1 million reduction in net interest income.

Net interest margin for the first quarter of 2013 decreased 12 basis points from our margin of 3.19% in the fourth quarter of 2012, due primarily to lower average loan receivables and lower yield on loans, coupled with lower yield on investment securities. Average loan receivables declined $56.5 million from the fourth quarter of 2012, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio, and increased charge-offs. Yield on loans was adversely affected by an increase in foregone interest on non-accrual loans. Interest foregone on non-accrual loans totaled $1.5 million in the first quarter of 2013, compared with $1.3 million in the fourth quarter of 2012, and $790,000 in the first quarter of 2012. The decrease in yield on investment securities was the result of our reinvestment of scheduled principal and interest payment proceeds into lower-yielding securities. Yield on average earning assets for the first quarter of 2013 decreased 23 basis points from 4.38% in the fourth quarter of 2012, compared with a 10 basis points decrease in rates paid on interest-bearing liabilities from 1.32% in the fourth quarter of 2012.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$872,505	$10,033	4.66%	$1,119,181	$14,512	5.22%
Securities
Taxable	145,171	852	2.38	125,502	826	2.65
Tax-exempt (3)	28,470	221	4.84	27,103	250	5.71
FHLB stock	10,072	108	4.35	10,072	114	4.55
Other equity securities	1,359	15	4.48	1,359	15	4.44
Federal funds sold and other	53,892	29	0.22	67,661	38	0.23
Total interest-earning assets	1,111,469	11,258	4.15%	1,350,878	15,755	4.73%
Less: Allowance for loan losses	(55,340)			(52,894)
Non-interest earning assets	95,687			114,622
Total assets	$1,151,816			$1,412,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$749,832	$2,537	1.37%	$976,448	$3,772	1.55%
NOW and money market deposits	153,524	133	0.35	153,098	186	0.49
Savings accounts	40,390	34	0.34	37,085	42	0.46
Repurchase agreements	2,566	1	0.16	1,673	2	0.48
FHLB advances	5,424	43	3.22	6,906	57	3.32
Junior subordinated debentures	31,745	212	2.71	32,645	242	2.98
Total interest-bearing liabilities	983,481	2,960	1.22%	1,207,855	4,301	1.43%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,138			112,656
Other liabilities	10,448			7,436
Total liabilities	1,104,067			1,327,947
Stockholders’ equity	47,749			84,659
Total liabilities and stockholders’ equity	$1,151,816			$1,412,606

Net interest income		$8,298			$11,454

Net interest spread			2.93%			3.30%

Net interest margin			3.07%			3.45%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $111.4 million and $92.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2013 vs. 2012
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,519)	$(2,960)	$(4,479)
Securities	(142)	139	(3)
FHLB stock	(6)	—	(6)
Other equity securities	—	—	—
Federal funds sold and other	(2)	(7)	(9)
Total decrease in interest income	(1,669)	(2,828)	(4,497)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(430)	(805)	(1,235)
NOW and money market accounts	(54)	1	(53)
Savings accounts	(12)	4	(8)
Federal funds purchased and repurchased agreements	(2)	1	(1)
FHLB advances	(2)	(12)	(14)
Junior subordinated debentures	(23)	(7)	(30)
Total decrease in interest expense	(523)	(818)	(1,341)
Increase (decrease) in net interest income	$(1,146)	$(2,010)	$(3,156)

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2013:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Service charges on deposit accounts	$493	$554
Income from fiduciary activities	517	251
Bank card interchange fees	172	177
Other real estate owned rental income	112	37
Title insurance commissions	13	22
Secondary market brokerage fees	15	17
Gains on sales of loans originated for sale	58	45
Gains on sales of investment securities, net	—	2,019
Other	267	323
Total non-interest income	$1,647	$3,445

Non-interest income for the first quarter ended March 31, 2013 decreased $1.8 million, or 52.2%, compared with the first quarter of 2012.  The decrease in non-interest income between the three month comparative periods was primarily due a $2.0 million reduction in gains on sales of investment securities as there were no sales in the first quarter of 2013, as well as lower service charges on deposit accounts, primarily due to decreased overdraft fees due to lower volumes than in the past period. These decreases were partially offset by increased other real estate owned rental income and  income from fiduciary activities.  We expect income from fiduciary activities to decrease over the near term as we work to transition away from non-traditional trust services, such as ESOP and employee benefit plan services, to more traditional trust services throughout our markets.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2013:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Salary and employee benefits	$4,139	$4,312
Occupancy and equipment	931	886
Other real estate owned expense	791	1,257
FDIC insurance	639	873
Loan collection expense	853	360
Professional fees	406	356
State franchise tax	537	592
Communications	175	180
Postage and delivery	113	122
Office supplies	73	110
Advertising	59	33
Insurance expense	333	97
Other	515	469
Total non-interest expense	$9,564	$9,647

Non-interest expense for the first quarter ended March 31, 2013 decreased $83,000, or 0.9%, compared with the first quarter of 2012. The decrease in non-interest expense for the first quarter ended March 31, 2013, was primarily attributable to decreased other real estate owned expense due to lower loss on sales of OREO, lower valuation write-downs and lower property maintenance expense, as well as lower FDIC insurance. These improvements were partially offset by higher loan collection expenses and insurance expense.

Income Tax Expense – No income taxes were recorded for the first quarter of 2013. The income tax effect on net loss before taxes for the three months ended March 31, 2013, increased our deferred tax assets and related valuation allowance by $58,000. See Footnote 9, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Federal statutory rate times financial statement income	$(24)	$526
Effect of:
Valuation allowance	123	(419)
Tax-exempt income	(79)	(88)
Non-taxable life insurance income	(26)	(26)
Other, net	6	7
Total	$—	$—

Analysis of Financial Condition

Total assets decreased $29.8 million, or 2.6%, to $1.1 billion at March 31, 2013, from $1.2 billion at December 31, 2012.  This decrease was primarily attributable to a decrease of $55.2 million in net loans, and was partially offset by increases of $4.8 million and $21.6 million in securities available for sale and cash equivalents, respectively. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in cash and cash equivalents was due to cash inflows related to loan payments and maturities of securities.

Loans Receivable – Loans receivable decreased $72.0 million, or 8.0%, during the three months ended March 31, 2013 to $827.1 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $49.3 million, or 9.4%, during the three months and comprised 57.7% of the total loan portfolio at March 31, 2013. The decline in loans receivable was attributable to net charge-offs of $17.3 million, transfers to OREO of $3.7 million, and loan payoffs outpacing loan funding by approximately $51.0 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2013		2012
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$49,932	6.03%	$52,567	5.85%
Commercial Real Estate
Construction	62,535	7.56	70,284	7.82
Farmland	75,347	9.11	80,825	8.99
Other	289,211	34.97	322,687	35.89
Residential Real Estate
Multi-family	49,590	6.00	50,986	5.67
1-4 Family	259,412	31.36	278,273	30.95
Consumer	18,129	2.19	20,383	2.27
Agriculture	22,214	2.69	22,317	2.48
Other	706	0.09	770	0.08
Total loans	$827,076	100.00%	$899,092	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets.

The following table sets forth information with respect to non-performing assets as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$86
Non-accrual loans	120,943	94,517
Total non-performing loans	120,943	94,603
Real estate acquired through foreclosure	44,192	43,671
Other repossessed assets	—	—
Total non-performing assets	$165,135	$138,274
Non-performing loans to total loans	14.62%	10.52%
Non-performing assets to total assets	14.58%	11.89%
Allowance for non-performing loans	$5,838	$13,250
Allowance for non-performing loans to non-performing loans	4.83%	14.01%

Nonperforming loans at March 31, 2013, were $120.9 million, or 14.62% of total loans, compared with $98.0 million, or 8.92% of total loans, at March 31, 2012, and $94.6 million, or 10.52% of total loans at December 31, 2012.  The increase from December 31, 2012 to March 31, 2013 was primarily attributable to loans for two significant borrowing relationships, which together totaled $36.2 million, being placed on non-accrual.  At December 31, 2012, these relationships were past due 30-59 days and 60-89 days, respectively. The increase in non-accrual loans was partially offset by net loan charge-offs in the first quarter of 2013 which totaled $17.3 million.  These elevated charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent, in accordance with regulatory guidance.

Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $8.1 million at March 31, 2013.  Loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $3.0 million at March 31, 2013. This represents a $47.5 million decrease from December 31, 2012 to March 31, 2013, in loans past due 30-89 days.  These decreases were primarily in the 1-4 family residential real estate, and construction segments of the portfolio.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty.  The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period.  All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral.

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

At March 31, 2013, we had 126 restructured loans totaling $107.8 million with borrowers who experienced deterioration in financial condition compared with 123 loans totaling $117.8 million at December 31, 2012. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties.  Of these loans, 5 loans totaling approximately $5.2 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $3.2 million of commercial loans. At March 31, 2013, $55.2 million of our restructured loans were accruing and $52.6 million were on nonaccrual.

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

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms to be a troubled debt restructure.  Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) reduction or deferral of principal, or (iii) reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings.  When a modification of terms is made for a competitive reason, we do not consider that to be a troubled debt restructuring.  A primary example of a competitive modification would be an interest rate reduction for a performing customer’s loan to a market rate as the result of a market decline in rates.

See Footnote 4, “Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Foreclosed Properties – Foreclosed properties at March 31, 2013 were $44.2 million compared with $35.6 million at March 31, 2012 and $43.7 million at December 31, 2012.  See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first three months of 2013, we acquired $3.7 million of OREO properties, and sold properties totaling approximately $2.9 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net loss on sales, write-downs, and operating expenses for OREO totaled $791,000 for the three months ended March 31, 2013, compared with $1.3 million for the same period of 2012. During the three months ended March 31, 2013, fair value write-downs of $307,000 were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies.

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

Our loan loss reserve, as a percentage of total loans at March 31, 2013, decreased to 4.82% from 4.91% at March 31, 2012, and from 6.30% at December 31, 2012.  Provision for loan losses decreased $3.3 million to $450,000 for the first quarter of 2013 compared with $3.8 million for the first quarter of 2012. The decrease in the first quarter was primarily attributable to the reduction in the loan portfolio size, net loan charge-offs of $17.3 million, the lower pace of loans migrating downward in risk grade classification, and stable collateral values for collateral dependent loans.

Net loan charge-offs for the first quarter of 2013 were $17.3 million, or 1.98% of average loans, compared with $2.4 million, or 0.21% of average loans, for the first quarter of 2012, and $4.3 million, or 0.47% of average loans, for the fourth quarter of 2012. Our allowance for loan losses to non-performing loans was 32.94% at March 31, 2013, compared with 59.91% at December 31, 2012, and 55.07% at March 31, 2012.  Additionally, the elevated charge-offs in the first quarter were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent during the quarter in accordance with regulatory guidance.  The change in this metric between periods is attributable to the fluctuation in historical loss experience, qualitative factors, non-accrual loans, and provision expense.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 4.8% at March 31, 2013 compared with 13.8% at March 31, 2012, and 14.0% at December 31, 2012.  The decline in this metric from December 31, 2012 to March 31, 2013 was primarily attributable to charging off specific reserves for loans that were deemed to be collateral dependent during the quarter in accordance with regulatory guidance.

An analysis of changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2013 and 2012, and for the year ended December 31, 2012 follows:

	Three Months Ended March 31,		Year Ended December 31, 2012
	2013	2012
	(in thousands)
Balance at beginning of period	$56,680	$52,579	$52,579
Provision for loan losses	450	3,750	40,250
Recoveries	671	206	1,366
Charge-offs	(17,962)	(2,582)	(37,515)
Balance at end of period	39,839	53,953	56,680

Allowance for loan losses to period-end loans	4.82%	4.91%	6.30%
Net charge-offs to average loans	1.98%	0.21%	3.50%
Allowance for loan losses to non-performing loans	32.94%	55.07%	59.91%

Allowance for loan losses for loans individually evaluated for impairment	$8,161	$7,833	$21,034
Loans individually evaluated for impairment	177,472	192,360	188,808
Allowance for loan losses to loans individually evaluated for impairment	4.60%	4.07%	11.14%

Allowance for loan losses for loans collectively evaluated for impairment	$31,678	$46,120	$35,646
Loans collectively evaluated for impairment	649,604	906,352	710,284
Allowance for loan losses to loans collectively evaluated for impairment	4.88%	5.09%	5.02%

Liabilities – Total liabilities at March 31, 2013 were $1.1 billion compared with $1.1 billion at December 31, 2012, a decrease of $29.3 million, or 2.6%. This decrease was primarily attributable to a decrease in deposits of $28.7 million, or 2.7%, to $1.0 billion at March 31, 2013 from $1.1 billion at December 31, 2012. Certificate of deposit balances declined $20.6 million during the first three months of 2013 to $739.9 million at March 31, 2013 from $760.6 million at December 31, 2012. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $280,000, or 5.0%, to $5.3 million at March 31, 2013, from $5.6 million at December 31, 2012.  These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2013		2012
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$110,138		$113,325
Interest checking	88,173	0.28%	89,820	0.37%
Money market	65,351	0.45	63,212	0.49
Savings	40,390	0.34	38,665	0.40
Certificates of deposit	749,832	1.37	912,061	1.52
Total deposits	$1,053,884	1.04%	$1,217,083	1.20%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2013		2012
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$432,682	1.31%	$478,502	1.40%
$100,000 or more	317,150	1.46%	433,559	1.64%
Total	$749,832	1.37%	$912,601	1.52%

The following table shows at March 31, 2013 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Retail	Brokered	Total
	(in thousands)
Three months or less	$39,605	$15,000	$54,605
Three months through six months	45,301	—	45,301
Six months through twelve months	59,882	—	59,882
Over twelve months	156,332	—	156,332
Total	$301,120	$15,000	$316,120

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. At March 31, 2013, and December 31, 2012, these deposits totaled $15.0 million and mature in May 2013. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.  We intend to redeem the brokered deposits at maturity in the normal course of business.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2013, our additional borrowing capacity with the FHLB was $17.9 million. Any new advances are limited to a one year maturity or less.

We also have federal funds borrowing lines from major correspondent banks totaling $5.0 million on a secured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future.  However, the availability of these lines could be affected by our financial position, and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $3.5 million at March 31, 2013. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at March 31, 2013, totaling $3.5 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be $1.1 million for 2013. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was completed.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury.  At March 31, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.0 million. If we defer dividend payments for six quarters, the holder of our Series A Preferred Stock (currently the U.S. Treasury) would then have the right to appoint up to two representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At March 31, 2013, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.0 million.

Stockholders’ equity decreased $452,000 to $46.7 million at March 31, 2013, compared with $47.2 million at December 31, 2012. The decrease was due to the current year net loss, further reduced by dividends declared on cumulative preferred stock and net reduction in unrealized gain on available for sale securities.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				March 31, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	4.0%	6.0%	N/A	6.77%	8.21%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.16	10.29	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	4.91	5.95	4.50	5.37

At March 31, 2013, PBI Bank’s Tier 1 leverage ratio was 5.95%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 10.29%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2013, and December 31, 2012. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 3.6% at March 31, 2013, compared with an increase of 4.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 7.1% at March 31, 2013, compared with an increase of 8.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2013, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$2,151	7.06%
+ 100 basis points	1,097	3.60

We did not run a model simulation for declining interest rates as of March 31, 2013, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008.  Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 under Item 1A – Risk Factors.  There have been no material changes from the risk factors previously discussed in our Form 10-K.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 15, 2013	By:	/s/ Maria L. Bouvette
Maria L. Bouvette
Chairman & Chief Executive Officer

May 15, 2013	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief
Accounting Officer