Form 10-Q
period 2013-06-30
Porter Bancorp, Inc.
filed 2013-08-08
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

12,301,084 shares of Common Stock, no par value, were outstanding at July 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2013 and December 31, 2012

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and

2012

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2013

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$61,949	$46,512
Federal funds sold	2,317	3,060

Cash and cash equivalents	64,266	49,572
Securities available for sale	176,942	178,476
Mortgage loans held for sale	133	507
Loans, net of allowance of $37,559 and $56,680, respectively	737,226	842,412
Premises and equipment	20,368	20,805
Other real estate owned	47,030	43,671
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,772	8,398
Accrued interest receivable and other assets	7,322	8,718

Total assets	$1,072,131	$1,162,631

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$106,320	$114,310
Interest bearing	874,516	950,749

Total deposits	980,836	1,065,059
Repurchase agreements	3,292	2,634
Federal Home Loan Bank advances	5,016	5,604
Accrued interest payable and other liabilities	12,710	10,169
Subordinated capital note	6,525	6,975
Junior subordinated debentures	25,000	25,000

Total liabilities	1,033,379	1,115,441
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding; Liquidation preference of $35.0 million at June 30, 2013	34,930	34,840
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at June 30, 2013	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 12,322,207 and 12,002,421 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,509	20,283
Retained deficit	(128,860)	(126,517)
Accumulated other comprehensive income	(3,346)	3,065

Total stockholders’ equity	38,752	47,190

Total liabilities and stockholders’ equity	$1,072,131	$1,162,631

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$9,954	$13,689	$19,987	$28,201
Taxable securities	848	797	1,715	1,638
Tax exempt securities	231	196	452	446
Fed funds sold and other	135	130	272	282

	11,168	14,812	22,426	30,567

Interest expense
Deposits	2,560	3,726	5,264	7,726
Federal Home Loan Bank advances	41	54	84	111
Subordinated capital note	56	67	114	138
Junior subordinated debentures	157	168	311	339
Federal funds purchased and other	2	2	3	4

	2,816	4,017	5,776	8,318

Net interest income	8,352	10,795	16,650	22,249
Provision for loan losses	—	4,000	450	7,750

Net interest income after provision for loan losses	8,352	6,795	16,200	14,499
Non-interest income
Service charges on deposit accounts	506	556	999	1,110
Income from fiduciary activities	—	291	517	542
Bank card interchange fees	196	199	368	376
Other real estate owned rental income	230	24	342	62
Net gain on sales of securities	703	1,511	703	3,530
Income from bank owned life insurance	305	79	384	158
Other	208	358	482	685

	2,148	3,018	3,795	6,463

Non-interest expense
Salaries and employee benefits	3,999	3,982	8,138	8,294
Occupancy and equipment	913	969	1,844	1,855
Loan collection expense	2,407	586	3,442	946
Other real estate owned expense	1,657	1,205	2,448	2,462
FDIC Insurance	650	832	1,289	1,705
State franchise tax	537	592	1,074	1,184
Professional fees	499	567	905	923
Communications	179	168	354	348
Insurance expense	160	104	311	200
Postage and delivery	102	109	215	231
Other	706	548	1,353	1,161

	11,809	9,662	21,373	19,309

Income (loss) before income taxes	(1,309)	151	(1,378)	1,653
Income tax benefit	—	—	—	—

Net income (loss)	(1,309)	151	(1,378)	1,653
Less:
Dividends on preferred stock	437	438	875	875
Accretion on Series A preferred stock	45	45	90	90
Earnings (losses) allocated to participating securities	(110)	(13)	(131)	27

Net income (loss) attributable to common shareholders	$(1,681)	$(319)	$(2,212)	$661

Basic earnings (loss) per common share	$(0.14)	$(0.03)	$(0.19)	$0.06

Diluted earnings (loss) per common share	$(0.14)	$(0.03)	$(0.19)	$0.06

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(1,309)	$151	$(1,378)	$1,653
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(9,086)	(195)	(9,160)	427
Reclassification of amount realized through sales	(703)	(1,511)	(703)	(3,530)

Included in net loss	(9,789)	(1,706)	(9,863)	(3,103)
Tax effect	3,426	597	3,452	1,086

Net of tax	(6,363)	(1,109)	(6,411)	(2,017)

Comprehensive income (loss)	$(7,672)	$(958)	$(7,789)	$(364)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2013

(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Deficit	Income	Total
Balances, January 1, 2013	12,002,421	35,000	317,042	$112,236	$34,840	$3,283	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	325,018	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(5,232)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	226	—	—	226
Net loss	—	—	—	—	—	—	—	(1,378)	—	(1,378)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(6,411)	(6,411)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	(875)	—	(875)
Accretion of Series A preferred stock discount	—	—	—	—	90	—	—	(90)	—	—

Balances, June 30, 2013	12,322,207	35,000	317,042	$112,236	$34,930	$3,283	$20,509	$(128,860)	$(3,346)	$38,752

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2013 and 2012

(dollars in thousands)

	2013	2012
Cash flows from operating activities
Net income (loss)	$(1,378)	$1,653
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,042	1,127
Provision for loan losses	450	7,750
Net amortization on securities	1,185	1,566
Stock-based compensation expense	226	215
Net gain on loans originated for sale	(66)	(122)
Loans originated for sale	(2,095)	(5,721)
Proceeds from sales of loans originated for sale	2,524	6,133
Net gain on sales of investment securities	(703)	(3,530)
Net loss on sales of other real estate owned	359	948
Net write-down of other real estate owned	1,284	830
Earnings on bank owned life insurance	(374)	(148)
Net change in accrued interest receivable and other assets	1,095	4,282
Net change in accrued interest payable and other liabilities	1,666	(977)

Net cash from operating activities	5,215	14,006

Cash flows from investing activities
Purchases of available-for-sale securities	(24,929)	(121,854)
Sales and calls of available-for-sale securities	1,908	65,695
Maturities and prepayments of available-for-sale securities	17,661	20,848
Proceeds from sale of other real estate owned	10,538	13,072
Improvements to other real estate owned	—	(1)
Loan originations and payments, net	89,045	58,397
Purchases of premises and equipment, net	(141)	(318)

Net cash from investing activities	94,082	35,839

Cash flows from financing activities
Net change in deposits	(84,223)	(119,041)
Net change in repurchase agreements	658	763
Repayment of Federal Home Loan Bank advances	(588)	(718)
Repayment of subordinated capital note	(450)	(450)

Net cash from financing activities	(84,603)	(119,446)

Net change in cash and cash equivalents	14,694	(69,601)
Beginning cash and cash equivalents	49,572	105,962

Ending cash and cash equivalents	$64,266	$36,361

Supplemental cash flow information:
Interest paid	$5,603	$8,159
Income taxes paid (refunded)	—	(2,000)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$15,555	$28,126
Financed sales of other real estate owned	15	361

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

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

During the first six months of 2013, we reported net loss to common shareholders of $2.2 million, compared with net income to common shareholders of $661,000 for the first six months of 2012. This was primarily due to decreased net interest income driven by the reduction of the size of our loan portfolio and a decline in our net interest margin, a reduction of $2.8 million in gains on sales of investment securities, an increase in our loan collection expense and continuing costs to carry higher levels of nonperforming assets. This was offset by a decrease in the provision for loan losses expense from $7.8 million for the six months ended June 30, 2012, to $450,000 for the six months ended June 30, 2013.

For the year ended December 31, 2012, we reported net loss to common shareholders of $33.4 million. This loss was attributable primarily to $40.3 million of provision for loan losses expense. A decline in credit quality in our portfolio during the year resulted in net charge-offs of $36.1 million, and OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $33.4 million, for the year ended December 31, 2012, compares with net loss to common shareholders of $105.2 million for the year ended December 31, 2011.

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At June 30, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.3 million. We have deferred dividend payments for six quarters and the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We continue to accrue deferred dividends, which are deducted from income to common shareholders for financial statement purposes.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of June 30, 2013, the capital ratios required by the Consent Order were not met.

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

•

Continuing with succession planning and adding resources to the management team. John T. Taylor was named President and CEO for PBI Bank and appointed to the Board of Directors in July 2012. Effective July 31, 2013, Maria L. Bouvette retired as the Company’s Chairman of the Board and CEO, and as Chairman of the Board of PBI Bank. W. Glenn Hogan is expected to be elected Chairman of the Board of the Company following regulatory approval. John T. Taylor will be named CEO of the Company, following regulatory approval. Additionally, John R. Davis was appointed Chief Credit Officer of PBI Bank in August 2012, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization.

•

Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment. To this end, we believe the opportunity exists to centralize key processes that will lead to improved execution and cost savings.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•

We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011, to $899.1 million at December 31, 2012, and $774.8 million at June 30, 2013. We have significantly improved our staffing in the commercial lending area which is now led by Joe C. Seiler.

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We are now in compliance with construction and development loans totaling $58.0 million, or 70% of total risk-based capital, at June 30, 2013, down from $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. While we have made significant improvements over the last year, we were not in compliance with this concentration limit at June 30, 2013. These loans totaled $270.8 million, or 325% of total risk-based capital, at June 30, 2013 and $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

We are working to reduce our loan concentrations by curtailing new construction and development lending and new non-owner occupied commercial real estate lending. We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale. We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $58.0 million at June 30, 2013. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $165.6 million at June 30, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010. This trend has continued at a slower pace in 2013. The Bank acquired $33.5 million, $41.9 million, and $90.8 million during 2012, 2011, and 2010, respectively. For the first six months of 2013, we acquired $15.6 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the six month period ended June 30, 2013, we incurred OREO losses totaling $1.6 million, which consisted of $359,000 in loss on sale and $1.3 million from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

•

To ensure that we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities and channels. We are targeting multiple sales opportunities and channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies. Proceeds from the sale of OREO totaled $10.5 million during the six months ended June 30, 2013 and $22.5 million, $26.0 million and $25.0 million during 2012, 2011, and 2010, respectively.

•

At December 31, 2012, the OREO portfolio consisted of 51% construction, development, and land assets. At June 30, 2013 this concentration had declined to 43%. This is consistent with our reduction of construction, development and other land loans, which have declined to $58.0 million at June 30, 2013 compared to $70.3 million at December 31, 2012. Over the past six months, the composition of our OREO portfolio has shifted toward commercial real estate and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets. Commercial real estate represents 39% of the portfolio at June 30, 2013 compared with 35% at December 31, 2012. 1-4 family residential properties represent 15% of the portfolio at June 30, 2013 compared with 12% at December 31, 2012.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2013:
U.S. Government and federal agency	$26,604	$358	$(659)	$26,303
Agency mortgage-backed: residential	71,740	454	(1,625)	70,569
State and municipal	55,835	974	(1,510)	55,299
Corporate bonds	23,086	937	(160)	23,863
Other	572	59	—	631

Total debt securities	177,837	2,782	(3,954)	176,665
Equity	209	68	—	277

Total	$178,046	$2,850	$(3,954)	$176,942

December 31, 2012:
U.S. Government and federal agency	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182
State and municipal	52,485	2,335	(87)	54,733
Corporate bonds	18,851	1,150	(37)	19,964
Other	572	46	—	618

Total debt securities	171,809	5,202	(381)	176,630
Equity	1,359	487	—	1,846

Total	$173,168	$5,689	$(381)	$178,476

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Proceeds	$1,908	$44,310	$1,908	$65,695
Gross gains	704	1,511	704	3,530
Gross losses	1	—	1	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$17,901	$17,928
One to five years	14,213	15,289
Five to ten years	64,364	63,449
Beyond ten years	9,619	9,430
Agency mortgage-backed: residential	71,740	70,569

Total	$177,837	$176,665

Securities pledged at June 30, 2013 and December 31, 2012 had carrying values of approximately $59.0 million and $76.4 million, respectively, and were pledged to secure public deposits and repurchase agreements.

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

At June 30, 2013, the Company held one equity security. This security was in an unrealized gain position as of June 30, 2013. Management monitors the underlying financial condition of the issuers and current market pricing for this equity security monthly. As of June 30, 2013, management does not believe securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2013:
U.S Government & federal agency	$20,428	$(659)	$—	$—	$20,428	$(659)
Agency mortgage-backed: residential	51,069	(1,474)	4,525	(151)	55,594	(1,625)
State and municipal	31,198	(1,453)	1,082	(57)	32,280	(1,510)
Corporate bonds	7,836	(160)	—	—	7,836	(160)

Total temporarily impaired	$110,531	$(3,746)	$5,607	$(208)	$116,138	$(3,954)

December 31, 2012:
Agency mortgage-backed: residential	$23,375	$(257)	$—	$—	$23,375	$(257)
State and municipal	7,961	(87)	—	—	7,961	(87)
Corporate bonds	3,777	(37)	—	—	3,777	(37)
Equity	2	—	—	—	2	—

Total temporarily impaired	$35,115	$(381)	$—	$—	$35,115	$(381)

Note 4 – Loans

Loans were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial	$51,079	$52,567
Commercial Real Estate:
Construction	57,951	70,284
Farmland	72,312	80,825
Other	256,859	322,687
Residential Real Estate:
Multi-family	47,253	50,986
1-4 Family	247,248	278,273
Consumer	16,746	20,383
Agriculture	24,613	22,317
Other	724	770

Subtotal	774,785	899,092
Less: Allowance for loan losses	(37,559)	(56,680)

Loans, net	$737,226	$842,412

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2013:
Beginning balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839
Provision for loan losses	(805)	321	360	(7)	127	4	—
Loans charged off	(132)	(1,866)	(1,137)	(203)	(66)	—	(3,404)
Recoveries	595	398	27	88	16	—	1,124

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

June 30, 2012:
Beginning balance	$4,082	$32,982	$15,720	$812	$345	$12	$53,953
Provision for loan losses	(78)	1,003	2,696	97	282	—	4,000
Loans charged off	(210)	(2,944)	(2,862)	(135)	(287)	—	(6,438)
Recoveries	17	8	33	18	3	—	79

Ending balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	633	(124)	(90)	79	(51)	3	450
Loans charged off	(1,108)	(14,178)	(5,476)	(521)	(83)	—	(21,366)
Recoveries	721	556	121	179	218	—	1,795

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

June 30, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	11	1,775	5,202	321	443	(2)	7,750
Loans charged off	(466)	(3,863)	(3,891)	(372)	(428)	—	(9,020)
Recoveries	59	113	59	51	3	—	285

Ending balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,388	$7,597	$1,171	$21	$—	$13	$10,190
Collectively evaluated for impairment	3,260	13,425	9,619	573	487	5	27,369

Total ending allowance balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

Loans:
Loans individually evaluated for impairment	$6,448	$115,387	$52,359	$110	$199	$535	$175,038
Loans collectively evaluated for impairment	44,631	271,735	242,142	16,636	24,414	189	599,747

Total ending loans balance	$51,079	$387,122	$294,501	$16,746	$24,613	$724	$774,785

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and six months ended June 30, 2013:

			Allowance For Loan Losses Allocated	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Unpaid Principal Balance	Recorded Investment		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
			(in thousands)
With No Related Allowance Recorded:
Commercial	$2,230	$1,898	$—	$1,892	$—	$1,673	$—	$—
Commercial real estate:
Construction	281	191	—	496	6	700	11	11
Farmland	4,369	4,302	—	4,187	105	4,274	172	172
Other	1,737	1,526	—	1,671	253	1,745	257	257
Residential real estate:
Multi-family	637	637	—	638	—	640	—	—
1-4 Family	11,392	10,997	—	12,174	38	12,502	57	57
Consumer	1	1	—	8	—	28	—	—
Agriculture	278	199	—	185	—	138	—	—
Other	17	17	—	8	—	6	—	—
With An Allowance Recorded:
Commercial	5,072	4,550	1,388	4,165	31	4,131	61	—
Commercial real estate:
Construction	23,669	22,347	411	23,414	34	24,094	68	—
Farmland	7,914	5,545	253	5,797	11	6,017	22	—
Other	96,076	81,475	6,933	79,407	352	81,792	682	—
Residential real estate:
Multi-family	14,646	12,937	411	13,046	51	13,666	107	—
1-4 Family	30,342	27,788	760	28,492	115	28,359	218	—
Consumer	178	110	21	155	1	150	1	—
Agriculture	—	—	—	—	—	4	—	—
Other	518	518	13	520	4	521	8	—

Total	$199,357	$175,038	$10,190	$176,255	$1,001	$180,440	$1,664	$497

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Other	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Other	97,699	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	31,021	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—

Total	$207,106	$188,808	$21,034	$175,828	$3,976	$355

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2013 and December 31, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2013
Commercial
Rate reduction	$1,981	$—	$1,981
Principal deferral	881	—	881
Interest only payments	—	238	238
Commercial Real Estate:
Construction
Rate reduction	3,409	3,353	6,762
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	712	2,438	3,150

Other
Rate reduction	29,526	20,463	49,989
Principal deferral	1,182	—	1,182
Interest only payments	2,458	1,489	3,947
Residential Real Estate:
Multi-family
Rate reduction	4,694	6,836	11,530
Interest only payments	647	—	647
1-4 Family
Rate reduction	8,217	11,693	19,910
Consumer
Rate reduction	53	—	53
Other
Rate reduction	518	—	518

Total TDRs	$54,927	$46,510	$101,437

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Principal deferral	887	—	887
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	4,834	4,459	9,293
Farmland
Rate reduction	150	—	150
Principal deferral	725	2,438	3,163
Other
Rate reduction	36,515	22,631	59,146
Principal deferral	1,195	—	1,195
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	13,087	—	13,087
Interest only payments	652	—	652
1-4 Family
Rate reduction	14,323	7,871	22,194
Consumer
Rate reduction	14	—	14
Other
Rate reduction	524	—	524

Total TDRs	$77,344	$40,464	$117,808

At June 30, 2013, and December 31, 2012, 54% and 66%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $5.2 million and $15.1 million in reserves to customers whose loan terms have been modified in TDRs as of June 30, 2013, and December 31, 2012, respectively. The Company has committed to lend additional amounts totaling $262,000 and $259,000 as of June 30, 2013, and December 31, 2012, respectively, to customers with outstanding loans that are classified as TDRs.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended June 30, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2013
Commercial Real Estate:
Construction
Principal deferral	$499	$—	$499

Total TDRs	$499	$—	$499

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2012
Commercial Real Estate:
Construction
Interest only payments	$152	$—	$152
Other
Rate reduction	8,152	—	8,152
Principal deferral	1,196	—	1,196
Interest only payments	2,462	—	2,462
Residential Real Estate:
1-4 Family
Rate reduction	3,086	—	3,086
Principal deferral	—	573	573

Total TDRs	$15,048	$573	$15,621

As of June 30, 2013 and 2012, 100% and 96%, respectively, of the Company’s TDRs that occurred during the three months ended June 30, 2013 and 2012, were performing according to their modified terms. The Company allocated $49,000 and $1.3 million in reserves to customers whose loan terms have been modified during the three months ended June 30, 2013 and 2012, respectively. For modifications occurring during the three month period ended June 30, 2013 and 2012, the post-modification balances approximate the pre-modification balances.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the six months ended June 30, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2013
Commercial:
Rate reduction	$45	$—	$45
Commercial Real Estate:
Construction
Rate reduction	—	1,291	1,291
Principal deferral	499	—	499
Other
Rate reduction	1,399	—	1,399
Residential Real Estate:
1-4 Family
Rate reduction	897	—	897
Consumer:
Rate reduction	40	—	40

Total TDRs	$2,880	$1,291	$4,171

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2012
Commercial:
Interest only payments	$—	$1,019	$1,019
Commercial Real Estate:
Construction
Interest only payments	152	—	152
Other
Rate reduction	11,302	—	11,302
Principal deferral	1,196	—	1,196
Interest only payments	2,462	2,174	4,636
Residential Real Estate:
Multi-family
Rate reduction	8,386	—	8,386
1-4 Family
Rate reduction	8,470	—	8,470
Principal deferral	—	573	573

Total TDRs	$31,968	$3,766	$35,734

As of June 30, 2013 and 2012, 69% and 89%, respectively, of the Company’s TDRs that occurred during the six months ended June 30, 2013 and 2012, were performing according to their modified terms. The Company allocated $230,000 and $2.6 million in reserves to customers whose loan terms have been modified during the six months ended June 30, 2013 and 2012, respectively. For modifications occurring during the six month period ended June 30, 2013 and 2012, the post-modification balances approximate the pre-modification balances.

During the first six months of 2013, approximately $1.5 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults were construction and development loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. During the first six months of 2012, approximately $7.9 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults consisted of $6.3 million in commercial real estate loans, $1.0 million in commercial loans, and $622,000 in 1-4 family residential real estate loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2013, and December 31, 2012:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Commercial	$3,333	$2,437	$—	$36
Commercial Real Estate:
Construction	18,630	7,808	—	—
Farmland	8,985	10,030	—	—
Other	43,979	46,036	—	—
Residential Real Estate:
Multi-family	8,020	1,516	—	—
1-4 Family	28,964	26,501	66	50
Consumer	58	135	5	—
Agriculture	199	54	—	—
Other	17	—	—	—

Total	$112,185	$94,517	$71	$86

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2013
Commercial	$1,165	$133	$—	$3,333	$4,631
Commercial Real Estate:
Construction	—	—	—	18,630	18,630
Farmland	841	389	—	8,985	10,215
Other	2,338	1,805	—	43,979	48,122
Residential Real Estate:
Multi-family	1,191	—	—	8,020	9,211
1-4 Family	2,797	585	66	28,964	32,412
Consumer	194	37	5	58	294
Agriculture	74	30	—	199	303
Other	—	—	—	17	17

Total	$8,600	$2,979	$71	$112,185	$123,835

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2012
Commercial	$1,279	$90	$36	$2,437	$3,842
Commercial Real Estate:
Construction	10,510	5,815	—	7,808	24,133
Farmland	922	58	—	10,030	11,010
Other	5,138	13,037	—	46,036	64,211
Residential Real Estate:
Multi-family	8,762	—	—	1,516	10,278
1-4 Family	11,145	1,221	50	26,501	38,917
Consumer	310	75	—	135	520
Agriculture	153	7	—	54	214
Other	—	—	—	—	—

Total	$38,219	$20,303	$86	$94,517	$153,125

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2013
Commercial	$31,050	$8,304	$1,322	$10,355	$48	$51,079
Commercial Real Estate:
Construction	19,551	11,532	2,568	24,300	—	57,951
Farmland	43,327	13,006	1,361	14,618	—	72,312
Other	91,608	61,788	9,772	93,437	254	256,859
Residential Real Estate:
Multi-family	15,725	15,940	—	15,588	—	47,253
1-4 Family	138,728	47,358	2,809	58,353	—	247,248
Consumer	14,952	1,104	13	677	—	16,746
Agriculture	21,605	1,415	915	678	—	24,613
Other	189	518	—	17	—	724

Total	$376,735	$160,965	$18,760	$218,023	$302	$774,785

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2012
Commercial	$27,085	$10,153	$6,495	$8,772	$62	$52,567
Commercial Real Estate:
Construction	26,085	21,713	3,647	18,839	—	70,284
Farmland	47,017	13,461	3,532	16,815	—	80,825
Other	122,603	66,223	14,955	118,635	271	322,687
Residential Real Estate:
Multi-family	18,387	14,637	—	17,962	—	50,986
1-4 Family	159,975	47,030	5,167	66,101	—	278,273
Consumer	17,232	2,211	35	842	63	20,383
Agriculture	19,256	1,467	869	725	—	22,317
Other	246	524	—	—	—	770

Total	$437,886	$177,419	$34,700	$248,691	$396	$899,092

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

For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. We typically obtain updated appraisals each year on the anniversary date of ownership unless a sale is imminent.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Commercial Real Estate:
Construction	$20,592	$22,912
Farmland	737	618
Other	18,661	15,577
Residential Real Estate:
Multi-family	464	200
1-4 Family	7,323	5,518

	47,777	44,825
Valuation allowance	(747)	(1,154)

	$47,030	$43,671

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$928	$1,682	$1,154	$1,667
Provision to allowance	977	350	1,284	830
Write-downs	(1,158)	(308)	(1,691)	(773)

Ending balance	$747	$1,724	$747	$1,724

Net activity relating to other real estate owned during the six months ended June 30, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$43,671	$41,449
Real estate acquired	15,555	28,126
Valuation adjustments for declining market values	(1,284)	(830)
Improvements	—	1
Loss on sale	(359)	(948)
Proceeds from sale of properties	(10,553)	(13,433)

OREO as of June 30	$47,030	$54,365

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss on sales	$162	$546	$359	$948
Provision to allowance	977	350	1,284	830
Operating expense	518	309	805	684

Total	$1,657	$1,205	$2,448	$2,462

Note 6 – Deposits

The following table shows deposits by category:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-interest bearing	$106,320	$114,310
Interest checking	78,218	87,234
Money market	65,620	63,715
Savings	40,121	39,227
Certificates of deposit	690,557	760,573

Total	$980,836	$1,065,059

Time deposits of $100,000 or more were $288.2 million and $319.5 million at June 30, 2013 and December 31, 2012, respectively.

Scheduled maturities of total time deposits at June 30, 2013 for each of the next five years are as follows (in thousands):

	Retail	Brokered	Total
Year 1	$362,928	$—	$362,928
Year 2	258,311	—	258,311
Year 3	49,930	—	49,930
Year 4	10,034	—	10,034
Year 5	9,277	—	9,277
Thereafter	77	—	77

	$690,557	$—	$690,557

Historically, the Bank has utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2012, the Bank held $15.0 million in brokered deposits, which matured and were redeemed in the second quarter of 2013. As stipulated in the Consent Order, PBI Bank is currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2013 through 2033, averaging 3.15% for 2013	$5,016	$5,604

Each advance is payable per terms on agreement, with a prepayment penalty. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. At June 30, 2013, our additional borrowing capacity with the FHLB was $15.5 million. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of fair value based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We typically obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

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

Financial assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Measurements at June 30, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$26,303	$—	$26,303	$—
Agency mortgage-backed: residential	70,569	—	70,569	—
State and municipal	55,299	—	55,299	—
Corporate bonds	23,863	—	23,863	—
Other debt securities	631	—	—	631
Equity securities	277	277	—	—

Total	$176,942	$277	$176,034	$631

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$6,133	$—	$6,133	$—
Agency mortgage-backed: residential	95,182	—	95,182	—
State and municipal	54,733	—	54,733	—
Corporate bonds	19,964	—	19,964	—
Other debt securities	618	—	—	618
Equity securities	1,846	1,846	—	—

Total	$178,476	$1,846	$176,012	$618

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2013 and 2012:

	State and Municipal Securities		Other Debt Securities
	2013	2012	2013	2012
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$1,173	$618	$606
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	—	13	—
Sales	—	(1,173)	—	—

Balance of recurring Level 3 assets at June 30	$—	$—	$631	$606

Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As securities of this type are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs. We sold our Level 3 municipal securities in the second quarter of 2012 and had no securities of this nature at June 30, 2013.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 9.5% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,162	$—	$—	$3,162
Commercial real estate:
Construction	21,936	—	—	21,936
Farmland	5,292	—	—	5,292
Other	74,541	—	—	74,541
Residential real estate:
Multi-family	12,526	—	—	12,526
1-4 Family	27,028	—	—	27,028
Consumer	90	—	—	90
Other	505	—	—	505
Other real estate owned, net:
Commercial real estate:
Construction	20,270	—	—	20,270
Farmland	725	—	—	725
Other	18,369	—	—	18,369
Residential real estate:
Multi-family	457	—	—	457
1-4 Family	7,209	—	—	7,209

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,799	$—	$—	$3,799
Commercial real estate:
Construction	23,912	—	—	23,912
Farmland	5,722	—	—	5,722
Other	72,793	—	—	72,793
Residential real estate:
Multi-family	13,263	—	—	13,263
1-4 Family	25,094	—	—	25,094
Consumer	74	—	—	74
Agriculture	5	—	—	5
Other	513	—	—	513
Other real estate owned, net:
Commercial real estate:
Construction	22,323	—	—	22,323
Farmland	602	—	—	602
Other	15,175	—	—	15,175
Residential real estate:
Multi-family	195	—	—	195
1-4 Family	5,376	—	—	5,376

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $155.3 million at June 30, 2013 with a valuation allowance of $10.2 million. This resulted in no additional provision for loan losses for the six months ended June 30, 2013. At December 31, 2012, impaired loans had a carrying amount of $166.2 million, with a valuation allowance of $21.0 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $47.0 million as of June 30, 2013, compared with $43.7 million at December 31, 2012. Fair value write-downs of $1.3 million were recorded on other real estate owned for the six months ended June 30, 2013.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,162	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$101,769	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (19%)
Impaired loans – Residential real estate	$39,554	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 50% (15%)
Other real estate owned –Commercial real estate	$39,364	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 56% (24%) 7% - 16% (11%)
Other real estate owned – Residential real estate	$7,666	Sales comparison approach	Adjustment for differences between the comparable sales	4% - 31% (12%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,799	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$89,461	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (19%)
Impaired loans – Residential real estate	$38,357	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 38% (15%)
Other real estate owned – Commercial real estate	$38,100	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 50% (18%) 9% - 16% (12%)
Other real estate owned – Residential real estate	$5,571	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 30% (9%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$64,266	$58,585	$5,681	$—	$64,266
Securities available for sale	176,942	277	176,034	631	176,942
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	133	—	133	—	133
Loans, net	737,226	—	—	752,688	752,688
Accrued interest receivable	4,184	—	1,227	2,957	4,184
Financial liabilities
Deposits	$980,836	$103,748	$878,837	$—	$982,585
Securities sold under agreements to repurchase	3,292	—	3,292	—	3,292
Federal Home Loan Bank advances	5,016	—	5,019	—	5,019
Subordinated capital notes	6,525	—	—	6,195	6,195
Junior subordinated debentures	25,000	—	—	13,913	13,913
Accrued interest payable	2,277	—	1,042	1,235	2,277

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,572	$41,938	$7,634	$—	$49,572
Securities available for sale	178,476	1,846	176,012	618	178,476
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	507	—	507	—	507
Loans, net	842,412	—	—	853,996	853,996
Accrued interest receivable	5,138	—	1,150	3,988	5,138
Financial liabilities
Deposits	$1,065,059	$114,310	$955,216	$—	$1,069,526
Securities sold under agreements to repurchase	2,634	—	2,634	—	2,634
Federal Home Loan Bank advances	5,604	—	5,607	—	5,607
Subordinated capital notes	6,975	—	—	6,599	6,599
Junior subordinated debentures	25,000	—	—	13,821	13,821
Accrued interest payable	2,104	—	1,173	931	2,104

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30, 2013	December 31, 2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$13,146	$19,838
Other real estate owned write-down	9,959	10,408
Net operating loss carry-forward	23,302	15,051
New market tax credit carry-forward	208	208
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	626	592
Other than temporary impairment on securities	374	374
Net unrealized loss on securities available for sale	386	—
Amortization of non-compete agreements	18	19
Other	925	936

	49,636	48,118

Deferred tax liabilities:
Fixed assets	350	409
Net unrealized gain on securities available for sale	—	1,858
FHLB stock dividends	1,276	1,276
Originated mortgage servicing rights	88	98
Other	516	549

	2,230	4,190

Net deferred tax assets before valuation allowance	47,406	43,928

Valuation allowance	(47,406)	(43,928)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of June 30, 2013. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the six months ended June 30, 2013 or the year ended December 31, 2012 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, the Board approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. The 2006 Plan now permits the issuance of up to 1,263,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2013, the Company had granted 268,634 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over five to ten years. The Company has 868,293 shares remaining available for issue under the plan.

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

On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. Shares issued under the amended plan vest on December 31 in the year they are granted.

To date, the Company has issued 245,909 unvested shares to non-employee directors. At June 30, 2013, 113,357 shares remain available for issuance under this plan.

The fair value of the 2013 unvested shares issued to certain employees was $111,000, or $0.78 per weighted-average share. The fair value of the 2013 unvested shares issued to the directors was $155,000 or $0.85 per weighted average share. The Company recorded $226,000 and $215,000 of stock-based compensation during the first six months of 2013 and 2012, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Six Months Ended June 30, 2013		Twelve Months Ended December 31, 2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	153,316	$5.92	96,688	$13.40
Granted	142,663	0.78	97,197	1.74
Vested	(22,113)	12.19	(27,362)	13.04
Forfeited	(5,232)	14.82	(13,207)	15.22

Outstanding, ending	268,634	$2.50	153,316	$5.92

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Six Months Ended June 30, 2013		Twelve Months Ended December 31, 2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	80,078	$1.77	3,538	$7.91
Granted	182,355	0.85	93,943	1.65
Vested	(16,524)	2.02	(17,403)	2.37
Forfeited	—	—	—	—

Outstanding, ending	245,909	$1.07	80,078	$1.77

As of June 30, 2013, all stock options issued to non-employee directors had expired and none were exercised during their grant term. The Company’s stock-based incentive awards have exclusively been restricted stock grants since 2008.

The following table summarizes stock option activity:

	Six Months Ended June 30, 2013		Twelve Months Ended December 31, 2012
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning	—	$—	29,530	$19.88
Forfeited	—	—	—	—
Expired	—	—	(29,530)	19.88

Outstanding, ending	—	$—	—	$—

No options were issued, outstanding, or exercised during the first six months of 2013. The Company recorded no stock option compensation expense during the six months ended June 30, 2013. No options were modified during the period. As of June 30, 2013, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2013 and beyond are estimated as follows (in thousands):

July 2013 – December 2013	$340
2014	313
2015	174
2016	77
2017 & thereafter	44

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net income (loss)	$(1,309)	$151	$(1,378)	$1,653
Less:
Preferred stock dividends	437	438	875	875
Accretion of Series A preferred stock discount	45	45	90	90
Earnings (loss) allocated to unvested shares	(62)	(4)	(69)	8
Earnings (loss) allocated to Series C preferred	(48)	(9)	(62)	19

Net income (loss) allocated to common shareholders, basic and diluted	$(1,681)	$(319)	$(2,212)	$661

Basic
Weighted average common shares including unvested common shares outstanding	12,528,932	12,195,232	12,501,854	12,175,850
Less: Weighted average unvested common shares	434,250	129,182	367,297	141,301
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894

Weighted average common shares outstanding	11,761,788	11,733,156	11,801,663	11,701,655

Basic earnings (loss) per common share	$(0.14)	$(0.03)	$(0.19)	$0.06

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	11,761,788	11,733,156	11,801,663	11,701,655

Diluted earnings (loss) per common share	$(0.14)	$(0.03)	$(0.19)	$0.06

The Company had no outstanding stock options at June 30, 2013. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2013 and 2012 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Finally, warrants for the purchase of 1,380,437 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at June 30, 2013 and 2012, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

Note 12 – Capital Requirements and Restrictions on Retained Earnings

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. The consent order required the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard without specific board authorization, and to not declare or pay any dividend without the prior consent of our regulators. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				June 30, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	6.88%	8.47%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.46	10.60	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	4.91	6.08	4.50	5.37

At June 30, 2013, PBI Bank’s Tier 1 leverage ratio was 6.08%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 10.60%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

Note 13 – Contingencies

In the normal course of operations, we are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $1.7 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements.

Signature Point Litigation. As disclosed previously, on June 18, 2010, three real estate development companies filed suit in Kentucky state court against PBI Bank and Managed Assets of Kentucky (“MAKY”). Signature Point Condominiums LLC, et al. v. PBI Bank, et al., Jefferson Circuit Court, Case No 10-CI-04295. On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against PBI Bank, awarding the plaintiffs compensatory damages of $1,515,000 and punitive damages of $5,500,000. The case arose from a settlement in which PBI Bank agreed to release the plaintiffs and guarantors from obligations of more than $26 million related to a real estate project in Louisville. The plaintiffs were granted a right of first refusal to repurchase a tract of land within the project. In exchange, the plaintiffs conveyed the real estate securing the loans to PBI Bank. After plaintiffs declined to exercise their right of first refusal, PBI Bank sold the tract to the third party. Plaintiffs alleged that the Bank had knowledge of the third party offer before the conveyance of the land by the Plaintiffs to the Bank. Plaintiffs asserted claims of fraud, breach of fiduciary duty, breach of the duty of good faith and fair dealing, tortious interference with prospective business advantage and conspiracy to commit fraud, negligence, and conspiracy against PBI Bank.

After conferring with its legal advisors, PBI Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds to seek reconsideration of the verdict and to appeal. PBI Bank intends to file motions to reduce or overturn the award and otherwise for reconsideration of the case. We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. In 2010, the Company sold common shares, convertible preferred shares and warrants to purchase common shares to accredited investors for $32 million in a private placement. In the placement, SBAV LP, an affiliate of Clinton Group, Inc. (“CGI”) purchased common shares and warrants for $5,000,016.

On July 11, 2011, CGI sent a letter to the Company, which was also attached as an exhibit to a Schedule 13D CGI filed with the Securities and Exchange Commission on the same date. In its letter CGI questioned the Company’s executive leadership team’s ability to properly manage the Bank’s operations, compliance with GAAP, financial disclosures and relationships with regulators, referencing the consent order PBI Bank entered into with the Federal Deposit Insurance Corporation and the Commonwealth of Kentucky Department of Financial Institutions on June 24, 2011. CGI also stated its belief “that it is likely that a number of representations and warranties made when the CGI affiliate entered into an agreement to purchase shares were false,” and demanded that the Company take immediate steps to “redress such breaches and make CGI and the other purchasers whole.”

During the third quarter of 2011, the Company’s Risk Policy and Oversight Committee, comprised of independent directors, undertook an investigation of the allegations raised in the CGI 13D to evaluate their merit and to ascertain the reasonableness of the Bank’s allowance for loan losses and OREO valuations at the time of Clinton’s investment. The Oversight Committee reported its conclusions to the Company’s Board of Directors in October 2011. While recognizing that opportunities for procedural improvements existed in the Bank’s lending and non-performing asset administration, the Oversight Committee concluded that this did not rise to a level that would result in the financial statements, or representations and warranties with respect to the financial statements, being misleading to investors in the 2010 private placement offering of the Company’s stock. The Oversight Committee further concluded that investors were afforded ample opportunity and access to information for their due diligence, including documentation involving asset valuation estimates, on-site management discussions and additional inquiries during visits to the Company headquarters, and access to loan files of their choosing and the appraisals contained therein, and that the Company’s disclosures were adequate in all material respects.

On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act. The Company provided records to CGI in accordance with Kentucky law.

On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. SBAV LP v. Porter Bancorp, et. al., Civ. Action 1:13 CV-0372 (S.D.N.Y). The complaint alleges violation of the Kentucky Securities Act, negligent misrepresentation and, against defendants Porter Bancorp and Bouvette, breach of contract. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al. Civ. Action 3:13-CV-710 (W.D.Ky.) We dispute the material factual allegations made in the complaint and intend to defend the plaintiff’s claims vigorously. We have not accrued liability related to this matter as we believe we have meritorious defenses.

Miller Health Systems Inc. Employee Stock Ownership Plan Regulatory Review. Since 2007, PBI Bank has served as trustee for Employee Stock Ownership Plan (ESOP) purchase transactions. These transactions are subject to regular and routine reviews by the United States Department of Labor (DOL) for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA.

In 2007, we served as Trustee in the Miller Health Systems, Inc. ESOP transaction. This transaction is under review by the United States Department of Labor (DOL) for compliance with ERISA. The DOL has alleged apparent violations of ERISA in this transaction. While there is no litigation at this time, the ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows. We have not recorded accruals for this matter as we believe we fulfilled our fiduciary duties under ERISA and that liability is not probable nor can the amount be reasonably estimated.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the following:

•	Our inability to increase our capital to the levels required by our agreements with bank regulators could have a material adverse effect on our business.

•

A significant percentage of our loan portfolio is comprised of non-owner occupied commercial real estate loans, real estate construction and development loans, and multi-family residential real estate loans, all of which carry a higher degree of risk.

•	We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses.

•	Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses.

•

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying dividends and interest on these securities may adversely affect our common shareholders.

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2012 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a traditional community bank with a wide range of commercial and personal banking products, with an online banking division which delivers competitive deposit products and services under the separate brand of Ascencia.

The Company reported net loss of $1.3 million and $1.4 million, respectively, for the three and six months ended June 30, 2013, compared with net income of $151,000 and $1.7 million, respectively, for the same periods of 2012. After deductions for dividends on preferred stock, accretion on preferred stock, and loss allocated to participating securities, net loss to common shareholders was $1.7 million and $2.2 million, respectively, for the three and six months ended June 30, 2013, compared with net loss to common shareholders of $319,000 for the three months ended June 30, 2012, and net income to common shareholders of $661,000 for the six months ended June 30, 2012.

Basic and diluted income (loss) per common share were ($0.14) and ($0.19) for the three and six months ended June 30, 2013 compared with basic and diluted income (loss) per common share of ($0.03) and $0.06 for the three and six months ended June 30, 2012.

The following significant developments occurred during the six months ended June 30, 2013:

•

No provision for loan losses expense was recorded for the second quarter of 2013, and expense for the six months ended June 30, 2013 totaled $450,000, compared with $4.0 million and $7.8 million for the three and six months ended June 30, 2012. The decrease was primarily attributable to the reduction in the loan portfolio size, a decline in loans migrating downward in risk grade classification, and stable collateral values for collateral dependent loans. Net charge-offs of $2.3 million were recognized for the second quarter, and total net charge-offs for the six months ended June 30, 2013 were $19.6 million.

•

Net interest margin decreased 25 basis points to 3.15% in the first six months of 2013 compared with 3.40% in the first six months of 2012. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets and elevated non-accrual loan levels. Average loans decreased 23.6% to $839.5 million in the first six months of 2013 compared with $1.1 billion in the first six months of 2012. Net loans decreased 25.5% to $737.2 million at June 30, 2013, compared with $989.3 million at June 30, 2012.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $58.0 million, or 70% of total risk-based capital, at June 30, 2013 compared with $70.3 million, or 82% of total risk-based capital, at December 31, 2012. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $270.8 million, or 325% of total risk-based capital, at June 30, 2013 compared with $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 7.9% to $980.8 million compared with $1.0 billion at December 31, 2012. Certificate of deposit balances declined $70.0 million during the first six months of 2013 to $690.6 million at June 30, 2013, from $760.6 million at December 31, 2012. Demand deposits decreased 7.0% during the first six months of 2013 compared with December 31, 2012.

•

Non-performing loans increased $17.7 million to $112.3 million at June 30, 2013, compared with $94.6 million at December 31, 2012. The increase was primarily attributable to the placement of two significant borrowing relationships on non-accrual during the first quarter. At December 31, 2012, one of these relationships was past due 30-59 days and totaled $23.5 million; the other was past due 60-89 days and totaled $12.7 million. The increase in non-performing loans was partially offset by net loan charge-offs in the first six months of 2013 which totaled $19.6 million. The elevated level of charge-offs resulted primarily from charging off specific reserves for loans that were deemed to be collateral dependent, in accordance with regulatory guidance.

•

Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $8.6 million at June 30, 2013 and loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $3.0 million at June 30, 2013.

•

Foreclosed properties were $47.0 million at June 30, 2013, compared with $43.7 million at December 31, 2012, and $54.4 million at June 30, 2012. During the second quarter of 2013, the Company acquired $11.9 million and sold $8.1 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $977,000 during the second quarter reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets increased to 14.86% at June 30, 2013, compared with 11.89% at December 31, 2012, and 10.20% at June 30, 2012.

Regulatory Matters

Since June 2011, the Bank has operated under the terms of a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In September 2012, the Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. As of June 30, 2013, the Bank had not met the capital ratios required by the Consent Order. Our current Consent Order was included in our Current Reports on 8-K filed on September 25, 2012.

The Board of Directors and management continue to evaluate and implement strategies to meet the obligations of the Consent Order. These include:

•

Engaging a financial advisor to assist our Board in evaluating options to increase capital through the sale of common stock and to redeem the preferred stock we issued to the US Treasury in 2008 under its Capital Purchase Program.

•

Continuing with succession planning and adding resources to the management team. In 2012, John T. Taylor was named President and CEO of PBI Bank, and John R. Davis was appointed the Bank’s Chief Credit Officer of PBI Bank, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the entire organization. Mr. Taylor was also recently named to succeed as Maria L. Bouvette as CEO of Porter Bancorp, pending regulatory approval, following Ms. Bouvette’s retirement effective July 31, 2013.

•

Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment. To this end, we believe the opportunity exists to centralize key processes which will lead to improved execution and cost savings.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010, to $774.8 million at June 30, 2013.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at June 30, 2013, and are now in compliance with the Consent Order.

•

We continue to make progress in reducing our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group. These loans represented 325% of total risk-based capital at June 30, 2013, down from 362% at December 31, 2012. Our Consent Order calls for us to reduce this concentration to not more than 250% of total risk-based capital.

•

We have curtailed new construction and development lending and new non-owner occupied commercial real estate lending. Outstanding principal balances have also declined due to amortizing credits and pay-downs from borrowers who sell properties built for resale.

•	Executing on our commitment to sell OREO in order to reinvest in quality, income-producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during the first six months of 2013, when we acquired $15.6 million of OREO. However, nonaccrual loans totaled $112.2 million at June 30, 2013, and we expect to resolve many of these loans by foreclosure, which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $1.6 million during the first six months of 2013, comprised of $359,000 in loss on sale and $1.3 million in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies.

•

We continually evaluate opportunities to maximize the value we receive from the sale of OREO. We pursue multiple sales channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.

•

As we reduced our construction, development and other land loans during the past six months, the composition of our OREO portfolio shifted toward commercial real estate and 1-4 family residential properties, which we have found to be more liquid than construction, development, and land assets. Commercial real estate represents 39% of the portfolio at June 30, 2013 compared with 35% at December 31, 2012. 1-4 family residential properties represent 15% of the portfolio at June 30, 2013 compared with 12% at December 31, 2012.

•	Evaluating other strategic alternatives, such as the sale of assets or branches.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2012. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2013, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2013, compared with the same period of 2012:

	For the Three Months Ended June 30,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$11,168	$14,812	$(3,644)	(24.6)%
Gross interest expense	2,816	4,017	(1,201)	(29.9)
Net interest income	8,352	10,795	(2,443)	(22.6)
Provision for loan losses	—	4,000	(4,000)	(100.0)
Non-interest income	2,148	3,018	(870)	(28.8)
Non-interest expense	11,809	9,662	2,147	22.2
Net income (loss) before taxes	(1,309)	151	(1,460)	(966.9)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	(1,309)	151	(1,460)	(966.9)

Net income for the three months ended June 30, 2013 decreased $1.5 million to a net loss of $1.3 million, compared with net income of $151,000 for the comparable period of 2012. Provision for loan losses expense decreased $4.0 million in the second quarter of 2013 compared with the same period in 2012. This decrease in provision expense is primarily attributable to the reduction in the loan portfolio size, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs of $2.3 million were recognized for the second quarter. Those charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent in accordance with regulatory guidance. Net interest income decreased $2.4 million from the 2012 second quarter due to an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $1.5 million and $1.3 million of interest lost on nonaccrual loans in the second quarters of 2013 and 2012, respectively.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2013, compared with the same period of 2012:

	For the Six Months Ended June 30,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$22,426	$30,567	$(8,141)	(26.6)%
Gross interest expense	5,776	8,318	(2,542)	(30.6)
Net interest income	16,650	22,249	(5,599)	(25.2)
Provision for loan losses	450	7,750	(7,300)	(94.2)
Non-interest income	3,795	6,463	(2,668)	(41.3)
Non-interest expense	21,373	19,309	2,064	10.7
Net income (loss) before taxes	(1,378)	1,653	(3,031)	(183.4)
Income tax expense (benefit)	—	—	—	—
Net income (loss)	(1,378)	1,653	(3,031)	(183.4)

Net income for the six months ended June 30, 2013 decreased $3.0 million to a net loss of $1.4 million, compared with net income of $1.7 million for the comparable period of 2012. Provision for loan losses expense decreased $7.3 million in the first six months of 2013 compared with the same period in 2012. This decrease in provision expense is primarily attributable to the reduction in the loan portfolio size, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs of $19.6 million were recognized for the first six months of 2013. Those charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent in accordance with regulatory guidance. Net interest income decreased $5.6 million from the first six months of 2012 due to a 25 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $3.0 million and $2.1 million of interest lost on nonaccrual loans in the first six months of 2013 and 2012, respectively.

Net Interest Income – Our net interest income was $8.4 million for the three months ended June 30, 2013, a decrease of $2.4 million, or 22.6%, compared with $10.8 million for the same period in 2012. Net interest spread and margin were 3.11% and 3.24%, respectively, for the second quarter of 2013, compared with 3.20% and 3.35%, respectively, for the second quarter of 2012. Net average non-accrual loans were $115.4 million and $91.6 million for the second quarters of 2013 and 2012, respectively. Net interest income was $16.7 million for the six months ended June 30, 2013, a decrease of $5.6 million, or 25.2%, compared with $22.2 million for the same period of 2012. Net interest spread and margin were 3.02% and 3.15%, respectively, for the first six months of 2013, compared with 3.25% and 3.40%, respectively, for the first six months of 2012. Net average non-accrual loans were $112.3 million and $91.1 million in the first six months of 2013 and 2012, respectively.

Average loans receivable declined approximately $271.6 million for the quarter ended June 30, 2013 compared with the second quarter of 2012. This resulted in a decline in interest revenue of approximately $3.4 million for the quarter ended June 30, 2013 compared with the prior year period. Average loans receivable declined approximately $259.3 million for the six months ended June 30, 2013 compared with the first six months of 2012. This resulted in a decline in interest revenue of approximately $6.3 million for the six months ended June 30, 2013 compared with the prior year period. The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets.

Net interest margin decreased 11 basis points from our margin of 3.35% in the prior year second quarter. The yield on earning assets declined 28 basis points from the second quarter of 2012, compared with a 19 basis point decline in rates paid on interest-bearing liabilities. This resulted in a net $2.4 million reduction in net interest income. Net interest margin for the first six months of 2013 decreased 25 basis points from our margin of 3.40% in the first half of 2012 due primarily to lower average earning assets relative to average interest bearing liabilities. The yield on earning assets declined 43 basis points from the first six months of 2012, compared with a 20 basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the second quarter of 2013 increased 17 basis points from our margin of 3.07% in the first quarter of 2013, due primarily to higher yield on loans, countered by lower average loan receivables and lower yield on investment securities. Average loan receivables declined $65.6 million from the first quarter of 2013, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio, and increased charge-offs. Yield on loans was adversely affected by an increase in foregone interest on non-accrual loans. Interest foregone on non-accrual loans totaled $1.5 million in the second quarter of 2013, compared with $1.5 million in the first quarter of 2013, and $1.3 million in the second quarter of 2012. The decrease in yield on investment securities was the result of our reinvestment of scheduled principal and interest payment proceeds into lower-yielding securities. Yield on average earning assets for the second quarter of 2013 increased 16 basis points from 4.15% in the first quarter of 2013, compared with a 2 basis points decrease in rates paid on interest-bearing liabilities from 1.22% in the first quarter of 2013.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$806,941	$9,954	4.95%	$1,078,497	$13,689	5.10%
Securities
Taxable	145,909	833	2.29	149,482	783	2.11
Tax-exempt (3)	29,896	231	4.77	22,977	196	5.28
FHLB stock	10,072	105	4.18	10,072	107	4.27
Other equity securities	1,305	15	4.61	1,359	14	4.14
Federal funds sold and other	56,392	30	0.21	45,133	23	0.20

Total interest-earning assets	1,050,515	11,168	4.31%	1,307,520	14,812	4.59%

Less: Allowance for loan losses	(39,255)			(53,546)
Non-interest earning assets	93,547			109,366

Total assets	$1,104,807			$1,363,340

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$714,091	$2,400	1.35%	$930,012	$3,517	1.52%
NOW and money market deposits	146,477	129	0.35	149,174	169	0.46
Savings accounts	41,090	31	0.30	39,181	40	0.41
Repurchase agreements	2,749	2	0.29	2,121	2	0.38
FHLB advances	5,128	41	3.21	6,538	54	3.32
Junior subordinated debentures	31,524	213	2.71	32,421	235	2.92

Total interest-bearing liabilities	941,059	2,816	1.20%	1,159,447	4,017	1.39%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	106,444			112,914
Other liabilities	10,400			6,992

Total liabilities	1,057,903			1,279,353
Stockholders’ equity	46,904			83,987

Total liabilities and stockholders’ equity	$1,104,807			$1,363,340

Net interest income		$8,352			$10,795

Net interest spread			3.11%			3.20%

Net interest margin			3.24%			3.35%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $115.4 and $91.6 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$839,542	$19,987	4.80%	$1,098,839	$28,201	5.16%
Securities
Taxable	145,542	1,685	2.33	137,492	1,609	2.35
Tax-exempt (3)	29,187	452	4.80	25,040	446	5.51
FHLB stock	10,072	213	4.26	10,072	221	4.41
Other equity securities	1,332	30	4.54	1,359	29	4.29
Federal funds sold and other	55,149	59	0.22	56,397	61	0.22

Total interest-earning assets	1,080,824	22,426	4.23%	1,329,199	30,567	4.66%

Less: Allowance for loan losses	(47,253)			(53,220)
Non-interest earning assets	94,611			111,994

Total assets	$1,128,182			$1,387,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$731,863	$4,937	1.36%	$953,230	$7,289	1.54%
NOW and money market deposits	149,981	262	0.35	151,136	355	0.47
Savings accounts	40,742	65	0.32	38,133	82	0.43
Repurchase agreements	2,658	3	0.23	1,897	4	0.42
FHLB advances	5,275	84	3.21	6,722	111	3.32
Junior subordinated debentures	31,634	425	2.71	32,533	477	2.95

Total interest-bearing liabilities	962,153	5,776	1.21%	1,183,651	8,318	1.41%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	108,281			112,785
Other liabilities	10,424			7,214

Total liabilities	1,080,858			1,303,650
Stockholders’ equity	47,324			84,323

Total liabilities and stockholders’ equity	$1,128,182			$1,387,973

Net interest income		$16,650			$22,249

Net interest spread			3.02%			3.25%

Net interest margin			3.15%			3.40%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $112.3 and $91.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2013 vs. 2012			Six Months Ended June 30 2013 vs. 2012
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(375)	$(3,360)	$(3,735)	$(1,928)	$(6,286)	$(8,214)
Securities	66	19	85	(69)	151	82
FHLB stock	(2)	—	(2)	(8)	—	(8)
Other equity securities	2	(1)	1	2	(1)	1
Federal funds sold and other	1	6	7	(1)	(1)	(2)

Total increase (decrease) in interest income	(308)	(3,336)	(3,644)	(2,004)	(6,137)	(8,141)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(362)	(755)	(1,117)	(792)	(1,560)	(2,352)
NOW and money market accounts	(37)	(3)	(40)	(90)	(3)	(93)
Savings accounts	(11)	2	(9)	(23)	6	(17)
Federal funds purchased and repurchase agreements	—	—	—	(3)	2	(1)
FHLB advances	(2)	(11)	(13)	(4)	(23)	(27)
Junior subordinated debentures	(15)	(7)	(22)	(39)	(13)	(52)

Total increase (decrease) in interest expense	(427)	(774)	(1,201)	(951)	(1,591)	(2,542)

Increase (decrease) in net interest income	$119	$(2,562)	$(2,443)	$(1,053)	$(4,546)	$(5,599)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Service charges on deposit accounts	$506	$556	$999	$1,110
Income from fiduciary activities	—	291	517	542
Bank card interchange fees	196	199	368	376
Other real estate owned rental income	230	24	342	62
Gains on sales of investment securities, net	703	1,511	703	3,530
Income from bank owned life insurance	305	79	384	158
Other	208	358	482	685

Total non-interest income	$2,148	$3,018	$3,795	$6,463

Non-interest income for the second quarter ended June 30, 2013 decreased by $870,000, or 28.8%, compared with the second quarter of 2012. For the six months ended June 30, 2013, non-interest income decreased by $2.7 million, or 41.3% to $3.8 million compared with $6.5 million for the same period of 2012.

The decrease in non-interest income between the three month comparative periods was primarily due to a $808,000 reduction in gains on sales of investment securities, as well as lower income from fiduciary activities due to our efforts to transition away from non-traditional trust services, such as ESOP and employee benefit plan services, throughout our markets. These decreases were partially offset by increased other real estate owned rental income and income from bank owned life insurance. The decrease in non-interest income between the six month comparative periods was primarily due to a $2.8 million reduction in gains on sales of investment securities, partially offset by increased other real estate owned rental income and income from bank owned life insurance.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Salary and employee benefits	$3,999	$3,982	$8,138	$8,294
Occupancy and equipment	913	969	1,844	1,855
Other real estate owned expense	1,657	1,205	2,448	2,462
FDIC insurance	650	832	1,289	1,705
Loan collection expense	2,407	586	3,442	946
Professional fees	499	567	905	923
State franchise tax	537	592	1,074	1,184
Communications	179	168	354	348
Postage and delivery	102	109	215	231
Office supplies	73	68	146	178
Advertising	57	28	116	61
Insurance expense	160	104	311	200
Other	576	452	1,091	922

Total non-interest expense	$11,809	$9,662	$21,373	$19,309

Non-interest expense for the second quarter ended June 30, 2013 increased $2.1 million, or 22.2%, compared with the second quarter of 2012. For the six months ended June 30, 2013, non-interest expense increased $2.1 million, or 10.7% to $21.4 million compared with $19.3 million for the first six months of 2012. The increases in non-interest expense for the second quarter and six months ended June 30, 2013 were primarily attributable to higher loan collection and insurance expenses, as well as an increase in other real estate owned expense in the second quarter of 2013 due to increased valuation write-downs on OREO properties and property maintenance expense. These items were partially offset by reductions in FDIC insurance and state franchise tax.

Income Tax Expense – No income taxes were recorded for the first six months of 2013. The income tax effect on net loss before taxes for the six months ended June 30, 2013, increased our deferred tax assets and related valuation allowance by $3.5 million. See Footnote 9, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Federal statutory rate times financial statement income	$(458)	$53	$(482)	$579
Effect of:
Valuation allowance	554	35	677	(384)
Tax-exempt income	(79)	(70)	(158)	(159)
Non-taxable life insurance income	(26)	(26)	(52)	(52)
Other, net	9	8	15	16

Total	$—	$—	$—	$—

Analysis of Financial Condition

Total assets decreased $90.5 million, or 7.8%, to $1.1 billion at June 30, 2013, from $1.2 billion at December 31, 2012. This decrease was primarily attributable to a decrease of $105.2 million in net loans, and was partially offset by increases of $14.7 million cash and cash equivalents. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in cash and cash equivalents was due to cash inflows related to loan payments and maturities of securities.

Loans Receivable – Loans receivable decreased $124.3 million, or 13.8%, during the six months ended June 30, 2013 to $774.8 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $88.2 million, or 16.7%, during the six months and comprised 56.6% of the total loan portfolio at June 30, 2013. The decline in loans receivable was attributable to net charge-offs of $19.6 million, transfers to OREO of $15.6 million, and loan payoffs outpacing loan funding by approximately $89.1 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$51,079	6.60%	$52,567	5.85%
Commercial Real Estate
Construction	57,951	7.48	70,284	7.82
Farmland	72,312	9.33	80,825	8.99
Other	256,859	33.15	322,687	35.89
Residential Real Estate
Multi-family	47,253	6.10	50,986	5.67
1-4 Family	247,248	31.91	278,273	30.95
Consumer	16,746	2.16	20,383	2.27
Agriculture	24,613	3.18	22,317	2.48
Other	724	0.09	770	0.08

Total loans	$774,785	100.00%	$899,092	100.00%

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets.

The following table sets forth information with respect to non-performing assets as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$71	$86
Non-accrual loans	112,185	94,517

Total non-performing loans	112,256	94,603
Real estate acquired through foreclosure	47,030	43,671
Other repossessed assets	—	—

Total non-performing assets	$159,286	$138,274

Non-performing loans to total loans	14.49%	10.52%

Non-performing assets to total assets	14.86%	11.89%

Allowance for non-performing loans	$7,368	$13,250

Allowance for non-performing loans to non-performing loans	6.56%	14.01%

Nonperforming loans at June 30, 2013, were $112.3 million, or 14.49% of total loans, compared with $81.7 million, or 7.85% of total loans, at June 30, 2012, and $94.6 million, or 10.52% of total loans at December 31, 2012. The increase from December 31, 2012 to June 30, 2013 was primarily attributable to loans for two significant borrowing relationships, which together totaled $36.2 million, being placed on non-accrual in the first quarter. At December 31, 2012, these relationships were past due 30-59 days and 60-89 days, respectively. The increase in non-accrual loans was partially offset by net loan charge-offs in the first six months of 2013 which totaled $19.6 million. These elevated charge-offs were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent, in accordance with regulatory guidance.

Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $8.6 million at June 30, 2013. Loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $3.0 million at June 30, 2013. This represents a $46.9 million decrease from December 31, 2012 to June 30, 2013, in loans past due 30-89 days. These decreases were primarily in the 1-4 family residential real estate, and construction segments of the portfolio. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

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

At June 30, 2013, we had 119 restructured loans totaling $101.4 million with borrowers who experienced deterioration in financial condition compared with 123 loans totaling $117.8 million at December 31, 2012. In general, these loans were granted interest rate reductions to provide cash flow relief to customers experiencing cash flow difficulties. Of these loans, 7 loans totaling approximately $5.7 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $3.1 million of commercial loans. At June 30, 2013, $54.9 million of our restructured loans were accruing and $46.5 million were on nonaccrual.

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

Foreclosed Properties – Foreclosed properties at June 30, 2013 were $47.0 million compared with $54.4 million at June 30, 2012 and $43.7 million at December 31, 2012. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first six months of 2013, we acquired $15.6 million of OREO properties, and sold properties totaling approximately $10.9 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to OREO. In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser. We typically obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

Net loss on sales, write-downs, and operating expenses for OREO totaled $2.4 million for the six months ended June 30, 2013, compared with $2.5 million for the same period of 2012. During the six months ended June 30, 2013, fair value write-downs of $1.3 million were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies.

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

Our loan loss reserve, as a percentage of total loans at June 30, 2013, decreased to 4.85% from 4.96% at June 30, 2012, and from 6.30% at December 31, 2012. No provision for loan losses was recorded for the second quarter of 2013 compared with $4.0 million for the second quarter of 2012. Provision for loan losses decreased $7.3 million to $450,000 for the first six months of 2013 compared with $7.8 million for the first six months of 2012. The decrease in the second quarter was primarily attributable to the $124.3 million reduction in the loan portfolio size, net loan charge-offs of $2.3 million, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans.

Net loan charge-offs for the second quarter of 2013 were $2.3 million, or 0.28% of average loans, compared with $6.4 million, or 0.59% of average loans, for the second quarter of 2012, and $4.3 million, or 0.47% of average loans, for the fourth quarter of 2012. Net loan charge-offs for the first six months of 2013 were $19.6 million, or 2.33% of average loans, compared with $8.7 million, or 0.79% of average loans, for the first six months of 2013. Our allowance for loan losses to non-performing loans was 33.46% at June 30, 2013, compared with 59.91% at December 31, 2012, and 63.12% at June 30, 2012. Additionally, the elevated charge-offs in the first quarter of 2013 were primarily the result of charging off specific reserves for loans that were deemed to be collateral dependent during the quarter in accordance with regulatory guidance. The change in this metric between periods is attributable to the fluctuation in historical loss experience, qualitative factors, non-accrual loans, and provision expense.

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 6.65% at June 30, 2013 compared with 14.42% at June 30, 2012, and 14.01% at December 31, 2012. The decline in this metric from December 31, 2012 to June 30, 2013 was primarily attributable to charging off specific reserves for loans that were deemed to be collateral dependent during the quarter in accordance with regulatory guidance.

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2013 and 2012, and for the year ended December 31, 2012 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$39,839	53,953	$56,680	$52,579	$52,579
Provision for loan losses	—	4,000	450	7,750	40,250
Recoveries	1,124	79	1,795	285	1,366
Charge-offs	(3,404)	(6,438)	(21,366)	(9,020)	(37,515)

Balance at end of period	37,559	51,594	37,559	51,594	56,680

Allowance for loan losses to period-end loans	4.85%	4.96%	4.85%	4.96%	6.30%

Net charge-offs to average loans	0.28%	0.59%	2.33%	0.79%	3.50%

Allowance for loan losses to non-performing loans	33.46%	63.12%	33.46%	63.12%	59.91%

Allowance for loan losses for loans individually evaluated for impairment	$10,190	$5,620	$10,190	$5,620	$21,034
Loans individually evaluated for impairment	175,038	175,650	175,038	175,650	188,808
Allowance for loan losses to loans individually evaluated for impairment	5.82%	3.20%	5.82%	3.20%	11.14%
Allowance for loan losses for loans collectively evaluated for impairment	$27,369	$45,974	$27,369	$45,974	$35,646
Loans collectively evaluated for impairment	599,747	865,259	599,747	865,259	710,284
Allowance for loan losses to loans collectively evaluated for impairment	4.56%	5.31%	4.56%	5.31%	5.02%

Liabilities – Total liabilities at June 30, 2013 were $1.0 billion compared with $1.1 billion at December 31, 2012, a decrease of $82.1 million, or 7.4%. This decrease was primarily attributable to a decrease in deposits of $84.2 million, or 7.9%, to $980.8 million at June 30, 2013 from $1.1 billion at December 31, 2012. Certificate of deposit balances declined $70.0 million during the first six months of 2013 to $690.6 million at June 30, 2013 from $760.6 million at December 31, 2012. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $588,000, or 10.5%, to $5.0 million at June 30, 2013, from $5.6 million at December 31, 2012. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2013		For the Year Ended December 31, 2012
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$108,281		$113,325
Interest checking	85,142	0.27%	89,820	0.37%
Money market	64,839	0.46	63,212	0.49
Savings	40,742	0.32	38,665	0.40
Certificates of deposit	731,863	1.36	912,061	1.52

Total deposits	$1,030,867	1.03%	$1,217,083	1.20%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2013		For the Year Ended December 31, 2012
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$422,815	1.30%	$478,502	1.40%
$100,000 or more	309,048	1.45%	433,559	1.64%

Total	$731,863	1.36%	$912,601	1.52%

The following table shows at June 30, 2013 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period	Retail	Brokered	Total
	(in thousands)
Three months or less	$45,265	$—	$45,265
Three months through six months	39,963	—	39,963
Six months through twelve months	54,614	—	54,614
Over twelve months	148,406	—	148,406

Total	$288,248	$—	$288,248

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

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Our investment portfolio totaled $176.9 million at June 30, 2013. $116.1 million of our securities currently have an unrealized loss of $4.0 million. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. The Bank previously held $15.0 million in brokered deposits, which matured in the second quarter of 2013. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. We intend to redeem the brokered deposits at maturity in the normal course of business.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2013, our additional borrowing capacity with the FHLB was $15.5 million. Any new advances are limited to a one year maturity or less.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $3.0 million at June 30, 2013. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at June 30, 2013, totaling $3.0 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be approximately $1.1 million for 2013. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was completed.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At June 30, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.3 million. We have deferred dividend payments for six quarters and the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We continue to accrue deferred dividends, which are deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At June 30, 2013, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.2 million.

Stockholders’ equity decreased $8.4 million to $38.7 million at June 30, 2013, compared with $47.2 million at December 31, 2012. The decrease was due to the current year net loss, further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock and an increase in unrealized loss on available for sale securities.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			Minimum Capital Ratios Under Consent Order	June 30, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums		Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	6.88%	8.47%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.46	10.60	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	4.91	6.08	4.50	5.37

At June 30, 2013, PBI Bank’s Tier 1 leverage ratio was 6.08%, which is below the 9% minimum capital ratio required by the Consent Order, and its total risk-based capital ratio was 10.60%, which is below the 12% minimum capital ratio required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2013, and December 31, 2012. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 1.1% at June 30, 2013, compared with an increase of 4.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 2.3% at June 30, 2013, compared with an increase of 8.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2013, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$649	2.31%
+ 100 basis points	311	1.10

We did not run a model simulation for declining interest rates as of June 30, 2013, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our president and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

PBI Bank provides trust services to our customers. From time to time, PBI Bank has served as trustee for Employee Stock Ownership Plans (ESOPs) including service as transaction trustee in ESOP purchase transactions. In this capacity, we are charged with acting as a fiduciary with respect to the ESOP. ESOP transactions are subject to review by the United States Department of Labor (DOL). At any given time, we may serve as trustee for ESOPs under review by the DOL, and failure to fulfill our fiduciary duties under ERISA with respect to any such plan could subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA.

In addition to the foregoing, we also refer you the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The appointment of Joseph C. (Joe) Seiler as Executive Vice President of PBI Bank and head of the Bank’s commercial banking business became effective on August 7, 2013, following regulatory approval.

Mr. Seiler, age 47, most recently served as Executive Vice President, Asset Resolution Team, of PNC Bank, Inc. in Louisville, Kentucky. Prior to joining PNC Bank in 2009, he served as Executive Vice President & Managing Director, Investment Real Estate Group for National City Bank of Louisville, Kentucky. He is also actively involved in professional and civic organizations in Louisville and most recently served as the treasurer for a non-profit organization with $3 million in annual revenue and $2 million in assets.

He holds a Master’s Degree in Business Administration from the University of Louisville and a Bachelor of Arts Degree in Economics from Centre College in Danville, Kentucky.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Employment Agreement of Joseph C. Seiler, Executive Vice President.

10.2	Employment Agreement of Phillip W. Barnhouse, Chief Financial Officer and Chief Operating Officer.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC. (Registrant)

August 8, 2013	By:	/s/ John T. Taylor
John T. Taylor President

August 8, 2013	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse Chief Financial Officer and Chief Accounting Officer