Form 10-Q
period 2013-09-30
Porter Bancorp, Inc.
filed 2013-11-13
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

12,846,668 shares of Common Stock, no par value, were outstanding at October 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2013 and December 31, 2012
Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012
Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2013
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$51,444	$46,512
Federal funds sold	1,989	3,060

Cash and cash equivalents	53,433	49,572
Securities available for sale	193,981	178,476
Mortgage loans held for sale	123	507
Loans, net of allowance of $31,754 and $56,680, respectively	702,486	842,412
Premises and equipment	20,167	20,805
Other real estate owned	41,857	43,671
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,841	8,398
Accrued interest receivable and other assets	7,167	8,718

Total assets	$1,038,127	$1,162,631

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$101,191	$114,310
Interest bearing	845,705	950,749

Total deposits	946,896	1,065,059
Repurchase agreements	3,722	2,634
Federal Home Loan Bank advances	4,741	5,604
Accrued interest payable and other liabilities	14,578	10,169
Subordinated capital note	6,075	6,975
Junior subordinated debentures	25,000	25,000

Total liabilities	1,001,012	1,115,441
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35.0 million at September 30, 2013	34,975	34,840
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at September 30, 2013	3,283	3,283
Common stock, no par, 86,000,000 shares authorized, 12,846,668 and 12,002,421 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,673	20,283
Retained deficit	(129,043)	(126,517)
Accumulated other comprehensive income	(5,009)	3,065

Total stockholders’ equity	37,115	47,190

Total liabilities and stockholders’ equity	$1,038,127	$1,162,631

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$9,265	$12,797	$29,252	$40,998
Taxable securities	900	837	2,615	2,475
Tax exempt securities	239	220	691	666
Fed funds sold and other	139	133	411	415

	10,543	13,987	32,969	44,554

Interest expense
Deposits	2,443	3,568	7,707	11,294
Federal Home Loan Bank advances	38	50	122	161
Subordinated capital note	55	66	169	204
Junior subordinated debentures	157	169	468	508
Federal funds purchased and other	1	2	4	6

	2,694	3,855	8,470	12,173

Net interest income	7,849	10,132	24,499	32,381
Provision for loan losses	250	25,500	700	33,250

Net interest income (loss) after provision for loan losses	7,599	(15,368)	23,799	(869)
Non-interest income
Service charges on deposit accounts	536	563	1,535	1,673
Income from fiduciary activities	—	261	517	803
Bank card interchange fees	174	180	542	553
Other real estate owned rental income	54	180	396	242
Net gain on sales of securities	24	—	727	3,530
Income from bank owned life insurance	75	79	459	238
Other	304	458	786	1,145

	1,167	1,721	4,962	8,184

Non-interest expense
Salaries and employee benefits	3,837	4,264	11,975	12,558
Occupancy and equipment	884	971	2,728	2,826
Loan collection expense	531	792	3,973	1,738
Other real estate owned expense	669	5,204	3,117	7,666
FDIC Insurance	578	559	1,867	2,264
State franchise tax	537	496	1,611	1,680
Professional fees	503	776	1,408	1,699
Communications	177	175	531	523
Insurance expense	171	98	482	296
Postage and delivery	99	108	314	339
Other	482	707	1,835	1,870

	8,468	14,150	29,841	33,459

Income (loss) before income taxes	298	(27,797)	(1,080)	(26,144)
Income tax benefit	—	(65)	—	(65)

Net income (loss)	298	(27,732)	(1,080)	(26,079)
Less:
Dividends on preferred stock	437	437	1,311	1,312
Accretion on Series A preferred stock	45	44	135	134
Earnings (losses) allocated to participating securities	(16)	(1,264)	(174)	(1,095)

Net income (loss) attributable to common shareholders	$(168)	$(26,949)	$(2,352)	$(26,430)

Basic earnings (loss) per common share	$(0.01)	$(2.29)	$(0.20)	$(2.25)

Diluted earnings (loss) per common share	$(0.01)	$(2.29)	$(0.20)	$(2.25)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$298	$(27,732)	$(1,080)	$(26,079)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period (net of tax of $887, $821, $4,093 and $970, respectively)	(1,647)	1,525	(7,601)	1,803
Reclassification of amount realized through sales (net of tax of $8, $0, $254, and $1,235, respectively)	(16)	—	(473)	(2,295)

Other comprehensive income (loss)	(1,663)	1,525	(8,074)	(492)

Comprehensive loss	$(1,365)	$(26,207)	$(9,154)	$(26,571)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2013

(dollars in thousands, except share and per share data)

									Accumulated
	Shares			Amount			Additional		Other
		Series A	Series C		Series A	Series C	Paid-In	Retained	Comprehensive
	Common	Preferred	Preferred	Common	Preferred	Preferred	Capital	Deficit	Income	Total
Balances, January 1, 2013	12,002,421	35,000	317,042	$112,236	$34,840	$3,283	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	875,569	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(31,322)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	390	—	—	390
Net loss	—	—	—	—	—	—	—	(1,080)	—	(1,080)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	(8,074)	(8,074)
Dividends 5% on Series A preferred stock	—	—	—	—	—	—	—	(1,311)	—	(1,311)
Accretion of Series A preferred stock discount	—	—	—	—	135	—	—	(135)	—	—

Balances, September 30, 2013	12,846,668	35,000	317,042	$112,236	$34,975	$3,283	$20,673	$(129,043)	$(5,009)	$37,115

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2013 and 2012

(dollars in thousands)

	2013	2012
Cash flows from operating activities
Net loss	$(1,080)	$(26,079)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,506	1,819
Provision for loan losses	700	33,250
Net amortization on securities	1,709	2,610
Stock-based compensation expense	390	338
Net gain on loans originated for sale	(76)	(260)
Loans originated for sale	(3,160)	(12,214)
Proceeds from sales of loans originated for sale	3,609	12,910
Net gain on sales of investment securities	(727)	(3,530)
Net loss on sales of other real estate owned	190	1,481
Net write-down of other real estate owned	1,584	5,090
Earnings on bank owned life insurance	(443)	(222)
Net change in accrued interest receivable and other assets	1,144	5,075
Net change in accrued interest payable and other liabilities	3,098	4,027

Net cash from operating activities	8,444	24,295

Cash flows from investing activities
Purchases of available-for-sale securities	(50,266)	(141,232)
Sales and calls of available-for-sale securities	2,712	65,695
Maturities and prepayments of available-for-sale securities	22,993	36,649
Proceeds from sale of other real estate owned	18,567	17,032
Improvements to other real estate owned	—	(1)
Loan originations and payments, net	120,453	120,958
Purchases of premises and equipment, net	(204)	(399)

Net cash from investing activities	114,255	98,702

Cash flows from financing activities
Net change in deposits	(118,163)	(146,236)
Net change in repurchase agreements	1,088	665
Repayment of Federal Home Loan Bank advances	(863)	(1,156)
Repayment of subordinated capital note	(900)	(450)

Net cash from financing activities	(118,838)	(147,177)

Net change in cash and cash equivalents	3,861	(24,180)
Beginning cash and cash equivalents	49,572	105,962

Ending cash and cash equivalents	$53,433	$81,782

Supplemental cash flow information:
Interest paid	$8,156	$11,808
Income taxes paid (refunded)	—	(2,000)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$18,542	$31,531
Financed sales of other real estate owned	15	541

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

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

During the first nine months of 2013, we reported net loss to common shareholders of $2.4 million, compared with net loss to common shareholders of $26.4 million for the first nine months of 2012. This was primarily due to a reduction in provision for loan loss expense of $32.6 million, and a $3.6 million decrease in non-interest expense, countered by a $7.9 million reduction in net interest income, driven by the reduction of the size of our loan portfolio.

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

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At September 30, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.7 million. We have deferred dividend payments for more than six quarters and the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We continue to accrue deferred dividends, which are deducted from income to common shareholders for financial statement purposes.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of September 30, 2013, the capital ratios required by the Consent Order were not met.

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

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy may require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

•

Continuing with succession planning and adding resources to the management team. John T. Taylor was named President and CEO for PBI Bank and appointed to the Board of Directors in July 2012. Mr. Taylor has been named to succeed Maria Bouvette as CEO of the Company pending regulatory approval following Ms. Bouvette’s retirement effective July 31, 2013. John R. Davis was appointed Chief Credit Officer of PBI Bank in August 2012, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization. We have augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

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

•

We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011, to $899.1 million at December 31, 2012, and $734.2 million at September 30, 2013.

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We are now in compliance as construction and development loans totaled $52.0 million, or 62% of total risk-based capital, at September 30, 2013, down from $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. While we have made significant progress over the last year, we were not in compliance with this concentration limit at September 30, 2013. These loans totaled $250.1 million, or 300% of total risk-based capital, at September 30, 2013 and $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

We are working to reduce our loan concentrations by curtailing new construction and development lending and new non-owner occupied commercial real estate lending. We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale. We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $52.0 million at September 30, 2013. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $152.0 million at September 30, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010. This trend has continued at a slower pace in 2013. The Bank acquired $33.5 million, $41.9 million, and $90.8 million during 2012, 2011, and 2010, respectively. For the first nine months of 2013, we acquired $18.5 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the nine month period ended September 30, 2013, we incurred OREO losses totaling $1.8 million, which consisted of $190,000 in loss on sale and $1.6 million from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. We are targeting multiple sales opportunities through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies. Proceeds from the sale of OREO totaled $18.6 million during the nine months ended September 30, 2013 and $22.5 million, $26.0 million and $25.0 million during 2012, 2011, and 2010, respectively.

•

At December 31, 2012, the OREO portfolio consisted of 51% construction, development, and land assets. At September 30, 2013 this concentration had declined to 48%. This is consistent with our reduction of construction, development and other land loans, which have declined to $52.0 million at September 30, 2013 compared to $70.3 million at December 31, 2012. Commercial real estate represents 34% of the portfolio at September 30, 2013 compared with 35% at December 31, 2012. 1-4 family residential properties represent 15% of the portfolio at September 30, 2013 compared with 12% at December 31, 2012.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2013:
U.S. Government and federal agency	$29,184	$328	$(1,599)	$27,913
Agency mortgage-backed: residential	85,583	519	(1,529)	84,573
State and municipal	58,150	962	(1,965)	57,147
Corporate bonds	23,123	915	(473)	23,565
Other	572	34	—	606

Total debt securities	196,612	2,758	(5,566)	193,804
Equity	135	42	—	177

Total	$196,747	$2,800	$(5,566)	$193,981

December 31, 2012:
U.S. Government and federal agency	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182
State and municipal	52,485	2,335	(87)	54,733
Corporate bonds	18,851	1,150	(37)	19,964
Other	572	46	—	618

Total debt securities	171,809	5,202	(381)	176,630
Equity	1,359	487	—	1,846

Total	$173,168	$5,689	$(381)	$178,476

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Proceeds	$804	$—	$2,712	$65,695
Gross gains	24	—	728	3,530
Gross losses	—	—	1	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2013
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available-for-sale
Within one year	$17,229	$16,810
One to five years	15,513	16,690
Five to ten years	69,908	67,557
Beyond ten years	8,379	8,174
Agency mortgage-backed: residential	85,583	84,573

Total	$196,612	$193,804

Securities pledged at September 30, 2013 and December 31, 2012 had carrying values of approximately $59.3 million and $76.4 million, respectively, and were pledged to secure public deposits and repurchase agreements.

The Company evaluates securities for other than temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2013, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

At September 30, 2013, the Company held one equity security. This security was in an unrealized gain position as of September 30, 2013. Management monitors the underlying financial condition of the issuers and current market pricing for this equity security monthly.

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2013:
U.S Government & federal agency	$22,104	$(1,599)	$—	$—	$22,104	$(1,599)
Agency mortgage-backed: residential	43,799	(1,195)	7,864	(334)	51,663	(1,529)
State and municipal	34,048	(1,897)	1,068	(68)	35,116	(1,965)
Corporate bonds	12,822	(473)	—	—	12,822	(473)

Total temporarily impaired	$112,773	$(5,164)	$8,932	$(402)	$121,705	$(5,566)

December 31, 2012:
Agency mortgage-backed: residential	$23,375	$(257)	$—	$—	$23,375	$(257)
State and municipal	7,961	(87)	—	—	7,961	(87)
Corporate bonds	3,777	(37)	—	—	3,777	(37)
Equity	2	—	—	—	2	—

Total temporarily impaired	$35,115	$(381)	$—	$—	$35,115	$(381)

Note 4 – Loans

	September 30,	December 31,
	2013	2012
	(in thousands)
Loans were as follows:
Commercial	$51,572	$52,567
Commercial Real Estate:
Construction	51,994	70,284
Farmland	73,159	80,825
Nonfarm nonresidential	236,579	322,687
Residential Real Estate:
Multi-family	46,052	50,986
1-4 Family	234,759	278,273
Consumer	15,709	20,383
Agriculture	23,669	22,317
Other	747	770

Subtotal	734,240	899,092
Less: Allowance for loan losses	(31,754)	(56,680)

Loans, net	$702,486	$842,412

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2013:
Beginning balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559
Provision for loan losses	(539)	196	612	61	(67)	(13)	250
Loans charged off	(965)	(4,726)	(1,272)	(99)	(9)	—	(7,071)
Recoveries	443	456	63	44	10	—	1,016

Ending balance	$3,587	$16,948	$10,193	$600	$421	$5	$31,754

September 30, 2012:
Beginning balance	$3,811	$31,049	$15,587	$792	$343	$12	$51,594
Provision for loan losses	2,630	17,412	4,326	366	763	3	25,500
Loans charged off	(2,400)	(16,192)	(3,824)	(375)	(696)	—	(23,487)
Recoveries	27	324	16	24	21	—	412

Ending balance	$4,068	$32,593	$16,105	$807	$431	$15	$54,019

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	94	72	522	140	(118)	(10)	700
Loans charged off	(2,073)	(18,904)	(6,748)	(620)	(92)	—	(28,437)
Recoveries	1,164	1,012	184	223	228	—	2,811

Ending balance	$3,587	$16,948	$10,193	$600	$421	$5	$31,754

September 30, 2012:
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	2,641	19,187	9,528	687	1,206	1	33,250
Loans charged off	(2,866)	(20,055)	(7,715)	(747)	(1,124)	—	(32,507)
Recoveries	86	437	75	75	24	—	697

Ending balance	$4,068	$32,593	$16,105	$807	$431	$15	$54,019

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$381	$3,267	$1,046	$68	$—	$—	$4,762
Collectively evaluated for impairment	3,206	13,681	9,147	532	421	5	26,992

Total ending allowance balance	$3,587	$16,948	$10,193	$600	$421	$5	$31,754

Loans:
Loans individually evaluated for impairment	$5,226	$99,437	$49,741	$148	$332	$533	$155,417
Loans collectively evaluated for impairment	46,346	262,295	231,070	15,561	23,337	214	578,823

Total ending loans balance	$51,572	$361,732	$280,811	$15,709	$23,669	$747	$734,240

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

Impaired Loans

Impaired loans include restructured loans and commercial, construction, agriculture and commercial real estate loans on nonaccrual or classified as either doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss has been provided.

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and nine months ended September 30, 2013:

				Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,853	$1,556	$—	$1,727	$30	$1,644	$30	$30
Commercial real estate:
Construction	311	195	—	193	153	574	164	164
Farmland	4,641	4,575	—	4,439	5	4,349	177	177
Nonfarm nonresidential	2,209	1,980	—	1,753	109	1,803	366	366
Residential real estate:
Multi-family	447	395	—	516	—	579	—	—
1-4 Family	10,953	10,078	—	10,538	33	11,896	90	90
Consumer	14	14	—	8	—	25	—	—
Agriculture	410	332	—	266	—	186	—	—
Other	18	18	—	18	—	9	—	—
With An Allowance Recorded:
Commercial	3,776	3,670	381	4,110	19	4,016	80	—
Commercial real estate:
Construction	20,462	19,316	388	20,831	10	22,900	78	—
Farmland	8,000	5,606	194	5,575	11	5,914	33	—
Nonfarm nonresidential	83,138	67,765	2,685	74,620	327	78,285	1,009	—
Residential real estate:
Multi-family	14,199	12,490	395	12,713	51	13,372	158	—
1-4 Family	28,795	26,778	651	27,283	140	27,963	358	—
Consumer	202	134	68	122	1	146	2	—
Agriculture	—	—	—	—	—	3	—	—
Other	514	515	—	516	5	520	13	—

Total	$179,942	$155,417	$4,762	$165,228	$894	$174,184	$2,558	$827

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Nonfarm nonresidential	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Nonfarm nonresidential	97,699	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	31,021	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—

Total	$207,106	$188,808	$21,034	$175,828	$3,976	$355

Troubled Debt Restructuring

A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2013 and December 31, 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2013
Commercial
Rate reduction	$1,957	$—	$1,957
Principal deferral	—	875	875
Commercial Real Estate:
Construction
Rate reduction	277	6,362	6,639
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	701	2,438	3,139
Nonfarm nonresidential
Rate reduction	23,511	21,678	45,189
Interest only payments	2,448	1,489	3,937
Residential Real Estate:
Multi-family
Rate reduction	4,385	6,728	11,113
Interest only payments	644	—	644
1-4 Family
Rate reduction	8,805	9,685	18,490
Consumer
Rate reduction	77	—	77
Other
Rate reduction	514	—	514

Total TDRs	$43,968	$49,255	$93,223

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Principal deferral	887	—	887
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	4,834	4,459	9,293
Farmland
Rate reduction	150	—	150
Principal deferral	725	2,438	3,163
Nonfarm nonresidential
Rate reduction	36,515	22,631	59,146
Principal deferral	1,195	—	1,195
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	13,087	—	13,087
Interest only payments	652	—	652
1-4 Family
Rate reduction	14,323	7,871	22,194
Consumer
Rate reduction	14	—	14
Other
Rate reduction	524	—	524

Total TDRs	$77,344	$40,464	$117,808

At September 30, 2013 and December 31, 2012, 47% and 66%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $3.5 million and $15.1 million in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2013, and December 31, 2012, respectively. The Company has committed to lend additional amounts totaling $262,000 and $259,000 as of September 30, 2013 and December 31, 2012, respectively, to borrowers with outstanding loans classified as TDRs.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended September 30, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2013
Residential Real Estate:
1-4 Family
Rate reduction	$363	$—	$363
Consumer
Rate reduction	26	—	26

Total TDRs	$389	$—	$389

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2012
Commercial Real Estate:
Farmland
Rate reduction	$150	$—	$150
Nonfarm nonresidential
Rate reduction	5,549	—	5,549

Total TDRs	$5,699	$—	$5,699

As of September 30, 2013 and 2012, 100% of the Company’s TDRs that occurred during the three months ended September 30, 2013 and 2012 were performing according to their modified terms. The Company allocated $36,000 and $489,000 in reserves to borrowers whose loan terms have been modified during the three months ended September 30, 2013 and 2012, respectively. For modifications occurring during the three month period ended September 30, 2013 and 2012, the post-modification balances approximate the pre-modification balances.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the nine months ended September 30, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2013
Commercial:
Rate reduction	$39	$—	$39
Commercial Real Estate:
Construction
Rate reduction	—	1,291	1,291
Principal deferral	499	—	499
Nonfarm nonresidential
Rate reduction	388	—	388
Residential Real Estate:
1-4 Family
Rate reduction	1,254	—	1,254
Consumer:
Rate reduction	64	—	64

Total TDRs	$2,244	$1,291	$3,535

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2012
Commercial:
Interest only payments	$—	$1,019	$1,019
Commercial Real Estate:
Construction
Rate reduction	—	849	849
Farmland
Rate reduction	150	—	150
Nonfarm nonresidential
Rate reduction	16,700	—	16,700
Principal deferral	1,196	—	1,196
Interest only payments	2,467	2,174	4,641
Residential Real Estate:
Multi-family
Rate reduction	12,848	31	12,879
1-4 Family
Rate reduction	7,440	—	7,440
Principal deferral	—	384	384

Total TDRs	$40,801	$4,457	$45,258

As of September 30, 2013 and 2012, 63% and 90%, respectively, of the Company’s TDRs that occurred during the nine months ended September 30, 2013 and 2012, were performing according to their modified terms. The Company allocated $336,000 and $3.9 million in reserves to borrowers whose loan terms have been modified during the nine months ended September 30, 2013 and 2012, respectively. For modifications occurring during the nine month period ended September 30, 2013 and 2012, the post-modification balances approximate the pre-modification balances.

During the first nine months of 2013, approximately $1.3 million TDRs defaulted on their restructured loan within the 12 month period following the loan modification. These defaults were construction and development loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. During the first nine months of 2012, approximately $9.9 million TDRs defaulted on their restructured loan within the 12 month period following the loan modification. These defaults consisted of $6.9 million in commercial real estate loans, $1.2 million in commercial loans, and $1.7 million in 1-4 family residential real estate loans.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2013, and December 31, 2012:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Commercial	$3,084	$2,437	$—	$36
Commercial Real Estate:
Construction	18,734	7,808	—	—
Farmland	9,187	10,030	—	—
Nonfarm nonresidential	40,394	46,036	—	—
Residential Real Estate:
Multi-family	7,647	1,516	—	—
1-4 Family	27,455	26,501	—	50
Consumer	71	135	—	—
Agriculture	332	54	—	—
Other	18	—	—	—

Total	$106,922	$94,517	$—	$86

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2013
Commercial	$4,290	$174	$—	$3,084	$7,548
Commercial Real Estate:
Construction	—	—	—	18,734	18,734
Farmland	289	97	—	9,187	9,573
Nonfarm nonresidential	771	5,968	—	40,394	47,133
Residential Real Estate:
Multi-family	1,185	—	—	7,647	8,832
1-4 Family	3,267	1,219	—	27,455	31,941
Consumer	198	35	—	71	304
Agriculture	18	89	—	332	439
Other	—	—	—	18	18

Total	$10,018	$7,582	$—	$106,922	$124,522

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2012
Commercial	$1,279	$90	$36	$2,437	$3,842
Commercial Real Estate:
Construction	10,510	5,815	—	7,808	24,133
Farmland	922	58	—	10,030	11,010
Nonfarm non residential	5,138	13,037	—	46,036	64,211
Residential Real Estate:
Multi-family	8,762	—	—	1,516	10,278
1-4 Family	11,145	1,221	50	26,501	38,917
Consumer	310	75	—	135	520
Agriculture	153	7	—	54	214
Other	—	—	—	—	—

Total	$38,219	$20,303	$86	$94,517	$153,125

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

Substandard – Loans classified as substandard are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility we will sustain some losses if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of September 30, 2013, and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2013
Commercial	$33,519	$8,203	$706	$9,100	$44	$51,572
Commercial Real Estate:
Construction	17,072	11,404	2,248	21,270	—	51,994
Farmland	45,172	11,568	879	15,540	—	73,159
Nonfarm nonresidential	87,574	62,363	2,982	83,414	246	236,579
Residential Real Estate:
Multi-family	15,230	15,397	—	15,425	—	46,052
1-4 Family	131,240	46,734	2,428	54,357	—	234,759
Consumer	13,845	1,079	6	779	—	15,709
Agriculture	20,853	2,125	—	691	—	23,669
Other	215	514	—	18	—	747

Total	$364,720	$159,387	$9,249	$200,594	$290	$734,240

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2012
Commercial	$27,085	$10,153	$6,495	$8,772	$62	$52,567
Commercial Real Estate:
Construction	26,085	21,713	3,647	18,839	—	70,284
Farmland	47,017	13,461	3,532	16,815	—	80,825
Nonfarm nonresidential	122,603	66,223	14,955	118,635	271	322,687
Residential Real Estate:
Multi-family	18,387	14,637	—	17,962	—	50,986
1-4 Family	159,975	47,030	5,167	66,101	—	278,273
Consumer	17,232	2,211	35	842	63	20,383
Agriculture	19,256	1,467	869	725	—	22,317
Other	246	524	—	—	—	770

Total	$437,886	$177,419	$34,700	$248,691	$396	$899,092

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Commercial Real Estate:
Construction	$20,546	$22,912
Farmland	545	618
Other	14,410	15,577
Residential Real Estate:
Multi-family	517	200
1-4 Family	6,436	5,518

	42,454	44,825
Valuation allowance	(597)	(1,154)

	$41,857	$43,671

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$747	$1,724	$1,154	$1,667
Provision to allowance	300	4,260	1,584	5,090
Write-downs	(450)	(4,189)	(2,141)	(4,962)

Ending balance	$597	$1,795	$597	$1,795

Net activity relating to other real estate owned during the nine months ended September 30, 2013 and 2012 is as follows:

	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$43,671	$41,449
Real estate acquired	18,542	31,531
Valuation adjustments for declining market values	(1,584)	(5,090)
Improvements	—	1
Loss on sale	(190)	(1,481)
Proceeds from sale of properties	(18,582)	(17,573)

OREO as of September 30	$41,857	$48,837

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net loss (gain) on sales	$(169)	$533	$190	$1,481
Provision to allowance	300	4,260	1,584	5,090
Operating expense	538	411	1,343	1,095

Total	$669	$5,204	$3,117	$7,666

Note 6 – Deposits

The following table shows deposits by category:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-interest bearing	$101,191	$114,310
Interest checking	71,851	87,234
Money market	77,292	63,715
Savings	37,622	39,227
Certificates of deposit	658,940	760,573

Total	$946,896	$1,065,059

Time deposits of $100,000 or more were $279.3 million and $319.5 million at September 30, 2013 and December 31, 2012, respectively.

Scheduled maturities of total time deposits at September 30, 2013 are as follows (in thousands):

Year 1	$378,763
Year 2	236,022
Year 3	25,836
Year 4	10,350
Year 5	7,930
Thereafter	39

$658,940

Historically, the Bank used brokered and wholesale deposits to supplement its funding strategy. At December 31, 2012, the Bank held $15.0 million in brokered deposits, which matured and were redeemed in the second quarter of 2013. As stipulated in the Consent Order, PBI Bank is currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2013 through 2033, averaging 3.13% for 2013	$4,741	$5,604

Each advance is payable per terms on agreement, with a prepayment penalty. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. At September 30, 2013, our additional borrowing capacity with the FHLB was $16.4 million. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets an entity has the ability to access as of the measurement date, or observable inputs.

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

Financial assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are summarized below:

		Fair Value Measurements at September 30, 2013 Using
		(in thousands)

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$27,913	$—	$27,913	$—
Agency mortgage-backed: residential	84,573	—	84,573	—
State and municipal	57,147	—	57,147	—
Corporate bonds	23,565	—	23,565	—
Other debt securities	606	—	—	606
Equity securities	177	177	—	—

Total	$193,981	$177	$193,198	$606

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities
U.S. Government and federal agency	$6,133	$—	$6,133	$—
Agency mortgage-backed: residential	95,182	—	95,182	—
State and municipal	54,733	—	54,733	—
Corporate bonds	19,964	—	19,964	—
Other debt securities	618	—	—	618
Equity securities	1,846	1,846	—	—

Total	$178,476	$1,846	$176,012	$618

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2013 and 2012:

	State and Municipal Securities		Other Debt Securities
	2013	2012	2013	2012
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$1,173	$618	$606
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	—	(12)	(11)
Sales	—	(1,173)	—	—

Balance of recurring Level 3 assets at September 30	$—	$—	$606	$595

Level 3 state and municipal securities valuations are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. As securities of this type are not rated by the rating agencies and trading volumes are thin, it was determined these were valued using Level 3 inputs. We sold our Level 3 municipal securities in the second quarter of 2012 and had no securities of this nature at September 30, 2013.

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 11.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,289	$—	$—	$3,289
Commercial real estate:
Construction	18,928	—	—	18,928
Farmland	5,412	—	—	5,412
Other	65,080	—	—	65,080
Residential real estate:
Multi-family	12,095	—	—	12,095
1-4 Family	26,127	—	—	26,127
Consumer	66	—	—	66
Other	515	—	—	515
Other real estate owned, net:
Commercial real estate:
Construction	20,257	—	—	20,257
Farmland	537	—	—	537
Other	14,208	—	—	14,208
Residential real estate:
Multi-family	509	—	—	509
1-4 Family	6,346	—	—	6,346

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,799	$—	$—	$3,799
Commercial real estate:
Construction	23,912	—	—	23,912
Farmland	5,722	—	—	5,722
Other	72,793	—	—	72,793
Residential real estate:
Multi-family	13,263	—	—	13,263
1-4 Family	25,094	—	—	25,094
Consumer	74	—	—	74
Agriculture	5	—	—	5
Other	513	—	—	513
Other real estate owned, net:
Commercial real estate:
Construction	22,323	—	—	22,323
Farmland	602	—	—	602
Other	15,175	—	—	15,175
Residential real estate:
Multi-family	195	—	—	195
1-4 Family	5,376	—	—	5,376

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $136.3 million at September 30, 2013 with a valuation allowance of $4.8 million. This resulted in no additional provision for loan losses for the nine months ended September 30, 2013. At December 31, 2012, impaired loans had a carrying amount of $166.2 million, with a valuation allowance of $21.0 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $41.9 million as of September 30, 2013, compared with $43.7 million at December 31, 2012. Fair value write-downs of $1.6 million were recorded on other real estate owned for the nine months ended September 30, 2013.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,289	Market value approach	Adjustment for receivables and inventory discounts	16% -32%(24%)
Impaired loans – Commercial real estate	$89,420	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69%(20%)
Impaired loans – Residential real estate	$38,222	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 50%(15%)
Other real estate owned – Commercial real estate	$35,002	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 51%(21%) 7% - 16%(11%)
Other real estate owned – Residential real estate	$6,855	Sales comparison approach	Adjustment for differences between the comparable sales	4% - 34%(12%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,799	Market value approach	Adjustment for receivables and inventory discounts	16% -32%(24%)
Impaired loans – Commercial real estate	$89,461	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69%(19%)
Impaired loans – Residential real estate	$38,357	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 38%(15%)
Other real estate owned – Commercial real estate	$38,100	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% - 50%(18%) 9% - 16%(12%)
Other real estate owned – Residential real estate	$5,571	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 30%(9%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$53,433	$44,674	$8,759	$—	$53,433
Securities available for sale	193,981	177	193,198	606	193,981
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	123	—	123	—	123
Loans, net	702,486	—	—	719,094	719,094
Accrued interest receivable	3,964	—	1,198	2,766	3,964
Financial liabilities
Deposits	$946,896	$98,885	$848,738	$—	$947,623
Securities sold under agreements to repurchase	3,722	—	3,722	—	3,722
Federal Home Loan Bank advances	4,741	—	4,743	—	4,743
Subordinated capital notes	6,075	—	—	5,789	5,789
Junior subordinated debentures	25,000	—	—	13,550	13,550
Accrued interest payable	2,375	—	1,037	1,338	2,375

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,572	$41,938	$7,634	$—	$49,572
Securities available for sale	178,476	1,846	176,012	618	178,476
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	507	—	507	—	507
Loans, net	842,412	—	—	853,996	853,996
Accrued interest receivable	5,138	—	1,150	3,988	5,138
Financial liabilities
Deposits	$1,065,059	$114,310	$955,216	$—	$1,069,526
Securities sold under agreements to repurchase	2,634	—	2,634	—	2,634
Federal Home Loan Bank advances	5,604	—	5,607	—	5,607
Subordinated capital notes	6,975	—	—	6,599	6,599
Junior subordinated debentures	25,000	—	—	13,821	13,821
Accrued interest payable	2,104	—	1,173	931	2,104

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Non-interest bearing deposits are Level 1 whereas interest bearing due from bank accounts and fed funds sold are Level 2.

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30, 2013	December 31, 2012
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$25,993	$15,051
Allowance for loan losses	11,114	19,838
Other real estate owned write-down	9,854	10,408
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	635	592
Other than temporary impairment on securities	374	374
Net unrealized loss on securities available for sale	968	—
New market tax credit carry-forward	208	208
Amortization of non-compete agreements	17	19
Other	981	936

	50,836	48,118

Deferred tax liabilities:
FHLB stock dividends	1,276	1,276
Fixed assets	322	409
Originated mortgage servicing rights	81	98
Net unrealized gain on securities available for sale	—	1,858
Other	498	549

	2,177	4,190

Net deferred tax assets before valuation allowance	48,659	43,928

Valuation allowance	(48,659)	(43,928)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of September 30, 2013. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the nine months ended September 30, 2013 or the year ended December 31, 2012 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2009.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, the Board approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. The 2006 Plan now permits the issuance of up to 1,263,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2013, the Company had granted 793,095 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 343,829 shares remaining available for issue under the plan.

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

To date, the Company has issued 245,909 unvested shares, net of forfeitures and vesting, to non-employee directors. At September 30, 2013, 113,357 shares remain available for issuance under this plan.

The fair value of the 2013 unvested shares issued to certain employees was $820,000, or $1.18 per weighted-average share. The fair value of the 2013 unvested shares issued to the directors was $155,000 or $0.85 per weighted average share. The Company recorded $391,000 and $338,000 of stock-based compensation during the first nine months of 2013 and 2012, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2013		December 31, 2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	153,316	$5.92	96,688	$13.40
Granted	693,214	1.18	97,197	1.74
Vested	(22,113)	12.19	(27,362)	13.04
Forfeited	(31,322)	6.84	(13,207)	15.22

Outstanding, ending	793,095	$1.57	153,316	$5.92

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Nine Months Ended September 30, 2013		Twelve Months Ended December 31, 2012
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	80,078	$1.77	3,538	$7.91
Granted	182,355	0.85	93,943	1.65
Vested	(16,524)	2.02	(17,403)	2.37
Forfeited	—	—	—	—

Outstanding, ending	245,909	$1.07	80,078	$1.77

As of September 30, 2013, all stock options issued to non-employee directors had expired and none were exercised during their grant term. The Company’s stock-based incentive awards have exclusively been restricted stock grants since 2008.

The following table summarizes stock option activity:

	Nine Months Ended September 30, 2013		Twelve Months Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	—	$—	29,530	$19.88
Forfeited	—	—	—	—
Expired	—	—	(29,530)	19.88

Outstanding, ending	—	$—	—	$—

No options were issued, outstanding, or exercised during the first nine months of 2013. The Company recorded no stock option compensation expense during the nine months ended September 30, 2013. No options were modified during the period. As of September 30, 2013, no stock options issued by the Company had been exercised, and all granted options had expired.

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2013 and beyond is estimated as follows (in thousands):

October 2013 – December 2013	$216
2014	522
2015	397
2016	240
2017 & thereafter	41

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share data)
Net income (loss)	$298	$(27,732)	$(1,080)	$(26,079)
Less:
Preferred stock dividends	437	437	1,311	1,312
Accretion of Series A preferred stock discount	45	44	135	134
Earnings (loss) allocated to unvested shares	(11)	(501)	(107)	(345)
Earnings (loss) allocated to Series C preferred	(5)	(763)	(67)	(750)

Net income (loss) allocated to common shareholders, basic and diluted	$(168)	$(26,949)	$(2,352)	$(26,430)

Basic
Weighted average common shares including unvested common shares outstanding	12,702,627	12,303,217	12,569,514	12,219,035
Less: Weighted average unvested common shares	776,774	218,505	535,224	153,306
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894

Weighted average common shares outstanding	11,592,959	11,751,818	11,701,396	11,732,835

Basic earnings (loss) per common share	$(0.01)	$(2.29)	$(0.20)	$(2.25)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	11,592,959	11,751,818	11,701,396	11,732,835

Diluted earnings (loss) per common share	$(0.01)	$(2.29)	$(0.20)	$(2.25)

The Company had no outstanding stock options at September 30, 2013. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2013 and 2012 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $11.50 per share were outstanding at September 30, 2013 and 2012, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. The consent order required the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard without specific advance board authorization, and to not declare or pay any dividend without the prior consent of our regulators. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

In October 2012, PBI Bank entered into a new consent order with the FDIC and KDFI. The new consent order requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new consent order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 consent order, and includes the substantive provisions of the June 2011 consent order.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				September 30, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	7.19%	8.94%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.78	11.04	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	5.15	6.40	4.50	5.37

At September 30, 2013, PBI Bank’s Tier 1 leverage ratio was 6.40%, and its total risk-based capital ratio was 11.04%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

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

Note 13 – Contingencies

In the normal course of operations, we are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $1.8 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements.

Signature Point Litigation. As disclosed previously, on June 18, 2010, three real estate development companies filed suit in Kentucky state court against PBI Bank and Managed Assets of Kentucky (“MAKY”). Signature Point Condominiums LLC, et al. v. PBI Bank, et al., Jefferson Circuit Court, Case No 10-CI-04295. On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against PBI Bank, awarding the plaintiffs compensatory damages of $1,515,000 and punitive damages of $5,500,000. The case arose from a settlement in which PBI Bank agreed to release the plaintiffs and guarantors from obligations of more than $26 million related to a real estate project in Louisville. The plaintiffs were granted a right of first refusal to repurchase a tract of land within the project. In exchange, the plaintiffs conveyed the real estate securing the loans to PBI Bank. After plaintiffs declined to exercise their right of first refusal, PBI Bank sold the tract to the third party. Plaintiffs alleged the Bank had knowledge of the third party offer before the conveyance of the land by the Plaintiffs to the Bank. Plaintiffs asserted claims of fraud, breach of fiduciary duty, breach of the duty of good faith and fair dealing, tortious interference with prospective business advantage and conspiracy to commit fraud, negligence, and conspiracy against PBI Bank.

After conferring with its legal advisors, PBI Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it is moving forward to appeal. We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

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

During the third quarter of 2011, the Company’s Risk Policy and Oversight Committee, comprised of independent directors, undertook an investigation of the allegations raised in the CGI 13D to evaluate their merit and to ascertain the reasonableness of the Bank’s allowance for loan losses and OREO valuations at the time of Clinton’s investment. The Oversight Committee reported its conclusions to the Company’s Board of Directors in October 2011. While recognizing that opportunities for procedural improvements existed in the Bank’s lending and non-performing asset administration, the Oversight Committee concluded that this did not rise to a level that would result in the financial statements, or representations and warranties with respect to the financial statements, being misleading to investors in the 2010 private placement offering of the Company’s stock. The Oversight Committee further concluded investors were afforded ample opportunity and access to information for their due diligence, including documentation involving asset valuation estimates, on-site management discussions and additional inquiries during visits to the Company headquarters, and access to loan files of their choosing and the appraisals contained therein, and the Company’s disclosures were adequate in all material respects.

On January 30, 2012, CGI delivered a demand to inspect the Company’s records pursuant to the Kentucky Business Corporation Act. The Company provided records to CGI in accordance with Kentucky law.

On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. SBAV LP v. Porter Bancorp, et. al., Civ. Action 1:13-CV-0372 (S.D.N.Y). The complaint alleges violation of the Kentucky Securities Act, negligent misrepresentation and, against defendants Porter Bancorp and Bouvette, breach of contract. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.Ky). We dispute the material factual allegations made in the complaint and intend to defend the plaintiff’s claims vigorously. We have not accrued liability related to this matter as we believe we have meritorious defenses.

Miller Health Systems Inc. Employee Stock Ownership Plan Regulatory Review. From 2007 until the first quarter of 2013, PBI Bank served as trustee for certain Employee Stock Ownership Plan (ESOP) purchase transactions. These transactions are subject to regular and routine reviews by the United States Department of Labor (DOL) for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA.

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

•

While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2012 Annual Report on Form 10-K.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and they are reasonable. We caution you however, assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

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

The Company reported net income of $298,000 and net loss of $1.1 million, respectively, for the three and nine months ended September 30, 2013, compared with net loss of $27.7 and 26.1 million, respectively, for the same periods of 2012. After deductions for dividends on preferred stock, accretion on preferred stock, and loss allocated to participating securities, net loss to common shareholders was $168,000 and $2.4 million, respectively, for the three and nine months ended September 30, 2013, compared with net loss to common shareholders of $26.9 million and $26.4 million for the three and nine months ended September 30, 2012.

Basic and diluted loss per common share were ($0.01) and ($0.20) for the three and nine months ended September 30, 2013 compared with basic and diluted loss per common share of ($2.29) and ($2.25) for the three and nine months ended September 30, 2012.

The following significant developments occurred during the three and nine months ended September 30, 2013:

•

We have successfully reduced the size of our balance sheet in accordance with our capital plan. Average assets were $1.056 billion in the third quarter of 2013 compared with $1.105 billion in the second quarter of 2013 and $1.326 billion in the third quarter of 2012. This reduction was accomplished primarily by reducing our commercial real estate and construction and development loans within our loan portfolio and through the redemption of higher cost certificates of deposit accounts.

•

Net interest margin decreased 20 basis points to 3.15% in the first nine months of 2013 compared with 3.35% in the first nine months of 2012. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets and elevated nonaccrual loan levels. Average loans decreased 24.0% to $811.4 million in the first nine months of 2013 compared with $1.1 billion in the first nine months of 2012. Net loans decreased 21.8% to $702.5 million at September 30, 2013, compared with $897.8 million at September 30, 2012.

•

Provision for loan losses expense declined to $250,000 for the third quarter of 2013, and to $700,000 for the nine months ended September 30, 2013, compared to $25.5 million and $33.3 million for the three and nine months ended September 30, 2012. The decrease was primarily attributable to the substantial reduction in the loan portfolio size, declining historical loss rates, a decline in loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs were $6.1 million for the third quarter of 2013, and total net charge-offs for the nine months ended September 30, 2013 were $25.6 million compared with $23.1 million and $31.8 million for the three and nine months ended September 30, 2012.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $52.0 million, or 62% of total risk-based capital, at September 30, 2013 compared with $70.3 million, or 82% of total risk-based capital, at December 31, 2012. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $250.1 million, or 300% of total risk-based capital, at September 30, 2013 compared with $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 11.1% to $946.9 million compared with $1.1 billion at December 31, 2012. Certificate of deposit balances declined $101.6 million during the first nine months of 2013 to $658.9 million at September 30, 2013, from $760.6 million at December 31, 2012. Demand deposits decreased 11.5% during the first nine months of 2013 compared with December 31, 2012.

•

Non-performing loans increased $12.3 million to $106.9 million at September 30, 2013, compared with $94.6 million at December 31, 2012 and decreased $5.3 million from $112.3 million at June 30, 2013. The increase from the prior year end was primarily attributable to the placement of two significant borrowing relationships on nonaccrual during the first quarter of 2013. At December 31, 2012, one of these relationships was past due 30-59 days and totaled $23.5 million; the other was past due 60-89 days and totaled $12.7 million. The increase in non-performing loans was partially offset by net loan charge-offs in the first nine months of 2013 which totaled $25.6 million. The charge-offs resulted primarily from charging off specific reserves for loans deemed to be collateral dependent.

•

Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $10.0 million at September 30, 2013 and loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $7.6 million at September 30, 2013. Total loans past due and nonaccrual loans decreased to $124.5 million at September 30, 2013 from $153.1 million at December 31, 2012 and increased from $123.8 million at June 30, 2013.

•

Foreclosed properties were $41.9 million at September 30, 2013, compared with $43.7 million at December 31, 2012, and $48.8 million at September 30, 2012. During the third quarter of 2013, the Company acquired $3.0 million and sold $7.9 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $300,000 during the third quarter reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets increased to 14.33% at September 30, 2013, compared with 11.89% at December 31, 2012, and 10.81% at September 30, 2012.

•

Our net loss available to common shareholders of $168,000 for the third quarter of 2013 was much improved compared to our net loss available to common shareholders of $1.7 million in the second quarter of 2013. In connection with the recent rise in long-term interest rates, our stockholders’ equity was negatively impacted from June 30, 2013 to September 30, 2013 by an increase in the net unrealized loss in our available for sale securities portfolio from $1.1 million at June 30, 2013 to $2.8 million at September 30, 2013.

Regulatory Matters

Since June 2011, the Bank has operated under the terms of a Consent Order with the Federal Deposit Insurance Company (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In September 2012, the Bank also agreed if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements.

As of September 30, 2013, the Bank had not met the capital ratios required by the Consent Order. Our current Consent Order was included in our Current Reports on 8-K filed on September 25, 2012.

The Board of Directors and management continue to evaluate and implement strategies to meet the obligations of the Consent Order. These include:

•

Engaging a financial advisor to assist our Board in evaluating options to increase capital through the sale of common stock and to redeem the preferred stock we issued to the US Treasury in 2008 under its Capital Purchase Program.

•

Continuing with succession planning and adding resources to the management team. In 2012, John T. Taylor was named President and CEO of PBI Bank. John R. Davis was appointed the Bank’s Chief Credit Officer, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the entire organization. Mr. Taylor was also named to succeed Maria L. Bouvette as CEO of Porter Bancorp, pending regulatory approval, following Ms. Bouvette’s retirement effective July 31, 2013. We have also augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

•

Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment. To this end, we believe the opportunity exists to centralize key processes which will lead to improved execution and cost savings.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $734.2 million at September 30, 2013.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at September 30, 2013, and are now in compliance with the Consent Order.

•

We continue to make progress in reducing our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group. These loans represented 300% of total risk-based capital at September 30, 2013, down from 362% at December 31, 2012. Our Consent Order calls for us to reduce this concentration to not more than 250% of total risk-based capital.

•

We have curtailed new construction and development lending and new non-owner occupied commercial real estate lending. Outstanding principal balances have also declined due to amortizing credits and pay-downs from borrowers who sell properties built for resale.

•	Executing on our commitment to sell OREO in order to reinvest in quality, income-producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during the first nine months of 2013, as we acquired $18.5 million of OREO compared to $31.5 million during the first nine months of 2012. However, nonaccrual loans totaled $106.9 million at September 30, 2013 and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $1.8 million during the first nine months of 2013, comprised of $190,000 in loss on sale and $1.6 million in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies.

•

We continually evaluate opportunities to maximize the value we receive from the sale of OREO. We pursue multiple sales channels through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies.

•

Commercial real estate represents 34% of the OREO portfolio at September 30, 2013 compared with 35% at December 31, 2012. 1-4 family residential properties represent 15% of the portfolio at September 30, 2013 compared with 12% at December 31, 2012.

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

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2012. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2013, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2013, compared with the same period of 2012:

	For the Three Months Ended September 30,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$10,543	$13,987	$(3,444)	(24.6)%
Gross interest expense	2,694	3,855	(1,161)	(30.1)
Net interest income	7,849	10,132	(2,283)	(22.5)
Provision for loan losses	250	25,500	(25,250)	(99.0)
Non-interest income	1,167	1,721	(554)	(32.2)
Non-interest expense	8,468	14,150	(5,682)	(40.2)
Net income (loss) before taxes	298	(27,797)	28,095	(101.1)
Income tax expense (benefit)	—	(65)	65	(100.0)
Net income (loss)	298	(27,732)	28,030	(101.1)

Net income for the three months ended September 30, 2013 totaled $298,000, compared with a net loss of $27.7 million for the comparable period of 2012. Provision for loan losses expense decreased $25.3 million in the third quarter of 2013 compared with the same period in 2012. This decrease in provision expense is primarily attributable to the substantial reduction in the loan portfolio size, declining historical loss rates, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. We had net charge-offs of $6.1 million in the third quarter of 2013. Those charge-offs were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent. Net interest income decreased $2.3 million from the 2012 third quarter due to a 9 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $1.4 million and $1.1 million of interest lost on nonaccrual loans in the third quarters of 2013 and 2012, respectively.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2013, compared with the same period of 2012:

	For the Nine Months Ended September 30,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$32,969	$44,554	$(11,585)	(26.0)%
Gross interest expense	8,470	12,173	(3,703)	(30.4)
Net interest income	24,499	32,381	(7,882)	(24.3)
Provision for loan losses	700	33,250	(32,550)	(97.9)
Non-interest income	4,962	8,184	(3,222)	(39.4)
Non-interest expense	29,841	33,459	(3,618)	(10.8)
Net income (loss) before taxes	(1,080)	(26,144)	25,064	(95.9)
Income tax expense (benefit)	—	(65)	65	(100.0)
Net income (loss)	(1,080)	(26,079)	24,999	(95.9)

Net loss for the nine months ended September 30, 2013 was $1.1 million, compared with net loss of $26.1 million for the comparable period of 2012. Provision for loan losses expense decreased $32.6 million in the first nine months of 2013 compared with the same period in 2012. This decrease in provision expense is primarily attributable to the substantial reduction in the loan portfolio size, declining historical loss rates, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. We had net charge-offs of $25.6 million in the first nine months of 2013. Those charge-offs were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent. Net interest income decreased $7.9 million from the first nine months of 2012 due to a 20 basis point decline in net interest margin, the result of lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $4.3 million and $3.2 million of interest lost on nonaccrual loans in the first nine months of 2013 and 2012, respectively.

Net Interest Income – Our net interest income was $7.8 million for the three months ended September 30, 2013, a decrease of $2.3 million, or 22.5%, compared with $10.1 million for the same period in 2012. Net interest spread and margin were 3.03% and 3.14%, respectively, for the third quarter of 2013, compared with 3.09% and 3.23%, respectively, for the third quarter of 2012. Net average nonaccrual loans were $109.0 million and $86.9 million for the third quarters of 2013 and 2012, respectively. Net interest income was $24.5 million for the nine months ended September 30, 2013, a decrease of $7.9 million, or 24.3%, compared with $32.4 million for the same period of 2012. Net interest spread and margin were 3.02% and 3.15%, respectively, for the first nine months of 2013, compared with 3.19% and 3.35%, respectively, for the first nine months of 2012. Net average nonaccrual loans were $111.0 million and $90.3 million in the first nine months of 2013 and 2012, respectively.

Average loans receivable declined approximately $251.9 million for the quarter ended September 30, 2013 compared with the third quarter of 2012. This resulted in a decline in interest revenue of approximately $3.1 million for the quarter ended September 30, 2013 compared with the prior year period. Average loans receivable declined approximately $256.9 million for the nine months ended September 30, 2013 compared with the first nine months of 2012. This resulted in a decline in interest revenue of approximately $9.3 million for the nine months ended September 30, 2013 compared with the prior year period. The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets.

Net interest margin decreased 9 basis points from our margin of 3.23% in the prior year third quarter. The yield on earning assets declined 24 basis points from the third quarter of 2012, compared with a 18 basis point decline in rates paid on interest-bearing liabilities. This resulted in a net $2.3 million reduction in net interest income. Net interest margin for the first nine months of 2013 decreased 20 basis points from our margin of 3.35% in the first nine months of 2012 due primarily to lower average loans outstanding for 2013 compared to 2012. The yield on earning assets declined 37 basis points from the first nine months of 2012, compared with a 20 basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the third quarter of 2013 decreased 10 basis points from our margin of 3.24% in the second quarter of 2013, due primarily to lower yield on loans and lower average loan receivables. Average loan receivables declined $50.8 million from the second quarter of 2013, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio, and increased charge-offs. Yield on loans was adversely affected by an increase in foregone interest on nonaccrual loans. Interest foregone on nonaccrual loans totaled $1.4 million in the third quarter of 2013, compared with $1.5 million in the second quarter of 2013, and $1.1 million in the third quarter of 2012. The decrease in yield on investment securities was the result of our reinvestment of scheduled principal and interest payment proceeds into lower-yielding securities. Yield on average earning assets for the third quarter of 2013 decreased 10 basis points from 4.31% in the second quarter of 2013, compared with a 2 basis points decrease in rates paid on interest-bearing liabilities from 1.20% in the second quarter of 2013.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$756,132	$9,265	4.86%	$1,008,053	$12,797	5.05%
Securities
Taxable	153,412	900	2.33	161,384	823	2.03
Tax-exempt (3)	31,261	239	4.67	28,075	220	4.80
FHLB stock	10,072	107	4.21	10,072	106	4.19
Other equity securities	195	—	—	1,359	14	4.10
Federal funds sold and other	55,766	32	0.23	52,921	27	0.20

Total interest-earning assets	1,006,838	10,543	4.21%	1,261,864	13,987	4.45%

Less: Allowance for loan losses	(36,419)			(51,594)
Non-interest earning assets	85,881			116,187

Total assets	$1,056,300			$1,326,457

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$675,726	$2,281	1.34%	$899,118	$3,389	1.50%
NOW and money market deposits	149,856	136	0.36	146,913	141	0.38
Savings accounts	38,653	26	0.27	39,426	38	0.38
Repurchase agreements	3,249	1	0.12	2,260	2	0.35
FHLB advances	4,836	38	3.12	6,129	50	3.25
Junior subordinated debentures	31,287	212	2.69	32,199	235	2.90

Total interest-bearing liabilities	903,607	2,694	1.18%	1,126,045	3,855	1.36%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	101,266			111,123
Other liabilities	13,432			8,260

Total liabilities	1,018,305			1,245,428
Stockholders’ equity	37,995			81,029

Total liabilities and stockholders’ equity	$1,056,300			$1,326,457

Net interest income		$7,849			$10,132

Net interest spread			3.03%			3.09%

Net interest margin			3.14%			3.23%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $109.0 and $86.9 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the nine month periods ended September 30, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$811,433	$29,252	4.82%	$1,068,356	$40,998	5.13%
Securities
Taxable	148,194	2,585	2.33	145,514	2,432	2.23
Tax-exempt (3)	29,886	691	4.76	26,059	666	5.25
FHLB stock	10,072	320	4.25	10,072	327	4.34
Other equity securities	949	30	4.23	1,359	43	4.23
Federal funds sold and other	55,357	91	0.22	55,230	88	0.21

Total interest-earning assets	1,055,891	32,969	4.22%	1,306,590	44,554	4.59%

Less: Allowance for loan losses	(43,602)			(52,674)
Non-interest earning assets	91,669			113,402

Total assets	$1,103,958			$1,367,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$712,945	$7,218	1.35%	$935,061	$10,678	1.53%
NOW and money market deposits	149,939	398	0.35	149,718	496	0.44
Savings accounts	40,038	91	0.30	38,567	120	0.42
Repurchase agreements	2,857	4	0.19	2,019	6	0.40
FHLB advances	5,127	122	3.18	6,523	161	3.30
Junior subordinated debentures	31,517	637	2.70	32,421	712	2.93

Total interest-bearing liabilities	942,423	8,470	1.20%	1,164,309	12,173	1.40%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	105,917			112,227
Other liabilities	11,438			7,565

Total liabilities	1,059,778			1,284,101
Stockholders’ equity	44,180			83,217

Total liabilities and stockholders’ equity	$1,103,958			$1,367,318

Net interest income		$24,499			$32,381

Net interest spread			3.02%			3.19%

Net interest margin			3.15%			3.35%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $111.0 and $90.3 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2013 vs. 2012			Nine Months Ended September 30, 2013 vs. 2012
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(431)	$(3,101)	$(3,532)	$(2,364)	$(9,382)	$(11,746)
Securities	123	(27)	96	59	119	178
FHLB stock	1	—	1	(7)	—	(7)
Other equity securities	(8)	(6)	(14)	—	(13)	(13)
Federal funds sold and other	4	1	5	3	—	3

Total increase (decrease) in interest income	(311)	(3,133)	(3,444)	(2,309)	(9,276)	(11,585)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(328)	(780)	(1,108)	(1,118)	(2,342)	(3,460)
NOW and money market accounts	(8)	3	(5)	(99)	1	(98)
Savings accounts	(11)	(1)	(12)	(34)	5	(29)
Federal funds purchased and repurchase agreements	(2)	1	(1)	(4)	2	(2)
FHLB advances	(2)	(10)	(12)	(6)	(33)	(39)
Junior subordinated debentures	(16)	(7)	(23)	(56)	(19)	(75)

Total increase (decrease) in interest expense	(367)	(794)	(1,161)	(1,317)	(2,386)	(3,703)

Increase (decrease) in net interest income	$56	$(2,339)	$(2,283)	$(992)	$(6,890)	$(7,882)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Service charges on deposit accounts	$536	$563	$1,535	$1,673
Income from fiduciary activities	—	261	517	803
Bank card interchange fees	174	180	542	553
Other real estate owned rental income	54	180	396	242
Gains on sales of investment securities, net	24	—	727	3,530
Income from bank owned life insurance	75	79	459	238
Other	304	458	786	1,145

Total non-interest income	$1,167	$1,721	$4,962	$8,184

Non-interest income for the third quarter ended September 30, 2013 decreased by $554,000, or 32.2%, compared with the third quarter of 2012. For the nine months ended September 30, 2013, non-interest income decreased by $3.2 million, or 39.4% to $5.0 million compared with $8.2 million for the same period of 2012.

The decrease in non-interest income between the three month comparative periods was primarily due to lower income from fiduciary activities as earlier in 2013 we transitioned away from providing trust services, including ESOP and employee benefit plan services, throughout our markets, as well as a decrease in other real estate owned rental income. The decrease in non-interest income between the nine month comparative periods was primarily due to a $2.8 million reduction in gains on sales of investment securities and lower income from fiduciary activities, partially offset by increased other real estate owned rental income and income from bank owned life insurance.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Salary and employee benefits	$3,837	$4,264	$11,975	$12,558
Occupancy and equipment	884	971	2,728	2,826
Other real estate owned expense	669	5,204	3,117	7,666
FDIC insurance	578	559	1,867	2,264
Loan collection expense	531	792	3,973	1,738
Professional fees	503	776	1,408	1,699
State franchise tax	537	496	1,611	1,680
Communications	177	175	531	523
Postage and delivery	99	108	314	339
Insurance expense	171	98	482	296
Other	482	707	1,835	1,870

Total non-interest expense	$8,468	$14,150	$29,841	$33,459

Non-interest expense for the third quarter ended September 30, 2013 decreased $5.7 million, or 40.2%, compared with the third quarter of 2012. For the nine months ended September 30, 2013, non-interest expense decreased $3.6 million, or 10.8% to $29.8 million compared with $33.5 million for the first nine months of 2012. The decrease in non-interest expense for the third quarter is primarily due to a decline in other real estate owned expense, which decreased from $5.2 million in 2012 to $669,000 in 2013, as well as smaller decreases in salary and employee benefits, loan collection expense, and professional fees. The decrease in non-interest expense for the nine months ended was also primarily due to a decrease in other real estate owned expense, which decreased by $4.5 million from 2012 to 2013. FDIC insurance and professional fee expenses also declined over the period, offset by an increase in loan collection expenses.

Income Tax Expense – No income taxes were recorded for the first nine months of 2013. The income tax effect on net loss before taxes for the nine months ended September 30, 2013, increased our deferred tax assets and related valuation allowance by $4.7 million. See Footnote 9, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Federal statutory rate times financial statement income	$104	$(9,729)	$(378)	$(9,150)
Effect of:
Valuation allowance	(6)	9,760	672	9,376
Tax-exempt income	(84)	(78)	(242)	(237)
Non-taxable life insurance income	(20)	(26)	(72)	(78)
Other, net	6	8	20	24

Total	$—	$(65)	$—	$(65)

Analysis of Financial Condition

Total assets decreased $124.5 million, or 10.7%, to $1.0 billion at September 30, 2013, from $1.2 billion at December 31, 2012. This decrease was primarily attributable to a decrease of $139.9 million in net loans, and was partially offset by increases of $3.9 million cash and cash equivalents and $15.5 million in securities. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in cash and cash equivalents was due to cash inflows related to loan payments and maturities of securities.

Loans Receivable – Loans receivable decreased $164.9 million, or 18.3%, during the nine months ended September 30, 2013 to $734.2 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $113.1 million, or 21.5%, during the nine months and comprised 56.2% of the total loan portfolio at September 30, 2013. The decline in loans receivable was attributable to net charge-offs of $25.6 million, transfers to OREO of $18.5 million, and loan payoffs outpacing loan funding by approximately $120.8 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30, 2013		As of December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$51,572	7.04%	$52,567	5.85%
Commercial Real Estate
Construction	51,994	7.08	70,284	7.82
Farmland	73,159	9.96	80,825	8.99
Nonfarm nonresidential	236,579	32.22	322,687	35.89
Residential Real Estate
Multi-family	46,052	6.27	50,986	5.67
1-4 Family	234,759	31.97	278,273	30.95
Consumer	15,709	2.14	20,383	2.27
Agriculture	23,669	3.22	22,317	2.48
Other	747	0.10	770	0.08

Total loans	$734,240	100.00%	$899,092	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)
Pass	$364,720	$376,735	$401,384	$437,886
Watch	159,387	160,965	161,392	177,419
Special Mention	9,249	18,760	27,767	34,700
Substandard	200,594	218,023	236,210	248,691
Doubtful	290	302	323	396

Total	$734,240	$774,785	$827,076	$899,092

Our loans receivable have decreased $164.9 million, or 18.3%, during the nine months ended September 30, 2013. All loan risk categories have decreased since December 31, 2012. The pass category declined approximately $73.2 million, the watch category declined approximately $18.0 million, the special mention category declined approximately $25.5 million, and the substandard category declined approximately $48.1 million.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(in thousands)
Past Due Loans:
30-59 Days	$10,018	$8,600	$8,052	$38,219
60-89 Days	7,582	2,979	2,960	20,303
90 Days and Over	—	71	—	86

Total Loans Past Due 30-90+ Days	17,600	11,650	11,012	58,608
Nonaccrual Loans	106,922	112,185	120,943	94,517

Total Past Due and Nonaccrual Loans	$124,522	$123,835	$131,955	$153,125

During the nine months ended September 30, 2013, loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $10.0 million at September 30, 2013. Loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $7.6 million at September 30, 2013. This represents a $40.9 million decrease from December 31, 2012 to September 30, 2013, in loans past due 30-89 days. The decrease was primarily driven by the migration of loans for two significant borrowing relationships which together totaled $36.2 million from 30-59 days past due and 60-89 days past due at December 31, 2012 to nonaccrual status during the first quarter of 2013. Total early stage delinquencies increased $5.9 million from $11.7 million at June 30, 2013 to $17.6 million at September 30, 2013. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$86
Nonaccrual loans	106,922	94,517

Total non-performing loans	106,922	94,603
Real estate acquired through foreclosure	41,857	43,671
Other repossessed assets	11	—

Total non-performing assets	$148,790	$138,274

Non-performing loans to total loans	14.56%	10.52%
Non-performing assets to total assets	14.33%	11.89%
Allowance for non-performing loans	$3,885	$13,250
Allowance for non-performing loans to non-performing loans	3.63%	14.01%

Nonperforming loans at September 30, 2013, were $106.9 million, or 14.56% of total loans, compared with $90.1 million, or 9.47% of total loans, at September 30, 2012, and $94.6 million, or 10.52% of total loans at December 31, 2012. The increase from December 31, 2012 to September 30, 2013 was primarily attributable to loans for two significant borrowing relationships, which together totaled $36.2 million, being placed on nonaccrual in the first quarter. At December 31, 2012, these relationships were past due 30-59 days and 60-89 days, respectively. The increase in nonaccrual loans was partially offset by net loan charge-offs in the first nine months of 2013 which totaled $25.6 million. These elevated charge-offs were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

Troubled Debt Restructuring - A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral.

At September 30, 2013, we had 99 restructured loans totaling $93.2 million with borrowers who experienced deterioration in financial condition compared with 123 loans totaling $117.8 million at December 31, 2012. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, 5 loans totaling approximately $4.5 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $2.8 million of commercial loans. At September 30, 2013, $44.0 million of our restructured loans were accruing and $49.3 million were on nonaccrual compared with $77.3 million and $40.5 million, respectively, at December 31, 2012. The reduction in accruing TDRs between periods was primarily attributable to migration to non-accrual status. New TDRs during the first nine months of 2013 totaled $3.5 million compared to $45.3 million during the first nine months of 2012.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Total non-performing loans	$106,922	$94,603
TDRs on accrual	43,968	77,344

Total non-performing loans and TDRs on accrual	$150,890	$171,947
Real estate acquired through foreclosure	41,857	43,671
Other repossessed assets	11	—

Total non-performing assets and TDRs on accrual	$192,758	$215,618

Total non-performing loans and TDRs on accrual to total loans	20.55%	19.12%
Total non-performing assets and TDRs on accrual to total assets	18.57%	18.55%

We do not have a formal loan modification program. Rather, we work with individual borrowers on a case-by-case basis to facilitate the orderly collection of our principal and interest before a loan becomes a non-performing loan. If a borrower is unable to make contractual payments, we review the particular circumstances of the borrower’s situation and negotiate a revised payment stream. In other words, we identify performing borrowers experiencing financial difficulties, and through negotiations, we lower their interest rate, most typically on a short-term basis for three to six months. Our goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints within their business so they can return to performing status over time.

Our loan modifications have taken the form of reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. Our restructured loans are all collateral secured loans. If a borrower fails to perform under the modified terms, we place the loan(s) on nonaccrual status and begin the process of working with the borrower to liquidate the underlying collateral to satisfy the debt.

In accordance with current guidance, we continue to report restructured loans as restructured until such time as the loan is paid in full, otherwise settled, sold, or charged-off. If the borrower fails to perform, we place the loan on nonaccrual status and seek to liquidate the underlying collateral for these loans. Our nonaccrual policy for restructured loans is identical to our nonaccrual policy for all loans. Our policy calls for a loan to be reported as nonaccrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses.

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms to be a troubled debt restructure. Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) reduction or deferral of principal, or (iii) reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings. When a modification of terms is made for a competitive reason, we do not consider that to be a troubled debt restructuring. A primary example of a competitive modification would be an interest rate reduction for a performing borrower’s loan to a market rate as the result of a market decline in rates.

See Footnote 4, “Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require consideration in estimating loan losses.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2013 and 2012, and for the year ended December 31, 2012 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2012
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$37,559	$51,594	$56,680	$52,579	$52,579
Provision for loan losses	250	25,500	700	33,250	40,250
Recoveries	1,016	412	2,811	697	1,366
Charge-offs	(7,071)	(23,487)	(28,437)	(32,507)	(37,515)

Balance at end of period	$31,754	$54,019	$31,754	$54,019	$56,680

Allowance for loan losses to period-end loans	4.32%	5.68%	4.32%	5.68%	6.30%
Net charge-offs to average loans	0.80%	2.29%	3.16%	2.98%	3.50%
Allowance for loan losses to non-performing loans	29.70%	59.94%	29.70%	59.94%	59.91%
Allowance for loan losses for loans individually evaluated for impairment	$4,762	$14,555	$4,762	$14,555	$21,034
Loans individually evaluated for impairment	155,417	171,595	155,417	171,595	188,808
Allowance for loan losses to loans individually evaluated for impairment	3.06%	8.48%	3.06%	8.48%	11.14%
Allowance for loan losses for loans collectively evaluated for impairment	$26,992	$39,464	$26,992	$39,464	$35,646
Loans collectively evaluated for impairment	578,823	780,216	578,823	780,216	710,284
Allowance for loan losses to loans collectively evaluated for impairment	4.66%	5.06%	4.66%	5.06%	5.02%

Our loan loss reserve, as a percentage of total loans at September 30, 2013, decreased to 4.32% from 5.68% at September 30, 2012, and from 6.30% at December 31, 2012. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 29.70% at September 30, 2013, compared with 59.91% at December 31, 2012, and 59.94% at September 30, 2012. Net charge-offs in the third quarter of 2013 totaled $6.1 million of which $3.7 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the quarter. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Commercial	$909	$3,655	$4,128
Commercial Real Estate	17,892	21,531	25,094
Residential Real Estate	6,564	8,866	13,260
Consumer	397	1,005	983
Agriculture	(136)	1,092	841

Total Net Charge-offs	$25,626	$36,149	$44,306

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 3.63% at September 30, 2013 compared with 6.56% at June 30, 2013, 12.32% at September 30, 2012, and 14.01% at December 31, 2012. The decline in this ratio from December 31, 2012 to September 30, 2013 was primarily attributable to net charge-offs of $19.7 million related to specific reserves for loans deemed to be collateral dependent during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$118,761	$54,394	$140,638	$60,109
Prior charge-offs	(19,324)	(4,653)	(14,716)	(3,310)

Recorded investment	99,437	49,741	125,922	56,799
Allocated allowance	(3,267)	(1,046)	(16,046)	(4,641)

Recorded investment, less allocated allowance	$96,170	$48,695	$109,876	$52,158

Recorded investment, less allocated allowance/ Unpaid principal balance	80.98%	89.52%	78.13%	86.77%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments are significantly below the unpaid principal balance for the loans. Consideration of the recorded investment and allocated allowance further indicated we are at 80.98% and 89.52% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2013.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	September 30, 2013			June 30, 2013			March 31, 2013			December 31, 2012
	Loans	Allowance	% of Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$46,346	$3,206	6.92%	$44,631	$3,260	7.30%	$44,264	$4,295	9.70%	$47,271	$4,139	8.76%
Commercial real estate	262,295	13,681	5.22	271,735	13,425	4.94	312,535	16,031	5.13	347,874	18,722	5.38
Residential real estate:	231,070	9,147	3.96	242,142	9,619	3.97	252,660	10,245	4.05	272,460	11,594	4.26
Consumer	15,561	532	3.42	16,636	573	3.44	17,917	695	3.88	20,171	789	3.91
Agriculture	23,337	421	1.80	24,414	487	1.99	22,044	410	1.86	22,262	398	1.79
Other	214	5	2.34	189	5	2.65	184	2	1.09	246	4	1.63

Total	$578,823	$26,992	4.66%	$599,747	$27,369	4.56%	$649,604	$31,678	4.88%	$710,284	$35,646	5.02%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 4.66% at September 30, 2013 from 5.06% at September 30, 2012 and 5.02% at December 31, 2012. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses - Provision for loan losses was $250,000 for the third quarter of 2013 compared with $25.5 million for the third quarter of 2012. Provision for loan losses decreased $32.6 million to $700,000 for the first nine months of 2013 compared with $33.3 million for the first nine months of 2012. The decrease in the third quarter was primarily attributable to the $217.6 million reduction in the loan portfolio size, net loan charge-offs of $6.1 million compared with $23.1 million in the third quarter of 2012, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. Net loan charge-offs for the first nine months of 2013 were $25.6 million, compared with $31.8 million for the first nine months of 2012. While all loan risk categories experienced reductions since December 31, 2012, the pass category declined approximately $73.2 million, the watch category declined approximately $18.0 million, the special mention category declined approximately $25.5 million, and the substandard category declined approximately $48.1 million. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2013 were $41.9 million compared with $48.8 million at September 30, 2012 and $43.7 million at December 31, 2012. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first nine months of 2013, we acquired $18.5 million of OREO properties, and sold properties totaling approximately $18.8 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net loss on sales, write-downs, and operating expenses for OREO totaled $3.1 million for the nine months ended September 30, 2013, compared with $7.7 million for the same period of 2012. During the nine months ended September 30, 2013, fair value write-downs of $1.6 million were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $5.1 million for the nine months ended September 30, 2012.

Liabilities – Total liabilities at September 30, 2013 were $1.0 billion compared with $1.1 billion at December 31, 2012, a decrease of $114.4 million, or 10.3%. This decrease was primarily attributable to a decrease in deposits of $118.2 million, or 11.1%, to $946.9 million at September 30, 2013 from $1.1 billion at December 31, 2012. Certificate of deposit balances declined $101.6 million during the first nine months of 2013 to $658.9 million at September 30, 2013 from $760.6 million at December 31, 2012. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $863,000, or 15.4%, to $4.7 million at September 30, 2013, from $5.6 million at December 31, 2012. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$105,917		$113,325
Interest checking	82,293	0.25%	89,820	0.37%
Money market	67,646	0.49	63,212	0.49
Savings	40,038	0.30	38,665	0.40
Certificates of deposit	712,945	1.35	912,061	1.52

Total deposits	$1,008,839	1.02%	$1,217,083	1.20%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2013		2012
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$412,361	1.29%	$478,502	1.40%
$100,000 or more	300,584	1.45%	433,559	1.64%

Total	$712,945	1.35%	$912,601	1.52%

The following table shows at September 30, 2013 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$42,221
Three months through six months	38,244
Six months through twelve months	70,630
Over twelve months	128,207

Total	$279,302

Liquidity

Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure we meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring we meet our cash flow needs at a reasonable cost. We maintain an investment and funds management policy, which identifies primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. Our Asset Liability Committee regularly monitors and reviews our liquidity position.

Funds are available from a number of sources, including the sale of securities in the available-for-sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Our investment portfolio totaled $194.0 million at September 30, 2013 and within that portfolio, $121.7 million of our securities currently have an unrealized loss of $5.6 million. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. The Bank previously held $15.0 million in brokered deposits, which matured in the second quarter of 2013. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2013, our additional borrowing capacity with the FHLB was $16.4 million. Any new advances are limited to a one year maturity or less.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $2.8 million at September 30, 2013. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at September 30, 2013, totaling $2.8 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be approximately $1.1 million for 2013. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities. Parent company liquidity could be improved if a capital raise was completed.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At September 30, 2013, cumulative accrued and unpaid dividends on this stock totaled $3.7 million. We have deferred dividend payments for more than six quarters and the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We continue to accrue deferred dividends, which are deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At September 30, 2013, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.4 million.

Stockholders’ equity decreased $10.1 million to $37.1 million at September 30, 2013, compared with $47.2 million at December 31, 2012. The decrease was due to the current year net loss, further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock and an increase in unrealized loss on available for sale securities.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

			Minimum Capital	September 30, 2013		December 31, 2012
	Regulatory Minimums	Well-Capitalized Minimums	Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	7.19%	8.94%	6.46%	7.71%
Total risk-based capital	8.0	10.0	12.0%	10.78	11.04	9.81	9.82
Tier 1 leverage ratio	4.0	5.0	9.0	5.15	6.40	4.50	5.37

At September 30, 2013, PBI Bank’s Tier 1 leverage ratio was 6.40%, and its total risk-based capital ratio was 11.04%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at September 30, 2013, and December 31, 2012. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 0.74% at September 30, 2013, compared with an increase of 4.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 1.67% at September 30, 2013, compared with an increase of 8.11% at December 31, 2012, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2013, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$462	1.67%
+ 100 basis points	206	0.74

We did not run a model simulation for declining interest rates as of September 30, 2013, because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our president and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2012 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the quarter ended June 30, 2013. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a—14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a—14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 13, 2013	By:	/s/ John T. Taylor
John T. Taylor
President

November 13, 2013	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief
Accounting Officer