Form 10-K
period 2013-12-31
Porter Bancorp, Inc.
filed 2014-03-14
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2013, was $10,473,876 based upon the last sales price reported for such date on the NASDAQ Global Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2014, was 12,894,759.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2014 are incorporated by reference into Part III of this Form 10-K.

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

Overview

We are a bank holding company headquartered in Louisville, Kentucky. We operate the ninth largest bank domiciled in the Commonwealth of Kentucky based on total assets through our wholly-owned subsidiary PBI Bank. We operate 18 full-service banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. PBI Bank is a community bank with a wide range of commercial and personal banking products. As of December 31, 2013, we had total assets of $1.1 billion, total loans of $709.3 million, total deposits of $987.7 million and stockholders’ equity of $35.9 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks under the common control of J. Chester Porter, our chairman emeritus, and Maria L. Bouvette, our former chairman and chief executive officer. In 2005, we completed a reorganization in which we consolidated our subsidiary banks into a single bank. On December 31, 2005, we renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area. We completed our initial public offering in September 2006.

On November 21, 2008, we issued to the U.S. Treasury, in exchange for cash consideration of $35.0 million, (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share.

In 2010, we completed a $32.0 million private placement to accredited investors. Following completion of the transactions involved, Porter Bancorp had issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Non–Voting Cumulative Mandatorily Convertible Perpetual Preferred Shares, Series C (“Series C Preferred Stock”) and (iii) warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan. The Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Owensboro and Bowling Green – and in other communities along the I-65 corridor.

•

Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky and the twenty-seventh largest city in the United States. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman, YUM! Brands, Papa John’s Pizza, and Texas Roadhouse.

•

Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its Bluegrass horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.” It is also the home of the University of Kentucky and Transylvania University. The area’s employers include Toyota, Lexmark, IBM Global Services and Valvoline.

•

Southern Kentucky: This market includes Bowling Green, the third largest city in Kentucky, located about 60 miles north of Nashville, Tennessee. Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of the area. This market also includes thriving communities in the contiguous Barren County, including the city of Glasgow. Major employers in Barren and Warren Counties include GM’s Corvette plant, several other automotive facilities, and R.R. Donnelley’s regional printing facility.

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

•

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage and consumer loans to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, electronic funds transfers through ACH services, domestic and foreign wire transfers, travelers’ checks, cash management, vault services, lock box services, along with loan and deposit sweep accounts.

Employees

At December 31, 2013, the Company had 260 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

Supervision and Regulation

Consent Order and Formal Written Agreement. On June 24, 2011, PBI Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. PBI Bank agreed to obtain the written consent of both agencies before declaring or paying any future dividends. As a practical matter, PBI Bank will not be able to pay dividends to Porter Bancorp for the foreseeable future. The Consent Order also establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. At December 31, 2013, the Bank’s Tier 1 leverage ratio was 6.3% and its total risk-based capital ratio was 9.4%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order. At December 31, 2013, Porter Bancorp’s leverage ratio was 5.0% and its total risk-based capital ratio was 7.3%. We are continuing our efforts to strengthen our capital levels and comply with the Consent Order as outlined in the current written capital plan submitted by the Bank to its regulators.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the bank. We have not been directed by the FDIC to implement such a plan.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in our written capital plan. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. While we have substantially complied with the Consent Order, as of December 31, 2013, the capital ratios required by the Consent Order were not met.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, certain of the details of the law and the effects it will have on the Company are not known at this time.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that significantly impact the ways in which banks and bank holding companies, including the Company, do business. For example, the Dodd-Frank Act changes the assessment base for federal deposit insurance premiums by modifying the deposit insurance assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, and permanently increases the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred security issuances from counting as Tier I capital. The Dodd-Frank Act also repeals the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Act codifies and expands the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance.

Many provisions of the Dodd-Frank Act will require interpretation and rule- making by federal agencies. The Company monitors all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company is not fully known, the law is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the Company’s operations.

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

U.S. Treasury Capital Purchase Program. On November 21, 2008, pursuant to the U.S. Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”) established under the Emergency Economic Stabilization Act of 2008 (“EESA”), Porter Bancorp issued and sold to the U.S. Treasury in an offering exempt from registration under the Securities Act of 1933, (i) 35,000 shares of Porter Bancorp’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value and liquidation preference $1,000 per share ($35.0 million aggregate liquidation preference) (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 330,561 shares (adjusted for stock dividends) of Porter Bancorp’s common stock, at an exercise price of $15.88 per share (adjusted for stock dividends), subject to certain anti-dilution and other adjustments for an aggregate purchase price of $35.0 million in cash. The securities purchase agreement, dated November 21, 2008, pursuant to which the securities issued to the U.S. Treasury under the CPP were sold, limits the payment of dividends on Porter Bancorp’s common stock to the quarterly dividend level at the time of the transaction without prior approval of the U.S. Treasury, limits Porter Bancorp’s ability to repurchase shares of its common stock (with certain exceptions, including the repurchase of our common stock to offset share dilution from equity-based compensation awards) and grants registration rights to the holders of the Series A Preferred Stock, the Warrant and the common stock of Porter Bancorp to be issued upon any exercise of the Warrant. The U.S. Treasury has notified us that it may sell at auction the shares of Series A Preferred Stock issued by the Company. We do not know, at this time, the U.S. Treasury’s timeline for such a sale.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock issued to the U. S. Treasury under the CPP and qualifying perpetual preferred stock and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. We are under a Consent Order with our primary regulators as previously discussed, and therefore cannot be considered well-capitalized. Please see “Supervision and Regulation” above for our capital requirements.

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

New Capital Requirements – Possible Changes to Capital Requirements Resulting from Basel III. In December 2010 and January 2011, the Basel Committee on Banking Supervision published the final texts of reforms on capital and liquidity generally referred to as “Basel III.” Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including the Bank. For banks in the United States, among the most significant provisions of Basel III concerning capital are the following:

•	A minimum ratio of common equity to risk-weighted assets reaching 4.5%, plus an additional 2.5% as a capital conservation buffer, by 2019 after a phase-in period.

•	A minimum ratio of Tier 1 capital to risk-weighted assets reaching 6.0% by 2019 after a phase-in period.

•	A minimum ratio of total capital to risk-weighted assets, plus the additional 2.5% capital conservation buffer, reaching 10.5% by 2019 after a phase-in period.

•	An additional countercyclical capital buffer to be imposed by applicable national banking regulators periodically at their discretion, with advance notice.

•	Restrictions on capital distributions and discretionary bonuses applicable when capital ratios fall within the buffer zone.

•	Deduction from common equity of deferred tax assets that depend on future profitability to be realized.

•	Increased capital requirements for counterparty credit risk relating to OTC derivatives, repos and securities financing activities.

•

For capital instruments issued on or after January 13, 2013 (other than common equity), a loss-absorbency requirement such that the instrument must be written off or converted to common equity if a trigger event occurs, either pursuant to applicable law or at the direction of the banking regulator. A trigger event is an event under which the banking entity would become nonviable without the write-off or conversion, or without an injection of capital from the public sector. The issuer must maintain authorization to issue the requisite shares of common equity if conversion were required.

The Basel III provisions on liquidity include complex criteria establishing a liquidity coverage ratio (“LCR”) and net stable funding ratio (“NSFR”). The purpose of the LCR is to ensure that a bank maintains adequate unencumbered, high quality liquid assets to meet its liquidity needs for 30 days under a severe liquidity stress scenario. The purpose of the NSFR is to promote more medium and long-term funding of assets and activities, using a one-year horizon. Although Basel III is described as a “final text,” it is subject to the resolution of certain issues and to further guidance and modification, as well as to adoption by United States banking regulators, including decisions as to whether and to what extent it will apply to United States banks that are not large, internationally active banks. We are already subject to capital requirements imposed by our consent order that are higher than Basel III.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the Kentucky Department of Financial Institutions must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. PBI Bank did not pay any dividends in 2012 or 2013.

Porter Bancorp is in deferral on dividends due on its issued and outstanding Series A Preferred Stock. Until accrued unpaid interest on Series A Preferred Stock is paid in full and current, no dividends on common may be paid. Additionally, unless Porter Bancorp redeems all of the Series A Preferred Stock issued to the U.S. Treasury on November 21, 2008 or unless the U.S. Treasury transfers all the preferred securities to a third party, the consent of the U.S. Treasury is required for Porter Bancorp to declare or pay any dividend or make any distribution on common stock other than (i) regular quarterly cash dividends of not more than the per share dividend amount at the time of the issuance of the Series A Preferred Stock, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction, (ii) dividends payable solely in shares of common stock and (iii) dividends or distributions of rights or junior stock in connection with a shareholders’ rights plan.

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

PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9%. As of December 31, 2013, PBI Bank’s ratio of total capital to total risk-weighted assets was 11.44% and its ratio of Tier 1 capital to total assets was 6.28%, both under the ratios required by the Consent Order.

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

On November 12, 2009, the FDIC amended the final rule adopted on May 22, 2009 to restore losses to the DIF. The new rule required insured institutions to prepay on December 30, 2009, an estimated quarterly risk-based assessment for the fourth quarter of 2009 and for all 2010, 2011, and 2012. An institution’s assessment is calculated by taking the institution’s actual September 30, 2009 assessment and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Further, the FDIC incorporated a uniform 3 basis point increase effective January 1, 2011. On December 30, 2009, PBI Bank prepaid $7.9 million of FDIC insurance premiums for 2010 through 2012. The entire amount of the prepaid assessment was recorded as a prepaid expense. As of December 31, 2009, and each quarter thereafter, each institution recorded an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. At December 31, 2012, our prepaid assessment was exhausted.

The Dodd-Frank Act imposes additional assessments and costs with respect to deposits. Under the Dodd-Frank Act, the FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as making permanent the increase of deposit insurance to $250,000 and providing for full insurance of non-interest bearing transaction accounts beginning December 31, 2010, for two years. In February 2011, the FDIC adopted a final rule on the deposit insurance assessment system. The rule was effective as of April 1, 2011, and revised the assessment system to comply with Dodd-Frank and also included a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF. The first assessments under the new rule were payable in the third quarter of 2011.

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

Branching. Kentucky law permits Kentucky chartered banks to establish a banking office in any county in Kentucky. A Kentucky bank may also establish a banking office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and that satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a banking office in Kentucky without the approval of the KDFI upon notice to the KDFI and any other state bank with its main office located in the county where the new banking office will be located. Branching by all other banks requires the approval of the KDFI, which must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the banking office.

The transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Section 613 of the Dodd—Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Corporation and the Bank operate.Insider Credit Transactions. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus.

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

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions to implement additional changes relating to automated overdraft payment programs by July 1, 2011. One material change requires financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and to undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The new guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.

Consumer Protection Laws. We are subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include, among others, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, and the Real Estate Settlement and Procedures Act, and state law counterparts.

Equal Credit Opportunity Act. This statute prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief or sanctions for alleged violations.

Fair Credit Reporting Act (“FCRA”). FCRA requires the Bank to adopt and implement a written identity theft prevention program, paying particular attention to several identified “red flag” events. The program must assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. FCRA gives consumers the ability to challenge banks with respect to credit reporting information provided by the bank. FCRA also prohibits banks from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

Truth in Lending Act (“TILA”). TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of TILA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of TILA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, TILA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of TILA.

Home Mortgage Disclosure Act (“HMDA”). HMDA has grown out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics, as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of single family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices. The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of HMDA.

Real Estate Settlement Procedures Act (“RESPA”). RESPA requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Loans to One Borrower. Under current limits, loans and extensions of credit outstanding at one time to a single borrower and not fully secured generally may not exceed 15% of an institution’s unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus.

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

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

The Dodd-Frank Act also permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the Office of the Comptroller of the Currency (“OCC”) and eliminates preemption for subsidiaries of a bank. Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

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

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism. This includes standards for verifying customer identification at account opening, as well as rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. It grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings and those of our subsidiaries cannot be predicted.

Recently Enacted and Future Legislation. Various laws, regulations and governmental programs affecting financial institutions and the financial industry are from time to time introduced in Congress or otherwise promulgated by regulatory agencies. Such measures may change the operating environment of Porter Bancorp and its subsidiaries in substantial and unpredictable ways. The nature and extent of future legislative, regulatory or other changes affecting financial institutions is unpredictable at this time.

We cannot predict what other legislation or economic policies of the various regulatory authorities might be enacted or adopted or what other regulations might be adopted or the effects thereof. Future legislation, policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits, as well as affect interest rates charged on loans or paid on time and savings deposits. Such legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Available Information

We file periodic reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our SEC reports filed are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they are electronically filed with or furnished to the SEC. A shareholder may also request a copy of our Annual Report on Form 10-K free of charge upon written request to: Chief Financial Officer, Porter Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. While we substantially complied with the Consent Order, we did not meet the capital ratios required by the Consent Order as of December 31, 2013.

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

We recorded a net loss attributable to common shareholders of $3.4 million in 2013. The net loss for 2013 was due in part to $4.7 million of loan collection expense, and $4.5 million of expense related to other real estate owned and the accrual of dividends due and payable on our Series A Preferred Stock which totaled $4.3 million in 2013.

Our losses, non-performing loan costs, other real estate owned expenses, and asset impairments, have reduced our capital below the levels agreed upon with our banking regulators. While we believe we have recognized the probable losses in our portfolio, further credit deterioration could result in additional losses and a reduction in capital levels.

In its consent order with the FDIC and the KDFI, PBI Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to total assets of 9.0%. As of December 31, 2013, PBI Bank’s ratio of total capital to total risk-weighted assets was 11.44% and its ratio of Tier 1 capital to total assets was 6.28%, both below the ratios required by the consent order.

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

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time (which are outside of our control) and our financial performance, including the management of our revenue, expenses, levels of average assets, credit quality, levels of other real estate owned, and contingent liability risks. We may not have access to capital on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition and results of operations. In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying dividends and distributions on these securities may adversely affect our common shareholders.

We historically paid quarterly cash dividends on our common stock until we suspended dividend payments in October 2011. Effective with the fourth quarter of 2011, we began deferring cash dividends on the Series A Preferred Stock held by the U.S. Treasury and interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes resulted in a deferral of distributions on our trust preferred securities. We will be prohibited from paying cash dividends on our common stock until such time as we have paid all deferred dividends on our Series A Preferred Stock and all deferred distributions on our trust preferred securities. At December 31, 2013, we have accrued and unpaid dividends on Series A Preferred Stock totaling $4.3 million.

If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest and resume quarterly interest payments or we will be in default. We have deferred dividend payments on our Series A Preferred Stock for nine quarters and the holder (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. Dividends on the Series A preferred stock and deferred distributions on our trust preferred securities are cumulative and therefore unpaid dividends and distributions will accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution to the holders of common stock.

As a bank holding company, we depend on dividends and distributions paid by our banking subsidiary.

Porter Bancorp is a legal entity separate and distinct from PBI Banks and our other subsidiaries. Our principal source of cash flow, from which we would fund any dividends paid to our shareholders, has historically been dividends Porter Bancorp receives from PBI Bank. Regulations of the FDIC and the KDFI govern the ability of PBI Bank to pay dividends and other distributions to us, and regulations of the Federal Reserve govern our ability to pay dividends or make other distributions to our shareholders. In its consent order with the FDIC and the KDFI, PBI Bank agreed not to pay dividends to us without the prior consent of those regulators. During 2011, Porter Bancorp contributed $13.1 million to PBI Bank. The contribution, which was made to strengthen PBI Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order, also substantially decreased the liquid assets of Porter Bancorp. Liquid assets decreased from $20.3 million at December 31, 2010 to $2.7 million at December 31, 2013. Since PBI Bank is unlikely to be in a position to pay dividends to Porter Bancorp for the foreseeable future, cash inflows for Porter Bancorp are limited to earnings on investment securities, sales of investment securities, and interest on its deposits held at PBI Bank. These cash inflows, along with the liquid assets held at December 31, 2013, are needed to cover ongoing operating expenses of Porter Bancorp, which have been reduced and are budgeted at approximately $950,000 for 2014. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We may not pay dividends on your common stock and we have agreed with the Federal Reserve to obtain its written consent before declaring or paying any future dividends.

We are currently unable to pay dividends. Holders of shares of our common stock are only entitled to receive such dividends as our board of directors may declare from funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we currently do not pay a cash dividend and we are not required to do so. Also, our ability to increase our dividend or to repurchase our common stock is limited for so long as any of our Series A Preferred Stock remains outstanding, as discussed in greater detail in the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K. There can be no assurance that we will pay dividends to our shareholders in the future, or if dividends are paid, that we will increase our dividend to historical levels or otherwise. Our ability to pay dividends to our shareholders is not only subject to limitations imposed by the terms of our Series A Preferred Stock, but also by limitations and guidance issued by the Federal Reserve. For example, under Federal Reserve guidance, bank holding companies generally are advised to consult in advance with the Federal Reserve before declaring dividends, and to strongly consider reducing, deferring or eliminating dividends in certain situations, such as when declaring or paying a dividend would exceed earnings for the fiscal quarter for which the dividend is being paid, or when declaring or paying a dividend could result in a material adverse change to the organization’s capital structure. In addition, Porter Bancorp has agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, Porter Bancorp cannot pay dividends for the foreseeable future.

Our holding company debt (TRUPS) and preferred stock (TARP) could make it difficult to raise capital.

At December 31, 2013, we had an aggregate obligation of $26.5 million relating to the principal and accrued unpaid interest on our four issues of junior subordinate debentures (TRUPS). Although we are permitted to defer payments on these securities for up to five years (and we commenced doing so in 2011), the deferred interest payments continue to accrue until paid in full.

In addition, in November 2008, we issued shares of preferred stock and common stock purchase warrants to the U. S. Treasury Department under the TARP/Capital Purchase Plan. The preferred stock has an aggregate liquidation preference of $35.0 million. TARP carries a cumulative dividend of 5% per annum which increased to 9% in 2013. We stopped paying dividends on the TARP in 2011. Like the holding company debt, unpaid dividends on the TARP continue to accrue until the preferred stock is repaid or restructured and total $4.3 million at December 31, 2013.

Our holding company debt and TARP could make it difficult to recapitalize or enter into a business combination transaction because any investor or purchaser would effectively assume the outstanding liability on the debt and be required to repay or restructure the TARP in addition to the amount of funds such investors or purchaser would need to provide in order to recapitalize the Bank and the Company.

In the normal course of operations, we are defendants in various legal proceedings.

Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements. If we do not prevail, the ultimate outcome of litigation matter could have a material adverse effect on our financial condition, results of operations, or cash flows.

PBI Bank has served as trustee for ESOPs under review by the Department of Labor, subjecting us to certain financial risks.

From 2007 until the first quarter of 2013, PBI Bank served as trustee for certain Employee Stock Ownership Plan (ESOP) purchase transactions. These transactions are subject to regular and routine reviews by the DOL for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA.

Our business has been and may continue to be adversely affected by conditions in the financial markets and by economic conditions generally.

Ongoing weakness in business and economic conditions generally or specifically in our markets has had, and could continue to have one or more of the following adverse effects on our business:

•	A decrease in the demand for loans and other products and services offered by us;

•	A decrease in the value of collateral securing our loans;

•	An impairment of certain intangible assets, such as core deposit intangibles; and

•	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

The general business environment has had an adverse effect on our business during the past five years. Although the general business environment has shown some improvement, there can be no assurance that such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values and rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors. Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should unemployment or real estate asset values fail to recover for an extended period of time, or if economic conditions worsen or remain volatile, our business, financial condition or results of operations could be adversely affected.

A large percentage of our loans are collateralized by real estate, and prolonged weakness in the real estate market may result in losses and adversely affect our profitability.

Approximately 87.7% of our loan portfolio as of December 31, 2013, was comprised of commercial and residential loans collateralized by real estate. While we are seeing recent improvements, adverse economic conditions since 2008 have decreased demand for real estate which has depressed real estate values in our markets. Persistent weakness in the real estate market could continue to significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We offer real estate construction and development loans, which carry a higher degree of risk than other real estate loans. Persistent weakness in the residential construction and commercial development real estate markets has increased the non-performing assets in our loan portfolio and our provision expense for losses on loans. These impacts have had, and could continue to have a material adverse effect on our capital, financial condition and results of operations.

Approximately 6.1% of our loan portfolio as of December 31, 2013 consisted of real estate construction and development loans, down from 7.8% at December 31, 2012. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability.

Residential construction and commercial development real estate activity in our markets were affected by challenging economic conditions following the financial crisis of 2008. Prolonged weakness in these sectors may lead to additional valuation adjustments to our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severity of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer challenging economic conditions persist, the more likely they are to adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. If adverse economic conditions persist, these trends could continue to worsen. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

Our levels of additional classified loans and non-performing assets may increase in the foreseeable future if economic conditions remain weak and cause more borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, are likely to decline if the real estate markets remain weak, making us less likely to realize a full recovery if a borrower defaults on a loan. Any additional increases in the level of our non-performing assets, loan charge-offs or provision for loan losses, or our inability to realize the full value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, results of operations and the trading price of our securities.

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

During recent years, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (OREO). This increase in our OREO portfolio has increased the expenses we have incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale. We expect that our operating results in 2014 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, as well as by the funding costs associated with OREO assets.

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

Any further decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our analysis require it.

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

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy remains weak, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values in Central Kentucky have had and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our small to medium-sized business portfolio may have fewer resources to weather the downturn in the economy.

Our portfolio includes loans to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn may have a more pronounced negative impact on our target market, causing us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Factors beyond our control, such as inflation, recession, unemployment and money supply may also affect interest rates. If, as a result of decreasing interest rates, our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities in a given period, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

Our liquidity policies and limits are established by the Board of Directors of PBI Bank, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of PBI Bank and the Company to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies don’t work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

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

Due to our losses, we have a net operating loss carry-forward of $28.8 million, credit carry-forwards of $900,000, and other net deferred tax assets of $18.1 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2011. Should the Company issue new shares to raise additional capital, a change in control could be triggered, as defined by Section 382 of the Internal Revenue Code, which could negatively impact or limit the ability to utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

Our Series A Preferred Stock limits our ability to return capital to our shareholders and is dilutive to our common shares. In addition, the dividend rate on the Series A Preferred Stock has increased to 9% per annum.

When we had not redeemed our Series A Preferred Stock by November 21, 2013, the annual dividend rate on this capital increased substantially from 5% (approximately $1.75 million annually) to 9% (approximately $3.15 million annually). Depending on market conditions and our financial performance at the time, this increase in dividends could significantly impact our capital, liquidity and earnings available to common shareholders.

The terms of our Series A Preferred Stock limit our ability to pay dividends and repurchase our shares. We will not be able to pay any dividends on our common stock unless and until we are current on our quarterly dividend payments on the Series A Preferred Stock, which we began deferring effective with the fourth quarter of 2011. At December 31, 2013, we have accrued and unpaid dividends on Series A Preferred Stock totaling $4.3 million. These restrictions may have an adverse effect on the market price of our common stock.

The U.S. Treasury has the unilateral ability to change some of the restrictions imposed on us by virtue of our sale of securities to it.

In addition to the restrictions our ability to pay dividends or repurchase our stock, our preferred stock purchase agreement with the U.S. Treasury authorizes the U.S. Treasury to unilaterally amend the agreement to the extent required to comply with any future changes in federal statutes. Following our November 21, 2008 issuance of Series A Preferred stock to the U.S. Treasury, the agreement was amended to impose restrictions on the conduct of our business, including restrictions on the compensation we can pay to executive officers and corporate governance requirements. These restrictions could have an adverse impact on the conduct of our business, as could any additional amendments in the future that impose further requirements or amend existing requirements.

Our former chairman and chairman emeritus together have sufficient voting power to significantly influence election of our directors, and the vote on any matter that requires shareholder approval. In exercising their voting power, they may act according to their own interests, which may be adverse to your interests.

As of December 31, 2013, J. Chester Porter and Maria L. Bouvette together beneficially owned approximately 6,076,758 shares, or 47.3% of our outstanding common stock. Accordingly, Mr. Porter and Ms. Bouvette currently have the power to exercise significant influence over the outcome of any matter submitted to a vote of our shareholders, including the election and removal of a majority of our board of directors, any amendment of our articles of incorporation (including any amendment that changes the rights of our common stock) and any merger, consolidation or sale of all or substantially all of our assets. Mr. Porter and Ms. Bouvette could take actions or make decisions in their self-interest that are opposed to your best interests. They may be less receptive to the desires communicated by shareholders. Neither our articles of incorporation, our bylaws, nor Kentucky law requires the vote of more than a simple majority of our outstanding shares of common stock to approve a matter submitted for shareholder approval, subject to the general statutory requirement that any transaction in which one or more directors have a direct or indirect interest (other than as a shareholder) must be “fair” to the corporation. Mr. Porter and Ms. Bouvette have a level of concentrated ownership that could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise give you the opportunity to realize a premium over the then-prevailing market price of our common stock. As a result, the market price of our common stock could be adversely affected.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance premiums and assessments. High levels of bank failures over the past five years and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put pressure on the DIF. In order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC increased assessment rates on insured institutions, charged a special assessment to all insured institutions as of June 30, 2009 and required banks to prepay three years’ worth of premiums on December 30, 2009. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, or the FDIC may charge additional special assessments. Further, the FDIC recently increased the DIF’s target reserve ratio to 2.0 percent of insured deposits following the Dodd-Frank Act’s elimination of the 1.5 percent cap on the DIF’s reserve ratio. Additional increases in our assessment rate may be required in the future to achieve this targeted reserve ratio. These recent increases in deposit assessments and any future increases, required prepayments or special assessments of FDIC insurance premiums may adversely affect our business, financial condition or results of operations.

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

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds and other mutual funds. Our competition in making loans comes principally from other commercial banks, credit unions, savings and loan associations, mortgage banking firms and consumer finance companies. In addition, competition for business in the Louisville and Lexington metropolitan area has grown in recent years as changes in banking law have allowed several banks to enter the market by establishing new branches. Likewise, competition is increasing in the other growing markets we have targeted, which may adversely affect our ability to execute our plans for expansion.

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

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers. The Dodd-Frank Act, legislation governing issuers of preferred stock held by the U.S. Treasury and the policies of bank regulatory agencies have placed restrictions on our executive compensation practices. Such restrictions and standards may further impact our company’s ability to compete for talent with other businesses and financial institutions that are not subject to the same limitations as we are. The loss of the services of members of our senior management or other key officers or our inability to attract additional qualified personnel as needed could materially harm our business.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, valuation of OREO, valuation of securities and valuation of deferred income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the reserve provided; recognize significant impairment on our other intangible assets or significantly increase our accrued income taxes.

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

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act has impacted the U.S. financial system, including among others:

•

new requirements on banking, derivative and investment activities, including the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements;

•

the creation of the Consumer Financial Protection Bureau with supervisory authority, including the power to conduct examinations and take enforcement actions with respect to financial institutions with assets of $10 billion or more and implement regulations that will affect all financial institutions;

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

Many provisions in the Dodd-Frank Act remain subject to regulatory rule-making, implementation, and interpretation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators. The CFPB has begun the rule-making process but it is not known at this time when all rules will be finalized and implemented.

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

In the normal course of operations, we are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have recorded a reserve related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements. See Footnote 24, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings and other matters.

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

	2013
	Market Value
	High	Low	Dividend
Quarter Ended
Fourth Quarter	$1.24	$0.97	$0.00
Third Quarter	2.23	0.80	0.00
Second Quarter	0.90	0.79	0.00
First Quarter	1.59	0.66	0.00

	2012
	Market Value
	High	Low	Dividend
Quarter Ended
Fourth Quarter	$1.99	$0.70	$0.00
Third Quarter	2.25	1.48	0.00
Second Quarter	2.40	1.50	0.00
First Quarter	3.05	1.69	0.00

As of January 31, 2014, we had approximately 1,156 shareholders, including 366 shareholders of record and approximately 790 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

Effective with the fourth quarter of 2011, we began deferring cash dividends on our Series A Preferred Stock and interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest and resume quarterly interest payments or we will be in default. At December 31, 2013, we have accrued and unpaid dividends on Series A Preferred Stock totaling $4.3 million.

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

Purchase of Equity Securities by Issuer

The Company did not repurchase any of its issued and outstanding equity securities in 2012 or 2013.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2009 to 2013. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2013	2012	2011	2010	2009
Income Statement Data:
Interest income	$43,228	$57,729	$73,554	$86,407	$94,466
Interest expense	11,143	15,774	22,039	28,841	40,412

Net interest income	32,085	41,955	51,515	57,566	54,054
Provision for loan losses	700	40,250	62,600	30,100	14,200
Non-interest income	5,919	9,590	7,833	11,582	7,094
Non-interest expense	38,890	44,292	104,273	46,478	30,456

Income (loss) before income taxes	(1,586)	(32,997)	(107,525)	(7,430)	16,492
Income tax expense (benefit)	—	(65)	(218)	(3,046)	5,424

Net income (loss)	(1,586)	(32,932)	(107,307)	(4,384)	11,068
Less:
Dividends on preferred stock	1,919	1,750	1,750	1,810	1,750
Accretion on Series A preferred stock	160	179	177	177	176
Earnings (loss) allocated to participating securities	(267)	(1,429)	(4,080)	(184)	97

Net income (loss) available to common	$(3,398)	$(33,432)	$(105,154)	$(6,187)	$9,045

Common Share Data (1):
Basic earnings (loss) per common share	$(0.29)	$(2.85)	$(8.98)	$(0.60)	$1.00
Diluted earnings (loss) per common share	(0.29)	(2.85)	(8.98)	(0.60)	1.00
Cash dividends declared per common share	0.00	0.00	0.02	0.49	0.76
Book value per common share	(0.18)	0.74	3.74	12.76	14.61
Tangible book value per common share	(0.29)	0.58	3.54	10.33	11.44
Balance Sheet Data (at period end):
Total assets	$1,076,121	$1,162,631	$1,455,424	$1,723,952	$1,835,090
Debt obligations:
FHLB advances	4,492	5,604	7,116	15,022	82,980
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	5,850	6,975	7,650	8,550	9,000
Average Balance Data:
Average assets	$1,098,400	$1,341,565	$1,659,959	$1,747,648	$1,714,131
Average loans	788,176	1,033,320	1,243,474	1,353,295	1,371,034
Average deposits	1,004,052	1,217,083	1,434,462	1,459,041	1,385,572
Average FHLB advances	4,990	6,325	15,315	47,800	106,259
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	6,404	7,309	8,208	8,941	9,000
Average stockholders’ equity	42,631	75,679	159,434	188,015	168,752

(1)	Common share data has been adjusted to reflect 5% stock dividends effective December 14, 2010 and November 19, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. and its wholly owned subsidiary, PBI Bank. Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 full-service banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 56.3% of our total loan portfolio as of December 31, 2013, and 58.6% as of December 31, 2012. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2013, we reported a net loss of $1.6 million compared with net loss of $32.9 million for the year ended December 31, 2012 and $107.3 million for the year ended December 31, 2011. After deductions for dividends on preferred stock, accretion on preferred stock, and allocating losses to participating securities, the net loss attributable to common shareholders was $3.4 million for the year ended December 31, 2013, compared with net loss attributable to common shareholders of $33.4 million for the year ended December 31, 2012. Basic and diluted loss per common share were $(0.29) for the year ended December 31, 2013, compared with loss per common share of $(2.85) for 2012.

Our financial performance in 2013 continued to be negatively impacted by the Bank’s high level of non-performing assets. Asset quality remediation, capital restoration, and lowering the risk profile of the Company remain our major objectives for 2014.

Non-performing loans were 14.38% of total loans and non-performing assets were 12.35% of total assets at December 31, 2013. We remain diligent in the management of our portfolio and are striving to improve credit quality by working throughout our markets to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

The following significant developments occurred during the year ended December 31, 2013:

•

Our net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013 was much improved compared with our net loss attributable to common shareholders of $33.4 million for the year ended December 31, 2012.

•

We have successfully reduced the size of our balance sheet in accordance with our capital plan. Average assets were $1.098 billion as of December 31, 2013, compared with $1.342 billion at December 31, 2012. This reduction was accomplished primarily by reducing our commercial real estate and construction and development loans within our loan portfolio and through the redemption of higher cost certificates of deposit accounts.

•

Net interest margin decreased 21 basis points to 3.10% for the year ended December 31, 2013 compared with 3.31% for the year ended December 31, 2012. The decrease in margin between periods was primarily due to a reduction in interest earning assets, coupled with lower rates on those assets and elevated nonaccrual loan levels relative to total loans. Average loans decreased 23.7% to $788.2 million in 2013 compared with $1.0 billion in 2012. Net loans decreased 19.1% to $681.2 million at December 31, 2013, compared with $842.4 million at December 31, 2012.

•

Provision for loan losses expense declined to $700,000 for 2013, compared with $40.3 million for the year ended December 31, 2012. The decrease was primarily attributable to the substantial reduction in the loan portfolio size, declining charge-off trends, and a decline in loans migrating downward in risk grade classification. Net charge-offs were $29.3 million in 2013, compared with $36.1 million in 2012 and $44.3 million in 2011.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $43.3 million, or 52% of total risk-based capital, at December 31, 2013 compared with $70.3 million, or 82% of total risk-based capital, at December 31, 2012. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $237.0 million, or 284% of total risk-based capital, at December 31, 2013 compared with $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during 2013. Deposits decreased 7.3% to $987.7 million compared with $1.1 billion at December 31, 2012. Certificate of deposit balances declined $80.6 million during 2013 to $680.0 million at December 31, 2013, from $760.6 million at December 31, 2012.

•	Total loans past due and nonaccrual loans decreased to $113.5 million at December 31, 2013 from $153.1 million at December 31, 2012.

•

Non-performing loans increased $7.4 million to $102.0 million at December 31, 2013, compared with $94.6 million at December 31, 2012. The increase in non-performing loans was partially offset by net loan charge-offs in 2013 which totaled $29.3 million. The charge-offs resulted primarily from charging off specific reserves for loans deemed to be collateral dependent.

•

Loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $10.7 million at December 31, 2013 and loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $775,000 at December 31, 2013. This was primarily driven by the migration of two relationships totaling $36.2 million from past due to nonaccrual status in the first quarter of 2013.

•

Foreclosed properties decreased to $30.9 million at December 31, 2013, compared with $43.7 million at December 31, 2012. During the year ended December 31, 2013, the Company acquired $20.6 million and sold $30.8 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $2.5 million during the year reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets increased to 12.35% at December 31, 2013, compared with 11.89% at December 31, 2012.

•

On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against PBI Bank awarding the plaintiffs compensatory damages of $1.5 million and punitive damages of $5.5 million. After conferring with its legal advisors, PBI Bank believes the findings and damages are excessive and contrary to the law, and that it has meritorious grounds on which it is moving forward to appeal. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal reserve is less than the original amount of the damages awarded, plus accrued interest.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

Going Concern Considerations and Future Plans

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this discussion create an uncertainty about the Company’s ability to continue as a going concern.

For the year ended December 31, 2013, we reported net loss attributable to common shareholders of $3.4 million. This loss was attributable primarily to loan collection expenses of $4.7 million and OREO expense of $4.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expenses. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $3.4 million for the year ended December 31, 2013, compares with net loss to common shareholders of $33.4 million for year ended December 31, 2012.

For the year ended December 31, 2012, we reported net loss attributable to common shareholders of $33.4 million. This loss was attributable primarily to $40.3 million of provision for loan losses expense due to continued decline in credit trends in our portfolio that resulted in net charge-offs of $36.1 million, OREO expense of $10.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $33.4 million, for the year ended December 31, 2012, compares with net loss to common shareholders of $105.2 million for year ended December 31, 2011.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan submitted by the Bank in December 2012. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2013, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•

Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders. We have engaged a financial advisor to assist our Board in this evaluation and to assist in evaluating our options for the redemption of our Series A Preferred Stock currently held by the US Treasury.

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy will require us to reduce our lending concentrations, remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

•

Continuing with succession planning and adding resources to the management team. In 2012, John T. Taylor was named President and CEO of PBI Bank. John R. Davis was appointed the Bank’s Chief Credit Officer, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the entire organization. In 2013, Mr. Taylor succeeded Maria L. Bouvette as CEO of Porter Bancorp. We have also augmented our staffing in the commercial lending area, which is now led by Joe C. Seiler.

•

Evaluating and implementing improvements to our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•

We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011 to $899.1 million at December 31, 2012, and $709.3 million at December 31, 2013. We have significantly improved our credit administration function which is now led by John R. Davis, who joined the management team in August 2012 and serves as Chief Credit Officer.

•

Our Consent Order calls for us to reduce our construction and development loans. At December 31, 2013, we have reduced construction and development loans to $43.3 million, or 52% of total risk-based capital, and $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

•

Our Consent Order also requires us to continue to reduce concentrations in commercial real estate loans. These loans totaled $237.0 million, or 284% of total risk-based capital, at December 31, 2013 compared with $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

We are working to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans by being more selective in seeking new construction and development lending and new non-owner occupied commercial real estate lending opportunities. We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale. We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $43.3 million at December 31, 2013. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $237.0 million at December 31, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during 2013, as we acquired $20.6 million of OREO in 2013 compared with $33.5 million during 2012. However, nonaccrual loans totaled $101.8 million at December 31, 2013, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $2.6 million during the 2013, comprised of $132,000 in loss on sale and $2.5 million in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies.

•	We continually evaluate opportunities to maximize the value we receive from the sale of OREO. We pursue multiple sales channels with focus primarily on internal marketing and the use of brokers.

•

Real estate construction represents 62% of the OREO portfolio at December 31, 2013 compared with 51% at December 31, 2012. Commercial real estate represents 19% of the OREO portfolio at December 31, 2013 compared with 35% at December 31, 2012, and 1-4 family residential properties represent 16% of the portfolio at December 31, 2013 compared with 12% at December 31, 2012.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

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

Allowance for Loan Losses – PBI Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio, and the board of directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually deemed impaired. The general component is based on historical loss experience adjusted for environmental factors. We develop allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses, which could adversely affect our results.

Other Real Estate Owned – Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less estimated cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded. For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. We do not obtain updated appraisals on a quarterly basis after the receipt of the initial appraisal. Rather, we internally review the fair value of the other real estate owned in our portfolio on a quarterly basis to determine if a new appraisal is warranted based on the specific circumstances of each property. Generally, we obtain updated appraisals annualluy unless a sale is imminent.

Intangible Assets – We evaluate intangible assets for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. Identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual review, management does not believe our intangible assets are impaired at December 31, 2013.

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

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis. We established a 100% deferred tax valuation allowance of $31.7 million in December 2011 based upon the analysis of our past performance and our expected future performance. We considered all evidence currently available, both positive and negative, in determining, based on the weight of that evidence, the likelihood that the deferred tax asset would be realized. During that review, we determined that the level of our recent historical losses, the level of our non-performing assets, our inability to meet our forecasted levels of earnings in 2011, our intent to defer payment of dividends on our subordinated debentures and Series A Preferred Stock, and our non-compliance with the capital requirements of our Consent Order outweighed our forecasted taxable earnings levels for the near and long term. As such, we established a 100% deferred tax valuation allowance. When evaluating our deferred tax assets for realizability during 2012 and 2013, we concluded that a full valuation allowance was still necessary at December 31, 2012 and 2013, due to the additional losses incurred during those years. A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized. Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2013 compared with 2012:

	For the Years Ended December 31,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$43,228	$57,729	$(14,501)	(25.1)%
Gross interest expense	11,143	15,774	(4,631)	(29.4)
Net interest income	32,085	41,955	(9,870)	(23.5)
Provision for credit losses	700	40,250	(39,550)	(98.3)
Non-interest income	5,196	6,354	(1,158)	(18.2)
Gains on sale of securities, net	723	3,236	(2,513)	(77.7)
Non-interest expense	38,890	44,292	(5,402)	(12.2)
Net loss before taxes	(1,586)	(32,997)	31,411	(95.2)
Income tax benefit	—	(65)	65	(100.0)
Net loss	(1,586)	(32,932)	31,346	(95.2)
Dividends on preferred stock	(1,919)	(1,750)	(169)	9.7
Accretion on Series A preferred stock	(160)	(179)	19	(10.6)
Losses attributable to participating securities	267	1,429	(1,162)	(81.3)
Net loss attributable to common shareholders	(3,398)	(33,432)	30,034	(89.8)

Net loss of $1.6 million for the year ended December 31, 2013, improved by $31.4 million from net loss of $32.9 million for 2012. Net loss to common shareholders of $3.4 million for the year ended December 31, 2013, decreased $30.0 million from net loss to common shareholders of $33.4 million for 2012. This decrease in net loss was attributable primarily to lower provision for loan losses expense and decreased non-interest expense associated with our OREO, partially offset by lower net gain on sales of securities and lower net interest income.

The following table summarizes components of income and expense and the change in those components for 2012 compared with 2011:

	For the Years Ended December 31,		Change from Prior Period
	2012	2011	Amount	Percent
	(dollars in thousands)
Gross interest income	$57,729	$73,554	$(15,825)	(21.5)%
Gross interest expense	15,774	22,039	(6,265)	(28.4)
Net interest income	41,955	51,515	(9,560)	(18.6)
Provision for credit losses	40,250	62,600	(22,350)	(35.7)
Non-interest income	6,354	6,766	(412)	(6.1)
Gains on sale of securities, net	3,236	1,108	2,128	192.1
Other than temporary impairment on securities	—	(41)	41	(100.0)
Non-interest expense	44,292	104,273	(59,981)	(57.5)
Net loss before taxes	(32,997)	(107,525)	74,528	(69.3)
Income tax benefit	(65)	(218)	153	(70.2)
Net loss	(32,932)	(107,307)	74,375	(69.3)
Dividends on preferred stock	(1,750)	(1,750)	—	—
Accretion on Series A preferred stock	(179)	(177)	(2)	1.1
Losses attributable to participating securities	1,429	4,080	(2,651)	(65.0)
Net loss attributable to common shareholders	(33,432)	(105,154)	71,722	(68.2)

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

Net Interest Income – Our net interest income was $32.1 million for the year ended December 31, 2013, a decrease of $9.9 million, or 23.5%, compared with $42.0 million for the same period in 2012. Net interest spread and margin were 2.97% and 3.10%, respectively, for 2013, compared with 3.16% and 3.31%, respectively, for 2012. Average nonaccrual loans were $107.3 million and $90.8 million in 2013 and 2012, respectively. The decrease in net interest income was primarily the result of lower average earning assets coupled with lower rates on those assets. In addition, net interest income and net interest margin were adversely affected by $5.6 million and $4.9 million of interest lost on nonaccrual loans during 2013 and 2012, respectively.

Our average interest-earning assets were $1.05 billion for 2013, compared with $1.28 billion for 2012, an 18.1% decrease, primarily attributable to lower average loans and partially offset by higher average investment securities and interest bearing deposits with financial institutions. Average loans were $788.2 million for 2013, compared with $1.03 billion for 2012, a 23.7% decrease. Average interest bearing deposits with financial institutions were $65.1 million in 2013, compared with $62.1 million in 2012, a 4.7% increase. Average investment securities were $184.2 million for 2013, compared with $173.1 million for 2012, a 6.4% increase. Our total interest income decreased 25.1% to $43.2 million for 2013, compared with $57.7 million for 2012. The change was due primarily to lower interest rates on loans, lower volume of loans and lower interest rates on investment securities.

Our average interest-bearing liabilities decreased by 18.1% to $937.4 million for 2013, compared with $1.14 billion for 2012. Our total interest expense decreased by 29.4% to $11.1 million for 2013, compared with $15.8 million during 2011, due primarily to lower interest rates paid on and lower volume of certificates of deposit, NOW and money market deposits. Our average volume of certificates of deposit decreased 22.8% to $704.0 million for 2013, compared with $912.1 million for 2012. The average interest rate paid on certificates of deposit decreased to 1.35% for 2013, compared with 1.52% for 2012, as the result of continued re-pricing of certificates of deposit at maturity to lower interest rates. Our average volume of NOW and money market deposit accounts increased 1.1% to $154.8 million for 2013, compared with $153.0 million for 2012. The average interest rate paid on NOW and money market deposit accounts decreased to 0.35% for 2013, compared with 0.42% for 2012.

Our net interest income was $42.0 million for the year ended December 31, 2012, a decrease of $9.6 million, or 18.6%, compared with $51.5 million for the same period in 2011. Net interest spread and margin were 3.16% and 3.31%, respectively, for 2012, compared with 3.24% and 3.40%, respectively, for 2011. Average nonaccrual loans were $90.8 million and $67.4 million in 2012 and 2011, respectively. The decrease in net interest income was primarily the result of lower average earning assets coupled with lower rates on those assets. In addition, net interest income and net interest margin were adversely affected by $4.9 million and $4.0 million of interest lost on nonaccrual loans during 2012 and 2011, respectively.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$696,785	$32,591	4.68%	$921,314	$46,179	5.01%
Commercial	50,990	2,772	5.44	64,252	3,510	5.46
Consumer	16,982	1,402	8.26	22,720	1,903	8.38
Agriculture	22,639	1,229	5.43	24,196	1,304	5.39
Other	780	21	2.69	838	22	2.63
U.S. Treasury and agencies	23,685	546	2.31	6,588	199	3.02
Mortgage-backed securities	83,160	1,552	1.87	111,637	1,986	1.78
State and political subdivision securities (3)	30,292	933	4.74	26,631	887	5.12
State and political subdivision securities	24,861	787	3.17	17,363	563	3.24
Corporate bonds	20,864	745	3.57	8,957	482	5.38
FHLB stock	10,072	421	4.18	10,072	447	4.44
Other debt securities	572	46	8.04	572	46	8.04
Other equity securities	744	30	4.03	1,359	57	4.19
Federal funds sold	2,640	3	0.11	3,109	2	0.06
Interest-bearing deposits in other financial institutions	65,076	150	0.23	62,127	142	0.23

Total interest-earning assets	1,050,142	43,228	4.16%	1,281,735	57,729	4.54%
Less: Allowance for loan losses	(40,343)			(53,484)
Non-interest-earning assets	88,601			113,314

Total assets	$1,098,400			$1,341,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$703,982	$9,482	1.35%	$912,061	$13,828	1.52%
NOW and money market deposits	154,759	541	0.35	153,032	641	0.42
Savings accounts	39,158	114	0.29	38,665	154	0.40
Federal funds purchased and repurchase agreements	3,113	6	0.19	2,088	7	0.34
FHLB advances	4,990	157	3.15	6,325	207	3.27
Junior subordinated debentures	31,404	843	2.68	32,309	937	2.90

Total interest-bearing liabilities	937,406	11,143	1.19%	1,144,480	15,774	1.38%
Non-interest-bearing liabilities
Non-interest-bearing deposits	106,153			113,325
Other liabilities	12,210			8,081

Total liabilities	1,055,769			1,265,886
Stockholders’ equity	42,631			75,679

Total liabilities and stockholders’ equity	$1,098,400			$1,341,565

Net interest income		$32,085			$41,955

Net interest spread			2.97%			3.16%

Net interest margin			3.10%			3.31%

Ratio of average interest-earning assets to average interest-bearing liabilities			112.03%			111.99%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $107.3 million and $90.8 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2012			2011
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$921,314	$46,179	5.01%	$1,111,136	$59,450	5.35%
Commercial	64,252	3,510	5.46	77,098	4,362	5.66
Consumer	22,720	1,903	8.38	29,140	2,428	8.33
Agriculture	24,196	1,304	5.39	25,175	1,407	5.59
Other	838	22	2.63	925	32	3.46
U.S. Treasury and agencies	6,588	199	3.02	10,173	322	3.17
Mortgage-backed securities	111,637	1,986	1.78	96,221	2,967	3.08
State and political subdivision securities (3)	26,631	887	5.12	29,506	1,123	5.86
State and political subdivision securities	17,363	563	3.24	3,178	172	5.41
Corporate bonds	8,957	482	5.38	7,466	452	6.05
FHLB stock	10,072	447	4.44	10,072	428	4.25
Other debt securities	572	46	8.04	572	46	8.04
Other equity securities	1,359	57	4.19	1,397	49	3.51
Federal funds sold	3,109	2	0.06	5,729	3	0.05
Interest-bearing deposits in other financial institutions	62,127	142	0.23	127,087	313	0.25

Total interest-earning assets	1,281,735	57,729	4.54%	1,534,875	73,554	4.83%
Less: Allowance for loan losses	(53,484)			(37,762)
Non-interest-earning assets	113,314			162,846

Total assets	$1,341,565			$1,659,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$912,061	$13,828	1.52%	$1,120,154	$18,468	1.65%
NOW and money market deposits	153,032	641	0.42	171,028	1,451	0.85
Savings accounts	38,665	154	0.40	36,511	228	0.62
Federal funds purchased and repurchase agreements	2,088	7	0.34	10,524	440	4.18
FHLB advances	6,325	207	3.27	15,315	537	3.51
Junior subordinated debentures	32,309	937	2.90	33,208	915	2.76

Total interest-bearing liabilities	1,144,480	15,774	1.38%	1,386,740	22,039	1.59%
Non-interest-bearing liabilities
Non-interest-bearing deposits	113,325			106,769
Other liabilities	8,081			7,016

Total liabilities	1,265,886			1,500,525
Stockholders’ equity	75,679			159,434

Total liabilities and stockholders’ equity	$1,341,565			$1,659,959

Net interest income		$41,955			$51,515

Net interest spread			3.16%			3.24%

Net interest margin			3.31%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			111.99%			110.68%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $90.8 million and $67.4 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Year Ended December 31, 2013 vs. 2012			Year Ended December 31, 2012 vs. 2011
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(2,935)	$(11,967)	$(14,902)	$(3,824)	$(10,937)	$(14,761)
U.S. Treasury and agencies	(35)	382	347	(14)	(109)	(123)
Mortgage-backed securities	93	(528)	(435)	(1,401)	420	(981)
State and political subdivision securities	(81)	351	270	(243)	398	155
Corporate bonds	(206)	469	263	(54)	84	30
FHLB stock	(26)	—	(26)	19	—	19
Other debt securities	—	—	—	—	—	—
Other equity securities	(2)	(25)	(27)	9	(1)	8
Federal funds sold	1	—	1	—	(1)	(1)
Interest-bearing deposits in other financial institutions	1	7	8	(21)	(150)	(171)

Total increase (decrease) in interest income	(3,190)	(11,311)	(14,501)	(5,529)	(10,296)	(15,825)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,427)	(2,919)	(4,346)	(1,402)	(3,238)	(4,640)
NOW and money market accounts	(107)	7	(100)	(670)	(140)	(810)
Savings accounts	(42)	2	(40)	(86)	12	(74)
Federal funds purchased and repurchase agreements	(3)	2	(1)	(231)	(202)	(433)
FHLB advances	(8)	(42)	(50)	(34)	(296)	(330)
Junior subordinated debentures	(69)	(25)	(94)	46	(24)	22

Total increase (decrease) in interest expense	(1,656)	(2,975)	(4,631)	(2,377)	(3,888)	(6,265)

Increase (decrease) in net interest income	$(1,534)	$(8,336)	$(9,870)	$(3,152)	$(6,408)	$(9,560)

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Service charges on deposit accounts	$2,058	$2,239	$2,609
Income from fiduciary activities	517	1,177	993
Bank card interchange fees	718	727	668
Other real estate owned rental income	399	420	200
Gain on sales of investment securities, net	723	3,236	1,108
Other-than-temporary impairment on securities	—	—	(41)
Income from bank owned life insurance	534	312	314
Other	970	1,479	1,982

Total non-interest income	$5,919	$9,590	$7,833

Non-interest income decreased by $3.7 million to $5.9 million for 2013 compared with $9.6 million for 2012. This was due primarily to decreased gain on sales of investment securities of $2.5 million, or 77.7%, due to lower volume of sales. This decrease was also caused by a reduction in income from fiduciary activities as we transitioned away from providing trust services, including ESOP and employee benefit plan services throughout our markets. This decrease was offset partially by an increase in income from bank owned life insurance, which increased by 71.2% from 2012.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Salary and employee benefits	$15,501	$16,648	$15,218
Occupancy and equipment	3,583	3,642	3,729
Goodwill impairment charge	—	—	23,794
Other real estate owned expense	4,516	10,549	47,525
FDIC insurance	2,378	2,835	3,470
Loan collection expense	4,707	2,442	2,509
State franchise tax	1,944	2,174	2,228
Professional fees	1,892	1,985	1,392
Communications	711	710	678
Borrowing prepayment fees	—	—	486
Postage and delivery	423	454	485
Insurance expense	648	373	172
Other	2,587	2,480	2,587

Total non-interest expense	$38,890	$44,292	$104,273

Non-interest expense for the year ended December 31, 2013 of $38.9 million represented a 12.2% decrease from $44.3 million for the same period last year. The decrease in non-interest expense was attributable primarily to decreased other real estate owned expense due to lower loss on sales of OREO and lower valuation write-downs. Expenses related to other real estate owned include:

	2013	2012
	(in thousands)
Net loss on sales	$132	$1,672
Provision to allowance for declining market values	2,466	7,154
Operating expense	1,918	1,723

Total	$4,516	$10,549

During 2013, we recorded approximately $2.5 million of provision to allowance for declining market values related to new appraisals received for properties in the portfolio during the year. This compares with $7.2 million of provision related to new appraisals received for properties in the portfolio during 2012.

FDIC insurance assessments decreased $457,000, or 16.1%, to $2.4 million in 2013 from $2.8 million in 2012 due to decreased average total consolidated assets, less the average tangible equity during the assessment period. Salary and employee benefit expenses decreased by $1.1 million, or 6.9% to $15.5 million from $16.6 million in 2012.

These improvements were offset partially by an increase in loan collection expense of $2.3 million, or 92.8%, due primarily to continued remediation of problem loans.

Non-interest Expense Comparison – 2012 to 2011

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

FDIC insurance assessments decreased $635,000, or 18.3%, to $2.8 million in 2012 from $3.5 million in 2011 due to decreased average total consolidated assets, less the average tangible equity during the assessment period. Borrowing prepayment fees decreased $486,000 as no such fees were incurred during 2012. Additionally, non-interest expense for 2011 included a non-recurring 100% goodwill impairment charge of $23.8 million.

These improvements were offset partially by higher salaries and employee benefits expense of $1.4 million, or 9.4%, due primarily to additions to staff in our credit administration and workout divisions, and higher professional fees of $593,000, or 42.6%, due primarily to increased audit and accounting fees, and loan review fees.

Income Tax Expense – No income tax benefit was recorded for 2013, compared with $65,000 for 2012. Our deferred tax valuation allowance increased to $47.8 million at December 31, 2013. Our statutory federal tax rate was 35% in both 2013 and 2012. The effective tax rate for 2013 and 2012 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

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

Income tax benefit was $65,000 for 2012, compared with $218,000 for 2011. The 2011 income tax benefit was affected significantly by the establishment of a 100% valuation allowance for our deferred tax asset of $31.7 million. Our deferred tax valuation allowance increased to $43.9 million at December 31, 2012. Our statutory federal tax rate was 35% in both 2012 and 2011. The effective tax rate for 2012 and 2011 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

Analysis of Financial Condition

Total assets at December 31, 2013 were $1.1 billion compared with $1.2 billion at December 31, 2012, a decrease of $86.5 million or 7.4%. This decrease was attributable primarily to a decrease of $189.8 million in loans. The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $32.6 million in loan charge-offs and the transfer of loan balances totaling $20.6 million to OREO.

PBI Bank’s total risk-based capital was $83.1 million at December 31, 2013. PBI Bank’s consent order with its primary regulators required its Board of Directors to adopt and implement a plan to reduce its construction and development loans to not more than 75% of total risk-based capital. These loans totaled $43.3 million, or 52% of total risk-based capital, at December 31, 2013. The consent order also required a plan to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk-based capital. These loans totaled $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

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

Loans Receivable – Loans receivable decreased $189.8 million, or 21.1%, during the year ended December 31, 2013, to $709.3 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $126.9 million, or 24.1%, during 2013 and comprised 56.3% of the total loan portfolio at December 31, 2013.

Loans receivable decreased $236.9 million, or 20.9%, during the year ended December 31, 2012, to $899.1 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $161.1 million, or 23.4%, during 2012 and comprised 58.6% of the total loan portfolio at December 31, 2012.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in other commercial real estate below). Those loans totaled $98.5 million at December 31, 2013 and $150.3 million at December 31, 2012.

	As of December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$52,878	7.45%	$52,567	5.85%
Commercial Real Estate:
Construction	43,326	6.11	70,284	7.82
Farmland	71,189	10.04	80,825	8.99
Other	232,026	32.71	322,687	35.89
Residential Real Estate:
Multi-family	46,858	6.61	50,986	5.67
1-4 Family	228,505	32.21	278,273	30.95
Consumer	14,365	2.03	20,383	2.27
Agriculture	19,199	2.71	22,317	2.48
Other	980	0.13	770	0.08

Total loans	$709,326	100.00%	$899,092	100.00%

	As of December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$71,216	6.27%	$90,290	6.93%	$89,903	6.36%
Commercial Real Estate:
Construction	101,471	8.93	199,524	15.32	304,230	21.53
Farmland	90,958	8.01	85,523	6.56	83,898	5.94
Other	423,844	37.31	441,844	33.92	451,945	31.99
Residential Real Estate:
Multi-family	60,410	5.31	74,919	5.75	65,043	4.60
1-4 Family	337,350	29.70	353,418	27.13	354,358	25.08
Consumer	26,011	2.29	31,913	2.45	36,989	2.62
Agriculture	23,770	2.09	24,177	1.86	25,064	1.77
Other	993	0.09	1,060	0.08	1,488	0.11

Total loans	$1,136,023	100.00%	$1,302,668	100.00%	$1,412,918	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. PBI Bank’s secured legal lending limit to a single borrower was approximately $20.7 million at December 31, 2013.

At December 31, 2013, we had four loan relationships each with aggregate extensions of credit in excess of $10.0 million. Two of the four relationships include loans that have been classified as substandard by the Bank’s internal loan review process. In 2012, we had eight loan relationships each with aggregate extensions of credit in excess of $10.0 million. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $27.0 million from 2012 to 2013 as the result of construction projects being completed and sold to end users or refinanced under permanent financing arrangements, and also loans in this category being transferred to OREO through the normal progression of collection, workout, and ultimate disposition.

As of December 31, 2013, we had $7.2 million of loan participations purchased from, and $38.2 million of loan participations sold to, other banks. As of December 31, 2012, we had $9.4 million of loan participations purchased from, and $61.9 million of loan participations sold to, other banks.

Our loan participation totals include participations in loans sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter and his brother and our director, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter and William G. Porter serve as directors of The Peoples Bank, Taylorsville. Our chairman emeritus owns an interest of approximately 36.0% and his brother and our director owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter serves as director of The Peoples Bank, Mount Washington. Prior to 2013, we entered into management services agreements with each of these banks. Each agreement provided that our executives and employees provided management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. These entities are not consolidated in the financial statements of the Company. We received a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services. Beginning in 2013, we did not renew the agreements and ceased providing management services to these affiliate banks.

As of December 31, 2013, we had $4.9 million of loan participations sold to these affiliate banks. As of December 31, 2012, we had $2.7 million of loan participations purchased from, and $6.5 million of loan participations sold to, these affiliate banks. At December 31, 2013, $1.0 million and $629,000 of loan participations sold to Peoples Bank, Taylorsville, and Peoples Bank, Mt. Washington, respectively, were on nonaccrual.

We have analyzed our relationship with these affiliates and determined that we do not have the power to direct the activities of the affiliates in a manner that would significantly impact their economic performance nor do we govern their absorption of losses or the use of their economic resources. As such, these entities are not consolidated in our financial statements.

Loan Maturity Schedule – The following table sets forth information at December 31, 2013, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2013
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$5,469	$12,632	$2,283	$20,384
Commercial Real Estate:
Construction	16,700	6,513	577	23,790
Farmland	7,424	21,283	4,112	32,819
Other	77,275	66,589	23,441	167,305
Residential Real Estate:
Multi-family	9,003	22,222	7,624	38,849
1-4 Family	30,136	101,480	48,597	180,213
Consumer	3,009	9,326	1,600	13,935
Agriculture	2,285	1,883	87	4,255
Other	64	276	106	446

Total fixed rate loans	$151,365	$242,204	$88,427	$481,996

Loans with floating rates:
Commercial	$13,142	$14,445	$4,907	$32,494
Commercial Real Estate:
Construction	16,626	2,764	146	19,536
Farmland	5,172	4,275	28,923	38,370
Other	26,169	4,950	33,602	64,721
Residential Real Estate:
Multi-family	1,148	906	5,955	8,009
1-4 Family	4,333	9,348	34,611	48,292
Consumer	150	248	32	430
Agriculture	11,838	2,734	372	14,944
Other	510	—	24	534

Total floating rate loans	$79,088	$39,670	$108,572	$227,330

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Pass	$369,529	$437,886	$713,822	$984,636	$1,132,601
Watch	144,316	177,419	143,247	130,335	56,542
Special Mention	5,865	34,700	48,922	18,988	15,455
Substandard	189,616	248,691	229,641	168,691	208,313
Doubtful	—	396	391	18	7

Total	$709,326	$899,092	$1,136,023	$1,302,668	$1,412,918

Our loans receivable decreased $189.8 million, or 21.1%, during the year ended December 31, 2013. All loan risk categories have decreased since December 31, 2012. The pass category declined approximately $68.4 million, the watch category declined approximately $33.1 million, the special mention category declined approximately $28.8 million, and the substandard category declined approximately $59.1 million.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Past Due Loans:
30-59 Days	$10,696	$38,219	$17,346	$20,956	$12,515
60-89 Days	775	20,303	3,947	6,148	17,010
90 Days and Over	232	86	1,350	594	5,968

Total Loans Past Due 30-90+ Days	11,703	58,608	22,643	27,698	35,493
Nonaccrual Loans	101,767	94,517	92,020	59,799	78,888

Total Past Due and Nonaccrual Loans	$113,470	$153,125	$114,663	$87,497	$114,381

During the year ended December 31, 2013, loans past due 30-59 days decreased from $38.2 million at December 31, 2012 to $10.7 million at December 31, 2013. Loans past due 60-89 days decreased from $20.3 million at December 31, 2012 to $775,000 at December 31, 2013. This represents a $47.1 million decrease from December 31, 2012 to December 31, 2013, in loans past due 30-89 days. The decrease was primarily driven by the migration of loans for two significant borrowing relationships which together totaled $36.2 million from 30-59 days past due and 60-89 days past due at December 31, 2012 to nonaccrual status during the first quarter of 2013. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Loans more than 90 days past due increased $146,000, and nonaccrual loans increased $7.3 million, respectively, from December 31, 2012 to December 31, 2013. The $102.0 million in non-performing loans at December 31, 2013, and $94.6 million at December 31, 2012, were primarily construction, land development, other land, commercial real estate, and residential real estate loans. The protracted slowdown in housing unit sales and loss of tenants or inability to lease vacant office and retail space placed inordinate stress on these borrowers and their ability to repay according to the contractual terms of the loans. As such, we have placed these credits on nonaccrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on nonaccrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 120 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible by management and any available collateral has been disposed. Commercial business and real estate loan delinquencies are handled on an individual basis by management with the advice of legal counsel.

Interest income on loans is recognized on the accrual basis except for those loans placed on nonaccrual status. The accrual of interest on impaired loans is discontinued when management believes, after consideration of economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful, which typically occurs after the loan becomes 90 days delinquent. When interest accrual is discontinued, existing accrued interest is reversed and interest income is subsequently recognized only to the extent cash payments are received on well-secured loans.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Past due 90 days or more still on accrual	$232	$86	$1,350	$594	$5,968
Loans on nonaccrual status	101,767	94,517	92,020	59,799	78,888

Total non-performing loans	101,999	94,603	93,370	60,393	84,856
Real estate acquired through foreclosure	30,892	43,671	41,449	67,635	14,548
Other repossessed assets	—	—	5	52	80

Total non-performing assets	$132,891	$138,274	$134,824	$128,080	$99,484

Non-performing loans to total loans	14.38%	10.52%	8.22%	4.63%	6.00%
Non-performing assets to total assets	12.35%	11.89%	9.26%	7.43%	5.42%
Allowance for non-performing loans	$2,285	$13,250	$11,382	$7,977	$7,266
Allowance for non-performing loans to non-performing loans	2.2%	14.0%	12.2%	13.2%	8.6%

Troubled Debt Restructuring – A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

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

Our loan modifications have taken the form of reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. The majority of our restructured loans are collateral secured loans. If a borrower fails to perform under the modified terms, we place the loan(s) on nonaccrual status and begin the process of working with the borrower to liquidate the underlying collateral to satisfy the debt.

At December 31, 2013, we had 98 restructured loans totaling $91.3 million with borrowers who experienced deterioration in financial condition compared with 123 loans totaling $117.8 million at December 31, 2012. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these restructured loans for 2013, five loans totaling approximately $4.4 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also included $2.8 million of commercial loans for 2013. At December 31, 2013, $44.3 million of TDRs were performing according to their modified terms.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(dollars in thousands)
Total non-performing loans	$101,999	$94,603	$93,370	$60,393	$84,856
TDRs on accrual	44,346	77,344	74,144	25,543	24,135

Total non-performing loans and TDRs on accrual	$146,345	$171,947	$167,514	$85,936	$108,991
Real estate acquired through foreclosure	30,892	43,671	41,449	67,635	14,548
Other repossessed assets	—	—	5	52	80

Total non-performing assets and TDRs on accrual	$177,237	$215,618	$208,968	$153,623	$123,619

Total non-performing loans and TDRs on accrual to total loans	20.63%	19.12%	14.75%	6.60%	7.71%
Total non-performing assets and TDRs on accrual to total assets	16.47%	18.55%	14.36%	8.91%	6.74%

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

We continue to report restructured loans as restructured until such time as the loan is paid in full, otherwise settled, sold, or charged-off. If the borrower fails to perform, we place the loan on nonaccrual status and seek to liquidate the underlying collateral for these loans. Our nonaccrual policy for restructured loans is identical to our nonaccrual policy for all loans. Our policy calls for a loan to be reported as nonaccrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest has been in default for a period of 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses. Upon determination that a loan is collateral dependent, the loan is charged down to the fair value of collateral less estimated costs to sell.

See Footnote 4, “Loans”, to the financial statements for additional disclosure related to troubled debt restructuring.

Interest income that would have been earned on non-performing loans was $5.6 million, $4.9 million, and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. Interest income recognized on accruing non-performing loans was $895,000, $460,000, and $611,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balances at beginning of period	$56,680	$52,579	$34,285	$26,392	$19,652

Loans charged-off:
Real estate	28,879	31,437	38,538	19,261	6,519
Commercial	2,828	3,784	4,197	2,675	301
Consumer	773	1,130	1,070	496	875
Agriculture	128	1,164	841	29	36

Total charge-offs	32,608	37,515	44,646	22,461	7,731

Recoveries:
Real estate	1,622	1,040	184	114	133
Commercial	1,212	129	69	28	55
Consumer	266	125	87	104	76
Agriculture	252	72	—	8	7

Total recoveries	3,352	1,366	340	254	271

Net charge-offs	29,256	36,149	44,306	22,207	7,460

Provision for loan losses	700	40,250	62,600	30,100	14,200

Balance at end of period	$28,124	$56,680	$52,579	$34,285	$26,392

Allowance for loan losses to period-end loans	3.96%	6.30%	4.63%	2.63%	1.87%
Net charge-offs to average loans	3.71%	3.50%	3.56%	1.64%	0.54%
Allowance for loan losses to non-performing loans	27.57%	59.91%	56.31%	56.77%	31.10%
Allowance for loan losses for loans individually evaluated for impairment	$3,471	$21,034	$12,314	$5,119	$5,453
Loans individually evaluated for impairment	149,883	188,808	150,727	71,726	106,139
Allowance for loan losses to loans individually evaluated for impairment	2.32%	11.14%	8.17%	7.14%	5.14%
Allowance for loan losses for loans collectively evaluated for impairment	$24,653	$35,646	$40,265	$29,166	$20,939
Loans collectively evaluated for impairment	559,443	710,284	985,296	1,230,942	1,306,779
Allowance for loan losses to loans collectively evaluated for impairment	4.41%	5.02%	4.09%	2.37%	1.60%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves.

We maintain a general reserve for each loan type in the loan portfolio. In determining the amount of the general reserve portion of our allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, loan quality grades, the results of recent regulatory examinations and general economic conditions. Based on these factors, we apply estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when based on current information; it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10, “Impairment of a Loan.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and classification as discussed above. At year-end 2013, our allowance for loan losses to total non-performing loans decreased to 27.6% from 59.9% at year-end 2012. It is important to look more closely at this ratio as a significant portion of our impaired loans are collateral dependent and have been charged down to the estimated fair value of the underlying collateral less cost to sell. Please see the next table for comparison and disclosure of our recorded investment less allocated allowance relative to the unpaid principal balance. We have assessed these impaired loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$116,740	$56,665	$143,228	$61,923
Prior charge-offs	(22,410)	(7,153)	(17,306)	(5,124)

Recorded investment	94,330	49,512	125,922	56,799
Allocated allowance	(2,345)	(827)	(16,046)	(4,641)

Recorded investment, less allocated allowance	$91,985	$48,685	$109,876	$52,158

Recorded investment, less allocated allowance/ Unpaid principal balance	81.09%	89.45%	78.13%	86.77%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments are significantly below the unpaid principal balance for the loans. Consideration of the recorded investment and allocated allowance further indicated, we are at 81.09% and 89.45% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at December 31, 2013.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	December 31, 2013			December 31, 2012
	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$47,883	$2,931	6.12%	$47,271	$4,139	8.76%
Commercial real estate	252,211	14,069	5.58	347,874	18,722	5.38
Residential real estate	225,851	6,935	3.07	272,460	11,594	4.26
Consumer	14,272	407	2.85	20,171	789	3.91
Agriculture	18,877	305	1.62	22,262	398	1.79
Other	349	6	1.72	246	4	1.63

Total	$559,443	$24,653	4.41%	$710,284	$35,646	5.02%

Loans collectively evaluated for impairment and the related allowance for loan losses trended downward from 5.02% at December 31, 2012 to 4.41% at December 31, 2013. The residential real estate segment constitutes approximately 40% of total loans collectively evaluated for impairment. The related allowance for the residential real estate segment trended downward from 4.26% at December 31, 2012 to 3.07% at December 31, 2013 as our net charge-offs declined from approximately $8.9 million in 2012 to $7.2 million in 2013. We also noted that residential housing prices improved over the past year as residential housing inventories declined. The commercial real estate segment constitutes approximately 45% of total loans collectively evaluated for impairment. The related allowance for the commercial real estate segment was largely consistent between years. It trended upward slightly from 5.38% at December 31, 2012 to 5.58% at December 31, 2013. This is consistent with our net charge-off experience in the commercial real estate segment of the portfolio which totaled approximately $21.5 million in 2012 to $20.0 million in 2013.

A significant portion of our portfolio is comprised of loans secured by real estate. A decline in the value of the real estate serving as collateral for our loans may impact our ability to collect those loans. In general, we obtain updated appraisals on property securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. We use qualified licensed appraisers approved by our Board of Directors. These appraisers possess prerequisite certifications and knowledge of the local and regional marketplace.

Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We decreased the allowance for loan losses as a percentage of loans outstanding to 3.96% at December 31, 2013 from 6.30% at December 31, 2012. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

In establishing the appropriate classification for specific assets, management considers, among other factors, the borrower’s ability to repay, the borrower’s repayment history, the current delinquent status, and the estimated value of the underlying collateral. -As a result of this process, loans are categorized as special mention, substandard or doubtful.

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

Specific reserves may be carried for accruing TDRs in compliance with restructured terms. Once a loan is deemed impaired or uncollectible as contractually agreed (other than performing TDRs), the loan is charged-off either partially or in-full against the allowance for loan losses, based upon the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of collateral less estimated cost to sell with respect to collateral-based loans if collateral dependent.

As of December 31, 2013, we had $189.6 million of loans classified as substandard, $5.9 million classified as special mention and none classified as doubtful or loss. This compares with $248.7 million of loans classified as substandard, $396,000 classified as doubtful, $34.7 million classified as special mention and none classified as loss as of December 31, 2012. The $59.1 million decrease in loans classified as substandard was primarily concentrated in the commercial real estate portfolio. As of December 31, 2013, we had allocations of $12.5 million in the allowance for loan losses related to these substandard loans. This compares to allocations of $34.0 million in the allowance for loan losses related to substandard loans at December 31, 2012.

We recorded a provision for loan losses of $700,000 for the year ended December 31, 2013, compared with $40.3 million for 2012 and $62.6 million for 2011. The total allowance for loan losses was $28.1 million, or 3.96% of total loans, at December 31, 2013, compared with $56.7 million, or 6.30% of total loans, at December 31, 2012, and $52.6 million, or 4.63% of total loans, at December 31, 2011. The decreased allowance is consistent with the decrease in our classified loans of $88.3 million from December 31, 2012 to December 31, 2013 and loan charge-off trends. Net charge-offs were $29.3 million for the year ended December 31, 2013, compared with $36.1 million for 2012 and $44.3 million for 2011. Charge-offs for 2013 were concentrated in the loans secured by real estate category of the portfolio. Real estate net charge-offs represents 93.17% of our net charge-offs for 2013. These net charge-offs consisted of $18.9 million of commercial real estate loans, $7.2 million of residential real estate loans, and $1.2 million of construction and land development loans.

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

	As of December 31,
	2013		2012
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$3,221	7.45%	$4,402	5.85%
Commercial Real Estate:
Construction	2,149	6.11	5,989	7.82
Farmland	1,623	10.04	2,600	8.99
Other	12,642	32.71	26,179	35.89
Residential Real Estate:
Multi-family	1,449	6.61	2,464	5.67
1-4 Family	6,313	32.21	13,771	30.95
Consumer	416	2.03	857	2.27
Agriculture	305	2.71	403	2.48
Other	6	0.13	15	0.08

Total	$28,124	100.00%	$56,680	100.00%

	As of December 31,
	2011		2010		2009
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$4,207	6.27%	$2,147	6.93%	$2,040	6.36%
Commercial Real Estate:
Construction	13,920	8.93	11,164	15.32	8,215	21.53
Farmland	2,023	8.01	702	6.56	643	5.94
Other	17,081	37.31	12,209	33.92	9,266	31.99
Residential Real Estate:
Multi-family	1,797	5.31	517	5.75	578	4.60
1-4 Family	12,420	29.70	6,707	27.13	4,662	25.08
Consumer	792	2.29	701	2.45	538	2.62
Agriculture	325	2.09	134	1.86	163	1.77
Other	14	0.09	4	0.08	5	0.11
Unallocated	—	—	—	—	282	—

Total	$52,579	100.0%	$34,285	100.00%	$26,392	100.00%

Foreclosed Properties – Foreclosed properties at December 31, 2013 were $30.9 million compared with $43.7 million at December 31, 2012. See Footnote 6, “Other Real Estate Owned”, to the financial statements. During 2013, we acquired $20.6 million of OREO properties and sold properties totaling approximately $30.8 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to OREO. In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser. Generally, we obtain updated appraisals annually unless a sale is imminent.

The following table presents the major categories of OREO at the year-ends indicated:

	2013	2012	2011
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$19,049	$22,323	$31,280
Farmland	690	602	715
Other	4,888	15,175	6,364
Residential Real Estate:
Multi-family	246	195	—
1-4 Family	6,019	5,376	3,090

	$30,892	$43,671	$41,449

Net activity relating to other real estate owned during the years indicated is as follows:

	2013	2012	2011
	(in thousands)
OREO Activity
OREO as of January 1	$43,671	$41,449	$67,635
Real estate acquired	20,606	33,528	41,917
Valuation adjustments for sales strategy change	—	—	(25,613)
Valuation adjustments for declining market values	(2,466)	(7,154)	(9,261)
Improvements	—	1	1,650
Loss on sale	(132)	(1,672)	(8,889)
Proceeds from sale of properties	(30,787)	(22,481)	(25,990)

OREO as of December 31	$30,892	$43,671	$41,449

Net loss on sales, write-downs, and operating expenses for OREO totaled $4.5 million for the year ended December 31, 2013, compared with $10.5 million for the same period of 2012.

We recorded approximately $3.4 million and $7.7 million of fair value write-downs related to new appraisals received for properties in the OREO portfolio during 2013 and 2012 respectively. We were successful in selling OREO totaling $30.9 million and $24.2 million during 2013 and 2012, respectively. We continue to have an elevated level of real estate secured non-performing loans. We expect to resolve a significant level of these non-performing loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $28.5 million, or 16.0%, to $207.0 million at December 31, 2013, compared with $178.5 million at December 31, 2012.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2013				December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$31,026	$284	$(1,444)	$29,866	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943	94,298	1,141	(257)	95,182
State and municipal	12,965	608	(28)	13,545	52,485	2,335	(87)	54,733
Corporate	18,002	769	(610)	18,161	18,851	1,150	(37)	19,964
Other debt	572	60	—	632	572	46	—	618
Equity	135	62	—	197	1,359	487	—	1,846

Total available for sale	$165,135	$2,241	$(4,032)	$163,344	$173,168	$5,689	$(381)	$178,476

Securities held to maturity
State and municipal	$43,612	$3	$(668)	$42,947	$—	$—	$—	$—

Total held to maturity	$43,612	$3	$(668)	$42,947	$—	$—	$—	$—

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2013:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$3,337	2.53%	$6,293	2.82%	$20,236	2.20%	$29,866	2.36%
Agency mortgage-backed: residential	—	—	356	5.38	2,468	2.56	98,119	2.38	100,943	2.39
State and municipal	686	6.39	2,427	5.14	10,063	5.08	369	6.19	13,545	5.23
Corporate bonds	—	—	5,724	5.77	1,124	5.14	11,313	2.19	18,161	3.36
Other debt	—	—	—	—	—	—	632	6.50	632	6.50

Total	$686	6.39%	$11,844	4.72%	$19,948	4.04%	$130,669	2.36%	$163,147	2.73%

Equity									197

Total available for sale									$163,344

The following table sets forth the contractual maturities, amortized cost and weighted-average yields for our held to maturity securities held at December 31, 2013:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
State and municipal	$—	—%	$293	1.55%	$20,092	3.48%	$23,227	4.48%	$43,612	4.00%

Total held to maturity	$—	—%	$293	1.55%	$20,092	3.48%	$23,227	4.48%	$43,612	4.00%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2013, 97.3% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 23.1 years.

In December 2011, based upon relevant market information, we determined that our basis in twelve equity securities with an unrealized loss position for more the 12 months was not recoverable in the near term. Therefore, during 2011, we recorded an other-than-temporary impairment charge totaling $41,000 for these securities which had an adjusted cost basis of $206,000. No such impairment charges were recorded in 2012 or 2013.

At December 31, 2013, the Company held one equity security. This security was in an unrealized gain position as of December 31, 2013. Management monitors the underlying financial condition of the issuers and current market pricing for this equity security monthly.

In 2013, to better manage our interest rate risk, we transferred from available for sale to held to maturity selected municipal securities in our portfolio having a book value of approximately $44.9 million, a market value of approximately $43.7, and a net unrealized loss of approximately $1.3 million. This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, including brokered and wholesale deposits, which are more responsive to market interest rates. We use forecasts based on interest rate risk simulations to assist management in monitoring our use of certificates of deposit and other deposit products as funding sources and the impact of their use on interest income and net interest margin in various rate environments. Our remaining brokered deposits matured during 2013. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2013, total deposits decreased $77.4 million compared with 2012. During 2012, total deposits decreased $258.7 million compared with 2011. The decrease in deposits for 2013 and 2012 was primarily in certificates of deposit balances and money market accounts.

To evaluate our funding needs in light of deposit trends resulting from continually changing conditions, we evaluate simulated performance reports that forecast changes in margins along with other pertinent economic data. We continue to offer attractively priced deposit products along our product line to allow us to retain deposit customers and reduce interest rate risk during various rising and falling interest rate cycles.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$106,153		$113,325		$106,769
Interest Checking	84,917	0.23%	89,820	0.37%	89,103	0.74%
Money Market	69,842	0.50	63,212	0.49	81,925	0.96
Savings	39,158	0.29	38,665	0.40	36,511	0.62
Certificates of Deposit	703,982	1.35	912,061	1.52	1,120,154	1.65

Total Deposits	$1,004,052		$1,217,083		$1,434,462

Weighted Average Rate		1.01%		1.20%		1.40%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$405,758	1.28%	$478,502	1.40%	$569,667	1.59%
$100,000 or more	298,224	1.44	433,559	1.64	550,487	1.71

Total	$703,982	1.35%	$912,061	1.52%	$1,120,154	1.65%

The following table shows at December 31, 2013 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period
Three months or less	$38,062
Three months through six months	30,559
Six months through twelve months	108,079
Over twelve months	118,265

Total	$294,965

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, and substantially all of our first mortgage residential loans. At December 31, 2013, we had $4.5 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $18.7 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2013	2012	2011
	(dollars in thousands)
Average balance outstanding	$4,990	$6,325	$15,315
Maximum amount outstanding at any month-end during the period	5,517	7,015	38,937
End of period balance	4,492	5,604	7,116
Weighted average interest rate:
At end of period	3.07%	3.21%	3.31%
During the period	3.15%	3.27%	3.51%

Subordinated Capital Note – At December 31, 2013, our bank subsidiary, PBI Bank, had a subordinated capital note outstanding in the amount of $5.9 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced. The note matures July 1, 2020. At December 31, 2013, the interest rate on this note was 3.25%.

Junior Subordinated Debentures – At December 31, 2013, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)				(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	6/17/2009	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	3/1/2012	3-month LIBOR + 1.67%	14,434	3/1/2037
Asencia Statutory Trust I	3,000	2/13/2004	3/17/2009	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	As of December 31, 2013, the 3-month LIBOR was 0.25%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

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

Deferring interest payments on our junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. We are prohibited from paying cash dividends on our common stock until such time as we have paid all deferred distributions on our trust preferred securities.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. The new quantitative limits were effective March 31, 2011. As of December 31, 2013, Porter Bancorp’s trust preferred securities totaled 25% of its Tier 1 capital and 43% of its Tier 2 capital.

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At December 31, 2013 we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2013, we had an unused borrowing capacity with the FHLB of $18.7 million. After December 31, 2011, as a result of our financial results, the FHLB changed our collateral arrangements from a blanket pledge of residential mortgage loans to a detailed loan listing requirement. Our borrowing capacity under the detailed loan listing requirement is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The listing requirement also increases the level of collateral required for borrowings.

We also have available on a secured basis federal funds borrowing lines from correspondent banks totaling $5.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future, however, the availability of these lines could be affected by our financial position. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We have used cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. Porter Bancorp’s main sources of funding include dividends paid by PBI Bank, management fees received from PBI Bank and affiliated banks and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010 to $2.7 million at December 31, 2013. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2013, are needed to cover ongoing operating expenses of the parent company which have been reduced and are budgeted at $950,000 for 2014. Parent company liquidity could be improved if a capital raise was accomplished. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock. As a result of the dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes with resulted in a deferral of distributions on our trust preferred securities. Therefore, we will not be able to pay cash dividends on our common stock until such time that we have paid all deferred distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest and resume quarterly interest payments or we will be in default.

Stockholders’ equity decreased $11.3 million to $35.9 million at December 31, 2013, compared with $47.2 million at December 31, 2012. The decrease was due to the current year net loss, further reduced by $1.9 million of dividends declared (accrued and unpaid) on cumulative preferred stock and an increase in unrealized loss on available for sale securities.

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

On November 21, 2008, we issued to the U.S. Treasury 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share in exchange for aggregate consideration of $35.0 million. The warrant is immediately exercisable and has a 10-year term. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly. The annual dividend rate increased from 5% to 9% beginning in November 2013. The Series A Preferred Stock is non-voting (except when required by law) and after issuance may be redeemed by the Company at $1,000 per share plus accrued unpaid dividends. Accrued and unpaid dividends on our Series A Preferred Stock, plus accrued and unpaid interest on those dividends, totaled $4.3 million at December 31, 2013.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2014, the amount available to be paid by PBI Bank to Porter Bancorp would be 2014 earnings to date. However, PBI Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp and PBI Bank at December 31, 2013:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	7.34%	9.35%
Total risk-based capital	8.0	10.0	12.0%	11.03	11.44
Tier 1 leverage ratio	4.0	5.0	9.0	4.95	6.28

At December 31, 2013, PBI Bank’s Tier 1 leverage ratio was 6.28% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio was 11.44% which is below the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not maintain minimum capital levels or meet the other terms of a consent order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$24,717	$22,359	$2,235	$12,100	$61,411
Standby letters of credit	1,998	—	500	—	2,498

Total	$26,715	$22,359	$2,735	$12,100	$63,909

Standby Letters of Credit – Standby letters of credit are written conditional commitments we issue to guarantee the performance of a borrower to a third party. If the borrower does not perform in accordance with the terms of the agreement with the third party, we may be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the borrower. Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2013:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$431,601	$224,846	$23,481	$24	$679,952
FHLB borrowing (1)	776	1,290	810	1,616	4,492
Subordinated capital note	900	1,800	1,800	1,350	5,850
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$433,277	$227,936	$26,091	$27,990	$715,294

(1)	Fixed rate mortgage-matched borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2014 through 2033, averaging 3.07%.

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

Our interest sensitivity profile was asset sensitive at December 31, 2013 and December 31, 2012. Given an instantaneous 100 basis point increase in interest rates our base net interest income would increase by an estimated 2.5% at December 31, 2013 compared with an increase of 4.0% at December 31, 2012.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2013, as calculated using the static shock model approach:

	Change in Future Net Interest Income
Change in Interest Rates	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$1,317	4.85%
+ 100 basis points	666	2.45

We did not run a model simulation for declining interest rates as of December 31, 2013, because the Federal Reserve’s federal funds target rate currently stands between 0.00% to 0.25%. Therefore, further short-term rate reductions are not practical. As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$103,669	$—	$—	$—	$—	$—	$103,669
Investment securities	22,949	4,496	8,075	65,237	103,077	3,122	206,956
FHLB stock	10,072	—	—	—	—	—	10,072
Loans held for sale	149	—	—	—	—	—	149
Loans, net of allowance	245,336	55,836	81,536	206,152	120,466	(28,124)	681,202
Fixed and other assets	—	—	—	—	—	74,072	74,072

Total assets	$382,175	$60,332	$89,611	$271,389	$223,543	$49,071	$1,076,121

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$200,267	$—	$—	$—	$—	$—	$200,267
Certificates of deposit	92,791	93,567	242,368	249,501	1,725	—	679,952
Borrowed funds	33,508	186	363	2,683	1,072	—	37,812
Other liabilities	—	—	—	—	—	122,159	122,159
Stockholders’ equity	—	—	—	—	—	35,931	35,931

Total liabilities and stockholders’ equity	$326,566	$93,753	$242,731	$252,184	$2,490	$158,397	$1,076,121

Period gap	$55,609	$(33,421)	$(153,120)	$19,205	$220,746

Cumulative gap	$55,609	$22,188	$(130,932)	$(111,727)	$109,019

Period gap to total assets	5.17%	(3.11)%	(14.23)%	1.78%	20.51%

Cumulative gap to total assets	5.17%	2.06%	(12.17)%	(10.38)%	10.13%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	117.03%	105.28%	80.25%	87.79%	111.88%

Our one-year cumulative gap position as of December 31, 2013 was negative $130.9 million or 12.2% of assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Porter Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of; our principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

/s/ John T. Taylor	/s/ Phillip W. Barnhouse
John T. Taylor Chief Executive Officer	Phillip W. Barnhouse Chief Financial Officer

March 14, 2014

..

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2013, 2012 and 2011, largely as a result of asset impairments. In addition, the Company’s bank subsidiary is not in compliance with a regulatory enforcement order issued by its primary federal regulator requiring, among other things, increased minimum regulatory capital ratios. Additional losses or the continued inability to comply with the regulatory enforcement order may result in additional adverse regulatory action. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath, LLP

Louisville, Kentucky

March 14, 2014

PORTER BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2013	2012
Assets
Cash and due from financial institutions	$109,407	$46,512
Federal funds sold	1,727	3,060

Cash and cash equivalents	111,134	49,572
Securities available for sale	163,344	178,476
Securities held to maturity (fair value of $42,947 and $0, respectively)	43,612	—
Mortgage loans held for sale	149	507
Loans, net of allowance of $28,124 and $56,680, respectively	681,202	842,412
Premises and equipment	19,983	20,805
Other real estate owned	30,892	43,671
Federal Home Loan Bank stock	10,072	10,072
Bank owned life insurance	8,911	8,398
Accrued interest receivable and other assets	6,822	8,718

Total assets	$1,076,121	$1,162,631

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$107,486	$114,310
Interest bearing	880,219	950,749

Total deposits	987,705	1,065,059
Repurchase agreements	2,470	2,634
Federal Home Loan Bank advances	4,492	5,604
Accrued interest payable and other liabilities	14,673	10,169
Subordinated capital note	5,850	6,975
Junior subordinated debentures	25,000	25,000

Total liabilities	1,040,190	1,115,441
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized
Series A - 35,000 issued and outstanding; Liquidation preference of $35 million at December 31, 2013 and 2012	35,000	34,840
Series C – 317,042 issued and outstanding; Liquidation preference of $3.6 million at December 31, 2013 and 2012	3,283	3,283

Total preferred stockholders’ equity	38,283	38,123

Common stock, no par, 86,000,000 shares authorized, 12,840,999 and 12,002,421 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	20,887	20,283
Retained deficit	(130,182)	(126,517)
Accumulated other comprehensive income (loss)	(5,293)	3,065

Total common stockholders’ equity	(2,352)	9,067

Total stockholders’ equity	35,931	47,190

Total liabilities and stockholders’ equity	$1,076,121	$1,162,631

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2013	2012	2011
Interest income
Loans, including fees	$38,015	$52,918	$67,679
Taxable securities	3,706	3,333	4,008
Tax exempt securities	933	887	1,123
Federal funds sold and other	574	591	744

	43,228	57,729	73,554

Interest expense
Deposits	10,137	14,623	20,147
Federal Home Loan Bank advances	157	207	537
Junior subordinated debentures	622	671	632
Subordinated capital note	221	266	283
Federal funds purchased and other	6	7	440

	11,143	15,774	22,039

Net interest income	32,085	41,955	51,515
Provision for loan losses	700	40,250	62,600

Net interest income (loss) after provision for loan losses	31,385	1,705	(11,085)
Non-interest income
Service charges on deposit accounts	2,058	2,239	2,609
Income from fiduciary activities	517	1,177	993
Bank card interchange fees	718	727	668
Other real estate owned rental income	399	420	200
Net gain on sales of securities	723	3,236	1,108
Income from bank owned life insurance	534	312	314
Other	970	1,479	1,941

	5,919	9,590	7,833

Non-interest expense
Salaries and employee benefits	15,501	16,648	15,218
Occupancy and equipment	3,583	3,642	3,729
Goodwill impairment	—	—	23,794
Loan collection expense	4,707	2,442	2,509
Other real estate owned expense	4,516	10,549	47,525
FDIC insurance	2,378	2,835	3,470
State franchise tax	1,944	2,174	2,228
Professional fees	1,892	1,985	1,392
Communications	711	710	678
Borrowing prepayment fees	—	—	486
Insurance expense	648	373	172
Postage and delivery	423	454	485
Other	2,587	2,480	2,587

	38,890	44,292	104,273

Loss before income taxes	(1,586)	(32,997)	(107,525)
Income tax expense (benefit)	—	(65)	(218)

Net loss	(1,586)	(32,932)	(107,307)
Less:
Dividends on preferred stock	1,919	1,750	1,750
Accretion on Series A preferred stock	160	179	177
(Earnings) loss allocated to participating securities	(267)	(1,429)	(4,080)

Net loss attributable to common shareholders	$(3,398)	$(33,432)	$(105,154)

Basic and diluted loss per common share	$(0.29)	$(2.85)	$(8.98)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years Ended December 31,

(in thousands)

	2013	2012	2011
Net income (loss)	$(1,586)	$(32,932)	$(107,307)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period (net of tax of $0, $0, and $1,457, respectively)	(7,635)	2,137	2,705
Reclassification of other than temporary impairment (net of tax of $0, $0, and $14, respectively)	—	—	27
Reclassification of amount realized through sales (net of tax of $0, $0, and $388, respectively)	(723)	(3,236)	(720)

Other comprehensive income (loss)	(8,358)	(1,099)	2,012

Comprehensive loss	$(9,944)	$(34,031)	$(105,295)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares				Amount
	Common	Series A Preferred	Series B Preferred	Series C Preferred	Common	Series A Preferred	Series B Preferred	Series C Preferred	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2010	11,846,107	35,000	—	317,042	$112,236	$34,484	$—	$3,283	$19,438	$17,822	$2,152	$189,415
Issuance of unvested stock	2,800	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(24,435)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	403	—	—	403
Net loss	—	—	—	—	—	—	—	—	—	(107,307)	—	(107,307)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	2,012	2,012
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Dividends on Series C preferred stock ($0.02 per share)	—	—	—	—	—	—	—	—	—	(7)	—	(7)
Accretion of Series A preferred stock discount	—	—	—	—	—	177	—	—	—	(177)	—	—
Cash dividends declared ($0.02 per share)	—	—	—	—	—	—	—	—	—	(237)	—	(237)

Balances, December 31, 2011	11,824,472	35,000	—	317,042	$112,236	$34,661	$—	$3,283	$19,841	$(91,656)	$4,164	$82,529
Issuance of unvested stock	191,140	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(13,191)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	442	—	—	442
Net loss	—	—	—	—	—	—	—	—	—	(32,932)	—	(32,932)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,099)	(1,099)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Accretion of Series A preferred stock discount	—	—	—	—	—	179	—	—	—	(179)	—	—

Balances, December 31, 2012	12,002,421	35,000	—	317,042	$112,236	$34,840	$—	$3,283	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	875,569	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(36,991)	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	604	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	(1,586)	—	(1,586)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(8,358)	(8,358)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	(1,919)	—	(1,919)
Accretion of Series A preferred stock discount	—	—	—	—	—	160	—	—	—	(160)	—	—

Balances, December 31, 2013	12,840,999	35,000	—	317,042	$112,236	$35,000	$—	$3,283	$20,887	$(130,182)	$(5,293)	$35,931

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2013	2012	2011
Cash flows from operating activities
Net loss	$(1,586)	$(32,932)	$(107,307)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	2,017	2,288	2,389
Provision for loan losses	700	40,250	62,600
Net amortization on securities	2,132	3,335	1,552
Goodwill impairment charge	—	—	23,794
Stock-based compensation expense	604	442	436
Deferred income taxes	—	—	12,958
Net gain on sales of loans originated for sale	(87)	(338)	(713)
Loans originated for sale	(4,035)	(16,365)	(24,881)
Proceeds from sales of loans originated for sale	4,469	16,827	24,649
Net loss on sales of other real estate owned	132	1,672	8,889
Net write-down of other real estate owned	2,466	7,154	34,874
Net realized gain on sales of investment securities	(723)	(3,236)	(1,067)
Earnings on bank owned life insurance, net of premium expense	(513)	(292)	(301)
Net change in accrued interest receivable and other assets	1,364	16,150	(7,062)
Net change in accrued interest payable and other liabilities	2,585	791	(575)

Net cash from operating activities	9,525	35,746	30,235
Cash flows from investing activities
Purchases of available for sale securities	(72,814)	(162,840)	(123,609)
Sales of available for sale securities	8,061	93,199	50,318
Maturities and prepayments of available for sale securities	26,506	48,800	23,378
Proceeds from sale of other real estate owned	30,772	21,940	14,142
Improvements to other real estate owned	—	(1)	(1,650)
Loan originations and payments, net	139,548	167,272	92,190
Purchases of premises and equipment, net	(281)	(511)	(332)

Net cash from investing activities	131,792	167,859	54,437

Cash flows from financing activities
Net change in deposits	(77,354)	(258,704)	(143,905)
Net change in repurchase agreements	(164)	896	(9,878)
Repayment of Federal Home Loan Bank advances	(1,112)	(1,512)	(32,906)
Advances from Federal Home Loan Bank	—	—	25,000
Repayment of subordinated capital note	(1,125)	(675)	(900)
Cash dividends paid on preferred stock	—	—	(1,319)
Cash dividends paid on common stock	—	—	(237)

Net cash from financing activities	(79,755)	(259,995)	(164,145)

Net change in cash and cash equivalents	61,562	(56,390)	(79,473)
Beginning cash and cash equivalents	49,572	105,962	185,435

Ending cash and cash equivalents	$111,134	$49,572	$105,962

Supplemental cash flow information:
Interest paid	$10,711	$15,402	$22,218
Income taxes paid (refunded)	—	(12,726)	2,000
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$20,606	$33,528	$41,917
Financed sales of other real estate owned	15	541	11,848
Transfer from available for sale to held to maturity securities	44,934	—	—
AOCI component of transfer from available for sale to held to maturity	(1,281)	—	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, 2012 and 2011

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

Securities – Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determined fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Consumer and credit card loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is not expected.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses – The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. We estimate the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in our judgment, should be charged off.

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on our actual loss history experienced over the most recent three years with weighting towards the most recent periods. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies, procedures, and practices; effects of any change in risk selection and underwriting standards; national and local economic trends and conditions; industry conditions; trends in volume and terms of loans; experience, ability and depth of lending management and other relevant staff; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; and effects of changes in credit concentrations.

A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses. We identified the following portfolio segments: commercial, commercial real estate, residential real estate, consumer, agricultural, and other.

•

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

•

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

•

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

•

Consumer loans are dependent on local economies. Consumer loans are generally secured by consumer assets, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

•

Agriculture loans are dependent on the industries tied to these loans and are generally secured by livestock, crops, and/or equipment, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

•

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

Intangible Assets – Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and trust account intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives, which range from 7 to 10 years.

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

Comprehensive Loss – Comprehensive loss consists of net income and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

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

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share are net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the dilutive effect of additional potential common shares issuable under stock options and warrants. Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

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

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. (See Note 24 for more specific disclosure.)

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

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net loss or stockholders’ equity.

NOTE 2 – GOING CONCERN CONSIDERATIONS AND FUTURE PLANS

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note create substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2013, we reported a net loss to common shareholders of $3.4 million. This loss coupled with the comprehensive loss for the year reduced shareholders equity to $35.9 million, from $47.2 million at the end of 2012. This reduction was attributable primarily to OREO expense of $4.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense, along with $4.7 million in loan collection expenses. The reduction was also attributable to a reduction in the fair value of securities of $8.4 million, net, as well as the accrual of dividends and accretion to preferred shareholders of $2.1 million. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. Net loss to common shareholders of $3.4 million, for the year ended December 31, 2013, compares with net loss to common shareholders of $33.4 million for year ended December 31, 2012. This loss coupled with the other comprehensive loss on securities of $1.1 million reduced shareholders equity to $47.2 million at December 31, 2012, from $82.5 million at the end of 2011.

At December 31, 2013, we continued to be involved in various legal proceedings in which we dispute the material factual allegations. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 24 – “Contingencies”.

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

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock. At December 31, 2013, cumulative accrued and unpaid dividends on this stock totaled $4.3 million. The dividend rate increased from 5% annually to 9% in November 2013. As a result of the dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We continue to accrue deferred dividends, which are deducted from income to common shareholders for financial statement purposes. Dividends are expected to increase to $ 3.2 million for 2014.

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan.

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2013, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•

Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders. We have engaged a financial advisor to assist our Board in evaluating our options for increasing capital and redeeming our Series A Preferred Stock.

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy may require us to continue to reduce the size of our balance sheet, reduce our lending concentrations, consider selling loans, and reduce other noninterest expense through the disposition of OREO.

•

Continuing with succession planning and adding resources to the management team. John T. Taylor was named President and CEO for PBI Bank and appointed to the Board of Directors in July 2012. Mr. Taylor succeeded Maria Bouvette as CEO of the Company in 2013. John R. Davis was appointed Chief Credit Officer of PBI Bank in August 2012, with responsibility for establishing and executing the credit quality policies and overseeing credit administration for the organization. We have augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

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

•

We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010, to $1.1 billion at December 31, 2011, to $899.1 million at December 31, 2012, and $709.3 million at December 31, 2013.

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We are now in compliance as construction and development loans totaled $43.3 million, or 52% of total risk-based capital, at December 31, 2013, down from $70.3 million, or 82% of total risk-based capital, at December 31, 2012.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. While we have made significant progress over the last year, we were not in compliance with this concentration limit at December 31, 2013. These loans totaled $237.0 million, or 284% of total risk-based capital, at December 31, 2013 and $311.1 million, or 362% of total risk-based capital, at December 31, 2012.

•

We are working to reduce our loan concentrations by curtailing new construction and development lending and new non-owner occupied commercial real estate lending. We are also receiving principal reductions from amortizing credits and pay-downs from our customers who sell properties built for resale. We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $43.3 million at December 31, 2013. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $237.0 million at December 31, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO in 2012, 2011, and 2010. This trend has continued at a slower pace in 2013. The Bank acquired $33.5 million, $41.9 million, and $90.8 million during 2012, 2011, and 2010, respectively. For the year ended December 31, 2013, we acquired $20.6 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $9.3 million, $42.8 million, and $13.9 million in 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the year ended December 31, 2013, we incurred OREO losses totaling $2.6 million, which consisted of $132,000 in loss on sale and $2.5 million from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. We are targeting multiple sales opportunities through internal marketing and the use of brokers, auctions, technology sales platforms, and bulk sale strategies. Proceeds from the sale of OREO totaled $30.8 million during the year ended December 31, 2013 and $22.5 million, $26.0 million and $25.0 million during 2012, 2011, and 2010, respectively.

•

At December 31, 2012, the OREO portfolio consisted of 51% construction, development, and land assets. At December 31, 2013, this concentration increased to 62%; however, the balance decreased from $22.9 million to $19.2 million. This is consistent with our reduction of construction, development and other land loans, which have declined to $43.3 million at December 31, 2013 compared with $70.3 million at December 31, 2012. Commercial real estate represents 19% of the OREO portfolio at December 31, 2013 compared with 35% at December 31, 2012. 1-4 family residential properties represent 16% of the OREO portfolio at December 31, 2013 compared with 12% at December 31, 2012.

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

NOTE 3 – SECURITIES

The fair value of available for sale and held to maturity securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2013
Available for sale
U.S. Government and federal agency	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943
State and municipal	12,965	608	(28)	13,545
Corporate bonds	18,002	769	(610)	18,161
Other debt securities	572	60	—	632

Total debt securities	165,000	2,179	(4,032)	163,147
Equity	135	62	—	197

Total available for sale	$165,135	$2,241	$(4,032)	$163,344

Held to maturity
State and municipal	$43,612	$3	$(668)	$42,947

Total held to maturity	$43,612	$3	$(668)	$42,947

December 31, 2012
Available for sale
U.S. Government and federal agency	$5,603	$530	$—	$6,133
Agency mortgage-backed: residential	94,298	1,141	(257)	95,182
State and municipal	52,485	2,335	(87)	54,733
Corporate bonds	18,851	1,150	(37)	19,964
Other debt securities	572	46	—	618

Total debt securities	171,809	5,202	(381)	176,630
Equity	1,359	487	—	1,846

Total	$173,168	$5,689	$(381)	$178,476

Sales and calls of available for sale securities were as follows:

	2013	2012	2011
	(in thousands)
Proceeds	$8,061	$93,199	$50,318
Gross gains	873	3,543	1,108
Gross losses	150	307	—

The tax provision related to these net gains and losses realized on sales were $253,000, $1.1 million, and $388,000, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed, are shown separately.

	December 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,306	$14,693
One to five years	13,269	14,300
Five to ten years	33,418	32,579
Beyond ten years	572	632
Agency mortgage-backed: residential	102,435	100,943

Total	$165,000	$163,147

Held to maturity
One to five years	$797	$792
Five to ten years	37,411	36,854
Beyond ten years	5,404	5,301

Total	$43,612	$42,947

Securities pledged at year-end 2013 and 2012 had carrying values of approximately $84.2 million and $76.4 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2013
Available for sale
U.S. Government and federal agency	$24,129	$(1,444)	$—	$—	$24,129	$(1,444)
Agency mortgage-backed: residential	58,257	(1,672)	10,344	(278)	68,601	(1,950)
State and municipal	458	(28)	—	—	458	(28)
Corporate bonds	11,313	(610)	—	—	11,313	(610)

Total temporarily impaired	$94,157	$(3,754)	$10,344	$(278)	$104,501	$(4,032)

Held to maturity
State and municipal	39,743	(654)	1,031	(14)	40,774	(668)

Total temporarily impaired	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

2012
Available for sale
Agency mortgage-backed: residential	$23,375	$(257)	$—	$—	$23,375	$(257)
State and municipal	7,961	(87)	—	—	7,961	(87)
Corporate bonds	3,777	(37)	—	—	3,777	(37)
Equity securities	2	—	—	—	2	—

Total temporarily impaired	$35,115	$(381)	$—	$—	$35,115	$(381)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2013, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

At December 31, 2013, the Company held one equity security. This security was in an unrealized gain position as of December 31, 2013. Management monitors the underlying financial condition of the issuers and current market pricing for this equity security monthly.

In 2013, to better manage our interest rate risk, we transferred from available for sale to held to maturity selected municipal securities in our portfolio having a book value of approximately $44.9 million, a market value of approximately $43.7 million, and a net unrealized loss of approximately $1.3 million. This transfer was completed after careful consideration of our intent and ability to hold these securities to maturity.

NOTE 4 – LOANS

Loans at year-end by class were as follows:

	2013	2012
	(in thousands)
Commercial	$52,878	$52,567
Commercial Real Estate:
Construction	43,326	70,284
Farmland	71,189	80,825
Other	232,026	322,687
Residential Real Estate:
Multi-family	46,858	50,986
1-4 Family	228,505	278,273
Consumer	14,365	20,383
Agriculture	19,199	22,317
Other	980	770

Subtotal	709,326	899,092
Less: Allowance for loan losses	(28,124)	(56,680)

Loans, net	$681,202	$842,412

Activity in the allowance for loan losses for the years indicated was as follows:

	2013	2012	2011
	(in thousands)
Beginning balance	$56,680	$52,579	$34,285
Provision for loan losses	700	40,250	62,600
Loans charged-off	(32,608)	(37,515)	(44,646)
Loan recoveries	3,352	1,366	340

Ending balance	$28,124	$56,680	$52,579

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	435	1,691	(1,261)	66	(222)	(9)	700
Loans charged off	(2,828)	(21,176)	(7,703)	(773)	(128)	—	(32,608)
Recoveries	1,212	1,131	491	266	252	—	3,352

Ending balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	3,850	23,275	10,884	1,070	1,170	1	40,250
Loans charged off	(3,784)	(22,366)	(9,071)	(1,130)	(1,164)	—	(37,515)
Recoveries	129	835	205	125	72	—	1,366

Ending balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$290	$2,345	$827	$9	$—	$—	$3,471
Collectively evaluated for impairment	2,931	14,069	6,935	407	305	6	24,653

Total ending allowance balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124

Loans:
Loans individually evaluated for impairment	$4,995	$94,330	$49,512	$93	$322	$631	$149,883
Loans collectively evaluated for impairment	47,883	252,211	225,851	14,272	18,877	349	559,443

Total ending loans balance	$52,878	$346,541	$275,363	$14,365	$19,199	$980	$709,326

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

Impaired Loans

Impaired loans include restructured loans and loans on nonaccrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss had been provided.

	2013	2012	2011
	(in thousands)
Average of impaired loans during the year	$169,324	$175,828	$95,331
Interest income recognized during impairment	3,291	3,976	2,594
Cash basis interest income recognized	958	355	412

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,131	$1,533	$—	$1,622	$30	$30
Commercial real estate:
Construction	64	38	—	467	164	164
Farmland	4,074	3,898	—	4,259	268	268
Other	1,568	1,404	—	1,724	367	366
Residential real estate:
Multi-family	444	392	—	541	3	3
1-4 Family	11,011	10,083	—	11,533	115	116
Consumer	9	9	—	21	—	—
Agriculture	401	322	—	213	—	—
Other	14	13	—	10	11	11
With An Allowance Recorded:
Commercial	3,734	3,462	290	3,905	99	—
Commercial real estate:
Construction	10,409	9,264	218	20,173	88	—
Farmland	6,117	4,238	65	5,579	37	—
Other	94,508	75,488	2,062	77,726	1,324	—
Residential real estate:
Multi-family	13,883	12,117	393	13,121	208	—
1-4 Family	31,327	26,920	434	27,755	557	—
Consumer	84	84	9	134	3	—
Agriculture	—	—	—	2	—	—
Other	861	618	—	539	17	—

Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Other	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Other	100,289	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	32,835	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—

Total	$211,510	$188,808	$21,034	$175,828	$3,976	$355

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2013 and 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2013
Commercial
Rate reduction	$1,933	$—	$1,933
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	275	6,345	6,620
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	—	2,365	2,365
Other
Rate reduction	22,457	21,235	43,692
Principal deferral	691	—	691
Interest only payments	2,439	1,489	3,928
Residential Real Estate:
Multi-family
Rate reduction	4,354	6,655	11,009
Interest only payments	641	—	641
1-4 Family
Rate reduction	10,312	7,958	18,270
Consumer
Rate reduction	84	—	84
Other
Rate reduction	511	—	511

Total TDRs	$44,346	$46,916	$91,262

December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Principal deferral	887	—	887
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	4,834	4,459	9,293
Farmland
Rate reduction	150	—	150
Principal deferral	725	2,438	3,163
Other
Rate reduction	36,515	22,631	59,146
Principal deferral	1,195	—	1,195
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	13,087	—	13,087
Interest only payments	652	—	652
1-4 Family
Rate reduction	14,323	7,871	22,194
Consumer
Rate reduction	14	—	14
Other
Rate reduction	524	—	524

Total TDRs	$77,344	$40,464	$117,808

At December 31, 2013 and 2012, 49% and 66%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2.9 million and $15.1 million as of December 31, 2013 and 2012, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend additional amounts totaling $261,000 and $259,000 as of December 31, 2013 and 2012, respectively, to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the twelve months ended December 31, 2013 and 2012:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2013
Commercial
Rate reduction	$34	$—	$34
Commercial Real Estate:
Construction
Rate reduction	—	1,291	1,291
Principal deferral	499	—	499
Other
Rate reduction	385	—	385
Residential Real Estate:
1-4 Family
Rate reduction	2,145	—	2,145
Consumer
Rate reduction	84	—	84

Total TDRs	$3,147	$1,291	$4,438

December 31, 2012
Commercial
Rate reduction	$1,972	$—	$1,972
Interest only payments	—	958	958
Commercial Real Estate:
Construction
Rate reduction	—	831	831
Farmland
Rate reduction	150	—	150
Other
Rate reduction	16,468	1,089	17,557
Principal deferral	1,194	—	1,194
Interest only payments	2,466	2,107	4,573
Residential Real Estate:
Multi-family
Rate reduction	12,805	—	12,805
1-4 Family
Rate reduction	7,514	—	7,514
Consumer
Rate reduction	14	—	14

Total TDRs	$42,583	$4,985	$47,568

As of December 31, 2013 and 2012, 71% and 90%, respectively, of the Company’s TDRs that occurred during 2013 and 2012, respectively, were performing in accordance with their modified terms. The Company has allocated $345,000 and $4.8 million, respectively, in reserves to customers whose loan terms have been modified during 2013 and 2012, respectively. For modifications occurring during the twelve months ended December 31, 2013 and 2012, the post-modification balances approximate the pre-modification balances.

During 2013 and 2012, approximately $1.3 million and $12.0 million of TDRs, respectively, defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. The defaults in 2013 were all construction loans, while the defaults in 2012 consisted of $6.6 million in commercial real estate loans, $3.2 million in construction loans, $1.2 million in 1-4 family residential real estate loans, and $958,000 in commercial loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2013 and 2012:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2013	2012	2013	2012
	(in thousands)
Commercial	$2,886	$2,437	$—	$36
Commercial Real Estate:
Construction	8,528	7,808	—	—
Farmland	7,844	10,030	—	—
Other	48,447	46,036	—	—
Residential Real Estate:
Multi-family	7,513	1,516	—	—
1-4 Family	26,098	26,501	230	50
Consumer	9	135	2	—
Agriculture	322	54	—	—
Other	120	—	—	—

Total	$101,767	$94,517	$232	$86

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2013 and 2012:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Other	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2012
Commercial	$1,279	$90	$36	$2,437	$3,842
Commercial Real Estate:
Construction	10,510	5,815	—	7,808	24,133
Farmland	922	58	—	10,030	11,010
Other	5,138	13,037	—	46,036	64,211
Residential Real Estate:
Multi-family	8,762	—	—	1,516	10,278
1-4 Family	11,145	1,221	50	26,501	38,917
Consumer	310	75	—	135	520
Agriculture	153	7	—	54	214
Other	—	—	—	—	—

Total	$38,219	$20,303	$86	$94,517	$153,125

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2013
Commercial	$35,438	$8,517	$329	$8,594	$—	$52,878
Commercial Real Estate:
Construction	16,706	10,771	2,277	13,572	—	43,326
Farmland	46,909	9,121	1,735	13,424	—	71,189
Other	93,327	51,522	734	86,443	—	232,026
Residential Real Estate:
Multi-family	16,506	17,320	—	13,032	—	46,858
1-4 Family	130,833	43,785	784	53,103	—	228,505
Consumer	12,718	968	6	673	—	14,365
Agriculture	16,742	1,802	—	655	—	19,199
Other	350	510	—	120	—	980

Total	$369,529	$144,316	$5,865	$189,616	$—	$709,326

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2012
Commercial	$27,085	$10,153	$6,495	$8,772	$62	$52,567
Commercial Real Estate:
Construction	26,085	21,713	3,647	18,839	—	70,284
Farmland	47,017	13,461	3,532	16,815	—	80,825
Other	122,603	66,223	14,955	118,635	271	322,687
Residential Real Estate:
Multi-family	18,387	14,637	—	17,962	—	50,986
1-4 Family	159,975	47,030	5,167	66,101	—	278,273
Consumer	17,232	2,211	35	842	63	20,383
Agriculture	19,256	1,467	869	725	—	22,317
Other	246	524	—	—	—	770

Total	$437,886	$177,419	$34,700	$248,691	$396	$899,092

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012
	(in thousands)
Land and buildings	$24,673	$24,860
Furniture and equipment	17,211	18,074

	41,884	42,934
Accumulated depreciation	(21,901)	(22,129)

	$19,983	$20,805

Depreciation expense was $1,043,000, $1,165,000 and $1,205,000 for 2013, 2012 and 2011, respectively.

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

To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property in connection with the transfer to other real estate owned. We obtain updated appraisals each year on the anniversary date of ownership unless a sale is imminent

The following table presents the major categories of OREO at the period-ends indicated:

	2013	2012
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$19,199	$22,912
Farmland	695	618
Other	6,064	15,577
Residential Real Estate:
Multi-family	248	200
1-4 Family	4,916	5,518

	31,122	44,825
Valuation allowance	(230)	(1,154)

	$30,892	$43,671

	2013	2012
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,154	$1,667
Provision to allowance	2,466	7,154
Write-downs	(3,390)	(7,667)

Ending balance	$230	$1,154

Activity relating to other real estate owned during the years indicated is as follows:

	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$43,671	$41,449
Real estate acquired	20,606	33,528
Valuation adjustments for declining market values	(2,466)	(7,154)
Improvements	—	1
Loss on sale	(132)	(1,672)
Proceeds from sale of properties	(30,787)	(22,481)

OREO as of December 31	$30,892	$43,671

Expenses related to other real estate owned include:

	2013	2012	2011
	(in thousands)
Net loss on sales	$132	$1,672	$8,889
Provision to allowance	2,466	7,154	34,874
Operating expense	1,918	1,723	3,762

Total	$4,516	$10,549	$47,525

NOTE 7 – INTANGIBLE ASSETS

Acquired intangible assets were as follows as of year-end:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$3,008	$4,183	$2,581
Trust account intangibles	100	100	100	53

Aggregate amortization expense was $428,000, $467,000 and $468,000 for 2013, 2012 and 2011, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2014	$397
2015	335
2016	334
2017	109
2018	—

NOTE 8 – DEPOSITS

The following table shows deposits by category:

	December 31, 2013	December 31, 2012
	(in thousands)
Non-interest bearing	$107,486	$114,310
Interest checking	84,626	87,234
Money market	79,349	63,715
Savings	36,292	39,227
Certificates of deposit	679,952	760,573

Total	$987,705	$1,065,059

Time deposits of $100,000 or more were approximately $294,965,000 and $319,527,000 at year-end 2013 and 2012, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2014	$431,601
2015	210,516
2016	14,330
2017	10,021
2018	13,460
Thereafter	24

$679,952

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

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2013	2012
	(in thousands)
Balance at year-end	$2,470	$2,634
Average daily balance during the year	$3,113	$2,088
Average interest rate during the year	0.20%	0.35%
Maximum month-end balance during the year	$4,747	$2,634
Weighted average interest rate at year-end	0.17%	0.23%
Fair value of securities sold under agreements to repurchase at year-end	$2,470	$2,634

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2013	2012
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2014 through 2033, averaging 3.07% for 2013	$4,492	$5,604

Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2012 or 2013. The advances were collateralized by approximately $138.4 million and $163.3 million of first mortgage loans, under a blanket lien arrangement at year-end 2013 and 2012, respectively. Our borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its rights to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less. At December 31, 2013, our additional borrowing capacity with the FHLB was $18.7 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
2014	$776
2015	663
2016	627
2017	543
2018	267
Thereafter	1,616

$4,492

At year-end 2013, the Company had approximately $5.0 million of federal funds lines of credit available on a secured basis from correspondent institutions; however, the availability of these lines could be affected by our financial position.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by PBI Bank totaled $5.9 million at December 31, 2013. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced. Scheduled principal payments of $900,000 per year are due each of the next five years with $1,350,000 due thereafter. The note matures July 1, 2020. At December 31, 2013, the interest rate on this note was 3.25%.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to the maturity dates of February 13, 2034, April 15, 2034, and March 1, 2037, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed twenty (20) consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends to its common stockholders. Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. Dividends accrued and unpaid on our junior subordinated debentures totaled $1.5 million at December 31, 2013. A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Optional Prepayment Date (2)	Interest Rate (1)	Junior Subordinated Debt Owed to Trust	Maturity Date
Porter Statutory Trust II	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	$5,000,000	02-13-2034
Porter Statutory Trust III	04-15-2004	06-17-2009	3-month LIBOR + 2.79%	3,000,000	04-15-2034
Porter Statutory Trust IV	12-14-2006	03-01-2012	3-month LIBOR + 1.67%	14,000,000	03-01-2037
Ascencia Statutory Trust I	02-13-2004	03-17-2009	3-month LIBOR + 2.85%	3,000,000	02-13-2034

				$25,000,000

(1)	As of December 31, 2013, the 3-month LIBOR was 0.25%.
(2)	The debentures are callable on or after the optional prepayment date at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to 15% of their compensation, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan amounted to approximately $195,000, $148,000 and $131,000 in 2013, 2012 and 2011, respectively.

Supplemental Executive Retirement Plan – During 2004, the Company created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $87,000, $151,000 and $49,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The related liability was $1,348,000, $1,338,000 and $1,208,000 at December 31, 2013, 2012 and 2011, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $8,911,000 and $8,398,000 at December 31, 2013 and 2012, respectively. Income earned from the cash surrender value of life insurance totaled $513,000, $292,000 and $301,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The income is recorded as other non-interest income.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2013	2012	2011
	(in thousands)
Current	$—	$(65)	$(12,093)
Deferred	9,489	754	(17,403)
Net operating loss	(10,430)	(12,581)	(2,439)
Establishment of valuation allowance	—	—	31,717
Change in valuation allowance	941	11,827	—

	$—	$(65)	$(218)

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following.

	2013	2012	2011
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(555)	$(11,549)	$(37,634)
Effect of:
Establishment of valuation allowance	—	—	31,717
Change in valuation allowance	941	11,827	—
Goodwill impairment charge	—	—	6,169
Tax-exempt income	(324)	(314)	(392)
Nontaxable life insurance income	(180)	(102)	(105)
Federal tax credits	—	—	(45)
Other, net	118	73	72

Total	$—	$(65)	$(218)

Year-end deferred tax assets and liabilities were due to the following.

	December 31, 2013	December 31, 2012
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$25,460	$15,051
Allowance for loan losses	9,843	19,838
Other real estate owned write-down	9,478	10,408
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	644	592
Other than temporary impairment on securities	89	374
Net unrealized loss on securities	1,067	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	911	—
Amortization of non-compete agreements	16	19
Other	1,640	936

	50,048	48,118

Deferred tax liabilities:
FHLB stock dividends	1,276	1,276
Fixed assets	333	409
Originated mortgage servicing rights	75	98
Net unrealized gain on securities	—	1,858
Other	570	549

	2,254	4,190

Net deferred tax assets before valuation allowance	47,794	43,928

Valuation allowance	(47,794)	(43,928)

Net deferred tax asset	$—	$—

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

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2013 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2013 were as follows (in thousands):

Beginning balance	$1,210
New loans	—
Repayments	(117)

Ending balance	$1,093

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were $1.4 million.

Our loan participation totals include participation loans purchased from and sold to two affiliate banks, The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter and his brother and our director, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. J. Chester Porter and William G. Porter serve as directors of The Peoples Bank, Taylorsville. Our chairman emeritus, J. Chester Porter owns an interest of approximately 36.0% and his brother and our director, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky. J. Chester Porter serves as a director of The Peoples Bank, Mount Washington. Prior to 2013, we were a party to management services agreements with each of these banks. Each agreement provided that our executives and employees would provide management and accounting services to the subject bank, including overall responsibility for establishing and implementing policy and strategic planning. We received a $4,000 monthly fee from The Peoples Bank, Taylorsville and a $2,000 monthly fee from The Peoples Bank, Mount Washington for these services prior to 2013. Beginning in 2013, these agreements were not renewed and we ceased providing management services to the two affiliate banks.

As of December 31, 2013, we had $4.9 million of participations in loans sold to these affiliate banks. As of December 31, 2012, we had $2.7 million of participations in loans purchased from, and $6.5 million of participations in real estate loans sold to, these affiliate banks. At December 31, 2013, $1.0 million of loan participations sold to Peoples Bank, Taylorsville, and $629,000 sold to Peoples Bank, Mt. Washington were on nonaccrual.

In 2013, PBI Bank entered into a Real Estate Listing and Property Management Agreement with Hogan Development Company, an entity in which our director, W. Glenn Hogan, has an ownership interest. Under these agreements, Hogan Development Company assists PBI Bank in onboarding, managing, and selling the Bank’s other real estate owned. The majority of the fees paid under this agreement are related to sales commissions earned upon the sale of bank-owned real estate. The agreement is periodically reviewed and evaluated by the independent members of our Audit Committee. Payments to Hogan Development Company under this agreement totaled $776,000 in 2013.

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

On November 21, 2008, we issued to the U.S. Treasury 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share in exchange for aggregate consideration of $35.0 million. The warrant is exercisable and has a 10-year term. The Series A Preferred Stock qualifies as Tier 1 capital and pays cumulative cash dividends quarterly at an annual rate of 5% for the first five years, and 9% beginning in November 2013. The Series A Preferred Stock is non-voting (except when required by law) and may be redeemed by the Company at $1,000 per share plus accrued unpaid dividends.

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock. As a result of the dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We will continue to accrue any deferred dividends, which will be deducted from income to common shareholders for financial statement purposes. Dividends accrued and unpaid on our Series A Preferred Stock totaled $4.3 million at December 31, 2013.

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

In October 2012, the Bank entered into a new Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank cannot be considered well-capitalized while under the Consent Order. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan.

The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of December 31, 2013, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)
Consolidated	$85,942	9.81%	$70,111	8.00%
Bank	85,829	9.82	69,913	8.00
Tier I capital (to risk-weighted assets)
Consolidated	56,597	6.46	35,056	4.00
Bank	67,365	7.71	34,957	4.00
Tier I capital (to average assets)
Consolidated	56,597	4.50	50,297	4.00
Bank	67,365	5.37	50,199	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of December 31, 2013		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$83,055	11.44%	$87,096	12.00%
Tier I capital to average assets	67,987	6.28	97,247	9.00

At December 31, 2013, PBI Bank’s Tier 1 leverage ratio improved to 6.28% which is below the 9% minimum capital ratio required by the Consent Order and its total risk-based capital ratio improved to 11.44% which is below the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$3,125	$5,751	$2,490	$3,546
Unused lines of credit	11,814	40,721	11,910	34,925
Standby letters of credit	995	1,504	1,085	1,176

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,866	$—	$29,866	$—
Agency mortgage-backed: residential	100,943	—	100,943	—
State and municipal	13,545	—	13,545	—
Corporate bonds	18,161	—	18,161	—
Other debt securities	632	—	—	632
Equity securities	197	197	—	—

Total	$163,344	$197	$162,515	$632

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$6,133	$—	$6,133	$—
Agency mortgage-backed: residential	95,182	—	95,182	—
State and municipal	54,733	—	54,733	—
Corporate bonds	19,964	—	19,964	—
Other debt securities	618	—	—	618
Equity securities	1,846	1,846	—	—

Total	$178,476	$1,846	$176,012	$618

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2013 and 2012:

	Other Debt Securities
	2013	2012
	(in thousands)
Balances of recurring Level 3 assets at January 1	$618	$606
Total gain (loss) for the period:
Included in other comprehensive income (loss)	14	12
Transfers into Level 3	—	—
Sales	—	—

Balance of recurring Level 3 assets at December 31	$632	$618

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Other	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Other	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

		Fair Value Measurements at December 31, 2012 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,799	$—	$—	$3,799
Commercial real estate:
Construction	23,912	—	—	23,912
Farmland	5,722	—	—	5,722
Other	72,793	—	—	72,793
Residential real estate:
Multi-family	13,263	—	—	13,263
1-4 Family	25,094	—	—	25,094
Consumer	74	—	—	74
Agriculture	5	—	—	5
Other	513	—	—	513
Other real estate owned, net:
Commercial real estate:
Construction	22,323	—	—	22,323
Farmland	602	—	—	602
Other	15,175	—	—	15,175
Residential real estate:
Multi-family	195	—	—	195
1-4 Family	5,376	—	—	5,376

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million, at December 31, 2013, resulting in no additional provision for loan losses for the year ended December 31, 2013. At December 31, 2012, impaired loans had a carrying amount of $152.2 million, with a valuation allowance of $21.0 million, resulting in an additional provision for loan losses of $13.1 million for the year ended December 31, 2012.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $30.9 million as of December 31, 2013, compared with $43.7 million at December 31, 2012. Write-downs of $2.5 million and $7.2 million were recorded on other real estate owned for the years ended December 31, 2013 and 2012, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (20%)
Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68% (15%)
Other real estate owned – Commercial real estate	$25,766	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 51% (22%)
		Income approach	Discount or capitalization rate	7% - 16% (11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54% (11%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,799	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$89,461	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (19%)
Impaired loans – Residential real estate	$38,357	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 38% (15%)
Other real estate owned – Commercial real estate	$38,100	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 50% (18%)
		Income approach	Discount or capitalization rate	9% - 16% (12%)
Other real estate owned – Residential real estate	$5,571	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 30% (9%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2013:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2012:

		Fair Value Measurements at December 31, 2012 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,572	$41,938	$7,634	$—	$49,572
Securities available for sale	178,476	1,846	176,012	618	178,476
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	507	—	507	—	507
Loans, net	842,412	—	—	853,996	853,996
Accrued interest receivable	5,138	—	1,150	3,988	5,138
Financial liabilities
Deposits	$1,065,059	$114,310	$955,216	$—	$1,069,526
Securities sold under agreements to repurchase	2,634	—	2,634	—	2,634
Federal Home Loan Bank advances	5,604	—	5,607	—	5,607
Subordinated capital notes	6,975	—	—	6,599	6,599
Junior subordinated debentures	25,000	—	—	13,821	13,821
Accrued interest payable	2,104	—	1,173	931	2,104

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

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, the Board approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. The 2006 Plan now permits the issuance of up to 1,263,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of December 31, 2013, the Company had granted 787,426 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 349,497 shares remaining available for issue under the plan.

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

To date, the Company has issued 47,428 unvested shares, net of forfeitures and vesting, to non-employee directors. At December 31, 2013, 113,362 shares remain available for issuance under this plan.

The fair value of the 2013 unvested shares issued to certain employees was $820,000, or $1.18 per weighted-average share. The fair value of the 2013 unvested shares issued to the directors was $155,000 or $0.85 per weighted average share. The Company recorded $604,000 and $442,000 of stock-based compensation during 2013 and 2012, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	153,316	$5.92	96,688	$13.40
Granted	693,214	1.18	97,197	1.74
Vested	(22,113)	12.19	(27,378)	13.04
Forfeited	(36,991)	6.22	(13,191)	15.22

Outstanding, ending	787,426	$1.56	153,316	$5.92

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	80,078	$1.77	3,538	$7.91
Granted	182,355	0.85	93,943	1.65
Vested	(215,005)	1.01	(17,403)	2.37
Forfeited	—	—	—	—

Outstanding, ending	47,428	$1.69	80,078	$1.77

Unrecognized stock based compensation expense related to unvested shares for 2014 and beyond is estimated as follows (in thousands):

2014	$518
2015	394
2016	238
2017	41
2018 & thereafter	—

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2013	2012	2011
	(in thousands, except share and per share data)
Net loss	$(1,586)	$(32,932)	$(107,307)
Less:
Preferred stock dividends	1,919	1,750	1,750
Accretion of Series A preferred stock discount	160	179	177
Loss attributable to unvested shares	(171)	(482)	(1,092)
Loss attributable to Series C preferred	(96)	(947)	(2,988)

Net loss attributable to common shareholders, basic and diluted	$(3,398)	$(33,432)	$(105,154)

Basic
Weighted average common shares including unvested common shares and Series C Preferred outstanding	12,722,782	12,248,936	12,169,987
Less: Weighted average unvested common shares	595,150	169,323	121,632
Less: Weighted average Series C preferred shares	332,894	332,894	332,894

Weighted average common shares outstanding	11,794,738	11,746,719	11,715,461

Basic loss per common share	$(0.29)	$(2.85)	$(8.98)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—

Weighted average common shares and potential common shares	11,794,738	11,746,719	11,715,461

Diluted loss per common share	$(0.29)	$(2.85)	$(8.98)

Stock options for 29,530 shares for common stock for 2011 were not considered in computing diluted earnings per common share because they were anti-dilutive. The Company had no outstanding stock options at December 31, 2013 or 2012. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2013, 2012 and 2011 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at December 31, 2013 and 2012, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2013	2012
	(in thousands)
ASSETS
Cash and cash equivalents	$1,815	$995
Securities available for sale	829	2,464
Investment in banking subsidiary	63,815	71,711
Investment in and advances to other subsidiaries	776	776
Other assets	740	535

Total assets	$67,975	$76,481

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	6,269	3,516
Shareholders’ equity	35,931	47,190

Total liabilities and shareholders’ equity	$67,975	$76,481

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2013	2012	2011
	(in thousands)
Interest income	$82	$114	$215
Dividends from subsidiaries	20	21	20
Other income	966	72	1,272
Interest expense	(642)	(692)	(652)
Other expense	(2,064)	(1,453)	(3,614)

Loss before income tax and undistributed subsidiary income	(1,638)	(1,938)	(2,759)
Income tax expense	—	864	468
Equity in undistributed subsidiary income (loss)	52	(30,130)	(104,080)

Net loss	$(1,586)	$(32,932)	$(107,307)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(1,586)	$(32,932)	$(107,307)
Adjustments:
Equity in undistributed subsidiary (income) loss	(52)	30,130	104,080
Income tax valuation allowance	—	—	1,095
Gain on sale of assets	(727)	—	—
Change in other assets	(240)	(21)	157
Change in other liabilities	833	776	(273)
Other	640	478	1,404

Net cash (used in) operating activities	(1,132)	(1,569)	(844)
Cash flows from investing activities
Investments in subsidiaries	—	—	(13,100)
Sales of securities	1,952	—	—

Net cash (used in) from investing activities	1,952	—	(13,100)
Cash flows from financing activities
Dividends paid on preferred stock	—	—	(1,319)
Dividends paid on common stock	—	—	(237)

Net cash (used in) financing activities	—	—	(1,556)

Net change in cash and cash equivalents	820	(1,569)	(15,500)
Beginning cash and cash equivalents	995	2,564	18,064

Ending cash and cash equivalents	$1,815	$995	$2,564

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic	Diluted
	(in thousands, except per share data)
2013
First quarter	$11,258	$8,298	$450	$791	$(69)		$(0.04)	$(0.04)
Second quarter	11,168	8,352	—	1,657	(1,309)		(0.14)	(0.14)
Third quarter	10,543	7,849	250	669	298		(0.01)	(0.01)
Fourth quarter	10,259	7,586	—	1,399	(506)		(0.09)	(0.09)
2012
First quarter	$15,755	$11,454	$3,750	$1,257	$1,502		$0.08	$0.08
Second quarter	14,812	10,795	4,000	1,205	151		(0.03)	(0.03)
Third quarter	13,987	10,132	25,500	5,204	(27,732	)(1)	(2.29)	(2.29)
Fourth quarter	13,175	9,574	7,000	2,883	(6,853)		(0.59)	(0.59)

(1)

Third quarter net income was lower than the previous quarter due to increased provision for loan losses expense during the quarter as a result of the continued decline in credit trends in our portfolio. The provision was also negatively impacted by a strategy change related to classified loans which we expected to more quickly remediate by litigation or foreclosure.

NOTE 24 – CONTINGENCIES

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

After conferring with its legal advisors, PBI Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it is moving forward to appeal. We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal accrual is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. In 2010, the Company sold common shares, convertible preferred shares and warrants to purchase common shares to accredited investors for $32 million in a private placement. In the placement, SBAV LP, an affiliate of Clinton Group, Inc. (“CGI”) purchased common shares and warrants for $5,000,016.

On July 11, 2011, CGI sent a letter to the Company, which was also attached as an exhibit to a Schedule 13D CGI filed with the Securities and Exchange Commission on the same date. In its letter CGI questioned the Company’s executive leadership team’s ability to properly manage the Bank's operations, compliance with GAAP, financial disclosures and relationships with regulators, referencing the consent order PBI Bank entered into with the Federal Deposit Insurance Corporation and the Commonwealth of Kentucky Department of Financial Institutions on June 24, 2011. CGI also stated its belief “that it is likely that a number of representations and warranties made when the CGI affiliate entered into an agreement to purchase shares were false,” and demanded that the Company take immediate steps to “redress such breaches and make CGI and the other purchasers whole.”

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

On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The complaint alleges violation of the Kentucky Securities Act, negligent misrepresentation and, against defendants Porter Bancorp and Bouvette, breach of contract. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. The Kentucky court has set a trial date for January 20, 2015. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted; that motion is currently pending. Discovery is temporarily stayed pending a ruling on defendants’ request that discovery not proceed pending the court’s decision on the motion to dismiss. We dispute the material factual allegations made in the complaint and intend to defend the plaintiff’s claims vigorously.

Thomas E. Perez, Secretary of the United States Department of Labor (DOL) v. PBI Bank, Inc. On December 26, 2013, DOL filed a lawsuit in U.S. District Court for the Northern District of Indiana (Civ. Action 3:13-CV-1400-PPS) alleging that PBI Bank, in the capacity of Trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan’s 2007 acquisition of Miller’s Health Systems, Inc., authorized the alleged imprudent and disloyal purchase of company stock for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that PBI approved 100% seller financing for the transaction at an excessive rate of interest.

Miller’s Health is a Warsaw, Indiana based company that, at the time of the transaction, managed 31 long-term care facilities and 10 assisted living facilities. Miller’s Health also provides physical and occupational therapy and speech-language pathology to residents in its facilities. We dispute the material factual allegations made in the complaint and intend to defend the plaintiff’s claims vigorously.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Management’s Report on Internal Control Over Financial Reporting is set forth under Item 8 “Financial Statements and Supplementary Data.

There was no change in our internal control over financial reporting during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2014, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2014, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2014, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2014, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2014, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012, and 2011
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

PORTER BANCORP, INC.

March 14, 2014	By:	/s/ John T. Taylor

John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor John T. Taylor	Chief Executive Officer	March 14, 2014

/s/ Phillip W. Barnhouse Phillip W. Barnhouse	Chief Financial Officer	March 14, 2014

/s/ David L. Hawkins David L. Hawkins	Director	March 14, 2014

/s/ W. Glenn Hogan W. Glenn Hogan	Director	March 14, 2014

/s/ Sidney L. Monroe Sidney L. Monroe	Director	March 14, 2014

/s/ William G. Porter William G. Porter	Director	March 14, 2014

/s/ Stephen A. Williams Stephen A. Williams	Director	March 14, 2014

/s/ W. Kirk Wycoff W. Kirk Wycoff	Director	March 14, 2014

EXHIBIT INDEX

Exhibit No. (1)	Description
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

Exhibit No. (1)	Description
10.10	Form of Waiver of Senior Executive Officers. Exhibit 10.2 to Form 8-K filed November 24, 2008 is hereby incorporated by reference.

10.11+	Porter Bancorp, Inc. 2011 Incentive Compensation Bonus Plan (incorporated by reference to Exhibit 10.14 to 2011 Form 10K).

10.12	Consent with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated June 24, 2011. Exhibit 99.1 to Form 8-K filed June 30, 2011.

10.13	Employment Agreement with John T. Taylor (Exhibit 10 to Form 8-K filed August 6, 2012 is hereby incorporated by reference).

10.14	Employment Agreement with John R. Davis (Exhibit 10.1 to Form 8-K filed September 25, 2012 is hereby incorporated by reference).

10.15	Employment Agreement with Joseph C. Seiler (Exhibit 10.1 to Form 10-Q filed August 8, 2013 is hereby incorporated by reference).

10.16	Employment Agreement with Phillip W. Barnhouse (Exhibit 10.2 to Form 10-Q filed August 8, 2013 is hereby incorporated by reference).

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

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