Form 10-Q
period 2014-03-31
Porter Bancorp, Inc.
filed 2014-05-09
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

12,894,717 shares of Common Stock, no par value, were outstanding at April 30, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2014 and December 31, 2013

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2014

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$105,241	$109,407
Federal funds sold	1,494	1,727

Cash and cash equivalents	106,735	111,134
Securities available for sale	166,442	163,344
Securities held to maturity (fair value of $43,946 and $42,947, respectively)	43,550	43,612
Mortgage loans held for sale	—	149
Loans, net of allowance of $25,415 and $28,124, respectively	657,176	681,202
Premises and equipment	19,821	19,983
Other real estate owned	45,918	30,892
Federal Home Loan Bank stock	7,323	10,072
Bank owned life insurance	8,981	8,911
Accrued interest receivable and other assets	7,584	6,822

Total assets	$1,063,530	$1,076,121

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$110,507	$107,486
Interest bearing	864,366	880,219

Total deposits	974,873	987,705
Repurchase agreements	2,240	2,470
Federal Home Loan Bank advances	4,345	4,492
Accrued interest payable and other liabilities	15,110	14,673
Subordinated capital note	5,625	5,850
Junior subordinated debentures	25,000	25,000

Total liabilities	1,027,193	1,040,190

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35.0 million at March 31, 2014 and December 31, 2013	35,000	35,000
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at March 31, 2014 and December 31, 2013	3,283	3,283

Total preferred stockholders’ equity	38,283	38,283

Common stock, no par, 86,000,000 shares authorized, 12,894,741 and 12,840,999 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	21,020	20,887
Retained deficit	(131,255)	(130,182)
Accumulated other comprehensive loss	(3,947)	(5,293)

Total common stockholders’ equity (deficit)	(1,946)	(2,352)

Total stockholders’ equity	36,337	35,931

Total liabilities and stockholders’ equity	$1,063,530	$1,076,121

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$8,321	$10,033
Taxable securities	1,173	867
Tax exempt securities	241	221
Federal funds sold and other	162	137

	9,897	11,258

Interest expense
Deposits	2,361	2,704
Junior subordinated debentures	152	154
Subordinated capital note	50	58
Federal Home Loan Bank advances	33	43
Federal funds purchased and other	1	1

	2,597	2,960

Net interest income	7,300	8,298
Provision for loan losses	—	450

Net interest income after provision for loan losses	7,300	7,848

Non-interest income
Service charges on deposit accounts	468	493
Income from fiduciary activities	—	517
Bank card interchange fees	161	172
Other real estate owned rental income	7	112
Net gain on sales of securities	44	—
Income from bank owned life insurance	76	79
Other	159	274

	915	1,647

Non-interest expense
Salaries and employee benefits	3,741	4,139
Occupancy and equipment	892	931
Loan collection expense	539	1,035
Other real estate owned expense	662	791
FDIC insurance	540	639
State franchise tax	425	537
Professional fees	558	406
Communications	235	175
Insurance expense	149	151
Postage and delivery	110	113
Other	651	647

	8,502	9,564

Loss before income taxes	(287)	(69)
Income tax expense	—	—

Net loss	(287)	(69)
Less:
Dividends on preferred stock	786	438
Accretion on Series A preferred stock	—	45
Earnings allocated to participating securities	(97)	(28)

Net loss attributable to common shareholders	$(976)	$(524)

Basic and diluted loss per common share	$(0.08)	$(0.04)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(287)	$(69)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,589	(48)
Reclassification of amount realized through sales	44	—

Other comprehensive income (loss)	1,633	(48)

Comprehensive income (loss)	$1,346	$(117)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2014

(dollars in thousands, except share and per share data)

	Shares			Amount			Additional Paid-In Capital		Accumulated Other Comprehensive Loss
	Common	Series A Preferred	Series C Preferred	Common	Series A Preferred	Series C Preferred		Retained Deficit		Total
Balances, January 1, 2014	12,840,999	35,000	317,042	$112,236	$35,000	$3,283	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	54,220	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(478)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	133	—	—	133
Net loss	—	—	—	—	—	—	—	(287)	—	(287)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	1,346	1,346
Dividends on Series A preferred stock	—	—	—	—	—	—	—	(786)	—	(786)

Balances, March 31, 2014	12,894,741	35,000	317,042	$112,236	$35,000	$3,283	$21,020	$(131,255)	$(3,947)	$36,337

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2014 and 2013

(dollars in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(287)	$(69)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	418	548
Provision for loan losses	—	450
Net amortization on securities	400	610
Stock-based compensation expense	133	103
Net gain on loans originated for sale	(24)	(58)
Loans originated for sale	(872)	(1,190)
Proceeds from sales of loans originated for sale	1,045	1,744
Net gain on sales of investment securities	(44)	—
Net loss on sales of other real estate owned	—	197
Net write-down of other real estate owned	250	307
Earnings on bank owned life insurance, net of premium expense	(70)	(74)
Net change in accrued interest receivable and other assets	(879)	762
Net change in accrued interest payable and other liabilities	(349)	(537)

Net cash from operating activities	(279)	2,793

Cash flows from investing activities
Purchases of available for sale securities	(6,183)	(15,294)
Sales and calls of available for sale securities	329	—
Maturities and prepayments of available for sale securities	3,808	9,864
Proceeds from sale of other real estate owned	2,075	2,640
Proceeds from redemption of Federal Home Loan Bank stock	2,749	—
Loan originations and payments, net	6,608	50,983
Purchases of premises and equipment, net	(72)	(160)

Net cash from investing activities	9,314	48,033

Cash flows from financing activities
Net change in deposits	(12,832)	(28,699)
Net change in repurchase agreements	(230)	219
Advances from Federal Home Loan Bank	25	—
Repayment of Federal Home Loan Bank advances	(172)	(280)
Repayment of subordinated capital note	(225)	(450)

Net cash from financing activities	(13,434)	(29,210)

Net change in cash and cash equivalents	(4,399)	21,616
Beginning cash and cash equivalents	111,134	49,572

Ending cash and cash equivalents	$106,735	$71,188

Supplemental cash flow information:
Interest paid	$2,491	$4,992
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$17,351	$3,680
Financed sales of other real estate owned	—	15

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications did not impact net income (loss) or stockholders’ equity.

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

During the first three months of 2014, we reported net loss attributable to common shareholders of $976,000, compared with net loss attributable to common shareholders of $524,000 for the first three months of 2013. The increase in net loss in 2014 compared to 2013 is primarily attributable to declining interest income driven by the sizeable reduction in our loan portfolio and the absence of income from fiduciary activities in the current quarter compared to $517,000 in the first quarter of 2013 as we curtailed providing trust services early in 2013.

At March 31, 2014, we continued to be involved in various legal proceedings in which we dispute the material factual allegations. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

For the year ended December 31, 2013, we reported a net loss to common shareholders of $3.4 million, compared to a net loss to common shareholders of $33.4 million for the year ended December 31, 2012. This loss coupled with the comprehensive loss for the year reduced shareholders equity to $35.9 million, from $47.2 million at the end of 2012. This reduction was attributable primarily to OREO expense of $4.5 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, net loss on sales, and ongoing operating expense, along with $4.7 million in loan collection expenses. The reduction was also attributable to a reduction in the fair value of securities of $8.4 million, net, as well as the accrual of dividends and accretion to preferred shareholders of $2.1 million. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio.

In the fourth quarter of 2011 we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. If we cannot pay all unpaid deferred distributions on our trust preferred securities for more than twenty consecutive quarters, we will be in default, and the holders of our trust preferred securities would become entitled to payment of the full amount of outstanding principal plus accrued and unpaid interest. At March 31, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.7 million. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of March 31, 2014, the capital ratios required by the Consent Order were not met.

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

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy may require us to reduce our lending concentrations, remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

•

Management succession and adding resources to the management team. John T. Taylor succeeded Maria Bouvette as CEO for PBI Bank in 2012 and CEO of the Company in 2013. In addition, we appointed new executives to lead key functions of our banking operations. John R. Davis became Chief Credit Officer of PBI Bank in 2012, with responsibility for establishing and executing credit quality policies and overseeing credit administration for the organization. We have also augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

•

Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

¡	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $682.6 million at March 31, 2014.

¡

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We have now been in compliance for eight quarters. Construction and development loans totaled $41.8 million, or 50% of total risk-based capital, at March 31, 2014, down from $43.3 million, or 52% of total risk-based capital, at December 31, 2013.

¡

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. While we have made significant progress, we were not in compliance with this concentration limit at March 31, 2014. These loans totaled $226.9 million, or 273% of total risk-based capital, at March 31, 2014 and $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

¡

We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $41.8 million at March 31, 2014. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $146.4 million at March 31, 2014.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

¡

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO since 2010. The Bank acquired $20.6 million, $33.5 million, $41.9 million, and $90.8 million during 2013, 2012, 2011, and 2010, respectively. For the three months ended March 31, 2014, we acquired $17.4 million of OREO.

¡

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $2.6 million, $9.3 million, $42.8 million, and $13.9 million in 2013, 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the three months ended March 31, 2014, we incurred OREO losses totaling $250,000 from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies.

¡

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $2.1 million during the three months ended March 31, 2014 and $30.8 million, $22.5 million, $26.0 million and $25.0 million during the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

¡

At December 31, 2013, the OREO portfolio consisted of 62% construction, development, and land assets. At March 31, 2014, this concentration decreased to 42%; however, the balance increased from $19.2 million to $19.4 million. Commercial real estate represents 16% of the OREO portfolio at March 31, 2014 compared with 19% at December 31, 2013. 1-4 family residential properties represent 25% of the OREO portfolio at March 31, 2014 compared with 16% at December 31, 2013, and multi-family properties represent 15% of the OREO portfolio at March 31, 2014, compared to 1% at December 31, 2013.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2014
Available for sale
U.S. Government and federal agency	$30,460	$278	$(1,333)	$29,405
Agency mortgage-backed: residential	105,344	788	(1,289)	104,843
State and municipal	12,521	625	(19)	13,127
Corporate bonds	18,024	765	(366)	18,423
Other debt securities	572	72	—	644

Total available for sale	$166,921	$2,528	$(3,007)	$166,442

Held to maturity
State and municipal	$43,550	$440	$(44)	$43,946

Total held to maturity	$43,550	$440	$(44)	$43,946

December 31, 2013
Available for sale
U.S. Government and federal agency	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943
State and municipal	12,965	608	(28)	13,545
Corporate bonds	18,002	769	(610)	18,161
Other debt securities	572	60	—	632

Total debt securities	165,000	2,179	(4,032)	163,147
Equity	135	62	—	197

Total available for sale	$165,135	$2,241	$(4,032)	$163,344

Held to maturity
State and municipal	$43,612	$3	$(668)	$42,947

Total held to maturity	$43,612	$3	$(668)	$42,947

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	(in thousands)
	2014	2013
Proceeds	$329	$—
Gross gains	44	—
Gross losses	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,645	$15,337
One to five years	13,576	14,606
Five to ten years	31,784	31,012
Beyond ten years	572	644
Agency mortgage-backed: residential	105,344	104,843

Total	$166,921	$166,442

Held to maturity
One to five years	$2,998	$2,998
Five to ten years	36,143	36,491
Beyond ten years	4,409	4,457

Total	$43,550	$43,946

Securities pledged at March 31, 2014 and December 31, 2013 had carrying values of approximately $66.9 million and $84.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2014
Available for sale
U.S. Government and federal agency	$22,005	$(1,191)	$1,694	$(142)	$23,699	$(1,333)
Agency mortgage-backed: residential	28,191	(584)	19,241	(705)	47,432	(1,289)
State and municipal	466	(19)	—	—	466	(19)
Corporate bonds	9,031	(366)	—	—	9,031	(366)

Total temporarily impaired	$59,693	$(2,160)	$20,935	$(847)	$80,628	$(3,007)

Held to maturity
State and municipal	12,342	(44)	—	—	12,342	(44)

Total temporarily impaired	$12,342	$(44)	$—	$—	$12,342	$(44)

December 31, 2013
Available for sale
U.S. Government and federal agency	$24,129	$(1,444)	$—	$—	$24,129	$(1,444)
Agency mortgage-backed: residential	58,257	(1,672)	10,344	(278)	68,601	(1,950)
State and municipal	458	(28)	—	—	458	(28)
Corporate bonds	11,313	(610)	—	—	11,313	(610)

Total temporarily impaired	$94,157	$(3,754)	$10,344	$(278)	$104,501	$(4,032)

Held to maturity
State and municipal	39,743	(654)	1,031	(14)	40,774	(668)

Total temporarily impaired	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

The Company evaluates securities for other than temporary impairment (OTTI) on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of March 31, 2014, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:	March 31, 2014	December 31, 2013
	(in thousands)
Commercial	$61,688	$52,878
Commercial Real Estate:
Construction	41,772	43,326
Farmland	66,403	71,189
Nonfarm nonresidential	222,896	232,026
Residential Real Estate:
Multi-family	38,721	46,858
1-4 Family	210,721	228,505
Consumer	13,631	14,365
Agriculture	26,348	19,199
Other	411	980

Subtotal	682,591	709,326
Less: Allowance for loan losses	(25,415)	(28,124)

Loans, net	$657,176	$681,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	445	(1,127)	534	19	113	16	—
Loans charged off	(146)	(1,474)	(1,308)	(128)	(9)	(17)	(3,082)
Recoveries	88	116	83	76	6	4	373

Ending balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415

March 31, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	1,438	(445)	(450)	86	(178)	(1)	450
Loans charged off	(976)	(12,312)	(4,339)	(318)	(17)	—	(17,962)
Recoveries	126	158	94	91	202	—	671

Ending balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$452	$1,546	$451	$4	$—	$—	$2,453
Collectively evaluated for impairment	3,156	12,383	6,620	379	415	9	22,962

Total ending allowance balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415

Loans:
Loans individually evaluated for impairment	$4,799	$86,843	$29,986	$46	$299	$185	$122,158
Loans collectively evaluated for impairment	56,889	244,228	219,456	13,585	26,049	226	560,433

Total ending loans balance	$61,688	$331,071	$249,442	$13,631	$26,348	$411	$682,591

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,047	$1,473	$—	$1,503	$1	$1
Commercial real estate:
Construction	74	—	—	19	—	—
Farmland	3,320	3,024	—	3,461	17	17
Nonfarm nonresidential	4,526	1,171	—	1,287	—	—
Residential real estate:
Multi-family	92	92	—	242	—	—
1-4 Family	12,152	8,382	—	9,233	169	169
Consumer	—	—	—	4	—	—
Agriculture	377	299	—	310	3	3
Other	79	79	—	46	7	7
With An Allowance Recorded:
Commercial	3,586	3,326	452	3,394	18	—
Commercial real estate:
Construction	8,652	7,798	154	8,531	9	—
Farmland	5,629	3,731	—	3,985	—	—
Nonfarm nonresidential	86,595	71,119	1,392	73,304	291	—
Residential real estate:
Multi-family	5,174	4,789	260	8,453	37	—
1-4 Family	18,526	16,723	191	21,821	136	—
Consumer	45	46	4	65	1	—
Agriculture	—	—	—	—	—	—
Other	351	106	—	362	—	—

Total	$151,225	$122,158	$2,453	$136,020	$689	$197

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,131	$1,533	$—	$1,622	$30	$30
Commercial real estate:
Construction	64	38	—	467	164	164
Farmland	4,074	3,898	—	4,259	268	268
Other	1,568	1,404	—	1,724	367	366
Residential real estate:
Multi-family	444	392	—	541	3	3
1-4 Family	11,011	10,083	—	11,533	115	116
Consumer	9	9	—	21	—	—
Agriculture	401	322	—	213	—	—
Other	14	13	—	10	11	11
With An Allowance Recorded:
Commercial	3,734	3,462	290	3,905	99	—
Commercial real estate:
Construction	10,409	9,264	218	20,173	88	—
Farmland	6,117	4,238	65	5,579	37	—
Other	94,508	75,488	2,062	77,726	1,324	—
Residential real estate:
Multi-family	13,883	12,117	393	13,121	208	—
1-4 Family	31,327	26,920	434	27,755	557	—
Consumer	84	84	9	134	3	—
Agriculture	—	—	—	2	—	—
Other	861	618	—	539	17	—

Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2014 and December 31, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2014
Commercial
Rate reduction	$1,905	$—	$1,905
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	274	6,204	6,478
Principal deferral	354	—	354
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	21,567	18,925	40,492
Principal deferral	685	—	685
Interest only payments	2,427	1,489	3,916
Residential Real Estate:
Multi-family
Rate reduction	4,323	—	4,323
1-4 Family
Rate reduction	10,233	788	11,021
Consumer
Rate reduction	45	—	45

Total TDRs	$41,813	$30,640	$72,453

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2013
Commercial
Rate reduction	$1,933	$—	$1,933
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	275	6,345	6,620
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	—	2,365	2,365
Other
Rate reduction	22,457	21,235	43,692
Principal deferral	691	—	691
Interest only payments	2,439	1,489	3,928
Residential Real Estate:
Multi-family
Rate reduction	4,354	6,655	11,009
Interest only payments	641	—	641
1-4 Family
Rate reduction	10,312	7,958	18,270
Consumer
Rate reduction	84	—	84
Other
Rate reduction	511	—	511

Total TDRs	$44,346	$46,916	$91,262

At March 31, 2014 and December 31, 2013, 58% and 49%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2.2 million and $2.9 million in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2014, and December 31, 2013, respectively. The Company has committed to lend additional amounts totaling $262,000 and $261,000 as of March 31, 2014 and December 31, 2013, respectively, to borrowers with outstanding loans classified as TDRs.

No TDR loan modifications occurred during the three months ended March 31, 2014. The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended March 31, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2013
Commercial:
Rate reduction	$47	$—	$47
Commercial Real Estate:
Construction
Rate reduction	—	1,291	1,291
Other
Rate reduction	1,428	—	1,428
Residential Real Estate:
1-4 Family
Rate reduction	819	—	819
Consumer:
Rate reduction	40	86	126

Total TDRs	$2,334	$1,377	$3,711

No TDR loan modifications occurred during the three months ended March 31, 2014. As of March 31, 2013, 63% of the Company’s TDRs that occurred during the three months ended March 31, 2013 were performing according to their modified terms. The Company allocated $203,000 in reserves to borrowers whose loan terms have been modified during the three months ended March 31, 2013. For modifications occurring during the three month period ended March 31, 2013, the post-modification balances approximate the pre-modification balances.

During the first three months of 2014, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual. During the first three months of 2013, approximately $1.6 million TDRs defaulted on their restructured loan within the 12 month period following the loan modification. These defaults consisted of $1.5 million in commercial real estate loans and $86,000 in consumer loans.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2014, and December 31, 2013:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
Commercial	$2,735	$2,886	$—	$—
Commercial Real Estate:
Construction	7,169	8,528	—	—
Farmland	6,755	7,844	—	—
Nonfarm nonresidential	44,771	48,447	—	—
Residential Real Estate:
Multi-family	558	7,513	—	—
1-4 Family	14,872	26,098	—	230
Consumer	—	9	—	2
Agriculture	299	322	—	—
Other	185	120	—	—

Total	$77,344	$101,767	$—	$232

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2014
Commercial	$320	$49	$—	$2,735	$3,104
Commercial Real Estate:
Construction	—	—	—	7,169	7,169
Farmland	347	208	—	6,755	7,310
Other	2,217	347	—	44,771	47,335
Residential Real Estate:
Multi-family	—	—	—	558	558
1-4 Family	2,523	505	—	14,872	17,900
Consumer	142	52	—	—	194
Agriculture	118	71	—	299	488
Other	—	—	—	185	185

Total	$5,667	$1,232	$—	$77,344	$84,243

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Other	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

Credit Quality Indicators

We categorize loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. We have no non-rated loans. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2014, and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2014
Commercial	$47,562	$5,231	$—	$8,895	$—	$61,688
Commercial Real Estate:
Construction	17,449	12,229	—	12,094	—	41,772
Farmland	46,222	8,037	1,515	10,629	—	66,403
Nonfarm nonresidential	108,047	35,572	762	78,515	—	222,896
Residential Real Estate:
Multi-family	23,374	9,304	—	6,043	—	38,721
1-4 Family	135,175	32,219	1,790	41,537	—	210,721
Consumer	12,402	643	2	584	—	13,631
Agriculture	24,688	935	—	725	—	26,348
Other	225	1	—	185	—	411

Total	$415,144	$104,171	$4,069	$159,207	$—	$682,591

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2013
Commercial	$35,438	$8,517	$329	$8,594	$—	$52,878
Commercial Real Estate:
Construction	16,706	10,771	2,277	13,572	—	43,326
Farmland	46,909	9,121	1,735	13,424	—	71,189
Other	93,327	51,522	734	86,443	—	232,026
Residential Real Estate:
Multi-family	16,506	17,320	—	13,032	—	46,858
1-4 Family	130,833	43,785	784	53,103	—	228,505
Consumer	12,718	968	6	673	—	14,365
Agriculture	16,742	1,802	—	655	—	19,199
Other	350	510	—	120	—	980

Total	$369,529	$144,316	$5,865	$189,616	$—	$709,326

During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the quarter.

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$19,408	$19,199
Farmland	950	695
Other	7,258	6,064
Residential Real Estate:
Multi-family	6,852	248
1-4 Family	11,658	4,916

	46,126	31,122
Valuation allowance	(208)	(230)

	$45,918	$30,892

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$230	$1,154
Provision to allowance	250	307
Write-downs	(272)	(533)

Ending balance	$208	$928

Net activity relating to other real estate owned during the three months ended March 31, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671
Real estate acquired	17,351	3,680
Valuation adjustments for declining market values	(250)	(307)
Loss on sale	—	(197)
Proceeds from sale of properties	(2,075)	(2,655)

OREO as of March 31	$45,918	$44,192

Expenses related to other real estate owned include:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net loss on sales	$—	$197
Provision to allowance	250	307
Operating expense	412	287

Total	$662	$791

Note 6 – Deposits

The following table shows deposits by category:

	March 31, 2014	December 31, 2013
	(in thousands)
Non-interest bearing	$110,507	$107,486
Interest checking	79,689	84,626
Money market	89,678	79,349
Savings	38,524	36,292
Certificates of deposit	656,475	679,952

Total	$974,873	$987,705

Time deposits of $100,000 or more were $287.1 million and $295.0 million at March 31, 2014 and December 31, 2013, respectively.

Scheduled maturities of total time deposits at March 31, 2014 are as follows (in thousands):

Year 1	$463,908
Year 2	158,580
Year 3	9,959
Year 4	9,703
Year 5	14,286
Thereafter	39

$656,475

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2014 through 2033, averaging 3.02% for 2014	$4,345	$4,492

Each advance is payable per terms on agreement, with a prepayment penalty. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. At March 31, 2014, our additional borrowing capacity with the FHLB was $21.8 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

Financial assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are summarized below:

		Fair Value Measurements at March 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,405	$—	$29,405	$—
Agency mortgage-backed: residential	104,843	—	104,843	—
State and municipal	13,127	—	13,127	—
Corporate bonds	18,423	—	18,423	—
Other debt securities	644	—	—	644

Total	$166,442	$—	$165,798	$644

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,866	$—	$29,866	$—
Agency mortgage-backed: residential	100,943	—	100,943	—
State and municipal	13,545	—	13,545	—
Corporate bonds	18,161	—	18,161	—
Other debt securities	632	—	—	632
Equity securities	197	197	—	—

Total	$163,344	$197	$162,515	$632

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2014 and 2013:

	Other Debt Securities
	2014	2013
	(in thousands)
Balances of recurring Level 3 assets at January 1	$632	$618
Total gain (loss) for the period:
Included in other comprehensive income (loss)	12	25

Balance of recurring Level 3 assets at March 31	$644	$643

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.5% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$2,874	$—	$—	$2,874
Commercial real estate:
Construction	7,644	—	—	7,644
Farmland	3,731	—	—	3,731
Other	69,727	—	—	69,727
Residential real estate:
Multi-family	4,529	—	—	4,529
1-4 Family	16,532	—	—	16,532
Consumer	42	—	—	42
Other	106	—	—	106
Other real estate owned, net:
Commercial real estate:
Construction	19,321	—	—	19,321
Farmland	946	—	—	946
Other	7,225	—	—	7,225
Residential real estate:
Multi-family	6,821	—	—	6,821
1-4 Family	11,605	—	—	11,605

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Other	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Other	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $107.6 million at March 31, 2014 with a valuation allowance of $2.5 million. This resulted in no additional provision for loan losses for the three months ended March 31, 2014. At December 31, 2013, impaired loans had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $45.9 million as of March 31, 2014, compared with $30.9 million at December 31, 2013. Fair value write-downs of $250,000 were recorded on other real estate owned for the three months ended March 31, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$2,874	Market value approach	Adjustment for receivables and inventory discounts	16%-32%(24%)
Impaired loans – Commercial real estate	$81,102	Sales comparison approach	Adjustment for differences between the comparable sales	0%-62%(20%)
Impaired loans – Residential real estate	$21,061	Sales comparison approach	Adjustment for differences between the comparable sales	0%-68%(17%)
Other real estate owned – Commercial real estate	$27,492	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3%-18%(17%) 8%-16%(15%)
Other real estate owned – Residential real estate	$18,426	Sales comparison approach	Adjustment for differences between the comparable sales	2%-54%(11%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16%-32%(24%)
Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0%-69%(20%)
Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0%-68%(15%)
Other real estate owned – Commercial real estate	$25,766	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3%-51%(22%) 7%-16%(11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2%-54%(11%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$106,735	$92,944	$13,791	$—	$106,735
Securities available for sale	166,442	—	165,798	644	166,442
Securities held to maturity	43,550	—	43,946	—	43,946
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Mortgage loans held for sale	—	—	—	—	—
Loans, net	657,176	—	—	672,235	672,235
Accrued interest receivable	3,545	—	1,257	2,288	3,545
Financial liabilities
Deposits	$974,873	$110,507	$863,003	$—	$973,510
Securities sold under agreements to repurchase	2,240	—	2,240	—	2,240
Federal Home Loan Bank advances	4,345	—	4,351	—	4,351
Subordinated capital notes	5,625	—	—	5,382	5,382
Junior subordinated debentures	25,000	—	—	13,679	13,679
Accrued interest payable	2,641	—	996	1,645	2,641

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$25,719	$25,460
Allowance for loan losses	8,895	9,843
Other real estate owned write-down	9,658	9,478
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	650	644
Other than temporary impairment on securities	46	89
Net unrealized loss on securities	597	1,067
New market tax credit carry-forward	208	208
Nonaccrual loan interest	879	911
Amortization of non-compete agreements	16	16
Other	1,643	1,640

	49,003	50,048

Deferred tax liabilities:
FHLB stock dividends	928	1,276
Fixed assets	309	333
Originated mortgage servicing rights	69	75
Other	555	570

	1,861	2,254

Net deferred tax assets before valuation allowance	47,142	47,794

Valuation allowance	(47,142)	(47,794)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40.1 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of March 31, 2014. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2014 or the year ended December 31, 2013 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, shareholders approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. The 2006 Plan now permits the issuance of up to 1,263,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of March 31, 2014, the Company had granted 831,163 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 295,763 shares remaining available for issue under the plan.

On May 15, 2006, the Board of Directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant.

To date, the Company has issued 47,428 unvested shares, net of forfeitures and vesting, to non-employee directors. At March 31, 2014, 113,362 shares remain available for issuance under this plan.

The fair value of the 2014 unvested shares issued to employees was $52,000, or $0.96 per weighted-average share. The Company recorded $133,000 and $103,000 of stock-based compensation during the first three months of 2014 and 2013, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended March 31, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	787,426	$1.56	153,316	$5.92
Granted	54,220	0.96	693,214	1.18
Vested	(10,005)	12.59	(22,113)	12.19
Forfeited	(478)	20.99	(36,991)	6.22

Outstanding, ending	831,163	$1.38	787,426	$1.56

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Three Months Ended March 31, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	47,428	$1.69	80,078	$1.77
Granted	—	—	182,355	0.85
Vested	—	—	(215,005)	1.01
Forfeited	—	—	—	—

Outstanding, ending	47,428	$1.69	47,428	$1.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2014 and beyond is estimated as follows (in thousands):

April 2014 – December 2014	$400
2015	411
2016	255
2017	42
2018 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except share and per share data)
Net loss	$(287)	$(69)
Less:
Preferred stock dividends	786	438
Accretion of Series A preferred stock discount	—	45
Loss allocated to unvested shares	(70)	(13)
Loss allocated to Series C preferred	(27)	(15)

Net loss allocated to common shareholders, basic and diluted	$(976)	$(524)

Basic
Weighted average common shares including unvested common shares outstanding	13,210,930	12,474,476
Less: Weighted average unvested common shares	856,723	293,675
Less: Weighted average Series C preferred	332,894	332,894

Weighted average common shares outstanding	12,021,313	11,847,907

Basic loss per common share	$(0.08)	$(0.04)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—

Weighted average common shares and potential common shares	12,021,313	11,847,907

Diluted loss per common share	$(0.08)	$(0.04)

The Company had no outstanding stock options at March 31, 2014 or 2013. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2014 and 2013 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at March 31, 2014 and 2013, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of March 31, 2014, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$79,055	10.93%	$57,857	8.00%
Bank	83,033	11.50	57,754	8.00
Tier I capital (to risk-weighted assets)
Consolidated	52,251	7.22	28,929	4.00
Bank	68,182	9.44	28,877	4.00
Tier I capital (to average assets)
Consolidated	52,251	4.87	42,939	4.00
Bank	68,182	6.36	42,880	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of March 31, 2014		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$83,033	11.50%	$86,631	12.00%
Tier I capital to average assets	68,182	6.36	96,481	9.00

At March 31, 2014, PBI Bank’s Tier 1 leverage ratio was 6.36%, and its total risk-based capital ratio was 11.50%, both of which are below the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The complaint alleges violation of the Kentucky Securities Act, negligent misrepresentation and, against defendants Porter Bancorp and Bouvette, breach of contract. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against PBI Bank and dismissed PBI Bank from the case. The claims against Porter Bancorp, Chester Porter and Maria Bouvette remain and will proceed to discovery. On April 21, 2014, Porter Bancorp filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc., alleging that, to the extent the Court finds SBAV to have suffered a recoverable loss, the Clinton Group’s failure to exercise due care and negligence in conducting due diligence contributed to that loss. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Thomas E. Perez, Secretary of the United States Department of Labor (DOL) v. PBI Bank, Inc. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against PBI Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 PBI Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that PBI Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, PBI Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, PBI Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. Based in Warsaw, Indiana, Miller’s Health managed 31 long-term care facilities and 10 assisted living facilities at the time of the 2007 acquisition. Miller’s Health also provides physical and occupational therapy and speech-language pathology to residents in its facilities. We dispute the material factual allegations made in the complaint and intend to defend against DOL’s claims vigorously.

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

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2013 Annual Report on Form 10-K.

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

The Company reported a net loss of $287,000 for the three months ended March 31, 2014, compared with net loss of $69,000 for the same period of 2013. After deductions for dividends on preferred stock and loss allocated to participating securities, net loss attributable to common shareholders was $976,000 for the three months ended March 31, 2014, compared with net loss attributable to common shareholders of $524,000 for the three months ended March 31, 2013.

Basic and diluted loss per common share were ($0.08) for the three months ended March 31, 2014 compared with basic and diluted loss per common share of ($0.04) for the three months ended March 31, 2013.

The following significant developments occurred during the three months ended March 31, 2014:

•

Net interest margin decreased 11 basis points to 2.96% in the first three months of 2014 compared with 3.07% in the first three months of 2013. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets. Average loans decreased 20.0% to $698.2 million in the first three months of 2014 compared with $872.5 million in the first three months of 2013. Net loans decreased 16.5% to $657.2 million at March 31, 2014, compared with $787.2 million at March 31, 2013.

•

No provision for loan losses was recorded in the first quarter of 2014, compared to $450,000 for the three months ended March 31, 2013. The decrease was primarily attributable to the reduction in the loan portfolio size, declining historical loss rates, a stabilization in loan risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs were $2.7 million for the first quarter of 2014, compared with $17.3 million for the three months ended March 31, 2013.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. Construction and development loans totaled $41.8 million, or 50% of total risk-based capital, at March 31, 2014 compared with $43.3 million, or 52% of total risk-based capital, at December 31, 2013. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $226.9 million, or 273% of total risk-based capital, at March 31, 2014 compared with $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 1.3% to $974.9 million at March 31, 2014 compared with $987.7 million at December 31, 2013. Certificate of deposit balances declined $23.5 million during the first three months of 2014 to $656.5 million at March 31, 2014, from $680.0 million at December 31, 2013. Demand deposits increased 2.8% during the first three months of 2014 compared with December 31, 2013.

•

Non-performing loans decreased $24.7 million to $77.3 million at March 31, 2014, compared with $102.0 million at December 31, 2013. The decrease in non-performing loans was primarily due to the migration of non-performing loans to the OREO portfolio. Net charge-offs also decreased from $3.6 million for the quarter ended December 31, 2013, to $2.7 million at March 31, 2014. The charge-offs resulted primarily from charging off specific reserves for loans deemed to be collateral dependent.

•

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $5.7 million at March 31, 2014 and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $1.2 million at March 31, 2014. Total loans past due and nonaccrual loans decreased to $84.2 million at March 31, 2014 from $113.5 million at December 31, 2013.

•

Foreclosed properties were $45.9 million at March 31, 2014, compared with $30.9 million at December 31, 2013, and $44.2 million at March 31, 2013. During the first quarter of 2014, the Company acquired $17.4 million and sold $2.1 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $250,000 during the first quarter reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 11.59% at March 31, 2014, compared with 12.35% at December 31, 2013, and 14.58% at March 31, 2013.

•

Our net loss attributable to common shareholders of $976,000 for the first quarter of 2014 was consistent with our net loss attributable to common shareholders of $1.0 million in the fourth quarter of 2013. Additionally, long-term interest rates declined from December 31, 2013 to March 31, 2014 resulting in a decrease in the net unrealized loss in our available for sale securities portfolio between period ends and a similar increase in the shareholders equity component, accumulated other comprehensive income.

Regulatory Matters

Since June 2011, the Bank has operated under the terms of a Consent Order with the Federal Deposit Insurance Company (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In September 2012, the Bank also agreed if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. As of March 31, 2014, the Bank had not met the capital ratios required by the Consent Order. Our current Consent Order was included in our Current Reports on 8-K filed on September 25, 2012.

The Board of Directors and management continue to evaluate and implement strategies to meet the obligations of the Consent Order. These include:

•

Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders. We have engaged a financial advisor to assist our Board in this evaluation and to assist in evaluating our options for increasing capital and redeeming our Series A Preferred Stock.

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy will require us to reduce our lending concentrations, remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

•

Management succession and adding resources to the management team. John T. Taylor succeeded Maria Bouvette as CEO for PBI Bank in 2012 and CEO of the Company in 2013. In addition, we appointed new executives to lead key functions of our banking operations. John R. Davis became Chief Credit Officer of PBI Bank in 2012, with responsibility for establishing and executing credit quality policies and overseeing credit administration for the organization. We have also augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

•

Evaluating and implementing improvements to our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

¡	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $682.6 million at March 31, 2014.

¡	We have reduced our construction and development loans to less than 75% of total risk-based capital at March 31, 2014, and have now been in compliance with the Consent Order for eight quarters.

¡

We continue to make progress in reducing our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group. These loans represented 273% of total risk-based capital at March 31, 2014, down from 284% at December 31, 2013. Our Consent Order calls for us to reduce this concentration to not more than 250% of total risk-based capital.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

¡

Our acquisition of real estate assets through the loan remediation process slowed during 2013, as we acquired $20.6 million of OREO in 2013 compared with $33.5 million during 2012. We acquired $17.4 million in the first three months of 2014. Additionally, nonaccrual loans totaled $77.3 million at March 31, 2014, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

¡

We incurred OREO losses totaling $250,000 during the first three months of 2014, as a result of fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies. Proceeds from the sale of OREO approximated our carrying amount for the first quarter of 2014, resulting in no gain or loss on sale.

¡	We continually evaluate opportunities to maximize the value we receive from the sale of OREO. We pursue multiple sales channels with focus primarily on internal marketing and the use of brokers.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2014, compared with the same period of 2013:

	For the Three Months Ended March 31,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$9,897	$11,258	$(1,361)	(12.1)%
Gross interest expense	2,597	2,960	(363)	(12.3)
Net interest income	7,300	8,298	(998)	(12.0)
Provision for loan losses	—	450	(450)	(100.0)
Non-interest income	915	1,647	(732)	(44.4)
Non-interest expense	8,502	9,564	(1,062)	(11.1)
Net loss before taxes	(287)	(69)	(218)	315.9
Net loss	(287)	(69)	(218)	315.9

Net loss for the three months ended March 31, 2014 totaled $287,000, compared with a net loss of $69,000 for the comparable period of 2013. Provision for loan losses expense decreased $450,000 in the first quarter of 2014 compared with the same period in 2013. This decrease in provision expense is primarily attributable to the substantial reduction in the loan portfolio size, declining historical loss rates, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. We had net charge-offs of $2.7 million in the first quarter of 2014. Those charge-offs were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent. Net interest income decreased $998,000 from the 2013 first quarter as a result of an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $1.2 million and $1.5 million of interest lost on nonaccrual loans in the first quarters of 2014 and 2013, respectively.

Net Interest Income – Our net interest income was $7.3 million for the three months ended March 31, 2014, a decrease of $998,000, or 12.0%, compared with $8.3 million for the same period in 2013. Net interest spread and margin were 2.83% and 2.96%, respectively, for the first quarter of 2014, compared with 2.93% and 3.07%, respectively, for the first quarter of 2013. Net average nonaccrual loans were $90.9 million and $111.4 million for the first quarters of 2014 and 2013, respectively.

Average loans receivable declined approximately $174.3 million for the quarter ended March 31, 2014 compared with the first quarter of 2013. This resulted in a decline in interest revenue of approximately $1.7 million for the quarter ended March 31, 2014 compared with the prior year period. The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets.

Net interest margin decreased 11 basis points from our margin of 3.07% in the prior year first quarter. The yield on earning assets declined 16 basis points from the first quarter of 2013, compared with an 6 basis point decline in rates paid on interest-bearing liabilities. This resulted in a net $998,000 reduction in net interest income.

Net interest margin for the first quarter of 2014 remained consistent with our margin of 2.96% in the fourth quarter of 2013. Average loan receivables declined $21.0 million from the fourth quarter of 2013, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio, and continued charge-offs and remediation of non-performing loans. Interest foregone on nonaccrual loans totaled $1.2 million in the first quarter of 2014, compared with $1.2 million in the fourth quarter of 2013, and $1.5 million in the first quarter of 2013. The increase in yield on investment securities was the result of our reinvestment of scheduled principal and interest payment proceeds into higher-yielding securities. Yield on average earning assets for the first quarter of 2014 was 3.99%, which is consistent with the fourth quarter of 2013, compared with a 1 basis point increase in rates paid on interest-bearing liabilities from 1.15% in the fourth quarter of 2013.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$698,184	$8,321	4.83%	$872,505	$10,033	4.66%
Securities
Taxable	177,579	1,173	2.68	145,171	852	2.38
Tax-exempt (3)	31,086	241	4.84	28,470	221	4.84
FHLB stock	9,095	102	4.55	10,072	108	4.35
Other equity securities	87	—	0.00	1,359	15	4.48
Federal funds sold and other	103,142	60	0.24	53,892	29	0.22

Total interest-earning assets	1,019,173	9,897	3.99%	1,111,469	11,258	4.15%
Less: Allowance for loan losses	(27,834)			(55,340)
Non-interest earning assets	82,247			95,687

Total assets	$1,073,586			$1,151,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$670,270	$2,191	1.33%	$749,832	$2,537	1.37%
NOW and money market deposits	166,424	147	0.36	153,524	133	0.35
Savings accounts	36,903	23	0.25	40,390	34	0.34
Repurchase agreements	2,356	1	0.17	2,566	1	0.16
FHLB advances	4,385	33	3.05	5,424	43	3.22
Junior subordinated debentures	30,848	202	2.66	31,745	212	2.71

Total interest-bearing liabilities	911,186	2,597	1.16%	983,481	2,960	1.22%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,572			110,138
Other liabilities	14,836			10,448

Total liabilities	1,036,594			1,104,067
Stockholders’ equity	36,992			47,749

Total liabilities and stockholders’ equity	$1,073,586			$1,151,816

Net interest income		$7,300			$8,298

Net interest spread			2.83%			2.93%

Net interest margin			2.96%			3.07%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $90.9 million and $111.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2014 vs. 2013
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$355	$(2,067)	$(1,712)
Securities	111	230	341
FHLB stock	5	(11)	(6)
Other equity securities	(8)	(7)	(15)
Federal funds sold and other	2	29	31

Total decrease in interest income	465	(1,826)	(1,361)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(84)	(262)	(346)
NOW and money market accounts	3	11	14
Savings accounts	(8)	(3)	(11)
Federal funds purchased and repurchased agreements	—	—	—
FHLB advances	(2)	(8)	(10)
Junior subordinated debentures	(4)	(6)	(10)

Total decrease in interest expense	(95)	(268)	(363)

Increase (decrease) in net interest income	$560	$(1,558)	$(998)

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service charges on deposit accounts	$468	$493
Income from fiduciary activities	—	517
Bank card interchange fees	161	172
Other real estate owned income	7	112
Net gain on sales of securities	44	—
Income from bank owned life insurance	76	79
Other	159	274

Total non-interest income	$915	$1,647

Non-interest income for the first quarter ended March 31, 2014 decreased by $732,000, or 44.4%, compared with the first quarter of 2013. The decrease in non-interest income between the three month comparative periods was primarily due to lower income from fiduciary activities. During the first quarter of 2013, we transitioned away from providing trust services, including ESOP and employee benefit plan services, throughout our markets. Other real estate owned rental income also decreased between the periods.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Salary and employee benefits	$3,741	$4,139
Occupancy and equipment	892	931
Other real estate owned expense	662	791
Professional fees	558	406
FDIC insurance	540	639
Loan collection expense	539	1,035
State franchise tax	425	537
Communications	235	175
Insurance expense	149	151
Postage and delivery	110	113
Other	651	647

Total non-interest expense	$8,502	$9,564

Non-interest expense for the first quarter ended March 31, 2014 decreased $1.1 million, or 11.1%, compared with the first quarter of 2013. The decrease in non-interest expense for the first quarter is primarily due to a decline in loan collection expense, which decreased from $1.0 million in 2013 to $539,000 in 2014, as well as smaller decreases in salary and employee benefits, other real estate owned expense, and FDIC insurance.

Income Tax Expense – No income taxes were recorded for the first three months of 2014. The income tax effect on net loss before taxes for the three months ended March 31, 2014, decreased our deferred tax assets and related valuation allowance by $182,000. See Footnote 9, “Income Taxes.”

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Federal statutory rate times financial statement income	$(100)	$(24)
Effect of:
Valuation allowance	182	123
Tax-exempt income	(82)	(79)
Non-taxable life insurance income	(26)	(26)
Other, net	26	6

Total	$—	$—

Analysis of Financial Condition

Total assets decreased $12.6 million, or 1.2%, to $1.064 billion at March 31, 2014, from $1.076 billion at December 31, 2013. This decrease was primarily attributable to a decrease of $24.0 million in net loans, and a decrease of $4.4 million in cash and cash equivalents. These decreases were partially offset by increases of $15.0 million in other real estate owned. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in OREO was due to the continued remediation of problem loans.

Loans Receivable – Loans receivable decreased $26.7 million, or 3.8%, during the three months ended March 31, 2014 to $682.6 million. The decline in loans receivable was attributable to net charge-offs of $2.7 million, transfers to OREO of $17.4 million, and loan payoffs outpacing loan funding by approximately $6.6 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in other commercial real estate below). Those loans totaled $96.6 million at March 31, 2014 and $98.5 million at December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$61,688	9.04%	$52,878	7.45%
Commercial Real Estate
Construction	41,772	6.12	43,326	6.11
Farmland	66,403	9.73	71,189	10.04
Other	222,896	32.65	232,026	32.71
Residential Real Estate
Multi-family	38,721	5.67	46,858	6.61
1-4 Family	210,721	30.87	228,505	32.21
Consumer	13,631	2.00	14,365	2.03
Agriculture	26,348	3.86	19,199	2.71
Other	411	0.06	980	0.13

Total loans	$682,591	100.00%	$709,326	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in thousands)
Pass	$415,144	$369,529	$364,720	$376,735
Watch	104,171	144,316	159,387	160,965
Special Mention	4,069	5,865	9,249	18,760
Substandard	159,207	189,616	200,594	218,023
Doubtful	—	—	290	302

Total	$682,591	$709,326	$734,240	$774,785

Our loans receivable have decreased $26.7 million, or 3.8%, during the three months ended March 31, 2014. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $45.6 million, the watch category declined approximately $40.1 million, the special mention category declined approximately $1.8 million, and the substandard category declined approximately $30.4 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the quarter.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(in thousands)
Past Due Loans:
30-59 Days	$5,667	$10,696	$10,018	$8,600
60-89 Days	1,232	775	7,582	2,979
90 Days and Over	—	232	—	71

Total Loans Past Due 30-90+ Days	6,899	11,703	17,600	11,650
Nonaccrual Loans	77,344	101,767	106,922	112,185

Total Past Due and Nonaccrual Loans	$84,243	$113,470	$124,522	$123,835

During the three months ended March 31, 2014, loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $5.7 million at March 31, 2014. Loans past due 60-89 days increased from $775,000 at December 31, 2013 to $1.2 million at March 31, 2014. This represents a $4.6 million decrease from December 31, 2013 to March 31, 2014, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$232
Nonaccrual loans	77,344	101,767

Total non-performing loans	77,344	101,999
Real estate acquired through foreclosure	45,918	30,892
Other repossessed assets	—	—

Total non-performing assets	$123,262	$132,891

Non-performing loans to total loans	11.33%	14.38%
Non-performing assets to total assets	11.59%	12.35%
Allowance for non-performing loans	$1,632	$2,285
Allowance for non-performing loans to non-performing loans	2.11%	2.24%

Nonperforming loans at March 31, 2014, were $77.3 million, or 11.33% of total loans, compared with $120.9 million, or 14.62% of total loans, at March 31, 2013, and $102.0 million, or 14.38% of total loans at December 31, 2013. Net loan charge-offs in the first three months of 2014 totaled $2.7 million, and were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

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

At March 31, 2014, we had 83 restructured loans totaling $72.5 million with borrowers who experienced deterioration in financial condition compared with 98 loans totaling $91.3 million at December 31, 2013. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, 5 loans totaling approximately $4.3 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $2.8 million of commercial loans. At March 31, 2014, $41.8 million of our restructured loans were accruing and $30.6 million were on nonaccrual compared with $44.3 million and $46.9 million, respectively, at December 31, 2013. The reduction in accruing TDRs between periods was primarily attributable to migration to non-accrual status. There were no new TDRs during the first three months of 2014, compared to $3.7 million during the first three months of 2013.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Total non-performing loans	$77,344	$101,999
TDRs on accrual	41,813	44,346

Total non-performing loans and TDRs on accrual	$119,157	$146,345
Real estate acquired through foreclosure	45,918	30,892
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$165,075	$177,237

Total non-performing loans and TDRs on accrual to total loans	17.46%	20.63%
Total non-performing assets and TDRs on accrual to total assets	15.52%	16.47%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three month period ended March 31, 2014 and 2013, and for the year ended December 31, 2013 follows:

	Three Months Ended March 31,		Year Ended December 31, 2013
	2014	2013
	(dollars in thousands)
Balances at beginning of period	$28,124	$56,680	$56,680

Loans charged-off:
Real estate	2,782	16,651	28,879
Commercial	146	976	2,828
Consumer	128	318	773
Agriculture	9	17	128
Other	17	—	—

Total charge-offs	3,082	17,962	32,608

Recoveries:
Real estate	199	252	1,622
Commercial	88	126	1,212
Consumer	76	90	266
Agriculture	6	203	252
Other	4	—	—

Total recoveries	373	671	3,352

Net charge-offs	2,709	17,291	29,256

Provision for loan losses	—	450	700

Balance at end of period	$25,415	$39,839	$28,124

Allowance for loan losses to period-end loans	3.72%	4.82%	3.96%
Net charge-offs to average loans	0.39%	1.98%	3.71%
Allowance for loan losses to non-performing loans	32.86%	32.94%	27.57%

Allowance for loan losses for loans individually evaluated for impairment	$2,453	$8,161	$3,471
Loans individually evaluated for impairment	122,158	177,472	149,883
Allowance for loan losses to loans individually evaluated for impairment	2.01%	4.60%	2.32%

Allowance for loan losses for loans collectively evaluated for impairment	$22,962	$31,678	$24,653
Loans collectively evaluated for impairment	560,433	649,604	559,443
Allowance for loan losses to loans collectively evaluated for impairment	4.10%	4.88%	4.41%

Our loan loss reserve, as a percentage of total loans at March 31, 2014, decreased to 3.72% from 4.82% at March 31, 2013, and from 3.96% at December 31, 2013. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 32.86% at March 31, 2014, compared with 27.57% at December 31, 2013, and 32.94% at March 31, 2013. Net charge-offs in the first quarter of 2014 totaled $2.7 million of which $1.8 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the quarter. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Commercial	$58	$1,616	$3,655
Commercial Real Estate	1,358	20,045	21,531
Residential Real Estate	1,225	7,212	8,866
Consumer	52	507	1,005
Agriculture	3	(124)	1,092
Other	13	—	—

Total net charge-offs	$2,709	$29,256	$36,149

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.11% at March 31, 2014 compared with 2.24% at December 31, 2013, and 4.83% at March 31, 2013. The decline in this ratio from December 31, 2013 to March 31, 2014 was primarily attributable to net charge-offs of $2.7 million related to specific reserves for loans deemed to be collateral dependent during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$108,796	$35,944	$116,740	$56,665
Prior charge-offs	(21,953)	(5,958)	(22,410)	(7,153)

Recorded investment	86,843	29,986	94,330	49,512
Allocated allowance	(1,546)	(451)	(2,345)	(827)

Recorded investment, less allocated allowance	$85,297	$29,535	$91,985	$48,685

Recorded investment, less allocated allowance/ Unpaid principal balance	78.40%	82.17%	78.79%	85.92%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. Consideration of the recorded investment and allocated allowance further indicated we are at 78.40% and 82.17% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2014.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	March 31, 2014			December 31, 2013			September 30, 2013			June 30, 2013
	Loans	Allowance	% of Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$56,889	$3,156	5.55%	$47,883	$2,931	6.12%	$46,346	$3,206	6.92%	$44,631	$3,260	7.30%
Commercial real estate	244,228	12,383	5.07	252,211	14,069	5.58	262,295	13,681	5.22	271,735	13,425	4.94
Residential real estate:	219,456	6,620	3.02	225,851	6,935	3.07	231,070	9,147	3.96	242,142	9,619	3.97
Consumer	13,585	379	2.79	14,272	407	2.85	15,561	532	3.42	16,636	573	3.44
Agriculture	26,049	415	1.59	18,877	305	1.62	23,337	421	1.80	24,414	487	1.99
Other	226	9	3.98	349	6	1.72	214	5	2.34	189	5	2.65

Total	$560,433	$22,962	4.10%	$559,443	$24,653	4.41%	$578,823	$26,992	4.66%	$599,747	$27,369	4.56%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 4.10% at March 31, 2014 from 4.88% at March 31, 2013 and 4.41% at December 31, 2013. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded for the first quarter of 2014 compared with $450,000 for the first quarter of 2013. The decrease in the first quarter was primarily attributable to the $24.0 million reduction in the loan portfolio size compared to the first quarter of 2013, net loan charge-offs of $2.7 million compared with $17.3 million in the first quarter of 2013, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $45.6 million, the watch category declined approximately $40.1 million, the special mention category declined approximately $1.8 million, and the substandard category declined approximately $30.4 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the quarter. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2014 were $45.9 million compared with $44.2 million at March 31, 2013 and $30.9 million at December 31, 2013. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first three months of 2014, we acquired $17.4 million of OREO properties, and sold properties totaling approximately $2.1 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net loss on sales, write-downs, and operating expenses for OREO totaled $662,000 for the three months ended March 31, 2014, compared with $791,000 for the same period of 2013. During the three months ended March 31, 2014, fair value write-downs of $250,000 were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $307,000 for the three months ended March 31, 2013.

Liabilities – Total liabilities at March 31, 2014 were $1.027 billion compared with $1.040 billion at December 31, 2013, a decrease of $13.0 million, or 1.2%. This decrease was primarily attributable to a decrease in deposits of $12.8 million, or 1.3%, to $974.9 million at March 31, 2014 from $987.7 million at December 31, 2013. Certificate of deposit balances declined $23.5 million during the first three months of 2014 to $656.5 million at March 31, 2014 from $680.0 million at December 31, 2013. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances decreased by $147,000, or 3.3%, to $4.3 million at March 31, 2014, from $4.5 million at December 31, 2013. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$110,572		$106,153
Interest checking	83,235	0.18%	84,917	0.23%
Money market	83,189	0.54	69,842	0.50
Savings	36,903	0.25	39,158	0.29
Certificates of deposit	670,270	1.33	703,982	1.35

Total deposits	$984,169	0.97%	$1,004,052	1.01%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$378,272	1.26%	$405,758	1.28%
$100,000 or more	291,998	1.41%	298,224	1.44%

Total	$670,270	1.33%	$703,982	1.35%

The following table shows at March 31, 2014 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$31,442
Three months through six months	52,104
Six months through twelve months	110,954
Over twelve months	92,559

Total	$287,059

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our investment portfolio totaled $166.4 million at March 31, 2014 and within that portfolio, $80.6 million of our securities currently have an unrealized loss of $3.1 million.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2014, our additional borrowing capacity with the FHLB was $21.8 million. Any new advances are limited to a one year maturity or less.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $2.5 million at March 31, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at March 31, 2014, totaling $2.5 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be approximately $950,000 for 2014. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At March 31, 2014, cumulative accrued and unpaid dividends on this stock totaled $5.1 million. As a result of our dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We will continue to accrue deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At March 31, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.7 million.

Stockholders’ equity increased $406,000 to $36.3 million at March 31, 2014, compared with $35.9 million at December 31, 2013. The increase was due a decrease in unrealized loss on available for sale securities, offset by the current year net loss and further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				March 31, 2014		December 31, 2013
	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	7.22%	9.44%	7.34%	9.35%
Total risk-based capital	8.0	10.0	12.0%	10.93	11.50	11.03	11.44
Tier 1 leverage ratio	4.0	5.0	9.0	4.87	6.36	4.95	6.28

At March 31, 2014, PBI Bank’s Tier 1 leverage ratio was 6.36%, and its total risk-based capital ratio was 11.50%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at March 31, 2014, and December 31, 2013. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.09% at March 31, 2014, compared with an increase of 2.45% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 0.14% at March 31, 2014, compared with an increase of 4.85% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2014, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$40	0.14%
+ 100 basis points	(25)	(0.09)

We did not run a model simulation for declining interest rates as of March 31, 2014 because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our president and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2013 Annual Report on Form 10-K. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC. (Registrant)

May 9, 2014	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 9, 2014	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief Accounting Officer