Form 10-Q
period 2014-06-30
Porter Bancorp, Inc.
filed 2014-08-08
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

13,104,853 shares of Common Stock, no par value, were outstanding at July 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2014 and December 31, 2013

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$101,078	$109,407
Federal funds sold	1,188	1,727

Cash and cash equivalents	102,266	111,134
Securities available for sale	180,723	163,344
Securities held to maturity (fair value of $44,853 and $42,947, respectively)	43,488	43,612
Mortgage loans held for sale	280	149
Loans, net of allowance of $24,026 and $28,124, respectively	619,004	681,202
Premises and equipment	19,788	19,983
Other real estate owned	62,935	30,892
Federal Home Loan Bank stock	7,323	10,072
Bank owned life insurance	9,039	8,911
Accrued interest receivable and other assets	7,181	6,822

Total assets	$1,052,027	$1,076,121

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$109,956	$107,486
Interest bearing	840,859	880,219

Total deposits	950,815	987,705
Repurchase agreements	2,451	2,470
Federal Home Loan Bank advances	14,134	4,492
Accrued interest payable and other liabilities	16,453	14,673
Subordinated capital note	5,400	5,850
Junior subordinated debentures	25,000	25,000

Total liabilities	1,014,253	1,040,190
Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35.0 million at June 30, 2014 and December 31, 2013	35,000	35,000
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at June 30, 2014 and December 31, 2013	3,283	3,283

Total preferred stockholders’ equity	38,283	38,283

Common stock, no par, 86,000,000 shares authorized, 13,104,853 and 12,840,999 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	21,170	20,887
Retained deficit	(132,000)	(130,182)
Accumulated other comprehensive loss	(1,915)	(5,293)

Total common stockholders’ deficit	(509)	(2,352)

Total stockholders’ equity	37,774	35,931

Total liabilities and stockholders’ equity	$1,052,027	$1,076,121

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$8,572	$9,954	$16,893	$19,987
Taxable securities	1,215	848	2,388	1,715
Tax exempt securities	235	231	476	452
Fed funds sold and other	144	135	306	272

	10,166	11,168	20,063	22,426

Interest expense
Deposits	2,319	2,560	4,680	5,264
Federal Home Loan Bank advances	32	41	65	84
Subordinated capital note	47	56	97	114
Junior subordinated debentures	153	157	305	311
Federal funds purchased and other	1	2	2	3

	2,552	2,816	5,149	5,776

Net interest income	7,614	8,352	14,914	16,650
Provision for loan losses	—	—	—	450

Net interest income after provision for loan losses	7,614	8,352	14,914	16,200
Non-interest income
Service charges on deposit accounts	487	506	955	999
Income from fiduciary activities	—	—	—	517
Bank card interchange fees	205	196	366	368
Other real estate owned rental income	18	230	25	342
Net gain on sales of securities	2	703	46	703
Income from bank owned life insurance	62	305	138	384
Other	175	208	334	482

	949	2,148	1,864	3,795

Non-interest expense
Salaries and employee benefits	3,949	3,999	7,690	8,138
Occupancy and equipment	896	913	1,788	1,844
Loan collection expense	389	2,407	928	3,442
Other real estate owned expense	774	1,657	1,436	2,448
FDIC Insurance	571	650	1,111	1,289
State franchise tax	405	537	830	1,074
Professional fees	764	499	1,322	905
Communications	165	179	400	354
Insurance expense	153	160	302	311
Postage and delivery	94	102	204	215
Other	784	706	1,435	1,353

	8,944	11,809	17,446	21,373

Loss before income taxes	(381)	(1,309)	(668)	(1,378)
Income tax benefit	(424)	—	(424)	—

Net income (loss)	43	(1,309)	(244)	(1,378)
Less:
Dividends on preferred stock	789	437	1,574	875
Accretion on Series A preferred stock	—	45	—	90
Earnings allocated to participating securities	(74)	(110)	(173)	(131)

Net loss attributable to common shareholders	$(672)	$(1,681)	$(1,645)	$(2,212)

Basic and diluted loss per common share	$(0.06)	$(0.14)	$(0.14)	$(0.19)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$43	$(1,309)	$(244)	$(1,378)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	2,411	(7,066)	4,000	(7,114)
Reclassification of amount realized through sales	2	703	46	703

Net unrealized gain/(loss) recognized in comprehensive income	2,413	(6,363)	4,046	(6,411)
Tax effect	(424)	—	(424)	—

Other comprehensive income (loss)	1,989	(6,363)	3,622	(6,411)

Comprehensive income (loss)	$2,032	$(7,672)	$3,378	$(7,789)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2014

(dollars in thousands, except share and per share data)

									Accumulated Other Comprehensive Loss
	Shares			Amount			Additional Paid-In Capital
	Common	Series A Preferred	Series C Preferred	Common	Series A Preferred	Series C Preferred		Retained Deficit		Total
Balances, January 1, 2014	12,840,999	35,000	317,042	$112,236	$35,000	$3,283	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	288,888	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(25,034)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	283	—	—	283
Net loss	—	—	—	—	—	—	—	(244)	—	(244)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	3,378	3,378
Dividends accrued on Series A preferred stock	—	—	—	—	—	—	—	(1,574)	—	(1,574)

Balances, June 30, 2014	13,104,853	35,000	317,042	$112,236	$35,000	$3,283	$21,170	$(132,000)	$(1,915)	$37,774

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2014 and 2013

(dollars in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(244)	$(1,378)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	852	1,042
Provision for loan losses	—	450
Net amortization on securities	773	1,185
Stock-based compensation expense	283	226
Tax benefit from OCI components	(424)	—
Net gain on loans originated for sale	(34)	(66)
Loans originated for sale	(1,574)	(2,095)
Proceeds from sales of loans originated for sale	1,477	2,524
Net gain on sales of investment securities	(46)	(703)
Net (gain) loss on sales of other real estate owned	(54)	359
Net write-down of other real estate owned	650	1,284
Earnings on bank owned life insurance, net of premium expense	(128)	(374)
Net change in accrued interest receivable and other assets	(588)	1,095
Net change in accrued interest payable and other liabilities	205	1,666

Net cash from operating activities	1,148	5,215

Cash flows from investing activities
Purchases of available for sale securities	(21,990)	(24,929)
Sales and calls of available for sale securities	1,004	1,908
Maturities and prepayments of available for sale securities	6,804	17,661
Proceeds from sale of other real estate owned	4,281	10,538
Proceeds from mandatory redemption of Federal Home Loan Bank stock	2,749	—
Loan originations and payments, net	25,137	89,045
Purchases of premises and equipment, net	(284)	(141)

Net cash from investing activities	17,701	94,082

Cash flows from financing activities
Net change in deposits	(36,890)	(84,223)
Net change in repurchase agreements	(19)	658
Advances from Federal Home Loan Bank	10,000	—
Repayment of Federal Home Loan Bank advances	(358)	(588)
Repayment of subordinated capital note	(450)	(450)

Net cash from financing activities	(27,717)	(84,603)

Net change in cash and cash equivalents	(8,868)	14,694
Beginning cash and cash equivalents	111,134	49,572

Ending cash and cash equivalents	$102,266	$64,266

Supplemental cash flow information:
Interest paid	$4,872	$5,603
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$36,920	$15,555
Financed sales of other real estate owned	—	15

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Adoption of New Accounting Standards – In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

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

During the first six months of 2014, we reported net loss attributable to common shareholders of $1.6 million, compared with net loss attributable to common shareholders of $2.2 million for the first six months of 2013. The improvement in 2014 compared to 2013 is primarily attributable to reductions in non-interest expense, specifically loan collection expenses and OREO expenses.

At June 30, 2014, we continued to be involved in various legal proceedings in which we dispute the material factual allegations. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

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

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. If we cannot pay all unpaid deferred distributions on our trust preferred securities for more than twenty consecutive quarters, we will be in default, and the holders of our trust preferred securities would become entitled to payment of the full amount of outstanding principal plus accrued and unpaid interest. At June 30, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.9 million. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of June 30, 2014, the capital ratios required by the Consent Order were not met.

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

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy may require us to reduce our lending concentrations, remediate non-performing loans, reduce the size of our balance sheet, and reduce other noninterest expense through the disposition of OREO.

•

Management succession and adding resources to the management team. John T. Taylor became CEO of PBI Bank in 2012 and CEO of the Company in 2013. In addition, we appointed new executives to lead key functions of our banking operations. John R. Davis became Chief Credit Officer of PBI Bank in 2012, with responsibility for establishing and executing credit quality policies and overseeing credit administration for the organization. We have also augmented our staffing in the commercial lending area, led by Joe C. Seiler.

•

Evaluating our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $643.0 million at June 30, 2014.

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We have now been in compliance for nine quarters. Construction and development loans totaled $32.8 million, or 39% of total risk-based capital, at June 30, 2014, down from $43.3 million, or 52% of total risk-based capital, at December 31, 2013.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. We were also in compliance with this concentration limit at June 30, 2014. These loans totaled $199.8 million, or 241% of total risk-based capital, at June 30, 2014 and $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $32.8 million at June 30, 2014. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $123.5 million at June 30, 2014.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO since 2010. The Bank acquired $20.6 million, $33.5 million, $41.9 million, and $90.8 million during 2013, 2012, 2011, and 2010, respectively. For the six months ended June 30, 2014, we acquired $36.9 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $2.6 million, $9.3 million, $42.8 million, and $13.9 million in 2013, 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the six months ended June 30, 2014, we incurred OREO losses totaling $596,000 comprised of $650,000 in fair value write-downs from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies, offset by $54,000 in net gain on sales of OREO.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $4.3 million during the six months ended June 30, 2014 and $30.8 million, $22.5 million, $26.0 million and $25.0 million during the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

•

At December 31, 2013, the OREO portfolio consisted of 62% construction, development, and land assets. At June 30, 2014, this concentration decreased to 35%; however, the balance increased from $19.2 million to $21.8 million. Commercial real estate represents 35% of the OREO portfolio at June 30, 2014 compared with 19% at December 31, 2013. 1-4 family residential properties represent 18% of the OREO portfolio at June 30, 2014 compared with 16% at December 31, 2013, and multi-family properties represent 10% of the OREO portfolio at June 30, 2014, compared to 1% at December 31, 2013.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2014
Available for sale
U.S. Government and federal agency	$30,231	$324	$(948)	$29,607
Agency mortgage-backed: residential	118,104	1,434	(701)	118,837
State and municipal	11,830	738	(9)	12,559
Corporate bonds	18,043	1,142	(116)	19,069
Other debt securities	572	79	—	651

Total available for sale	$178,780	$3,717	$(1,774)	$180,723

Held to maturity
State and municipal	$43,488	$1,373	$(8)	$44,853

Total held to maturity	$43,488	$1,373	$(8)	$44,853

December 31, 2013
Available for sale
U.S. Government and federal agency	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943
State and municipal	12,965	608	(28)	13,545
Corporate bonds	18,002	769	(610)	18,161
Other debt securities	572	60	—	632

Total debt securities	165,000	2,179	(4,032)	163,147
Equity	135	62	—	197

Total available for sale	$165,135	$2,241	$(4,032)	$163,344

Held to maturity
State and municipal	$43,612	$3	$(668)	$42,947

Total held to maturity	$43,612	$3	$(668)	$42,947

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Proceeds	$675	$1,908	$1,004	$1,908
Gross gains	2	704	46	704
Gross losses	—	1	—	1

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,616	$15,948
One to five years	12,930	13,953
Five to ten years	31,558	31,334
Beyond ten years	572	651
Agency mortgage-backed: residential	118,104	118,837

Total	$178,780	$180,723

Held to maturity
One to five years	$5,649	$5,755
Five to ten years	33,716	34,822
Beyond ten years	4,123	4,276

Total	$43,488	$44,853

Securities pledged at June 30, 2014 and December 31, 2013 had carrying values of approximately $66.4 million and $84.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2014
Available for sale
U.S. Government and federal agency	$—	$—	$18,929	$(948)	$18,929	$(948)
Agency mortgage-backed: residential	9,861	(33)	32,822	(668)	42,683	(701)
State and municipal	—	—	476	(9)	476	(9)
Corporate bonds	2,388	(41)	1,710	(75)	4,098	(116)

Total temporarily impaired	$12,249	$(74)	$53,937	$(1,700)	$66,186	$(1,774)

Held to maturity
State and municipal	$1,111	$(8)	$—	$—	$1,111	$(8)

Total temporarily impaired	$1,111	$(8)	$—	$—	$1,111	$(8)

December 31, 2013
Available for sale
U.S. Government and federal agency	$24,129	$(1,444)	$—	$—	$24,129	$(1,444)
Agency mortgage-backed: residential	58,257	(1,672)	10,344	(278)	68,601	(1,950)
State and municipal	458	(28)	—	—	458	(28)
Corporate bonds	11,313	(610)	—	—	11,313	(610)

Total temporarily impaired	$94,157	$(3,754)	$10,344	$(278)	$104,501	$(4,032)

Held to maturity
State and municipal	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

Total temporarily impaired	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of June 30, 2014, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial	$65,031	$52,878
Commercial Real Estate:
Construction	32,778	43,326
Farmland	64,880	71,189
Nonfarm nonresidential	190,909	232,026
Residential Real Estate:
Multi-family	43,496	46,858
1-4 Family	205,116	228,505
Consumer	12,669	14,365
Agriculture	27,477	19,199
Other	674	980

Subtotal	643,030	709,326
Less: Allowance for loan losses	(24,026)	(28,124)

Loans, net	$619,004	$681,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2014:
Beginning balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415
Provision for loan losses	(329)	(226)	560	(28)	38	(15)	—
Loans charged off	(308)	(1,701)	(1,048)	(51)	(21)	(1)	(3,130)
Recoveries	144	1,250	290	35	3	19	1,741

Ending balance	$3,115	$13,252	$6,873	$339	$435	$12	$24,026

June 30, 2013:
Beginning balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839
Provision for loan losses	(805)	321	360	(7)	127	4	—
Loans charged off	(132)	(1,866)	(1,137)	(203)	(66)	—	(3,404)
Recoveries	595	398	27	88	16	—	1,124

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	116	(1,353)	1,094	(9)	151	1	—
Loans charged off	(454)	(3,175)	(2,356)	(179)	(30)	(18)	(6,212)
Recoveries	232	1,366	373	111	9	23	2,114

Ending balance	$3,115	$13,252	$6,873	$339	$435	$12	$24,026

June 30, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	633	(124)	(90)	79	(51)	3	450
Loans charged off	(1,108)	(14,178)	(5,476)	(521)	(83)	—	(21,366)
Recoveries	721	556	121	179	218	—	1,795

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$1,350	$252	$1	$—	$—	$1,753
Collectively evaluated for impairment	2,965	11,902	6,621	338	435	12	22,273

Total ending allowance balance	$3,115	$13,252	$6,873	$339	$435	$12	$24,026

Loans:
Loans individually evaluated for impairment	$2,150	$50,678	$26,449	$62	$229	$174	$79,742
Loans collectively evaluated for impairment	62,881	237,889	222,163	12,607	27,248	500	563,288

Total ending loans balance	$65,031	$288,567	$248,612	$12,669	$27,477	$674	$643,030

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and six months ended June 30, 2014:

				Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,288	$812	$—	$1,142	$54	$1,272	$55	$55
Commercial real estate:
Construction	100	21	—	11	—	20	—	—
Farmland	2,856	2,323	—	2,673	31	3,082	48	48
Nonfarm nonresidential	4,367	1,117	—	1,144	127	1,231	127	127
Residential real estate:
Multi-family	86	86	—	89	—	190	—	—
1-4 Family	9,460	7,578	—	7,980	11	8,681	180	180
Consumer	19	19	—	10	—	9	—	—
Agriculture	242	229	—	264	—	283	3	3
Other	68	68	—	74	2	54	9	9
With An Allowance Recorded:
Commercial	1,434	1,338	150	2,332	2	2,709	20	—
Commercial real estate:
Construction	4,944	4,486	85	6,142	8	7,183	17	—
Farmland	5,630	3,728	—	3,730	—	3,899	—	—
Nonfarm nonresidential	49,553	39,003	1,265	55,061	211	61,870	502	—
Residential real estate:								—
Multi-family	4,281	4,281	88	4,535	39	7,062	76	—
1-4 Family	16,471	14,504	164	15,613	139	19,382	275	—
Consumer	43	43	1	44	—	58	1	—
Agriculture	—	—	—	—	—	—	—	—
Other	351	106	—	106	—	276	—	—

Total	$101,193	$79,742	$1,753	$100,950	$624	$117,261	$1,313	$422

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,131	$1,533	$—	$1,622	$30	$30
Commercial real estate:
Construction	64	38	—	467	164	164
Farmland	4,074	3,898	—	4,259	268	268
Nonfarm nonresidential	1,568	1,404	—	1,724	367	366
Residential real estate:
Multi-family	444	392	—	541	3	3
1-4 Family	11,011	10,083	—	11,533	115	116
Consumer	9	9	—	21	—	—
Agriculture	401	322	—	213	—	—
Other	14	13	—	10	11	11
With An Allowance Recorded:
Commercial	3,734	3,462	290	3,905	99	—
Commercial real estate:
Construction	10,409	9,264	218	20,173	88	—
Farmland	6,117	4,238	65	5,579	37	—
Nonfarm nonresidential	94,508	75,488	2,062	77,726	1,324	—
Residential real estate:
Multi-family	13,883	12,117	393	13,121	208	—
1-4 Family	31,327	26,920	434	27,755	557	—
Consumer	84	84	9	134	3	—
Agriculture	—	—	—	2	—	—
Other	861	618	—	539	17	—

Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2014 and December 31, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2014
Commercial
Rate reduction	$20	$—	$20
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	272	3,409	3,681
Principal deferral	355	—	355
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	16,569	11,208	27,777
Principal deferral	680	—	680
Interest only payments	—	649	649
Residential Real Estate:
Multi-family
Rate reduction	4,280	—	4,280
1-4 Family
Rate reduction	10,170	—	10,170
Consumer
Rate reduction	43	—	43

Total TDRs	$32,389	$18,500	$50,889

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2013
Commercial
Rate reduction	$1,933	$—	$1,933
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	275	6,345	6,620
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	22,457	21,235	43,692
Principal deferral	691	—	691
Interest only payments	2,439	1,489	3,928
Residential Real Estate:
Multi-family
Rate reduction	4,354	6,655	11,009
Interest only payments	641	—	641
1-4 Family
Rate reduction	10,312	7,958	18,270
Consumer
Rate reduction	84	—	84
Other
Rate reduction	511	—	511

Total TDRs	$44,346	$46,916	$91,262

At June 30, 2014 and December 31, 2013, 64% and 49%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $1.6 million and $2.9 million in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2014, and December 31, 2013, respectively. The Company has committed to lend additional amounts totaling $262,000 and $261,000 as of June 30, 2014 and December 31, 2013, respectively, to borrowers with outstanding loans classified as TDRs.

Management periodically reviews renewals/modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. In this instance, the TDR was originally considered a restructuring in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance.

As of June 30, 2014, the TDR classification was removed from two loans that met the requirements as discussed above. These two loans totaled $7.3 million at December 31, 2013. These loans are no longer evaluated individually for impairment.

No TDR loan modifications occurred during the three or six months ended June 30, 2014. The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended June 30, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2013
Commercial Real Estate:
Construction
Principal deferral	$499	$—	$499

Total TDRs	$499	$—	$499

As of June 30, 2013, 100% of the Company’s TDRs that occurred during the three months ended June 30, 2013, were performing according to their modified terms. The Company allocated $49,000 in reserves to customers whose loan terms have been modified during the three months ended June 30, 2013. For modifications occurring during the three month period ended June 30, 2013, the post-modification balances approximate the pre-modification balances.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the six months ended June 30, 2013:

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2014, and December 31, 2013:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in thousands)
Commercial	$1,984	$2,886	$—	$—
Commercial Real Estate:
Construction	3,880	8,528	—	—
Farmland	6,051	7,844	—	—
Nonfarm nonresidential	20,039	48,447	—	—
Residential Real Estate:
Multi-family	86	7,513	—	—
1-4 Family	11,912	26,098	—	230
Consumer	20	9	—	2
Agriculture	229	322	—	—
Other	174	120	—	—

Total	$44,375	$101,767	$—	$232

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2014
Commercial	$430	$18	$—	$1,984	$2,432
Commercial Real Estate:
Construction	—	—	—	3,880	3,880
Farmland	200	—	—	6,051	6,251
Nonfarm nonresidential	550	336	—	20,039	20,925
Residential Real Estate:
Multi-family	—	—	—	86	86
1-4 Family	1,744	593	—	11,912	14,249
Consumer	101	44	—	20	165
Agriculture	32	—	—	229	261
Other	—	—	—	174	174

Total	$3,057	$991	$—	$44,375	$48,423

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Nonfarm nonresidential	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

Credit Quality Indicators

We categorize all loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Additionally, loans are analyzed individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $500,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2014, and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2014
Commercial	$54,255	$2,859	$—	$7,917	$—	$65,031
Commercial Real Estate:
Construction	21,105	6,190	—	5,483	—	32,778
Farmland	46,688	8,687	230	9,275	—	64,880
Nonfarm nonresidential	108,184	33,632	1,211	47,882	—	190,909
Residential Real Estate:
Multi-family	30,124	7,850	—	5,522	—	43,496
1-4 Family	136,468	30,384	1,780	36,484	—	205,116
Consumer	11,523	612	2	532	—	12,669
Agriculture	26,007	994	—	476	—	27,477
Other	499	—	—	175	—	674

Total	$434,853	$91,208	$3,223	$113,746	$—	$643,030

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2013
Commercial	$35,438	$8,517	$329	$8,594	$—	$52,878
Commercial Real Estate:
Construction	16,706	10,771	2,277	13,572	—	43,326
Farmland	46,909	9,121	1,735	13,424	—	71,189
Nonfarm nonresidential	93,327	51,522	734	86,443	—	232,026
Residential Real Estate:
Multi-family	16,506	17,320	—	13,032	—	46,858
1-4 Family	130,833	43,785	784	53,103	—	228,505
Consumer	12,718	968	6	673	—	14,365
Agriculture	16,742	1,802	—	655	—	19,199
Other	350	510	—	120	—	980

Total	$369,529	$144,316	$5,865	$189,616	$—	$709,326

During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter.

Note 5 – Other Real Estate Owned

Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Costs incurred in order to perfect the lien prior to foreclosure may be capitalized if the fair value less the cost to sell exceeds the balance of the loan at the time of transfer to OREO. Examples of eligible costs to be capitalized are payments of delinquent property taxes to clear tax liens or payments to contractors and subcontractors to clear mechanics’ liens. Subsequent reductions in fair value are recorded as non-interest expense.

To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$21,827	$19,199
Farmland	1,349	695
Nonfarm nonresidential	21,956	6,064
Residential Real Estate:
Multi-family	6,335	248
1-4 Family	11,667	4,916

	63,134	31,122
Valuation allowance	(199)	(230)

	$62,935	$30,892

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$208	$928	$230	$1,154
Provision to allowance	400	977	650	1,284
Write-downs	(409)	(1,158)	(681)	(1,691)

Ending balance	$199	$747	$199	$747

Net activity relating to other real estate owned during the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671
Real estate acquired	36,920	15,555
Valuation adjustment writedowns	(650)	(1,284)
Gain/(Loss) on sale	54	(359)
Proceeds from sale of properties	(4,281)	(10,553)

OREO as of June 30	$62,935	$47,030

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net (gain) loss on sales	$(54)	$162	$(54)	$359
Provision to allowance	400	977	650	1,284
Operating expense	428	518	840	805

Total	$774	$1,657	$1,436	$2,448

Note 6 – Deposits

The following table shows deposits by category:

	June 30, 2014	December 31, 2013
	(in thousands)
Non-interest bearing	$109,956	$107,486
Interest checking	76,625	84,626
Money market	95,946	79,349
Savings	37,178	36,292
Certificates of deposit	631,110	679,952

Total	$950,815	$987,705

Time deposits of $100,000 or more were $278.3 million and $295.0 million at June 30, 2014 and December 31, 2013, respectively.

Scheduled maturities of total time deposits at June 30, 2014 are as follows (in thousands):

Year 1	$473,490
Year 2	121,978
Year 3	12,177
Year 4	7,910
Year 5	15,553
Thereafter	2

$631,110

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2014 through 2033, averaging 2.89% for 2014	$14,134	$4,492

Each advance is payable based upon the terms on agreement, with a prepayment penalty. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2014, our additional borrowing capacity with the FHLB was $10.6 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We generally obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

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

Financial assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Measurements at June 30, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,607	$—	$29,607	$—
Agency mortgage-backed: residential	118,837	—	118,837	—
State and municipal	12,559	—	12,559	—
Corporate bonds	19,069	—	19,069	—
Other debt securities	651	—	—	651

Total	$180,723	$—	$180,072	$651

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,866	$—	$29,866	$—
Agency mortgage-backed: residential	100,943	—	100,943	—
State and municipal	13,545	—	13,545	—
Corporate bonds	18,161	—	18,161	—
Other debt securities	632	—	—	632
Equity securities	197	197	—	—

Total	$163,344	$197	$162,515	$632

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2014 and 2013:

	Other Debt Securities
	2014	2013
	(in thousands)
Balances of recurring Level 3 assets at January 1	$632	$618
Total gain (loss) for the period:
Included in other comprehensive income (loss)	19	13

Balance of recurring Level 3 assets at June 30	$651	$631

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.25% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$1,188	$—	$—	$1,188
Commercial real estate:
Construction	4,401	—	—	4,401
Farmland	3,728	—	—	3,728
Nonfarm nonresidential	37,738	—	—	37,738
Residential real estate:
Multi-family	4,193	—	—	4,193
1-4 Family	14,340	—	—	14,340
Consumer	42	—	—	42
Other	106	—	—	106
Other real estate owned, net:
Commercial real estate:
Construction	21,758	—	—	21,758
Farmland	1,344	—	—	1,344
Nonfarm nonresidential	21,887	—	—	21,887
Residential real estate:
Multi-family	6,316	—	—	6,316
1-4 Family	11,630	—	—	11,630

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Nonfarm nonresidential	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Nonfarm nonresidential	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $67.5 million at June 30, 2014 with a valuation allowance of $1.8 million. This resulted in no additional provision for loan losses for the six months ended June 30, 2014. At December 31, 2013, impaired loans had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $62.9 million as of June 30, 2014, compared with $30.9 million at December 31, 2013. Fair value write-downs of $650,000 were recorded on other real estate owned for the six months ended June 30, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$1,188	Market value approach	Adjustment for receivables and inventory discounts	16% – 32%(24%)
Impaired loans – Commercial real estate	$45,867	Sales comparison approach	Adjustment for differences between the comparable sales	0% – 62%(18%)
Impaired loans – Residential real estate	$18,533	Sales comparison approach	Adjustment for differences between the comparable sales	0% – 68%(17%)
Other real estate owned – Commercial real estate	$44,989	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% – 45%(17%) 8% – 16%(14%)
Other real estate owned – Residential real estate	$17,946	Sales comparison approach	Adjustment for differences between the comparable sales	2% – 54%(11%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16% –32%(24%)
Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0% – 69%(20%)
Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% – 68%(15%)
Other real estate owned – Commercial real estate	$25,766	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	3% – 51%(22%) 7% – 16%(11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2% – 54%(11%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$102,266	$78,906	$23,360	$—	$102,266
Securities available for sale	180,723	—	180,072	651	180,723
Securities held to maturity	43,488	—	44,853	—	44,853
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Mortgage loans held for sale	280	—	280	—	280
Loans, net	619,004	—	—	632,722	632,722
Accrued interest receivable	3,461	—	1,365	2,096	3,461
Financial liabilities
Deposits	$950,815	$109,956	$837,997	$—	$947,953
Securities sold under agreements to repurchase	2,451	—	2,451	—	2,451
Federal Home Loan Bank advances	14,134	—	14,138	—	14,138
Subordinated capital notes	5,400	—	—	5,177	5,177
Junior subordinated debentures	25,000	—	—	13,841	13,841
Accrued interest payable	2,813	—	1,014	1,799	2,813

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Cash Equivalents

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$25,943	$25,460
Allowance for loan losses	8,409	9,843
Other real estate owned write-down	9,537	9,478
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	656	644
Other than temporary impairment on securities	46	89
Net unrealized loss on securities	—	1,067
New market tax credit carry-forward	208	208
Nonaccrual loan interest	878	911
Amortization of non-compete agreements	15	16
Other	1,719	1,640

	48,103	50,048

Deferred tax liabilities:
FHLB stock dividends	928	1,276
Fixed assets	291	333
Net unrealized gain on securities	263	—
Originated mortgage servicing rights	63	75
Other	548	570

	2,093	2,254

Net deferred tax assets before valuation allowance	46,010	47,794

Valuation allowance	(46,010)	(47,794)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40.1 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of June 30, 2014. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended June 30, 2014, this resulted in $424,000 of income tax benefit allocated to continuing operations. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the six months ended June 30, 2014 or the year ended December 31, 2013 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, shareholders approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. In May 2014, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 300,000 shares. The 2006 Plan now permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of June 30, 2014, the Company had granted 898,011 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 527,799 shares remaining available for issue under the plan.

On May 15, 2006, the Board of Directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. In May 2014, the Plan was further amended to increase the number of shares issuable to 700,000 shares. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. To date, the Company has issued 181,819 unvested shares, net of forfeitures and vesting, to non-employee directors. At June 30, 2014, 271,211 shares remain available for issuance under this plan.

The fair value of the 2014 unvested shares issued to employees was $113,000, or $0.93 per weighted-average share. The fair value of the 2014 unvested shares issued to directors was $150,000, or $0.90 per weighted-average share. The Company recorded $283,000 and $226,000 of stock-based compensation during the first six months of 2014 and 2013, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Six Months Ended June 30, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	787,426	$1.56	153,316	$5.92
Granted	122,220	0.93	693,214	1.18
Vested	(11,121)	11.72	(22,113)	12.19
Forfeited	(514)	21.06	(36,991)	6.22

Outstanding, ending	898,011	$1.34	787,426	$1.56

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Six Months Ended June 30, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	47,428	$1.69	80,078	$1.77
Granted	166,668	0.90	182,355	0.85
Vested	(7,757)	1.74	(215,005)	1.01
Forfeited	(24,520)	1.69	—	—

Outstanding, ending	181,819	$0.96	47,428	$1.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2014 and beyond is estimated as follows (in thousands):

July 2014 – December 2014	$397
2015	420
2016	275
2017	51
2018 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income (loss)	$43	$(1,309)	$(244)	$(1,378)
Less:
Preferred stock dividends	789	437	1,574	875
Accretion of Series A preferred stock discount	—	45	—	90
Earnings allocated to unvested shares	(55)	(62)	(128)	(69)
Earnings allocated to Series C preferred	(19)	(48)	(45)	(62)

Net loss attributable to common shareholders, basic and diluted	$(672)	$(1,681)	$(1,645)	$(2,212)

Basic
Weighted average common shares including unvested common shares outstanding	13,293,226	12,528,932	13,256,911	12,501,854
Less: Weighted average unvested common shares	979,211	434,250	931,092	367,297
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894

Weighted average common shares outstanding	11,981,121	11,761,788	11,992,925	11,801,663

Basic loss per common share	$(0.06)	$(0.14)	$(0.14)	$(0.19)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	11,981,121	11,761,788	11,992,925	11,801,663

Diluted loss per common share	$(0.06)	$(0.14)	$(0.14)	$(0.19)

The Company had no outstanding stock options at June 30, 2014 or 2013. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2014 and 2013 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at June 30, 2014 and 2013, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of June 30, 2014, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total risk-based capital (to risk- weighted assets)
Consolidated	$78,104	11.07%	$56,454	8.00%
Bank	83,012	11.79	56,350	8.00
Tier I capital (to risk-weighted assets)
Consolidated	51,593	7.31	28,227	4.00
Bank	68,619	9.74	28,175	4.00
Tier I capital (to average assets)
Consolidated	51,593	4.89	42,233	4.00
Bank	68,619	6.51	42,154	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk- weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of June 30, 2014		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$83,012	11.79%	$84,526	12.00%
Tier I capital to average assets	68,619	6.51	94,847	9.00

At June 30, 2014, PBI Bank’s Tier 1 leverage ratio was 6.51%, and its total risk-based capital ratio was 11.79%, both of which are below the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

Note 13 – Contingencies

In the normal course of operations, we are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $1.9 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements.

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

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The complaint alleges violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against PBI Bank and dismissed PBI Bank from the case. The claims against Porter Bancorp, the Estate of J. Chester Porter and Ms. Bouvette remain and have proceeded to discovery. On April 21, 2014, Porter Bancorp filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc., alleging that, to the extent the Court finds SBAV to have suffered a recoverable loss, the Clinton Group’s failure to exercise due care and negligence in conducting due diligence contributed to that loss. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Thomas E. Perez, Secretary of the United States Department of Labor (DOL) v. PBI Bank, Inc. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against PBI Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 PBI Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) in 2007 for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that PBI Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, PBI Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, PBI Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. On May 19, 2014, PBI Bank filed a motion to dismiss the complaint on the basis of a statute of limitations defense. The parties have submitted briefs on both motions to dismiss and await a ruling. We dispute the material factual allegations made in the complaint and intend to defend against DOL’s claims vigorously.

AIT Laboratories Employee Stock Ownership Plan. The Department of Labor has audited certain transactions between certain former shareholders of AIT Holding Company and the AIT Laboratories Employee Stock Ownership Plan. PBI Bank served as trustee of the AIT ESOP in June 2009 when the AIT ESOP purchased all the stock of AIT Holding Company for $90 million, an amount the DOL alleges was well in excess of the stock’s then-fair market value. On July 24, 2014, the DOL notified the former AIT Holding Company shareholders and PBI Bank that unless an agreement is reached to settle the matter, DOL intended to file a lawsuit against them no later than August 31, 2014. We dispute the material factual allegations that have been made by DOL and intend to vigorously defend against any claims.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and they are reasonable. We caution you however, forward looking statements relying upon such assumptions or bases almost always vary from actual results, and the differences between those statements and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

Overview

Porter Bancorp, Inc. is a Louisville, Kentucky-based bank holding company which operates 18 banking offices in twelve counties through its wholly-owned subsidiary, PBI Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt, and extend south along the Interstate 65 corridor to Tennessee. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

The Company reported a net income of $43,000 and net loss of $244,000 for the three and six months ended June 30, 2014, compared with net loss of $1.3 million and $1.4 million for the same periods of 2013. After deductions for dividends on preferred stock and loss allocated to participating securities, net loss attributable to common shareholders was $672,000 and $1.6 million, respectively, for the three and six months ended June 30, 2014, compared with net loss to common shareholders of $1.7 million and $2.2 million for the three and six months ended June 30, 2013.

Basic and diluted loss per common share were ($0.06) and ($0.14) for the three and six months ended June 30, 2014 compared with basic and diluted loss per common share of ($0.14) and ($0.19) for the three and six months ended June 30, 2013.

The following significant events occurred during the six months ended June 30, 2014:

•

Net interest margin decreased 11 basis points to 3.04% in the first six months of 2014 compared with 3.15% in the first six months of 2013. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets. Average loans decreased 18.1% to $687.9 million in the first six months of 2014 compared with $839.5 million in the first six months of 2013. Net loans decreased 16.0% to $619.0 million at June 30, 2014, compared with $737.2 million at June 30, 2013.

•

No provision for loan losses was recorded in the second quarter of 2014 or 2013, or in the first six months of 2014, compared to a provision of $450,000 for the six months ended June 30, 2013. The decrease was primarily attributable to the reduction in the loan portfolio size, declining historical loss rates, a stabilization in loan risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs of $1.4 million were recognized for the second quarter of 2014 and net charge-offs for the six months ended June 30, 2014 were $4.1 million, compared to $2.3 million and $19.6 million for the three and six months ended June 30, 2013, respectively.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. At June 30, 2014, we were compliant with the terms of our Consent Order with respect to both our level of non-owner occupied commercial real estate loans as well as our level of construction and development loans. Construction and development loans totaled $32.8 million, or 39% of total risk-based capital, at June 30, 2014 compared with $43.3 million, or 52% of total risk-based capital, at December 31, 2013. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $199.8 million, or 241% of total risk-based capital, at June 30, 2014 compared with $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 3.7% to $950.8 million at June 30, 2014 compared with $987.7 million at December 31, 2013. Certificate of deposit balances declined $48.8 million during the first six months of 2014 to $631.1 million at June 30, 2014, from $680.0 million at December 31, 2013. Demand deposits increased 2.3% during the first six months of 2014 compared with December 31, 2013.

•

Non-performing loans decreased $57.6 million to $44.4 million at June 30, 2014, compared with $102.0 million at December 31, 2013. The decrease in non-performing loans was due to the migration of non-performing loans to the OREO portfolio, as well as $22.4 million in paydowns. Net charge-offs were $4.1 million for the six months ended June 30, 2014. The charge-offs resulted primarily from charging off specific reserves for loans deemed to be collateral dependent.

•

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.1 million at June 30, 2014 and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $991,000 at June 30, 2014. Total loans past due and nonaccrual loans decreased to $48.4 million at June 30, 2014 from $113.5 million at December 31, 2013.

•

Foreclosed properties were $62.9 million at June 30, 2014, compared with $30.9 million at December 31, 2013, and $47.0 million at June 30, 2013. During the first six months of 2014, the Company acquired $36.9 million and sold $4.3 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $650,000 during the first six months of 2014 reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 10.20% at June 30, 2014, compared with 12.35% at December 31, 2013, and 14.86% at June 30, 2013.

•

Long-term interest rates declined from December 31, 2013 to June 30, 2014 resulting in a decrease in the net unrealized loss in our available for sale securities portfolio between period ends and a similar increase in the shareholders equity component, accumulated other comprehensive loss.

Regulatory Matters

Since June 2011, the Bank has operated under the terms of a Consent Order with the Federal Deposit Insurance Company (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In September 2012, the Bank also agreed if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. As of June 30, 2014, the Bank had not met the capital ratios required by the Consent Order. Our current Consent Order was included in our Current Reports on 8-K filed on September 25, 2012.

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

•

Continuing to operate the Company and Bank in a safe and sound manner. This strategy will require us to reduce our lending concentrations, remediate non-performing loans, reduce the size of our balance sheet, and reduce other noninterest expense through the disposition of OREO.

•

Management succession and adding resources to the management team. John T. Taylor became CEO of PBI Bank in 2012 and CEO of the Company in 2013. In addition, we appointed new executives to lead key functions of our banking operations. John R. Davis became Chief Credit Officer of PBI Bank in 2012, with responsibility for establishing and executing credit quality policies and overseeing credit administration for the organization. We have also augmented our staffing in the commercial lending area, now led by Joe C. Seiler.

•

Evaluating and implementing improvements to our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $643.0 million at June 30, 2014.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at June 30, 2014, and have now been in compliance with the Consent Order for nine quarters.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans to less than 250% of total risk-based capital at June 30, 2014, and we are now in compliance with the Consent Order. These loans represented 241% of total risk-based capital at June 30, 2014, down from 284% at December 31, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during 2013, as we acquired $20.6 million of OREO in 2013 compared with $33.5 million during 2012. We acquired $36.9 million in the first six months of 2014. Additionally, nonaccrual loans totaled $44.4 million at June 30, 2014, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $596,000 during the first six months of 2014, comprised of $650,000 in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies, offset by $54,000 in net gain on sales of OREO.

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

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2014, compared with the same period of 2013:

	For the Three Months Ended June 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$10,166	$11,168	$(1,002)	(9.0)%
Gross interest expense	2,552	2,816	(264)	(9.4)
Net interest income	7,614	8,352	(738)	(8.8)
Provision for loan losses	—	—	—	—
Non-interest income	949	2,148	(1,199)	(55.8)
Non-interest expense	8,944	11,809	(2,865)	(24.3)
Net loss before taxes	(381)	(1,309)	928	(70.9)
Income tax benefit	(424)	—	(424)	100.0
Net income (loss)	43	(1,309)	1,352	(103.3)

Net loss before taxes for the three months ended June 30, 2014 totaled $381,000, compared with a net loss before taxes of $1.3 million for the comparable period of 2013. A tax benefit was recognized in the second quarter of 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended June 30, 2014, this resulted in $424,000 of income tax benefit allocated to continuing operations. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Net income after recognition of the tax benefit was $43,000 for the second quarter. Net interest income decreased $738,000 from the 2013 second quarter as a result of an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $948,000 and $1.5 million of interest lost on nonaccrual loans in the second quarters of 2014 and 2013, respectively. Non-interest income decreased by $1.2 million to $949,000 from $2.1 million in the second quarter of 2013, primarily due to decreases in gains on sales of securities and OREO income. Non-interest expense also decreased during the period from $11.8 million to $8.9 million for the three months ended June 30, 2013 and 2014, respectively. This decrease was primarily due to decreases in OREO expenses of $883,000 and loan collection expenses of $2.0 million. OREO expense may be elevated in future periods based on the transfer of $35.4 million from loans to OREO during the current quarter as we work to sell these properties.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2014, compared with the same period of 2013:

	For the Six Months Ended June 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$20,063	$22,426	$(2,363)	(10.5)%
Gross interest expense	5,149	5,776	(627)	(10.9)
Net interest income	14,914	16,650	(1,736)	(10.4)
Provision for loan losses	—	450	(450)	(100.0)
Non-interest income	1,864	3,795	(1,931)	(50.9)
Non-interest expense	17,446	21,373	(3,927)	(18.4)
Net loss before taxes	(668)	(1,378)	710	(51.5)
Income tax benefit	(424)	—	(424)	100.0
Net loss	(244)	(1,378)	1,134	(82.3)

Net loss before taxes for the six months ended June 30, 2014 totaled $668,000, compared with a net loss before taxes of $1.4 million for the comparable period of 2013. After the tax benefit recorded in the second quarter as noted above, net loss for the first six months 2014 was $244,000. Provision for loan losses expense decreased $450,000 for the first six months of 2014 compared with the same period in 2013. This decrease in provision expense is primarily attributable to the substantial reduction in the loan portfolio size, declining historical loss rates, the lower pace of loans migrating downward in risk grade classification, and more stable collateral values for collateral dependent loans. Net charge-offs were $4.1 million for the six months ended June 30, 2014, compared to $19.6 million for the same period in 2013. The charge-offs for both periods were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent. Net interest income decreased $1.7 million from the first six months of 2013 as a result of an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $2.1 million and $3.0 million of interest lost on nonaccrual loans in the first six months of 2014 and 2013, respectively. Non-interest income decreased by $1.9 million to $1.9 million from $3.8 million for the first six months of 2013, primarily due to decreases in net gains on sales of securities, OREO income, and income from fiduciary activities. Non-interest expense also decreased during the period from $21.4 million to $17.4 million for the six months ended June 30, 2013 and 2014, respectively. This decrease was primarily due to decreases in OREO expenses of $1.0 million and loan collection expenses of $2.5 million.

Net Interest Income – Our net interest income was $7.6 million for the three months ended June 30, 2014, a decrease of $738,000, or 8.8%, compared with $8.4 million for the same period in 2013. Net interest spread and margin were 3.01% and 3.13%, respectively, for the second quarter of 2014, compared with 3.11% and 3.24%, respectively, for the second quarter of 2013. Net average non-accrual loans were $66.7 million and $115.4 million for the second quarters of 2014 and 2013, respectively. Net interest income was $14.9 million for the six months ended June 30, 2014, a decrease of $1.7 million, or 10.4%, compared with $16.7 million for the same period of 2013. Net interest spread and margin were 2.93% and 3.04%, respectively, for the first six months of 2014, compared with 3.02% and 3.15%, respectively, for the first six months of 2013. Net average non-accrual loans were $79.0 million and $112.3 million in the first six months of 2014 and 2013, respectively.

Average loans receivable declined approximately $129.3 million for the quarter ended June 30, 2014 compared with the second quarter of 2013. This resulted in a decline in interest revenue of approximately $1.4 million for the quarter ended June 30, 2014 compared with the prior year period. Average loans receivable declined approximately $151.7 million for the six months ended June 30, 2014 compared with the first six months of 2013. This resulted in a decline in interest revenue of approximately $3.1 million for the six months ended June 30, 2014 compared with the prior year period. The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets. Declines in interest revenue for both periods were offset by the collection of previously charged-off accrued uncollected interest and late charges of approximately $240,000.

Net interest margin decreased 11 basis points from our margin of 3.24% in the prior year second quarter. The yield on earning assets declined 15 basis points from the second quarter of 2013, compared with a five basis point decline in rates paid on interest-bearing liabilities. This resulted in a net $738,000 reduction in net interest income. Net interest margin for the first six months of 2014 decreased 11 basis points from our margin of 3.15% in the first half of 2013 due primarily to lower average earning assets relative to average interest bearing liabilities. The yield on earning assets declined 15 basis points from the first six months of 2013, compared with a six basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the second quarter of 2014 increased 17 basis points from our margin of 2.96% in the first quarter of 2014, due primarily to higher yield on loans and the collection of previously charged-off accrued uncollected interest and late charges of approximately $240,000, countered by lower average loan receivables and lower yield on investment securities. Average loan receivables declined $20.5 million from the first quarter of 2014, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio and soft loan demand. Yield on loans was positively affected by a decrease in foregone interest on non-accrual loans. Interest foregone on non-accrual loans totaled $948,000 in the second quarter of 2014, compared with $1.2 million in the first quarter of 2014, and $1.5 million in the second quarter of 2013. The decrease in yield on investment securities was the result of our investment into lower-yielding securities at current market rates. Yield on average earning assets for the second quarter of 2014 increased 17 basis points from 3.99% in the first quarter of 2014, compared with a one basis point decrease in rates paid on interest-bearing liabilities from 1.16% in the first quarter of 2014.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$677,643	$8,572	5.07%	$806,941	$9,954	4.95%
Securities
Taxable	181,706	1,215	2.68	145,909	833	2.29
Tax-exempt (3)	30,549	235	4.75	29,896	231	4.77
FHLB stock	7,323	89	4.87	10,072	105	4.18
Other equity securities	—	—	—	1,305	15	4.61
Federal funds sold and other	94,195	55	0.23	56,392	30	0.21

Total interest-earning assets	991,416	10,166	4.16%	1,050,515	11,168	4.31%

Less: Allowance for loan losses	(25,314)			(39,255)
Non-interest earning assets	90,786			93,547

Total assets	$1,056,888			$1,104,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$642,881	$2,133	1.33%	$714,091	$2,400	1.35%
NOW and money market deposits	176,192	163	0.37	146,477	129	0.35
Savings accounts	37,277	23	0.25	41,090	31	0.30
Repurchase agreements	2,199	1	0.18	2,749	2	0.29
FHLB advances	4,751	32	2.70	5,128	41	3.21
Junior subordinated debentures	30,621	200	2.62	31,524	213	2.71

Total interest-bearing liabilities	893,921	2,552	1.15%	941,059	2,816	1.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	109,814			106,444
Other liabilities	15,463			10,400

Total liabilities	1,019,198			1,057,903
Stockholders’ equity	37,690			46,904

Total liabilities and stockholders’ equity	$1,056,888			$1,104,807

Net interest income		$7,614			$8,352

Net interest spread			3.01%			3.11%

Net interest margin			3.13%			3.24%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $66.7 million and $115.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$687,857	$16,893	4.95%	$839,542	$19,987	4.80%
Securities
Taxable	179,654	2,388	2.68	145,542	1,685	2.33
Tax-exempt (3)	30,816	476	4.79	29,187	452	4.80
FHLB stock	8,204	191	4.69	10,072	213	4.26
Other equity securities	43	—	—	1,332	30	4.54
Federal funds sold and other	98,644	115	0.24	55,149	59	0.22

Total interest-earning assets	1,005,218	20,063	4.08%	1,080,824	22,426	4.23%

Less: Allowance for loan losses	(26,567)			(47,253)
Non-interest earning assets	86,540			94,611

Total assets	$1,065,191			$1,128,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$656,500	$4,324	1.33%	$731,863	$4,937	1.36%
NOW and money market deposits	171,335	310	0.36	149,981	262	0.35
Savings accounts	37,091	46	0.25	40,742	65	0.32
Repurchase agreements	2,277	2	0.18	2,658	3	0.23
FHLB advances	4,569	65	2.87	5,275	84	3.21
Junior subordinated debentures	30,734	402	2.64	31,634	425	2.71

Total interest-bearing liabilities	902,506	5,149	1.15%	962,153	5,776	1.21%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,191			108,281
Other liabilities	15,151			10,424

Total liabilities	1,027,848			1,080,858
Stockholders’ equity	37,343			47,324

Total liabilities and stockholders’ equity	$1,065,191			$1,128,182

Net interest income		$14,914			$16,650

Net interest spread			2.93%			3.02%

Net interest margin			3.04%			3.15%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $79.0 million and $112.3 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2014 vs. 2013			Six Months Ended June 30 2014 vs. 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$248	$(1,630)	$(1,382)	$614	$(3,708)	$(3,094)
Securities	148	238	386	258	469	727
FHLB stock	16	(32)	(16)	20	(42)	(22)
Other equity securities	—	(15)	(15)	(15)	(15)	(30)
Federal funds sold and other	3	22	25	5	51	56

Total increase (decrease) in interest income	415	(1,417)	(1,002)	882	(3,245)	(2,363)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(31)	(236)	(267)	(115)	(498)	(613)
NOW and money market accounts	7	27	34	9	39	48
Savings accounts	(5)	(3)	(8)	(13)	(6)	(19)
Federal funds purchased and repurchase agreements	(1)	—	(1)	(1)	—	(1)
FHLB advances	(6)	(3)	(9)	(9)	(10)	(19)
Junior subordinated debentures	(7)	(6)	(13)	(11)	(12)	(23)

Total increase (decrease) in interest expense	(43)	(221)	(264)	(140)	(487)	(627)

Increase (decrease) in net interest income	$458	$(1,196)	$(738)	$1,022	$(2,758)	$(1,736)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Service charges on deposit accounts	$487	$506	$955	$999
Income from fiduciary activities	—	—	—	517
Bank card interchange fees	205	196	366	368
Other real estate owned rental income	18	230	25	342
Gains on sales of investment securities, net	2	703	46	703
Income from bank owned life insurance	62	305	138	384
Other	175	208	334	482

Total non-interest income	$949	$2,148	$1,864	$3,795

Non-interest income for the second quarter ended June 30, 2014 decreased by $1.2 million, or 55.8%, compared with the second quarter of 2013. For the six months ended June 30, 2014, non-interest income decreased by $1.9 million, or 50.9% to $1.9 million compared with $3.8 million for the same period of 2013.

The decrease in non-interest income between the three month comparative periods was primarily due to a $701,000 reduction in gains on sales of investment securities, as well as decreases in other real estate owned rental income and income from bank owned life insurance. The decrease in non-interest income between the six month comparative periods was primarily due to a $657,000 reduction in gains on sales of investment securities, as well as lower income from fiduciary activities due to our efforts to transition away from non-traditional trust services, such as ESOP and employee benefit plan services, throughout our markets. Other real estate owned income and income from bank owned life insurance also declined during the period.

Non-interest Expense – The following table presents the major categories of non-interest expense for the six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Salary and employee benefits	$3,949	$3,999	$7,690	$8,138
Occupancy and equipment	896	913	1,788	1,844
Other real estate owned expense	774	1,657	1,436	2,448
Professional fees	764	499	1,322	905
FDIC insurance	571	650	1,111	1,289
Loan collection expense	389	2,407	928	3,442
State franchise tax	405	537	830	1,074
Communications	165	179	400	354
Insurance expense	153	160	302	311
Postage and delivery	94	102	204	215
Other	784	706	1,435	1,353

Total non-interest expense	$8,944	$11,809	$17,446	$21,373

Non-interest expense for the second quarter ended June 30, 2014 decreased $2.9 million, or 24.3%, compared with the second quarter of 2013. For the six months ended June 30, 2014, non-interest expense decreased $3.9 million, or 18.4% to $17.4 million compared with $21.4 million for the first six months of 2013. The decreases in non-interest expense for the second quarter and six months ended June 30, 2014 were primarily attributable to reduced loan collection and OREO expenses for both periods.

Income Tax Expense – No income tax expense was recorded for the first six months of 2014; an income tax benefit of $424,000 was recorded for the quarter ended June 30, 2014. Our June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The income tax effect on net loss before taxes for the six months ended June 30, 2014, increased our deferred tax assets and related valuation allowance by $415,000. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Federal statutory rate times financial statement income	$(130)	$(458)	$(230)	$(482)
Effect of:
Valuation allowance	227	554	415	677
Tax-exempt income	(80)	(79)	(162)	(158)
Tax benefit from OCI components	(424)	—	(424)	—
Non-taxable life insurance income	(22)	(26)	(48)	(52)
Other, net	5	9	25	15

Total	$(424)	$—	$(424)	$—

Analysis of Financial Condition

Total assets decreased $24.1 million, or 2.2%, to $1.052 billion at June 30, 2014, from $1.076 billion at December 31, 2013. This decrease was primarily attributable to a decrease of $62.2 million in net loans, partially offset by increases of $32.0 million in other real estate owned and $17.4 million in investment securities. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in OREO was due to the continued remediation of problem loans.

Loans Receivable – Loans receivable decreased $66.3 million, or 9.3%, during the six months ended June 30, 2014 to $643.0 million. The decline in loans receivable was attributable to net charge-offs of $4.1 million, transfers to OREO of $35.4 million, and loan payoffs outpacing loan funding by approximately $26.8 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $70.6 million at June 30, 2014 and $98.5 million at December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$65,031	10.12%	$52,878	7.45%
Commercial Real Estate
Construction	32,778	5.10	43,326	6.11
Farmland	64,880	10.09	71,189	10.04
Nonfarm nonresidential	190,909	29.69	232,026	32.71
Residential Real Estate
Multi-family	43,496	6.76	46,858	6.61
1-4 Family	205,116	31.90	228,505	32.21
Consumer	12,669	1.97	14,365	2.03
Agriculture	27,477	4.27	19,199	2.71
Other	674	0.10	980	0.13

Total loans	$643,030	100.00%	$709,326	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Pass	$434,853	$415,144	$369,529	$364,720
Watch	91,208	104,171	144,316	159,387
Special Mention	3,223	4,069	5,865	9,249
Substandard	113,746	159,207	189,616	200,594
Doubtful	—	—	—	290

Total	$643,030	$682,591	$709,326	$734,240

Our loans receivable have decreased $66.3 million, or 9.3%, during the six months ended June 30, 2014. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $65.3 million, the watch category declined approximately $53.1 million, the special mention category declined approximately $2.6 million, and the substandard category declined approximately $75.9 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter of 2014.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
	(in thousands)
Past Due Loans:
30-59 Days	$3,057	$5,667	$10,696	$10,018
60-89 Days	991	1,232	775	7,582
90 Days and Over	—	—	232	—

Total Loans Past Due 30-90+ Days	4,048	6,899	11,703	17,600
Nonaccrual Loans	44,375	77,344	101,767	106,922

Total Past Due and Nonaccrual Loans	$48,423	$84,243	$113,470	$124,522

During the six months ended June 30, 2014, nonaccrual loans decreased by $57.4 million to $44.4 million. This decrease was due primarily to $22.4 million in paydowns and $35.4 million transferred to OREO, offset by $9.1 million in loans moved to nonaccrual status. During the six months ended June 30, 2014, loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.1 million at June 30, 2014. Loans past due 60-89 days increased from $775,000 at December 31, 2013 to $991,000 at June 30, 2014. This represents a $7.4 million decrease from December 31, 2013 to June 30, 2014, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$232
Nonaccrual loans	44,375	101,767

Total non-performing loans	44,375	101,999
Real estate acquired through foreclosure	62,935	30,892
Other repossessed assets	—	—

Total non-performing assets	$107,310	$132,891

Non-performing loans to total loans	6.90%	14.38%
Non-performing assets to total assets	10.20%	12.35%
Allowance for non-performing loans	$1,454	$2,285
Allowance for non-performing loans to non-performing loans	3.28%	2.24%

Nonperforming loans at June 30, 2014, were $44.4 million, or 6.9% of total loans, compared with $112.3 million, or 14.49% of total loans, at June 30, 2013, and $102.0 million, or 14.38% of total loans at December 31, 2013. Net loan charge-offs in the first six months of 2014 totaled $4.1 million compared to $19.6 million for the first six months of 2013, and were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

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

At June 30, 2014, we had 67 restructured loans totaling $50.9 million with borrowers who experienced deterioration in financial condition compared with 98 loans totaling $91.3 million at December 31, 2013. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, five loans totaling approximately $4.3 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $889,000 of commercial loans. At June 30, 2014, $32.4 million of our restructured loans were accruing and $18.5 million were on nonaccrual compared with $44.3 million and $46.9 million, respectively, at December 31, 2013. There were no new TDRs during the first six months of 2014, compared to $4.2 million during the first six months of 2013.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Total non-performing loans	$44,375	$101,999
TDRs on accrual	32,389	44,346

Total non-performing loans and TDRs on accrual	$76,764	$146,345
Real estate acquired through foreclosure	62,935	30,892
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$139,699	$177,237

Total non-performing loans and TDRs on accrual to total loans	11.94%	20.63%
Total non-performing assets and TDRs on accrual to total assets	13.26%	16.47%

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

Management periodically reviews renewals/modifications of previously identified TDRs for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan after the date of the renewal/modification. In this instance, the TDR was originally considered a restructuring in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance.

At June 30, 2014 and December 31, 2013, TDRs totaled $50.9 million and $91.3 million, respectively. During the six months ended June 30, 2014, TDRs were reduced as a result of $15.9 million in payments along with the transfer of $17.2 million to OREO. In addition, the TDR classification was removed from two loans that met the requirements discussed above. These two loans totaled $7.3 million at December 31, 2013. These loans are no longer evaluated individually for impairment.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2013
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$25,415	$39,839	$28,124	$56,680	$56,680
Loans charged-off:
Real estate	2,749	3,003	5,531	19,654	28,879
Commercial	308	132	454	1,108	2,828
Consumer	51	203	179	521	773
Agriculture	21	66	30	83	128
Other	1	—	18	—	—

Total charge-offs	3,130	3,404	6,212	21,366	32,608

Recoveries
Real estate	1,540	425	1,739	677	1,622
Commercial	144	595	232	721	1,212
Consumer	35	88	111	179	266
Agriculture	3	16	9	218	252
Other	19	—	23	—	—

Total recoveries	1,741	1,124	2,114	1,795	3,352

Net charge-offs	1,389	2,280	4,098	19,571	29,256

Provision for loan losses	—	—	—	450	700

Balance at end of period	$24,026	$37,559	$24,026	$37,559	$28,124

Allowance for loan losses to period-end loans	3.74%	4.85%	3.74%	4.85%	3.96%
Net charge-offs to average loans (annualized)	0.82%	1.13%	1.20%	4.70%	3.71%
Allowance for loan losses to non-performing loans	54.14%	33.46%	54.14%	33.46%	27.57%

Allowance for loan losses for loans individually evaluated for impairment	$1,753	$10,190	$1,753	$10,190	$3,471
Loans individually evaluated for impairment	79,742	175,038	79,742	175,038	149,883
Allowance for loan losses to loans individually evaluated for impairment	2.20%	5.82%	2.20%	5.82%	2.32%

Allowance for loan losses for loans collectively evaluated for impairment	$22,273	$27,369	$22,273	$27,369	$24,653
Loans collectively evaluated for impairment	563,288	599,747	563,288	599,747	559,443
Allowance for loan losses to loans collectively evaluated for impairment	3.95%	4.56%	3.95%	4.56%	4.41%

Our loan loss reserve, as a percentage of total loans at June 30, 2014, decreased to 3.74% from 4.85% at June 30, 2013, and from 3.96% at December 31, 2013. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 54.14% at June 30, 2014, compared with 27.57% at December 31, 2013, and 33.46% at June 30, 2013. Net charge-offs in the first six months of 2014 totaled $4.1 million of which $3.6 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Commercial	$222	$1,616	$3,655
Commercial Real Estate	1,809	20,045	21,531
Residential Real Estate	1,983	7,212	8,866
Consumer	68	507	1,005
Agriculture	21	(124)	1,092
Other	(5)	—	—

Total net charge-offs	$4,098	$29,256	$36,149

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 3.28% at June 30, 2014 compared with 2.24% at December 31, 2013, and 6.56% at June 30, 2013. The increase in this ratio from December 31, 2013 to June 30, 2014 was primarily attributable to the significant decrease in non-performing loans as well as a reduction in net charge-offs related to specific reserves for loans deemed to be collateral dependent during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$67,450	$30,298	$116,740	$56,665
Prior charge-offs	(16,772)	(3,849)	(22,410)	(7,153)

Recorded investment	50,678	26,449	94,330	49,512
Allocated allowance	(1,350)	(252)	(2,345)	(827)

Recorded investment, less allocated allowance	$49,328	$26,197	$91,985	$48,685

Recorded investment, less allocated allowance/ Unpaid principal balance	73.13%	86.46%	78.79%	85.92%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment and allocated allowance were 73.13% and 86.46% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2014.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	June 30, 2014			March 31, 2014			December 31, 2013			September 30, 2013
	Loans	Allowance	% of Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$62,881	$2,965	4.72%	$56,889	$3,156	5.55%	$47,883	$2,931	6.12%	$46,346	$3,206	6.92%
Commercial real estate	237,889	11,902	5.00	244,228	12,383	5.07	252,211	14,069	5.58	262,295	13,681	5.22
Residential real estate:	222,163	6,621	2.98	219,456	6,620	3.02	225,851	6,935	3.07	231,070	9,147	3.96
Consumer	12,607	338	2.68	13,585	379	2.79	14,272	407	2.85	15,561	532	3.42
Agriculture	27,248	435	1.60	26,049	415	1.59	18,877	305	1.62	23,337	421	1.80
Other	500	12	2.40	226	9	3.98	349	6	1.72	214	5	2.34

Total	$563,288	$22,273	3.95%	$560,433	$22,962	4.10%	$559,443	$24,653	4.41%	$578,823	$26,992	4.66%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 3.95% at June 30, 2014 from 4.56% at June 30, 2013 and 4.41% at December 31, 2013. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded in the second quarter of 2014 or 2013, or in the first six months of 2014, compared to $450,000 for the six months ended June 30, 2013. The decrease was primarily attributable to the reduction in the loan portfolio size, declining historical loss rates, a stabilization in loan risk grade classification, and more stable collateral values for collateral dependent loans. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $65.3 million, the watch category declined approximately $53.1 million, the special mention category declined approximately $2.6 million, and the substandard category declined approximately $75.9 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2014 were $62.9 million compared with $47.0 million at June 30, 2013 and $30.9 million at December 31, 2013. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first six months of 2014, we acquired $36.9 million of OREO properties, and sold properties totaling approximately $4.3 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to OREO. In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser. We typically obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $1.4 million for the six months ended June 30, 2014, compared with $2.4 million for the same period of 2013. During the six months ended June 30, 2014, fair value write-downs of $650,000 were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $1.3 million for the six months ended June 30, 2013.

Liabilities – Total liabilities at June 30, 2014 were $1.014 billion compared with $1.040 billion at December 31, 2013, a decrease of $25.9 million, or 2.5%. This decrease was primarily attributable to a decrease in deposits of $36.9 million, or 3.7%, to $950.8 million at June 30, 2014 from $987.7 million at December 31, 2013. Certificate of deposit balances declined $48.8 million during the first six months of 2014 to $631.1 million at June 30, 2014 from $680.0 million at December 31, 2013. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances increased by $9.6 million to $14.1 million at June 30, 2014, from $4.5 million at December 31, 2013. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$110,191		$106,153
Interest checking	81,869	0.17%	84,917	0.23%
Money market	89,466	0.55	69,842	0.50
Savings	37,091	0.25	39,158	0.29
Certificates of deposit	656,500	1.33	703,982	1.35

Total deposits	$975,117	0.97%	$1,004,052	1.01%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$369,364	1.26%	$405,758	1.28%
$100,000 or more	287,136	1.41%	298,224	1.44%

Total	$656,500	1.33%	$703,982	1.35%

The following table shows at June 30, 2014 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$52,523
Three months through six months	66,571
Six months through twelve months	85,148
Over twelve months	74,060

Total	$278,302

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our available for sale investment portfolio totaled $180.7 million at June 30, 2014 and within that portfolio, $66.2 million of our securities currently have an unrealized loss of $1.8 million.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2014, our additional borrowing capacity with the FHLB was $10.6 million. Any new advances are limited to a one year maturity or less.

We also have federal funds borrowing lines from correspondent banks totaling $5.0 million on a secured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future. However, the availability of these lines could be affected by our financial position, and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $2.2 million at June 30, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at June 30, 2014, totaling $2.2 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be approximately $400,000 for rest of 2014. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At June 30, 2014, cumulative accrued and unpaid dividends on this stock totaled $5.9 million. As a result of our dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We will continue to accrue deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At June 30, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.9 million.

Stockholders’ equity increased $1.8 million to $37.8 million at June 30, 2014, compared with $35.9 million at December 31, 2013. The increase was due a decrease in unrealized loss on available for sale securities, offset by the current year net loss and further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				June 30, 2014		December 31, 2013
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	7.31%	9.74%	7.34%	9.35%
Total risk-based capital	8.0	10.0	12.0%	11.07	11.79	11.03	11.44
Tier 1 leverage ratio	4.0	5.0	9.0	4.89	6.51	4.95	6.28

At June 30, 2014, PBI Bank’s Tier 1 leverage ratio was 6.51%, and its total risk-based capital ratio was 11.79%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was asset sensitive at June 30, 2014, and December 31, 2013. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 1.40% at June 30, 2014, compared with an increase of 2.45% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 2.68% at June 30, 2014, compared with an increase of 4.85% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2014, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(765)	(2.68)%
+ 100 basis points	(401)	(1.40)

We did not run a model simulation for declining interest rates as of June 30, 2014 because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our president and chief financial officer concluded that, as of the end of the fiscal quarter covered by this report, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is: (a) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (b) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Additionally, there was no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC. (Registrant)

August 8, 2014	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 8, 2014	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief Accounting Officer