Form 10-Q/A
period 2014-06-30
Porter Bancorp, Inc.
filed 2014-11-14
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Porter Bancorp, Inc. (the “Company”) has restated its previously filed interim financial statements for the three and six month periods ended June 30, 2014. The restatement had the effect of increasing the Company’s reported net loss attributable to common shareholders from $672,000 to $6.3 million for the three months ended June 30, 2014 and from $1.6 million to $7.3 million for the six months ended June 30, 2014. Basic and diluted loss per common share increased from $(0.06) per share to $(0.53) per share for the three months ended June 30, 2014 and from $(0.14) per share to $(0.61) per share for the six months ended June 30, 2014.

The restatement relates to fair value estimates of commercial real estate acquired by our wholly owned subsidiary, PBI Bank (the “Bank”), under the terms of a settlement agreement reached on June 24, 2014 with a borrower with which the Bank had been in contentious collection litigation. The real estate was recorded as other real estate owned (“OREO”) at June 30, 2014. The Bank did not promptly obtain and consider information material to a valuation of the real estate prior to filing our June 30, 2014 Form 10-Q. As management did not obtain fair value information timely, the Bank failed to record the property at fair value less costs to sell at the end of the second quarter. In the third quarter, after the Bank had appointed its own property manager, the Bank began to obtain updated information regarding the fair value of the real estate and subsequently determined that a restatement of the initial book value of the other real estate owned in the second quarter of 2014 was necessary.

This restatement resulted in commercial real estate loan charge-offs of approximately $5.2 million, an increase in the provision for loan losses of $6.3 million, and an increase in loan collection expenses of $860,000 in the three and six month periods ended June 30, 2014.

The restatement had no impact on any of the Company’s interim consolidated financial statements as of March 31, 2014 or December 31, 2013, or for the three months ended March 31, 2014 or the twelve months ended December 31, 2013.

See Footnote 2 “Restatement of Interim Consolidated Financial Statements” for additional information.

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

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2014

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	Restated
	June 30, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$101,078	$109,407
Federal funds sold	1,188	1,727

Cash and cash equivalents	102,266	111,134
Securities available for sale	180,723	163,344
Securities held to maturity (fair value of $44,853 and $42,947, respectively)	43,488	43,612
Mortgage loans held for sale	280	149
Loans, net of allowance of $25,133 and $28,124, respectively	617,897	681,202
Premises and equipment	19,788	19,983
Other real estate owned	56,882	30,892
Federal Home Loan Bank stock	7,323	10,072
Bank owned life insurance	9,039	8,911
Accrued interest receivable and other assets	7,181	6,822

Total assets	$1,044,867	$1,076,121

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$109,956	$107,486
Interest bearing	840,859	880,219

Total deposits	950,815	987,705
Repurchase agreements	2,451	2,470
Federal Home Loan Bank advances	14,134	4,492
Accrued interest payable and other liabilities	16,453	14,673
Subordinated capital note	5,400	5,850
Junior subordinated debentures	25,000	25,000

Total liabilities	1,014,253	1,040,190

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35.0 million at June 30, 2014 and December 31, 2013	35,000	35,000
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at June 30, 2014 and December 31, 2013	3,283	3,283

Total preferred stockholders’ equity	38,283	38,283

Common stock, no par, 86,000,000 shares authorized, 13,104,853 and 12,840,999 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	21,170	20,887
Retained deficit	(138,277)	(130,182)
Accumulated other comprehensive loss	(2,798)	(5,293)

Total common stockholders’ deficit	(7,669)	(2,352)

Total stockholders’ equity	30,614	35,931

Total liabilities and stockholders’ equity	$1,044,867	$1,076,121

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Restated		Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$8,572	$9,954	$16,893	$19,987
Taxable securities	1,215	848	2,388	1,715
Tax exempt securities	235	231	476	452
Fed funds sold and other	144	135	306	272

	10,166	11,168	20,063	22,426

Interest expense
Deposits	2,319	2,560	4,680	5,264
Federal Home Loan Bank advances	32	41	65	84
Subordinated capital note	47	56	97	114
Junior subordinated debentures	153	157	305	311
Federal funds purchased and other	1	2	2	3

	2,552	2,816	5,149	5,776

Net interest income	7,614	8,352	14,914	16,650
Provision for loan losses	6,300	—	6,300	450

Net interest income after provision for loan losses	1,314	8,352	8,614	16,200

Non-interest income
Service charges on deposit accounts	487	506	955	999
Income from fiduciary activities	—	—	—	517
Bank card interchange fees	205	196	366	368
Other real estate owned rental income	18	230	25	342
Net gain on sales of securities	2	703	46	703
Income from bank owned life insurance	62	305	138	384
Other	175	208	334	482

	949	2,148	1,864	3,795

Non-interest expense
Salaries and employee benefits	3,949	3,999	7,690	8,138
Occupancy and equipment	896	913	1,788	1,844
Loan collection expense	1,249	2,407	1,788	3,442
Other real estate owned expense	774	1,657	1,436	2,448
FDIC Insurance	571	650	1,111	1,289
State franchise tax	405	537	830	1,074
Professional fees	764	499	1,322	905
Communications	165	179	400	354
Insurance expense	153	160	302	311
Postage and delivery	94	102	204	215
Other	784	706	1,435	1,353

	9,804	11,809	18,306	21,373

Loss before income taxes	(7,541)	(1,309)	(7,828)	(1,378)
Income tax benefit	(1,307)	—	(1,307)	—

Net loss	(6,234)	(1,309)	(6,521)	(1,378)
Less:
Dividends on preferred stock	789	437	1,574	875
Accretion on Series A preferred stock	—	45	—	90
Earnings allocated to participating securities	(693)	(110)	(772)	(131)

Net loss attributable to common shareholders	$(6,330)	$(1,681)	$(7,323)	$(2,212)

Basic and diluted loss per common share	$(0.53)	$(0.14)	$(0.61)	$(0.19)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Restated		Restated
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(6,234)	$(1,309)	$(6,521)	$(1,378)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	2,168	(7,066)	3,756	(7,114)
Reclassification of amount realized through sales	2	703	46	703

Net unrealized gain/(loss) recognized in comprehensive income	2,170	(6,363)	3,802	(6,411)
Tax effect	(1,307)	—	(1,307)	—

Other comprehensive income (loss)	863	(6,363)	2,495	(6,411)

Comprehensive income (loss)	$(5,371)	$(7,672)	$(4,026)	$(7,789)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2014

(dollars in thousands, except share and per share data)

								Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares			Amount			Additional Paid-In Capital
	Common	Series A Preferred	Series C Preferred	Common	Series A Preferred	Series C Preferred
Balances, January 1, 2014	12,840,999	35,000	317,042	$112,236	$35,000	$3,283	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	288,888	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(25,034)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	283	—	—	283
Net loss (restated)	—	—	—	—	—	—	—	(6,521)	—	(6,521)
Net change in accumulated other comprehensive loss, net of taxes (restated)	—	—	—	—	—	—	—	—	2,495	2,495
Dividends accrued on Series A preferred stock	—	—	—	—	—	—	—	(1,574)	—	(1,574)

Balances, June 30, 2014 (restated)	13,104,853	35,000	317,042	$112,236	$35,000	$3,283	$21,170	$(138,277)	$(2,798)	$30,614

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2014 and 2013

(dollars in thousands)

	Restated
	2014	2013
Cash flows from operating activities
Net loss	$(6,521)	$(1,378)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	852	1,042
Provision for loan losses	6,300	450
Net amortization on securities	773	1,185
Stock-based compensation expense	283	226
Tax benefit from OCI components	(1,307)	—
Net gain on loans originated for sale	(34)	(66)
Loans originated for sale	(1,574)	(2,095)
Proceeds from sales of loans originated for sale	1,477	2,524
Net gain on sales of investment securities	(46)	(703)
Net (gain) loss on sales of other real estate owned	(54)	359
Net write-down of other real estate owned	650	1,284
Earnings on bank owned life insurance, net of premium expense	(128)	(374)
Net change in accrued interest receivable and other assets	(588)	1,095
Net change in accrued interest payable and other liabilities	205	1,666

Net cash from operating activities	288	5,215

Cash flows from investing activities
Purchases of available for sale securities	(21,990)	(24,929)
Sales and calls of available for sale securities	1,004	1,908
Maturities and prepayments of available for sale securities	6,804	17,661
Proceeds from sale of other real estate owned	4,281	10,538
Proceeds from mandatory redemption of Federal Home Loan Bank stock	2,749	—
Loan originations and payments, net	25,997	89,045
Purchases of premises and equipment, net	(284)	(141)

Net cash from investing activities	18,561	94,082

Cash flows from financing activities
Net change in deposits	(36,890)	(84,223)
Net change in repurchase agreements	(19)	658
Advances from Federal Home Loan Bank	10,000	—
Repayment of Federal Home Loan Bank advances	(358)	(588)
Repayment of subordinated capital note	(450)	(450)

Net cash from financing activities	(27,717)	(84,603)

Net change in cash and cash equivalents	(8,868)	14,694
Beginning cash and cash equivalents	111,134	49,572

Ending cash and cash equivalents	$102,266	$64,266

Supplemental cash flow information:
Interest paid	$4,872	$5,603
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$30,866	$15,555
Financed sales of other real estate owned	—	15

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

Note 2 – Restatement of Interim Consolidated Financial Statements

The Company has restated its previously filed interim financial statements for the three and six month periods ended June 30, 2014. The restatement had the effect of increasing the Company’s reported net loss attributable to common shareholders from $672,000 to $6.3 million for the three months ended June 30, 2014 and from $1.6 million to $7.3 million for the six months ended June 30, 2014. Basic and diluted loss per common share increased from $(0.06) per share to $(0.53) per share for the three months ended June 30, 2014 and from $(0.14) per share to $(0.61) per share for the six months ended June 30, 2014.

The restatement relates to fair value estimates of commercial real estate acquired by our wholly owned subsidiary, PBI Bank (“the Bank”) under the terms of a settlement agreement reached on June 24, 2014 with a borrower with which the Bank had been in contentious collection litigation. The real estate was recorded as OREO at June 30, 2014. The Bank did not promptly obtain and consider information material to a valuation of the real estate prior to filing our June 30, 2014 Form 10-Q. As management did not obtain fair value information timely, the Bank failed to record the property at fair value at the end of the second quarter. In the third quarter, after the Bank had appointed its own property manager, the Bank began to obtain updated information regarding the fair value of the real estate and subsequently determined that a restatement of the initial book value of the other real estate owned in the second quarter of 2014 was necessary.

This restatement resulted in commercial real estate loan charge-offs of approximately $5.2 million, an increase in the provision for loan losses of $6.3 million, and an increase in loan collection expenses of $860,000 in the three and six month periods ended June 30, 2014.

Accordingly, the June 30, 2014 consolidated financial statements have been restated to account for the adjustments. The effects of these changes in the consolidated financial statements were as follows:

	Three months ended June 30, 2014			Six months ended June 30, 2014
	Previously Reported	Adjustment	Restated	Previously Reported	Adjustment	Restated
	(in thousands, except per share data)
Consolidated Statement of Operations:
Provision for loan losses	$—	$6,300	$6,300	$—	$6,300	$6,300
Net interest income after provision for loan losses	7,614	(6,300)	1,314	14,914	(6,300)	8,614
Non-interest expense	8,944	860	9,804	17,446	860	18,306
Net loss before income taxes	(381)	(7,160)	(7,541)	(668)	(7,160)	(7,828)
Income tax benefit	(424)	(883)	(1,307)	(424)	(883)	(1,307)
Net loss attributable to common	(672)	(5,658)	(6,330)	(1,645)	(5,678)	(7,323)
Basic and diluted loss per common share	(0.06)	(0.47)	(0.53)	(0.14)	(0.47)	(0.61)

	As of June 30, 2014
	Previously Reported	Adjustment	Restated
	(in thousands)
Consolidated Balance Sheet:
Loans, net	$619,004	(1,107)	$617,897
Other real estate owned	62,935	(6,053)	56,882

Total assets	$1,052,027	(7,160)	$1,044,867

Retained deficit	$(132,000)	(6,277)	$(138,277)
Accumulated other comprehensive loss	(1,915)	(883)	(2,798)
Total common stockholders’ deficit	(509)	(7160)	(7,669)

Total stockholders’ equity	37,774	(7,160)	30,614

Total liabilities and stockholders’ equity	1,052,027	(7,160)	1,044,867

The restatement had no impact on any of the Company’s interim consolidated financial statements as of March 31, 2014 or December 31, 2013, or for the three months ended March 31, 2014 or the twelve months ended December 31, 2013.

Note 3 – Going Concern Considerations and Future Plans (Restated)

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note create substantial doubt about the Company’s ability to continue as a going concern.

During the first six months of 2014, we reported net loss attributable to common shareholders of $7.3 million, compared with net loss attributable to common shareholders of $2.2 million for the first six months of 2013. The increase in net loss in 2014 compared to 2013 is primarily attributable to an increase in provision expense of $5.9 million to $6.3 million for the six months ended June 30, 2014, compared to $450,000 for the six months ended June 30, 2013.

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

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. If we cannot pay all unpaid deferred distributions on our trust preferred securities for more than twenty consecutive quarters, we will be in default, and the holders of our trust preferred securities would become entitled to payment of the full amount of outstanding principal plus accrued and unpaid interest. At June 30, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $1.9 million. Our ability to pay cash dividends on our common stock in the future is subject to the prior payment of all deferred distributions on our trust preferred securities.

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

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We have now been in compliance for nine quarters. Construction and development loans totaled $32.8 million, or 43% of total risk-based capital, at June 30, 2014, down from $43.3 million, or 52% of total risk-based capital, at December 31, 2013.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. We were not in compliance with this concentration limit at June 30, 2014. These loans totaled $199.8 million, or 259% of total risk-based capital, at June 30, 2014 and $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $32.8 million at June 30, 2014. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $123.5 million at June 30, 2014.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO since 2010. The Bank acquired $20.6 million, $33.5 million, $41.9 million, and $90.8 million during 2013, 2012, 2011, and 2010, respectively. For the six months ended June 30, 2014, we acquired $30.9 million of OREO.

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

•

At December 31, 2013, the OREO portfolio consisted of 62% construction, development, and land assets. At June 30, 2014, this concentration decreased to 37%; however, the balance increased from $19.2 million to $21.1 million. Commercial real estate represents 32% of the OREO portfolio at June 30, 2014 compared with 19% at December 31, 2013. 1-4 family residential properties represent 20% of the OREO portfolio at June 30, 2014 compared with 16% at December 31, 2013, and multi-family properties represent 11% of the OREO portfolio at June 30, 2014, compared to 1% at December 31, 2013.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Note 4 – Securities

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

Note 5 – Loans (Restated)

Loans were as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Commercial	$65,031	$52,878
Commercial Real Estate:
Construction	32,778	43,326
Farmland	64,880	71,189
Nonfarm nonresidential	190,909	232,026
Residential Real Estate:
Multi-family	43,496	46,858
1-4 Family	205,116	228,505
Consumer	12,669	14,365
Agriculture	27,477	19,199
Other	674	980

Subtotal	643,030	709,326
Less: Allowance for loan losses	(25,133)	(28,124)

Loans, net	$617,897	$681,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2014:
Beginning balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415
Provision for loan losses	(329)	6,074	560	(28)	38	(15)	6,300
Loans charged off	(308)	(6,894)	(1,048)	(51)	(21)	(1)	(8,323)
Recoveries	144	1,250	290	35	3	19	1,741

Ending balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133

June 30, 2013:
Beginning balance	$4,990	$22,169	$11,540	$716	$410	$14	$39,839
Provision for loan losses	(805)	321	360	(7)	127	4	—
Loans charged off	(132)	(1,866)	(1,137)	(203)	(66)	—	(3,404)
Recoveries	595	398	27	88	16	—	1,124

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	116	4,947	1,094	(9)	151	1	6,300
Loans charged off	(454)	(8,368)	(2,356)	(179)	(30)	(18)	(11,405)
Recoveries	232	1,366	373	111	9	23	2,114

Ending balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133

June 30, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	633	(124)	(90)	79	(51)	3	450
Loans charged off	(1,108)	(14,178)	(5,476)	(521)	(83)	—	(21,366)
Recoveries	721	556	121	179	218	—	1,795

Ending balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$150	$1,350	$252	$1	$—	$—	$1,753
Collectively evaluated for impairment	2,965	13,009	6,621	338	435	12	23,380

Total ending allowance balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133

Loans:
Loans individually evaluated for impairment	$2,150	$50,678	$26,449	$62	$229	$174	$79,742
Loans collectively evaluated for impairment	62,881	237,889	222,163	12,607	27,248	500	563,288

Total ending loans balance	$65,031	$288,567	$248,612	$12,669	$27,477	$674	$643,030

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

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2014, and December 31, 2013:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in thousands)
Commercial	$1,984	$2,886	$—	$—
Commercial Real Estate:
Construction	3,880	8,528	—	—
Farmland	6,051	7,844	—	—
Nonfarm nonresidential	20,039	48,447	—	—
Residential Real Estate:
Multi-family	86	7,513	—	—
1-4 Family	11,912	26,098	—	230
Consumer	20	9	—	2
Agriculture	229	322	—	—
Other	174	120	—	—

Total	$44,375	$101,767	$—	$232

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013:

	30 –59 Days Past Due	60 –89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2014
Commercial	$430	$18	$—	$1,984	$2,432
Commercial Real Estate:
Construction	—	—	—	3,880	3,880
Farmland	200	—	—	6,051	6,251
Nonfarm nonresidential	550	336	—	20,039	20,925
Residential Real Estate:
Multi-family	—	—	—	86	86
1-4 Family	1,744	593	—	11,912	14,249
Consumer	101	44	—	20	165
Agriculture	32	—	—	229	261
Other	—	—	—	174	174

Total	$3,057	$991	$—	$44,375	$48,423

	30 –59 Days Past Due	60 –89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Nonfarm nonresidential	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

Credit Quality Indicators

We categorize all loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Additionally, loans are analyzed continuously through our internal and external loan review processes. Borrower relationships in excess of $500,000 are routinely analyzed through our credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Note 6 – Other Real Estate Owned (Restated)

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

To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$21,082	$19,199
Farmland	1,349	695
Nonfarm nonresidential	16,648	6,064
Residential Real Estate:
Multi-family	6,335	248
1-4 Family	11,667	4,916

	57,081	31,122
Valuation allowance	(199)	(230)

	$56,882	$30,892

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$208	$928	$230	$1,154
Provision to allowance	400	977	650	1,284
Write-downs	(409)	(1,158)	(681)	(1,691)

Ending balance	$199	$747	$199	$747

Net activity relating to other real estate owned during the six months ended June 30, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671
Real estate acquired	30,866	15,555
Valuation adjustment writedowns	(650)	(1,284)
Gain/(Loss) on sale	54	(359)
Proceeds from sale of properties	(4,280)	(10,553)

OREO as of June 30	$56,882	$47,030

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net (gain) loss on sales	$(54)	$162	$(54)	$359
Provision to allowance	400	977	650	1,284
Operating expense	428	518	840	805

Total	$774	$1,657	$1,436	$2,448

Note 7 – Deposits

The following table shows deposits by category:

	June 30, 2014	December 31, 2013
	(in thousands)
Non-interest bearing	$109,956	$107,486
Interest checking	76,625	84,626
Money market	95,946	79,349
Savings	37,178	36,292
Certificates of deposit	631,110	679,952

Total	$950,815	$987,705

Time deposits of $100,000 or more were $278.3 million and $295.0 million at June 30, 2014 and December 31, 2013, respectively.

Scheduled maturities of total time deposits at June 30, 2014 are as follows (in thousands):

Year 1	$473,490
Year 2	121,978
Year 3	12,177
Year 4	7,910
Year 5	15,553
Thereafter	2

$631,110

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2014 through 2033, averaging 2.89% for 2014	$14,134	$4,492

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

Note 9 – Fair Values Measurement (Restated)

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We generally obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$1,188	$—	$—	$1,188
Commercial real estate:
Construction	4,401	—	—	4,401
Farmland	3,728	—	—	3,728
Nonfarm nonresidential	37,738	—	—	37,738
Residential real estate:
Multi-family	4,193	—	—	4,193
1-4 Family	14,340	—	—	14,340
Consumer	42	—	—	42
Other	106	—	—	106
Other real estate owned, net:
Commercial real estate:
Construction	21,008	—	—	21,008
Farmland	1,344	—	—	1,344
Nonfarm nonresidential	16,591	—	—	16,591
Residential real estate:
Multi-family	6,313	—	—	6,313
1-4 Family	11,626	—	—	11,626

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Nonfarm nonresidential	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Nonfarm nonresidential	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $67.5 million with a valuation allowance of $1.8 million at June 30, 2014, resulting in an additional provision for loan losses of $5.2 million for the six months ended June 30, 2014. At December 31, 2013, impaired loans had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $56.9 million as of June 30, 2014, compared with $30.9 million at December 31, 2013. Fair value write-downs of $650,000 were recorded on other real estate owned for the six months ended June 30, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$1,188	Market value approach	Adjustment for receivables and inventory discounts	16% - 32%(24%)
Impaired loans – Commercial real estate	$45,867	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62%(18%)
Impaired loans – Residential real estate	$18,533	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68%(17%)
Other real estate owned – Commercial real estate	$38,943	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 45%(17%)
		Income approach	Discount or capitalization rate	8% - 16%(14%)
Other real estate owned – Residential real estate	$17,939	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54%(11%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16% - 32%(24%)
Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69%(20%)
Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68%(15%)
Other real estate owned – Commercial real estate	$25,766	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 51%(22%)
		Income approach	Discount or capitalization rate	7% - 16%(11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54%(11%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$102,266	$78,906	$23,360	$—	$102,266
Securities available for sale	180,723	—	180,072	651	180,723
Securities held to maturity	43,488	—	44,853	—	44,853
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Mortgage loans held for sale	280	—	280	—	280
Loans, net	617,897	—	—	631,615	631,615
Accrued interest receivable	3,461	—	1,365	2,096	3,461
Financial liabilities
Deposits	$950,815	$109,056	$837,997	$—	$947,953
Securities sold under agreements to repurchase	2,451	—	2,451	—	2,451
Federal Home Loan Bank advances	14,134	—	14,138	—	14,138
Subordinated capital notes	5,400	—	—	5,177	5,177
Junior subordinated debentures	25,000	—	—	13,841	13,841
Accrued interest payable	2,813	—	1,014	1,799	2,813

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

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

Note 10 – Income Taxes (Restated)

Deferred tax assets and liabilities were due to the following as of:

	June 30, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$28,858	$25,460
Allowance for loan losses	8,796	9,843
Other real estate owned write-down	9,537	9,478
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	656	644
Other than temporary impairment on securities	46	89
Net unrealized loss on securities	—	1,067
New market tax credit carry-forward	208	208
Nonaccrual loan interest	878	911
Amortization of non-compete agreements	15	16
Other	1,749	1,640

	51,435	50,048

Deferred tax liabilities:
FHLB stock dividends	928	1,276
Fixed assets	291	333
Net unrealized gain on securities	263	—
Originated mortgage servicing rights	63	75
Other	548	570

	2,093	2,254

Net deferred tax assets before valuation allowance	49,342	47,794

Valuation allowance	(49,342)	(47,794)

Net deferred tax asset	$—	$—

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

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended June 30, 2014, this resulted in $1.3 million of income tax benefit allocated to continuing operations. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

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

Note 11 – Stock Plans and Stock Based Compensation

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

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Six Months Ended June 30, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	47,428	$1.69	80,078	$1.77
Granted	166,668	0.90	182,355	0.85
Vested	(7,757)	1.74	(215,005)	1.01
Forfeited	(24,520)	1.69	—	—

Outstanding, ending	181,819	$0.96	47,428	$1.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2014 and beyond is estimated as follows (in thousands):

July 2014 – December 2014	$397
2015	420
2016	275
2017	51
2018 & thereafter	—

Note 12 – Earnings (Loss) per Share (Restated)

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net loss	$(6,234)	$(1,309)	$(6,521)	$(1,378)
Less:
Preferred stock dividends	789	437	1,574	875
Accretion of Series A preferred stock discount	—	45	—	90
Earnings allocated to unvested shares	(517)	(62)	(569)	(69)
Earnings allocated to Series C preferred	(176)	(48)	(203)	(62)

Net loss attributable to common shareholders, basic and diluted	$(6,330)	$(1,681)	$(7,323)	$(2,212)

Basic
Weighted average common shares including unvested common shares outstanding	13,293,226	12,528,932	13,256,911	12,501,854
Less: Weighted average unvested common shares	979,211	434,250	931,092	367,297
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894

Weighted average common shares outstanding	11,981,121	11,761,788	11,992,925	11,801,663

Basic loss per common share	$(0.53)	$(0.14)	$(0.61)	$(0.19)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	11,981,121	11,761,788	11,992,925	11,801,663

Diluted loss per common share	$(0.53)	$(0.14)	$(0.61)	$(0.19)

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

Note 13 – Capital Requirements and Restrictions on Retained Earnings (Restated)

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

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total risk-based capital (to risk- weighted assets)
Consolidated	$71,751	10.27%	$55,876	8.00%
Bank	77,087	11.06	55,772	8.00
Tier I capital (to risk-weighted assets)
Consolidated	43,224	6.19	27,938	4.00
Bank	62,770	9.00	27,886	4.00
Tier I capital (to average assets)
Consolidated	43,224	4.10	42,202	4.00
Bank	62,770	5.96	42,151	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk – weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of June 30, 2014		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$77,087	11.06%	$83,657	12.00%
Tier I capital to average assets	62,770	5.96	94,840	9.00

At June 30, 2014, PBI Bank’s Tier 1 leverage ratio was 5.96%, and its total risk-based capital ratio was 11.06%, both of which are below the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

Note 14 – Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item analyzes our financial condition, change in financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

As discussed in Note 2 to the unaudited consolidated financial statements, the financial statements for the three and six month periods ending June 30, 2014 presented in Part I, Item 1 have been restated to correct an error related to the initial recognition of other real estate owned at fair value. The information presented in Item 2 has also been restated to be consistent with the financial statements presented in Part I, Item 1.

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

The Company reported a net loss of $6.2 million $6.5 million for the three and six months ended June 30, 2014, compared with net loss of $1.3 million and $1.4 million for the same periods of 2013. After deductions for dividends on preferred stock and loss allocated to participating securities, net loss attributable to common shareholders was $6.3 million and $7.3 million, respectively, for the three and six months ended June 30, 2014, compared with net loss to common shareholders of $1.7 million and $2.2 million for the three and six months ended June 30, 2013.

Basic and diluted loss per common share were ($0.53) and ($0.61) for the three and six months ended June 30, 2014 compared with basic and diluted loss per common share of ($0.14) and ($0.19) for the three and six months ended June 30, 2013.

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

•

Provision for loan losses expense of $6.3 million was recorded in the second quarter of 2014, while no provision expense was recorded in the first quarter of 2014 or the second quarter of 2013. Provision expense for the first six months of 2014 was $6.3 million, compared to a provision of $450,000 for the six months ended June 30, 2013. Net charge-offs of $6.6 million were recognized for the second quarter of 2014 and net charge-offs for the six months ended June 30, 2014 were $9.3 million, compared to $2.3 million and $19.6 million for the three and six months ended June 30, 2013, respectively. The provision for loan losses of $6.3 million recorded in the second quarter of 2014 was primarily attributable to $5.2 million in commercial real estate loan charge-offs in the second quarter of 2014 associated with loans to a borrower with which the company reached a settlement agreement and transferred the commercial real estate securing the loans to OREO at estimated fair value less cost to sell. The charge-offs were in addition to reserves established through that time.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. At June 30, 2014, we were compliant with the terms of our Consent Order with respect to our level of construction and development loans; however, we were not in compliance with respect to our level of non-owner occupied commercial real estate loans. Construction and development loans totaled $32.8 million, or 43% of total risk-based capital, at June 30, 2014 compared with $43.3 million, or 52% of total risk-based capital, at December 31, 2013. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $199.8 million, or 259% of total risk-based capital, at June 30, 2014 compared with $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

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

•

Non-performing loans decreased $57.6 million to $44.4 million at June 30, 2014, compared with $102.0 million at December 31, 2013. The decrease in non-performing loans was due to the migration of non-performing loans to the OREO portfolio, as well as $22.4 million in paydowns. Net charge-offs were $9.3 million for the six months ended June 30, 2014. The charge-offs resulted primarily from charging off specific reserves for loans deemed to be collateral dependent.

•

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.1 million at June 30, 2014 and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $991,000 at June 30, 2014. Total loans past due and nonaccrual loans decreased to $48.4 million at June 30, 2014 from $113.5 million at December 31, 2013.

•

Foreclosed properties were $56.9 million at June 30, 2014, compared with $30.9 million at December 31, 2013, and $47.0 million at June 30, 2013. During the first six months of 2014, the Company acquired $30.9 million and sold $4.3 million of OREO. In addition, we recorded fair value write-downs of $650,000 during the first six months of 2014 reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 9.69% at June 30, 2014, compared with 12.35% at December 31, 2013, and 14.86% at June 30, 2013.

•

Long-term interest rates declined from December 31, 2013 to June 30, 2014 resulting in a decrease in the net unrealized loss in our available for sale securities portfolio between period ends of $3.7 million and a similar increase in the shareholders equity component, accumulated other comprehensive loss.

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

•

We continue to make progress in reducing our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group. These loans represented 259% of total risk-based capital at June 30, 2014, down from 284% at December 31, 2013. Our Consent Order calls for us to reduce this concentration to not more than 250% of total risk-based capital.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during 2013, as we acquired $20.6 million of OREO in 2013 compared with $33.5 million during 2012. We acquired $30.9 million in the first six months of 2014. Additionally, nonaccrual loans totaled $44.4 million at June 30, 2014, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2014, compared with the same period of 2013:

	For the Three Months Ended June 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$10,166	$11,168	$(1,002)	(9.0)%
Gross interest expense	2,552	2,816	(264)	(9.4)
Net interest income	7,614	8,352	(738)	(8.8)
Provision for loan losses	6,300	—	6,300	100.0
Non-interest income	949	2,148	(1,199)	(55.8)
Non-interest expense	9,804	11,809	(2,005)	(17.0)
Net loss before taxes	(7,541)	(1,309)	(6,232)	476.1
Income tax benefit	(1,307)	—	(1,307)	100.0
Net income (loss)	(6,234)	(1,309)	(4,925)	376.2

Net loss before taxes for the three months ended June 30, 2014 totaled $7.5 million, compared with a net loss before taxes of $1.3 million for the comparable period of 2013. A tax benefit was recognized in the second quarter of 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended June 30, 2014, this resulted in $1.3 million of income tax benefit allocated to continuing operations. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Net loss after recognition of the tax benefit was $6.2 million for the second quarter.

Net interest income decreased $738,000 from the 2013 second quarter as a result of an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $948,000 and $1.5 million of interest lost on nonaccrual loans in the second quarters of 2014 and 2013, respectively. Provision expense increased to $6.3 million for the second quarter of 2014, while no provision expense was recorded in the second quarter of 2013.

The provision for loan losses of $6.3 million recorded in the second quarter of 2014 was primarily attributable to $5.2 million in commercial real estate loan charge-offs in the second quarter of 2014 associated with loans to a borrower with which the company reached a settlement agreement and transferred the commercial real estate securing the loans to OREO at estimated fair value less cost to sell. The charge-offs were in addition to reserves established through that time. Non-interest income decreased by $1.2 million to $949,000 from $2.1 million in the second quarter of 2013, primarily due to decreases in gains on sales of securities and OREO income. Non-interest expense also decreased during the period from $11.8 million to $9.8 million for the three months ended June 30, 2013 and 2014, respectively. This decrease was primarily due to decreases in OREO expenses of $883,000 and loan collection expenses of $1.2 million. Non-interest expense in the second quarter of 2014 included approximately $860,000 of loan collection expenses related to the settlement agreement and the OREO acquired late in the quarter. OREO expense may be elevated in future periods based on the transfer of $13.5 million from loans to OREO during the current quarter as we work to sell these properties.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2014, compared with the same period of 2013:

	For the Six Months Ended June 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$20,063	$22,426	$(2,363)	(10.5)%
Gross interest expense	5,149	5,776	(627)	(10.9)
Net interest income	14,914	16,650	(1,736)	(10.4)
Provision for loan losses	6,300	450	5,850	1300.0
Non-interest income	1,864	3,795	(1,931)	(50.9)
Non-interest expense	18,306	21,373	(3,067)	(14.3)
Net loss before taxes	(7,828)	(1,378)	(6,450)	468.1
Income tax benefit	(1,307)	—	(1,307)	100.0
Net loss	(6,521)	(1,378)	(5,143)	373.2

Net loss before taxes for the six months ended June 30, 2014 totaled $7.8 million, compared with a net loss before taxes of $1.4 million for the comparable period of 2013. After the tax benefit recorded in the second quarter as noted above, net loss for the first six months 2014 was $6.5 million. Provision for loan losses expense increased $5.9 million for the first six months of 2014 compared with the same period in 2013. The provision for loan losses of $6.3 million recorded in the second quarter of 2014 was primarily attributable to $5.2 million in commercial real estate loan charge-offs in the second quarter of 2014 associated with loans to a borrower with which the company reached a settlement agreement and transferred the commercial real estate securing the loans to OREO at estimated fair value less cost to sell. The charge-offs were in addition to reserves established through that time. Net charge-offs were $9.3 million for the six months ended June 30, 2014, compared to $19.6 million for the same period in 2013. The charge-offs for both periods were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent.

Net interest income decreased $1.7 million from the first six months of 2013 as a result of an 11 basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $2.1 million and $3.0 million of interest lost on nonaccrual loans in the first six months of 2014 and 2013, respectively. Non-interest income decreased by $1.9 million to $1.9 million from $3.8 million for the first six months of 2013, primarily due to decreases in net gains on sales of securities, OREO income, and income from fiduciary activities. Non-interest expense also decreased during the period from $21.4 million to $18.3 million for the six months ended June 30, 2013 and 2014, respectively. This decrease was primarily due to decreases in OREO expenses of $1.0 million and loan collection expenses of $1.7 million.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$677,643	$8,572	5.07%	$806,941	$9,954	4.95%
Securities
Taxable	181,706	1,215	2.68	145,909	833	2.29
Tax-exempt (3)	30,549	235	4.75	29,896	231	4.77
FHLB stock	7,323	89	4.87	10,072	105	4.18
Other equity securities	—	—	—	1,305	15	4.61
Federal funds sold and other	94,195	55	0.23	56,392	30	0.21

Total interest-earning assets	991,416	10,166	4.16%	1,050,515	11,168	4.31%

Less: Allowance for loan losses	(25,326)			(39,255)
Non-interest earning assets	90,719			93,547

Total assets	$1,056,809			$1,104,807

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$642,881	$2,133	1.33%	$714,091	$2,400	1.35%
NOW and money market deposits	176,192	163	0.37	146,477	129	0.35
Savings accounts	37,277	23	0.25	41,090	31	0.30
Repurchase agreements	2,199	1	0.18	2,749	2	0.29
FHLB advances	4,751	32	2.70	5,128	41	3.21
Junior subordinated debentures	30,621	200	2.62	31,524	213	2.71

Total interest-bearing liabilities	893,921	2,552	1.15%	941,059	2,816	1.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	109,814			106,444
Other liabilities	15,463			10,400

Total liabilities	1,019,198			1,057,903
Stockholders’ equity	37,611			46,904

Total liabilities and stockholders’ equity	$1,056,809			$1,104,807

Net interest income		$7,614			$8,352

Net interest spread			3.01%			3.11%

Net interest margin			3.13%			3.24%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $66.7 million and $115.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$687,857	$16,893	4.95%	$839,542	$19,987	4.80%
Securities
Taxable	179,654	2,388	2.68	145,542	1,685	2.33
Tax-exempt (3)	30,816	476	4.79	29,187	452	4.80
FHLB stock	8,204	191	4.69	10,072	213	4.26
Other equity securities	43	—	—	1,332	30	4.54
Federal funds sold and other	98,644	115	0.24	55,149	59	0.22

Total interest-earning assets	1,005,218	20,063	4.08%	1,080,824	22,426	4.23%

Less: Allowance for loan losses	(26,573)			(47,253)
Non-interest earning assets	86,506			94,611

Total assets	$1,065,151			$1,128,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$656,500	$4,324	1.33%	$731,863	$4,937	1.36%
NOW and money market deposits	171,335	310	0.36	149,981	262	0.35
Savings accounts	37,091	46	0.25	40,742	65	0.32
Repurchase agreements	2,277	2	0.18	2,658	3	0.23
FHLB advances	4,569	65	2.87	5,275	84	3.21
Junior subordinated debentures	30,734	402	2.64	31,634	425	2.71

Total interest-bearing liabilities	902,506	5,149	1.15%	962,153	5,776	1.21%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,191			108,281
Other liabilities	15,151			10,424

Total liabilities	1,027,848			1,080,858
Stockholders’ equity	37,303			47,324

Total liabilities and stockholders’ equity	$1,065,151			$1,128,182

Net interest income		$14,914			$16,650

Net interest spread			2.93%			3.02%

Net interest margin			3.04%			3.15%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $79.0 million and $112.3 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

Non-interest Expense – The following table presents the major categories of non-interest expense for the six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Salary and employee benefits	$3,949	$3,999	$7,690	$8,138
Occupancy and equipment	896	913	1,788	1,844
Other real estate owned expense	774	1,657	1,436	2,448
Professional fees	764	499	1,322	905
FDIC insurance	571	650	1,111	1,289
Loan collection expense	1,249	2,407	1,788	3,442
State franchise tax	405	537	830	1,074
Communications	165	179	400	354
Insurance expense	153	160	302	311
Postage and delivery	94	102	204	215
Other	784	706	1,435	1,353

Total non-interest expense	$9,804	$11,809	$18,306	$21,373

Non-interest expense for the second quarter ended June 30, 2014 decreased $2.0 million, or 17.0%, compared with the second quarter of 2013. For the six months ended June 30, 2014, non-interest expense decreased $3.1 million, or 14.3% to $18.3 million compared with $21.4 million for the first six months of 2013. The decreases in non-interest expense for the second quarter and six months ended June 30, 2014 were primarily attributable to reduced loan collection and OREO expenses for both periods.

Income Tax Expense – No income tax expense was recorded for the first six months of 2014; an income tax benefit of $1.3 million was recorded for the quarter ended June 30, 2014. Our June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The income tax effect on net loss before taxes for the six months ended June 30, 2014, increased our deferred tax assets and related valuation allowance by $2.9 million. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Federal statutory rate times financial statement income	$(2,640)	$(458)	$(2,740)	$(482)
Effect of:
Valuation allowance	2,691	554	2,879	677
Tax-exempt income	(80)	(79)	(162)	(158)
Tax benefit from OCI components	(1,307)	—	(1,307)	—
Non-taxable life insurance income	(22)	(26)	(48)	(52)
Other, net	51	9	71	15

Total	$(1,307)	$—	$(1,307)	$—

Analysis of Financial Condition

Total assets decreased $31.3 million, or 2.9%, to $1.045 billion at June 30, 2014, from $1.076 billion at December 31, 2013. This decrease was primarily attributable to a decrease of $63.3 million in net loans, partially offset by increases of $26.0 million in other real estate owned and $17.4 million in investment securities. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in OREO was due to the continued remediation of problem loans.

Loans Receivable – Loans receivable decreased $66.3 million, or 9.3%, during the six months ended June 30, 2014 to $643.0 million. The decline in loans receivable was attributable to net charge-offs of $9.3 million, transfers to OREO of $30.9 million, and loan payoffs outpacing loan funding by approximately $26.1 million.

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

During the six months ended June 30, 2014, nonaccrual loans decreased by $57.4 million to $44.4 million. This decrease was due primarily to $22.4 million in paydowns and $30.9 million transferred to OREO, offset by $9.1 million in loans moved to nonaccrual status. During the six months ended June 30, 2014, loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.1 million at June 30, 2014. Loans past due 60-89 days increased from $775,000 at December 31, 2013 to $991,000 at June 30, 2014. This represents a $7.4 million decrease from December 31, 2013 to June 30, 2014, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$232
Nonaccrual loans	44,375	101,767

Total non-performing loans	44,375	101,999
Real estate acquired through foreclosure	56,882	30,892
Other repossessed assets	—	—

Total non-performing assets	$101,257	$132,891

Non-performing loans to total loans	6.90%	14.38%
Non-performing assets to total assets	9.69%	12.35%
Allowance for non-performing loans	$1,454	$2,285
Allowance for non-performing loans to non-performing loans	3.28%	2.24%

Nonperforming loans at June 30, 2014, were $44.4 million, or 6.9% of total loans, compared with $112.3 million, or 14.49% of total loans, at June 30, 2013, and $102.0 million, or 14.38% of total loans at December 31, 2013. Net loan charge-offs in the first six months of 2014 totaled $9.3 million compared to $19.6 million for the first six months of 2013, and were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

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

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Total non-performing loans	$44,375	$101,999
TDRs on accrual	32,389	44,346

Total non-performing loans and TDRs on accrual	$76,764	$146,345
Real estate acquired through foreclosure	56,882	30,892
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$133,646	$177,237

Total non-performing loans and TDRs on accrual to total loans	11.94%	20.63%
Total non-performing assets and TDRs on accrual to total assets	12.79%	16.47%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31, 2013
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$25,415	$39,839	$28,124	$56,680	$56,680

Loans charged-off:
Real estate	7,942	3,003	10,724	19,654	28,879
Commercial	308	132	454	1,108	2,828
Consumer	51	203	179	521	773
Agriculture	21	66	30	83	128
Other	1	—	18	—	—

Total charge-offs	8,323	3,404	11,405	21,366	32,608

Recoveries
Real estate	1,540	425	1,739	677	1,622
Commercial	144	595	232	721	1,212
Consumer	35	88	111	179	266
Agriculture	3	16	9	218	252
Other	19	—	23	—	—

Total recoveries	1,741	1,124	2,114	1,795	3,352

Net charge-offs	6,582	2,280	9,291	19,571	29,256

Provision for loan losses	6,300	—	6,300	450	700

Balance at end of period	$25,133	$37,559	$25,133	$37,559	$28,124

Allowance for loan losses to period-end loans	3.91%	4.85%	3.91%	4.85%	3.96%
Net charge-offs to average loans (annualized)	3.90%	1.13%	2.72%	4.70%	3.71%
Allowance for loan losses to non-performing loans	56.64%	33.46%	56.64%	33.46%	27.57%

Allowance for loan losses for loans individually evaluated for impairment	$1,753	$10,190	$1,753	$10,190	$3,471
Loans individually evaluated for impairment	79,742	175,038	79,742	175,038	149,883
Allowance for loan losses to loans individually evaluated for impairment	2.20%	5.82%	2.20%	5.82%	2.32%

Allowance for loan losses for loans collectively evaluated for impairment	$23,380	$27,369	$23,380	$27,369	$24,653
Loans collectively evaluated for impairment	563,288	599,747	563,288	599,747	559,443
Allowance for loan losses to loans collectively evaluated for impairment	4.15%	4.56%	4.15%	4.56%	4.41%

Our loan loss reserve, as a percentage of total loans at June 30, 2014, decreased to 3.91% from 4.85% at June 30, 2013, and from 3.96% at December 31, 2013. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 56.64% at June 30, 2014, compared with 27.57% at December 31, 2013, and 33.46% at June 30, 2013. Net charge-offs in the first six months of 2014 totaled $9.3 million of which $8.9 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Commercial	$222	$1,616	$3,655
Commercial Real Estate	7,002	20,045	21,531
Residential Real Estate	1,983	7,212	8,866
Consumer	68	507	1,005
Agriculture	21	(124)	1,092
Other	(5)	—	—

Total net charge-offs	$9,291	$29,256	$36,149

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 3.28% at June 30, 2014 compared with 2.24% at December 31, 2013, and 6.56% at June 30, 2013. The increase in this ratio from December 31, 2013 to June 30, 2014 was primarily attributable to the significant decrease in non-performing loans.

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

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	June 30, 2014			March 31, 2014			December 31, 2013			September 30, 2013
	Loans	Allowance	% of Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$62,881	$2,965	4.72%	$56,889	$3,156	5.55%	$47,883	$2,931	6.12%	$46,346	$3,206	6.92%
Commercial real estate	237,889	13,009	5.47	244,228	12,383	5.07	252,211	14,069	5.58	262,295	13,681	5.22
Residential real estate:	222,163	6,621	2.98	219,456	6,620	3.02	225,851	6,935	3.07	231,070	9,147	3.96
Consumer	12,607	338	2.68	13,585	379	2.79	14,272	407	2.85	15,561	532	3.42
Agriculture	27,248	435	1.60	26,049	415	1.59	18,877	305	1.62	23,337	421	1.80
Other	500	12	2.40	226	9	3.98	349	6	1.72	214	5	2.34

Total	$563,288	$23,380	4.15%	$560,433	$22,962	4.10%	$559,443	$24,653	4.41%	$578,823	$26,992	4.66%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 4.15% at June 30, 2014 from 4.56% at June 30, 2013 and 4.41% at December 31, 2013. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – Provision for loan losses expense of $6.3 million was recorded in the second quarter of 2014, while no provision expense was recorded in the first quarter of 2014 or the second quarter of 2013. Provision expense was also $6.3 million for the first six months of 2014, compared to $450,000 for the six months ended June 30, 2013. The provision for loan losses of $6.3 million recorded in the second quarter of 2014 was primarily attributable to $5.2 million in commercial real estate loan charge-offs in the second quarter of 2014 associated with loans to a borrower with which the company reached a settlement agreement and transferred the commercial real estate securing the loans to OREO at estimated fair value less cost to sell. The charge-offs were in addition to reserves established through that time.

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

Foreclosed Properties – Foreclosed properties at June 30, 2014 were $56.9 million compared with $47.0 million at June 30, 2013 and $30.9 million at December 31, 2013. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first six months of 2014, we acquired $30.9 million of OREO properties, and sold properties totaling approximately $4.3 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to OREO. In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser. We typically obtain updated appraisals on the anniversary date of ownership unless a sale is imminent.

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

Stockholders’ equity decreased $5.3 million to $30.6 million at June 30, 2014, compared with $35.9 million at December 31, 2013. The decrease was due to the current year net loss and further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock, offset by a decrease in unrealized loss on available for sale securities.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

				June 30, 2014		December 31, 2013
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	6.19%	9.00%	7.34%	9.35%
Total risk-based capital	8.0	10.0	12.0%	10.27	11.06	11.03	11.44
Tier 1 leverage ratio	4.0	5.0	9.0	4.10	5.96	4.95	6.28

At June 30, 2014, PBI Bank’s Tier 1 leverage ratio was 5.96%, and its total risk-based capital ratio was 11.06%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was liability sensitive at June 30, 2014, and asset sensitive at December 31, 2013. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 2.08% at June 30, 2014, compared with an increase of 1.75% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 4.04% at June 30, 2014, compared with an increase of 3.43% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2014, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,129)	(4.04)%
+ 100 basis points	(582)	(2.08)

We did not run a model simulation for declining interest rates as of June 30, 2014 because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management determined that a material weakness existed in the Company’s internal control over financial reporting at June 30, 2014. The Company utilized information to record the fair value of other real estate owned at June 30, 2014 which was obtained prior to taking possession of commercial real estate through a settlement agreement with a contentious borrower on June 24, 2014, rather than promptly obtaining new information material to the fair value of the properties before the filing of the financial statements as of and for the three and six month periods ended June 30, 2014. We determined, after the filing of those financial statements, that our initial estimate of fair value was significantly higher than the actual fair value as it was not based upon the best information available. Based upon the restatement of the Company’s financial statements as of and for the three and six month periods ended June 30, 2014, the Company determined that our internal controls for recording other real estate owned at estimated fair value less costs to sell did not in this instance establish an accurate initial book value and were not effective. Our management, overseen by the Audit Committee, is working to implement steps to improve this process and remediate this control weakness.

The identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PORTER BANCORP, INC. (Registrant)

November 14, 2014	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 14, 2014	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer and Chief Accounting Officer