Form 10-Q
period 2014-09-30
Porter Bancorp, Inc.
filed 2014-11-14
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

13,099,400 shares of Common Stock, no par value, were outstanding at October 31, 2014.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2014 and December 31, 2013

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013

Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2014

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$83,870	$109,407
Federal funds sold	960	1,727

Cash and cash equivalents	84,830	111,134
Securities available for sale	192,146	163,344
Securities held to maturity (fair value of $44,144 and $42,947, respectively)	42,386	43,612
Mortgage loans held for sale	—	149
Loans, net of allowance of $24,198 and $28,124, respectively	614,162	681,202
Premises and equipment	19,649	19,983
Other real estate owned	54,507	30,892
Federal Home Loan Bank stock	7,323	10,072
Bank owned life insurance	9,103	8,911
Accrued interest receivable and other assets	6,608	6,822

Total assets	$1,030,714	$1,076,121

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$110,165	$107,486
Interest bearing	823,367	880,219

Total deposits	933,532	987,705
Repurchase agreements	1,817	2,470
Federal Home Loan Bank advances	16,940	4,492
Accrued interest payable and other liabilities	18,922	14,673
Subordinated capital note	5,175	5,850
Junior subordinated debentures	25,000	25,000

Total liabilities	1,001,386	1,040,190

Stockholders’ equity
Preferred stock, no par, 1,000,000 shares authorized,
Series A – 35,000 issued and outstanding;
Liquidation preference of $35.0 million at September 30, 2014 and December 31, 2013	35,000	35,000
Series C – 317,042 issued and outstanding;
Liquidation preference of $3.6 million at September 30, 2014 and December 31, 2013	3,283	3,283

Total preferred stockholders’ equity	38,283	38,283

Common stock, no par, 86,000,000 shares authorized, 13,099,400 and 12,840,999 shares issued and outstanding, respectively	112,236	112,236
Additional paid-in capital	21,367	20,887
Retained deficit	(139,913)	(130,182)
Accumulated other comprehensive loss	(2,645)	(5,293)

Total common stockholders’ deficit	(8,955)	(2,352)

Total stockholders’ equity	29,328	35,931

Total liabilities and stockholders’ equity	$1,030,714	$1,076,121

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$8,201	$9,265	$25,094	$29,252
Taxable securities	1,265	900	3,653	2,615
Tax exempt securities	231	239	707	691
Fed funds sold and other	117	139	423	411

	9,814	10,543	29,877	32,969

Interest expense
Deposits	2,245	2,443	6,925	7,707
Federal Home Loan Bank advances	31	38	96	122
Subordinated capital note	47	55	144	169
Junior subordinated debentures	153	157	458	468
Federal funds purchased and other	1	1	3	4

	2,477	2,694	7,626	8,470

Net interest income	7,337	7,849	22,251	24,499
Provision for loan losses	—	250	6,300	700

Net interest income after provision for loan losses	7,337	7,599	15,951	23,799

Non-interest income
Service charges on deposit accounts	535	536	1,490	1,535
Income from fiduciary activities	—	—	—	517
Bank card interchange fees	209	174	575	542
Other real estate owned rental income	5	54	30	396
Net gain on sales of securities	46	24	92	727
Income from bank owned life insurance	69	75	207	459
Other	193	304	527	786

	1,057	1,167	2,921	4,962

Non-interest expense
Salaries and employee benefits	4,041	3,837	11,731	11,975
Occupancy and equipment	857	884	2,645	2,728
Loan collection expense	858	531	2,646	3,973
Other real estate owned expense	560	669	1,996	3,117
FDIC Insurance	571	578	1,682	1,867
State franchise tax	405	537	1,235	1,611
Professional fees	630	503	1,952	1,408
Communications	181	177	581	531
Insurance expense	157	171	459	482
Postage and delivery	97	99	301	314
Other	924	482	2,359	1,835

	9,281	8,468	27,587	29,841

Income (loss) before income taxes	(887)	298	(8,715)	(1,080)
Income tax benefit	(38)	—	(1,345)	—

Net income (loss)	(849)	298	(7,370)	(1,080)
Less:
Dividends on preferred stock	786	437	2,361	1,311
Accretion on Series A preferred stock	—	45	—	135
Earnings allocated to participating securities	(162)	(16)	(928)	(174)

Net loss attributable to common shareholders	$(1,473)	$(168)	$(8,803)	$(2,352)

Basic and diluted loss per common share	$(0.12)	$(0.01)	$(0.73)	$(0.20)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(849)	$298	$(7,370)	$(1,080)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	145	(1,687)	3,901	(8,801)
Reclassification of amount realized through sales	46	24	92	727

Net unrealized gain/(loss) recognized in comprehensive income	191	(1,663)	3,993	(8,074)
Tax effect	(38)	—	(1,345)	—

Other comprehensive income (loss)	153	(1,663)	2,648	(8,074)

Comprehensive loss	$(696)	$(1,365)	$(4,722)	$(9,154)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2014

(dollars in thousands, except share and per share data)

							Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
	Shares			Amount
	Common	Series A Preferred	Series C Preferred	Common	Series A Preferred	Series C Preferred
Balances, January 1, 2014	12,840,999	35,000	317,042	$112,236	$35,000	$3,283	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	288,888	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(30,487)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	480	—	—	480
Net loss	—	—	—	—	—	—	—	(7,370)	—	(7,370)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	2,648	2,648
Dividends accrued on Series A preferred stock	—	—	—	—	—	—	—	(2,361)	—	(2,361)

Balances, September 30, 2014	13,099,400	35,000	317,042	$112,236	$35,000	$3,283	$21,367	$(139,913)	$(2,645)	$29,328

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2014 and 2013

(dollars in thousands)

	2014	2013
Cash flows from operating activities
Net loss	$(7,370)	$(1,080)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,329	1,506
Provision for loan losses	6,300	700
Net amortization on securities	1,219	1,709
Stock-based compensation expense	480	390
Tax benefit from OCI components	(1,345)	—
Net gain on loans originated for sale	(52)	(76)
Loans originated for sale	(2,265)	(3,160)
Proceeds from sales of loans originated for sale	2,466	3,609
Net gain on sales and calls of investment securities	(92)	(727)
Net (gain) loss on sales of other real estate owned	(455)	190
Net write-down of other real estate owned	1,250	1,584
Earnings on bank owned life insurance, net of premium expense	(192)	(443)
Net change in accrued interest receivable and other assets	(132)	1,144
Net change in accrued interest payable and other liabilities	1,888	3,098

Net cash from operating activities	3,029	8,444

Cash flows from investing activities
Purchases of available for sale securities	(41,156)	(50,266)
Sales and calls of available for sale securities	4,151	2,712
Maturities and prepayments of available for sale securities	11,295	22,993
Calls of held to maturity securities	1,000	—
Proceeds from sale of other real estate owned	7,253	18,567
Proceeds from mandatory redemption of Federal Home Loan Bank stock	2,749	—
Loan originations and payments, net	28,844	120,453
Purchases of premises and equipment, net	(416)	(204)

Net cash from investing activities	13,720	114,255

Cash flows from financing activities
Net change in deposits	(54,173)	(118,163)
Net change in repurchase agreements	(653)	1,088
Advances from Federal Home Loan Bank	23,025	—
Repayment of Federal Home Loan Bank advances	(10,577)	(863)
Repayment of subordinated capital note	(675)	(900)

Net cash from financing activities	(43,053)	(118,838)

Net change in cash and cash equivalents	(26,304)	3,861
Beginning cash and cash equivalents	111,134	49,572

Ending cash and cash equivalents	$84,830	$53,433

Supplemental cash flow information:
Interest paid	$7,241	$8,156
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$31,663	$18,542
Financed sales of other real estate owned	—	15

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Adoption of New Accounting Standards – In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for the Company beginning January 1, 2015 and are not expected to have a material impact on the Company’s financial statements.

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

In August 2014, the FASB amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The effect of adopting this standard is not expected to have a material effect on the Company’s operating results or financial condition.

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

During the first nine months of 2014, we reported net loss attributable to common shareholders of $8.8 million, compared with net loss attributable to common shareholders of $2.4 million for the first nine months of 2013. The increase in 2014 compared to 2013 is primarily attributable to an increase in provision for loan losses expense, coupled with a decrease in net interest income and non-interest income.

At September 30, 2014, we continued to be involved in various legal proceedings in which we dispute the material factual allegations. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

Management determined that a material weakness existed in the Company’s internal control over financial reporting at June 30, 2014. The material weakness resulted in the Company restating its previously filed interim financial statements for the three and six month periods ended June 30, 2014. The restatement had the effect of increasing the Company’s reported net loss attributable to common shareholders from $672,000 to $6.3 million for the three months ended June 30, 2014 and from $1.6 million to $7.3 million for the six months ended June 30, 2014. Basic and diluted loss per common share increased from $(0.06) per share to $(0.53) per share for the three months ended June 30, 2014 and from $(0.14) per share to $(0.61) per share for the six months ended June 30, 2014. This restatement resulted in commercial real estate loan charge-offs of approximately $5.2 million, an increase in the provision for loan losses of $6.3 million, and an increase in loan collection expenses of $860,000 in the three and six month periods ended June 30, 2014.

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

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. If we cannot pay all unpaid deferred distributions on our trust preferred securities for more than twenty consecutive quarters, we will be in default, and the holders of our trust preferred securities would become entitled to payment of the full amount of outstanding principal plus accrued and unpaid interest. At September 30, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.0 million. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities.

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

We expect to continue to work with our regulators toward capital ratio compliance as outlined in the written capital plan previously submitted by the Bank. The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The new Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of September 30, 2014, the capital ratios required by the Consent Order were not met.

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

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $638.4 million at September 30, 2014.

•

Our Consent Order calls for us to reduce our construction and development loans to not more than 75% of total risk-based capital. We have now been in compliance for ten quarters. Construction and development loans totaled $33.7 million, or 44% of total risk-based capital, at September 30, 2014, down from $43.3 million, or 52% of total risk-based capital, at December 31, 2013.

•

Our Consent Order also requires us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group, to not more than 250% of total risk-based capital. We were not in compliance with this concentration limit at September 30, 2014. These loans totaled $206.9 million, or 270% of total risk-based capital, at September 30, 2014 and $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

We have reduced the construction loan portfolio from $199.5 million at December 31, 2010 to $33.7 million at September 30, 2014. Our non-owner occupied commercial real estate loans declined from $293.3 million at December 31, 2010 to $130.3 million at September 30, 2014.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO since 2010. The Bank acquired $20.6 million, $33.5 million, $41.9 million, and $90.8 million during 2013, 2012, 2011, and 2010, respectively. For the nine months ended September 30, 2014, we acquired $31.7 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $2.6 million, $9.3 million, $42.8 million, and $13.9 million in 2013, 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the nine months ended September 30, 2014, we incurred OREO losses totaling $795,000 comprised of $1.3 million in fair value write-downs from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies, offset by $455,000 in net gain on sales of OREO.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $7.3 million during the nine months ended September 30, 2014 and $30.8 million, $22.5 million, $26.0 million and $25.0 million during the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

•

At December 31, 2013, the OREO portfolio consisted of 62% construction, development, and land assets. At September 30, 2014, this concentration decreased to 37%; however, the balance increased from $19.2 million to $20.6 million. Commercial real estate represents 31% of the OREO portfolio at September 30, 2014 compared with 19% at December 31, 2013. 1-4 family residential properties represent 21% of the OREO portfolio at September 30, 2014 compared with 16% at December 31, 2013, and multi-family properties represent 11% of the OREO portfolio at September 30, 2014, compared to 1% at December 31, 2013.

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

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2014
Available for sale
U.S. Government and federal agency	$35,999	$218	$(914)	$35,303
Agency mortgage-backed: residential	123,647	1,361	(705)	124,303
State and municipal	11,809	772	(8)	12,573
Corporate bonds	18,066	1,272	(29)	19,309
Other debt securities	572	86	—	658

Total available for sale	$190,093	$3,709	$(1,656)	$192,146

Held to maturity
State and municipal	$42,386	$1,758	$—	$44,144

Total held to maturity	$42,386	$1,758	$—	$44,144

December 31, 2013
Available for sale
U.S. Government and federal agency	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943
State and municipal	12,965	608	(28)	13,545
Corporate bonds	18,002	769	(610)	18,161
Other debt securities	572	60	—	632

Total debt securities	165,000	2,179	(4,032)	163,147
Equity	135	62	—	197

Total available for sale	$165,135	$2,241	$(4,032)	$163,344

Held to maturity
State and municipal	$43,612	$3	$(668)	$42,947

Total held to maturity	$43,612	$3	$(668)	$42,947

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Proceeds	$4,147	$804	$4,151	$2,712
Gross gains	86	24	132	728
Gross losses	40	—	—	1

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2014
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$18,789	$19,365
One to five years	12,695	13,657
Five to ten years	34,390	34,163
Beyond ten years	572	658
Agency mortgage-backed: residential	123,647	124,303

Total	$190,093	$192,146

Held to maturity
One to five years	$6,871	$7,114
Five to ten years	31,392	32,718
Beyond ten years	4,123	4,312

Total	$42,386	$44,144

Securities pledged at September 30, 2014 and December 31, 2013 had carrying values of approximately $63.5 million and $84.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)

September 30, 2014
Available for sale
U.S. Government and federal agency	$7,879	$(71)	$18,517	$(843)	$26,396	$(914)
Agency mortgage-backed: residential	17,876	(67)	32,080	(638)	49,956	(705)
State and municipal	92	(3)	478	(5)	570	(8)
Corporate bonds	—	—	1,760	(29)	1,760	(29)

Total temporarily impaired	$25,847	$(141)	$52,835	$(1,515)	$78,682	$(1,656)

December 31, 2013
Available for sale
U.S. Government and federal agency	$24,129	$(1,444)	$—	$—	$24,129	$(1,444)
Agency mortgage-backed: residential	58,257	(1,672)	10,344	(278)	68,601	(1,950)
State and municipal	458	(28)	—	—	458	(28)
Corporate bonds	11,313	(610)	—	—	11,313	(610)

Total temporarily impaired	$94,157	$(3,754)	$10,344	$(278)	$104,501	$(4,032)

Held to maturity
State and municipal	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

Total temporarily impaired	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

There were no held to maturity securities in an unrealized loss position at September 30, 2014.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2014, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:	September 30, 2014	December 31, 2013
	(in thousands)
Commercial	$57,509	$52,878
Commercial Real Estate:
Construction	33,700	43,326
Farmland	68,357	71,189
Nonfarm nonresidential	189,341	232,026
Residential Real Estate:
Multi-family	42,857	46,858
1-4 Family	204,375	228,505
Consumer	12,017	14,365
Agriculture	29,648	19,199
Other	556	980

Subtotal	638,360	709,326
Less: Allowance for loan losses	(24,198)	(28,124)

Loans, net	$614,162	$681,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2014:
Beginning balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133
Provision for loan losses	(471)	(336)	803	28	(8)	(16)	—
Loans charged off	(216)	(742)	(806)	(59)	—	(1)	(1,824)
Recoveries	108	458	284	23	2	14	889

Ending balance	$2,536	$13,739	$7,154	$331	$429	$9	$24,198

September 30, 2013:
Beginning balance	$4,648	$21,022	$10,790	$594	$487	$18	$37,559
Provision for loan losses	(539)	196	612	61	(67)	(13)	250
Loans charged off	(965)	(4,726)	(1,272)	(99)	(9)	—	(7,071)
Recoveries	443	456	63	44	10	—	1,016

Ending balance	$3,587	$16,948	$10,193	$600	$421	$5	$31,754

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	(355)	4,611	1,897	19	143	(15)	6,300
Loans charged off	(670)	(9,110)	(3,162)	(238)	(30)	(19)	(13,229)
Recoveries	340	1,824	657	134	11	37	3,003

Ending balance	$2,536	$13,739	$7,154	$331	$429	$9	$24,198

September 30, 2013:
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	94	72	522	140	(118)	(10)	700
Loans charged off	(2,073)	(18,904)	(6,748)	(620)	(92)	—	(28,437)
Recoveries	1,164	1,012	184	223	228	—	2,811

Ending balance	$3,587	$16,948	$10,193	$600	$421	$5	$31,754

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$142	$1,399	$246	$1	$—	$—	$1,788
Collectively evaluated for impairment	2,394	12,340	6,908	330	429	9	22,410

Total ending allowance balance	$2,536	$13,739	$7,154	$331	$429	$9	$24,198

Loans:
Loans individually evaluated for impairment	$2,116	$50,420	$25,673	$51	$271	$164	$78,695
Loans collectively evaluated for impairment	55,393	240,978	221,559	11,966	29,377	392	559,665

Total ending loans balance	$57,509	$291,398	$247,232	$12,017	$29,648	$556	$638,360

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

The following table presents information related to loans individually evaluated for impairment by class of loans as of and for the three and nine months ended September 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
				Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,128	$831	$—	$822	$—	$1,162	$55	$55
Commercial real estate:
Construction	100	21	—	21	—	20	—	—
Farmland	2,084	1,805	—	2,064	27	2,763	75	48
Nonfarm nonresidential	4,534	1,256	—	1,186	1	1,237	128	127
Residential real estate:
Multi-family	83	83	—	85	—	163	—	—
1-4 Family	10,366	8,093	—	7,836	28	8,534	208	180
Consumer	12	12	—	16	—	10	—	—
Agriculture	284	271	—	249	—	280	3	3
Other	57	57	—	63	3	55	12	9
With An Allowance Recorded:
Commercial	1,426	1,285	142	1,312	11	2,353	31	—
Commercial real estate:
Construction	4,929	4,446	103	4,466	8	6,499	25	—
Farmland	5,454	3,512	—	3,620	—	3,802	—	—
Nonfarm nonresidential	48,108	39,380	1,296	39,191	290	56,247	792	—
Residential real estate:								—
Multi-family	4,268	4,268	84	4,274	52	6,364	128	—
1-4 Family	15,129	13,229	162	13,867	142	17,844	417	—
Consumer	40	39	1	41	1	53	2	—
Agriculture	—	—	—	—	—	—	—	—
Other	351	107	—	106	3	234	3	—

Total	$98,353	$78,695	$1,788	$79,219	$566	$107,620	$1,879	$422

The following table presents loans individually evaluated for impairment by class of loan as of December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,131	$1,533	$—	$1,622	$30	$30
Commercial real estate:
Construction	64	38	—	467	164	164
Farmland	4,074	3,898	—	4,259	268	268
Nonfarm nonresidential	1,568	1,404	—	1,724	367	366
Residential real estate:
Multi-family	444	392	—	541	3	3
1-4 Family	11,011	10,083	—	11,533	115	116
Consumer	9	9	—	21	—	—
Agriculture	401	322	—	213	—	—
Other	14	13	—	10	11	11
With An Allowance Recorded:
Commercial	3,734	3,462	290	3,905	99	—
Commercial real estate:
Construction	10,409	9,264	218	20,173	88	—
Farmland	6,117	4,238	65	5,579	37	—
Nonfarm nonresidential	94,508	75,488	2,062	77,726	1,324	—
Residential real estate:
Multi-family	13,883	12,117	393	13,121	208	—
1-4 Family	31,327	26,920	434	27,755	557	—
Consumer	84	84	9	134	3	—
Agriculture	—	—	—	2	—	—
Other	861	618	—	539	17	—

Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2014 and December 31, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2014
Commercial
Rate reduction	$19	$—	$19
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	269	3,397	3,666
Principal deferral	355	—	355
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	12,392	14,784	27,176
Principal deferral	675	—	675
Residential Real Estate:
Multi-family
Rate reduction	4,268	—	4,268
1-4 Family
Rate reduction	10,096	—	10,096
Consumer
Rate reduction	40	—	40

Total TDRs	$28,114	$21,415	$49,529

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2013
Commercial
Rate reduction	$1,933	$—	$1,933
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	275	6,345	6,620
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	22,457	21,235	43,692
Principal deferral	691	—	691
Interest only payments	2,439	1,489	3,928
Residential Real Estate:
Multi-family
Rate reduction	4,354	6,655	11,009
Interest only payments	641	—	641
1-4 Family
Rate reduction	10,312	7,958	18,270
Consumer
Rate reduction	84	—	84
Other
Rate reduction	511	—	511

Total TDRs	$44,346	$46,916	$91,262

At September 30, 2014 and December 31, 2013, 57% and 49%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $990,000 and $2.9 million in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2014, and December 31, 2013, respectively. The Company has committed to lend additional amounts totaling $261,000 as of December 31, 2013 to borrowers with outstanding loans classified as TDRs, with no additional commitments to lend as of September 30, 2014.

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

No TDR loan modifications occurred during the three or nine months ended September 30, 2014. The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the three months ended September 30, 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2013
Residential Real Estate:
1-4 Family
Rate reduction	$363	$—	$363
Consumer
Rate reduction	26	—	26

Total TDRs	$389	$—	$389

As of September 30, 2013, 100% of the Company’s TDRs that occurred during the three months ended September 30, 2013, were performing according to their modified terms. The Company allocated $36,000 in reserves to customers whose loan terms have been modified during the three months ended September 30, 2013. For modifications occurring during the three month period ended September 30, 2013, the post-modification balances approximate the pre-modification balances.

The following tables present a summary of the types of TDR loan modifications by portfolio type that occurred during the nine months ended September 30, 2013:

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

During the first nine months of 2013, approximately $1.3 million TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. These defaults were construction and development loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2014, and December 31, 2013:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
Commercial	$1,959	$2,886	$—	$—
Commercial Real Estate:
Construction	3,843	8,528	—	—
Farmland	5,318	7,844	—	—
Nonfarm nonresidential	21,793	48,447	—	—
Residential Real Estate:
Multi-family	83	7,513	—	—
1-4 Family	11,227	26,098	—	230
Consumer	12	9	—	2
Agriculture	271	322	—	—
Other	164	120	—	—

Total	$44,670	$101,767	$—	$232

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2014
Commercial	$201	$319	$—	$1,959	$2,479
Commercial Real Estate:
Construction	—	—	—	3,843	3,843
Farmland	654	47	—	5,318	6,019
Nonfarm nonresidential	83	2,680	—	21,793	24,556
Residential Real Estate:
Multi-family	—	—	—	83	83
1-4 Family	2,479	271	—	11,227	13,977
Consumer	87	16	—	12	115
Agriculture	3	—	—	271	274
Other	—	—	—	164	164

Total	$3,507	$3,333	$—	$44,670	$51,510

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Nonfarm nonresidential	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of September 30, 2014, and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2014
Commercial	$45,432	$4,729	$—	$7,348	$—	$57,509
Commercial Real Estate:
Construction	22,194	6,211	—	5,295	—	33,700
Farmland	51,795	8,458	—	8,104	—	68,357
Nonfarm nonresidential	112,998	28,091	3,798	44,454	—	189,341
Residential Real Estate:
Multi-family	30,231	7,124	—	5,502	—	42,857
1-4 Family	144,160	27,652	318	32,245	—	204,375
Consumer	10,664	551	315	487	—	12,017
Agriculture	28,300	895	—	453	—	29,648
Other	392	—	—	164	—	556

Total	$446,166	$83,711	$4,431	$104,052	$—	$638,360

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2013
Commercial	$35,438	$8,517	$329	$8,594	$—	$52,878
Commercial Real Estate:
Construction	16,706	10,771	2,277	13,572	—	43,326
Farmland	46,909	9,121	1,735	13,424	—	71,189
Nonfarm nonresidential	93,327	51,522	734	86,443	—	232,026
Residential Real Estate:
Multi-family	16,506	17,320	—	13,032	—	46,858
1-4 Family	130,833	43,785	784	53,103	—	228,505
Consumer	12,718	968	6	673	—	14,365
Agriculture	16,742	1,802	—	655	—	19,199
Other	350	510	—	120	—	980

Total	$369,529	$144,316	$5,865	$189,616	$—	$709,326

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

To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property or have staff from our special assets group or in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$20,632	$19,199
Farmland	1,213	695
Nonfarm nonresidential	15,699	6,064
Residential Real Estate:
Multi-family	5,990	248
1-4 Family	11,504	4,916

	55,038	31,122
Valuation allowance	(531)	(230)

	$54,507	$30,892

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$199	$747	$230	$1,154
Provision to allowance	600	300	1,250	1,584
Write-downs	(268)	(450)	(949)	(2,141)

Ending balance	$531	$597	$531	$597

Net activity relating to other real estate owned during the nine months ended September 30, 2014 and 2013 is as follows:

	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671
Real estate acquired	31,663	18,542
Valuation adjustment writedowns	(1,250)	(1,584)
Gain/(Loss) on sale	455	(190)
Proceeds from sale of properties	(7,253)	(18,582)

OREO as of September 30	$54,507	$41,857

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net (gain) loss on sales	$(401)	$(169)	$(455)	$190
Provision to allowance	600	300	1,250	1,584
Operating expense	361	538	1,201	1,343

Total	$560	$669	$1,996	$3,117

Note 6 – Deposits

The following table shows deposits by category:

	September 30, 2014	December 31, 2013
	(in thousands)
Non-interest bearing	$110,165	$107,486
Interest checking	76,431	84,626
Money market	100,890	79,349
Savings	36,364	36,292
Certificates of deposit	609,682	679,952

Total	$933,532	$987,705

Time deposits of $100,000 or more were $269.2 million and $295.0 million at September 30, 2014 and December 31, 2013, respectively.

Scheduled maturities of total time deposits at September 30, 2014 are as follows (in thousands):

Year 1	$426,770
Year 2	135,887
Year 3	12,480
Year 4	7,013
Year 5	27,479
Thereafter	53

$609,682

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2014 through 2033, averaging 2.76% for 2014	$16,940	$4,492

Each advance is payable based upon the terms on agreement, with a prepayment penalty. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2014, our additional borrowing capacity with the FHLB was $10.1 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less.

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

Financial assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are summarized below:

		Fair Value Measurements at September 30, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,303	$—	$35,303	$—
Agency mortgage-backed: residential	124,303	—	124,303	—
State and municipal	12,573	—	12,573	—
Corporate bonds	19,309	—	19,309	—
Other debt securities	658	—	—	658

Total	$192,146	$—	$191,488	$658

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,866	$—	$29,866	$—
Agency mortgage-backed: residential	100,943	—	100,943	—
State and municipal	13,545	—	13,545	—
Corporate bonds	18,161	—	18,161	—
Other debt securities	632	—	—	632
Equity securities	197	197	—	—

Total	$163,344	$197	$162,515	$632

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2014 and 2013:

	Other Debt Securities
	2014	2013
	(in thousands)
Balances of recurring Level 3 assets at January 1	$632	$618
Total gain (loss) for the period:
Included in other comprehensive income (loss)	26	(12)

Balance of recurring Level 3 assets at September 30	$658	$606

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.00% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$1,143	$—	$—	$1,143
Commercial real estate:
Construction	4,343	—	—	4,343
Farmland	3,512	—	—	3,512
Nonfarm nonresidential	38,084	—	—	38,084
Residential real estate:
Multi-family	4,184	—	—	4,184
1-4 Family	13,067	—	—	13,067
Consumer	38	—	—	38
Other	107	—	—	107
Other real estate owned, net:
Commercial real estate:
Construction	20,433	—	—	20,433
Farmland	1,202	—	—	1,202
Nonfarm nonresidential	15,547	—	—	15,547
Residential real estate:
Multi-family	5,932	—	—	5,932
1-4 Family	11,393	—	—	11,393

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Nonfarm nonresidential	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Nonfarm nonresidential	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.3 million at September 30, 2014 with a valuation allowance of $1.8 million, resulting in an additional provision for loan losses of $5.2 million for the nine months ended September 30, 2014. At December 31, 2013, impaired loans had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million.

Other real estate owned, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $54.5 million as of September 30, 2014, compared with $30.9 million at December 31, 2013. Fair value write-downs of $1.3 million were recorded on other real estate owned for the nine months ended September 30, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$1,143	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$45,939	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (18%)

		Income approach	Discount or capitalization rate	8% - 10% (9%)

Impaired loans – Residential real estate	$17,251	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68% (17%)

Other real estate owned – Commercial real estate	$37,182	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 45% (17%)

		Income approach	Discount or capitalization rate	8% - 16% (11%)

Other real estate owned – Residential real estate	$17,325	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54% (11%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (20%)
Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68% (15%)
Other real estate owned – Commercial real estate	$25,766	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 51% (22%)
		Income approach	Discount or capitalization rate	7% - 16% (11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54% (11%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

	Carrying Amount	Fair Value Measurements at September 30, 2014 Using
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$84,830	$54,974	$29,856	$—	$84,830
Securities available for sale	192,146	—	191,488	658	192,146
Securities held to maturity	42,386	—	44,144	—	44,144
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Mortgage loans held for sale	—	—	—	—	—
Loans, net	614,162	—	—	627,760	627,760
Accrued interest receivable	3,593	—	1,307	2,286	3,593
Financial liabilities
Deposits	$933,532	$110,165	$817,288	$—	$927,453
Securities sold under agreements to repurchase	1,817	—	1,817	—	1,817
Federal Home Loan Bank advances	16,940	—	16,945	—	16,945
Subordinated capital notes	5,175	—	—	4,972	4,972
Junior subordinated debentures	25,000	—	—	14,026	14,026
Accrued interest payable	2,921	—	970	1,951	2,921

	Carrying Amount	Fair Value Measurements at December 31, 2013 Using
		Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Mortgage loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$29,578	$25,460
Allowance for loan losses	8,469	9,843
Other real estate owned write-down	9,321	9,478
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	662	644
Other than temporary impairment on securities	46	89
Net unrealized loss on securities	—	1,067
New market tax credit carry-forward	208	208
Nonaccrual loan interest	922	911
Amortization of non-compete agreements	15	16
Other	2,108	1,640

	52,021	50,048

Deferred tax liabilities:
FHLB stock dividends	928	1,276
Fixed assets	272	333
Net unrealized gain on securities	719	—
Originated mortgage servicing rights	58	75
Other	391	570

	2,368	2,254

Net deferred tax assets before valuation allowance	49,653	47,794

Valuation allowance	(49,653)	(47,794)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset depends on our estimate of projected future levels of taxable income as all carryback ability was fully absorbed by our tax loss of approximately $40.1 million for 2011. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we continue to maintain a valuation allowance for all deferred tax assets as of September 30, 2014. Our deferred tax assets and the related valuation allowance are analyzed and adjusted on a quarterly basis.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the nine months ended September 30, 2014, this resulted in $1.3 million of income tax benefit allocated to continuing operations. The September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the nine months ended September 30, 2014 or the year ended December 31, 2013 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2010.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, shareholders approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. In May 2014, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 300,000 shares. The 2006 Plan now permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the exercise of stock options or upon the grant of stock awards. As of September 30, 2014, the Company had granted 770,452 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 533,251 shares remaining available for issue under the plan.

On May 15, 2006, the Board of Directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. In May 2014, the Plan was further amended to increase the number of shares issuable to 700,000 shares. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. To date, the Company has issued 181,819 unvested shares, net of forfeitures and vesting, to non-employee directors. At September 30, 2014, 271,211 shares remain available for issuance under this plan.

The fair value of the 2014 unvested shares issued to employees was $113,000, or $0.93 per weighted-average share. The fair value of the 2014 unvested shares issued to directors was $150,000, or $0.90 per weighted-average share. The Company recorded $480,000 and $390,000 of stock-based compensation during the first nine months of 2014 and 2013, respectively, to salaries and employee benefits. There was no significant impact on compensation expense resulting from forfeited or expiring shares. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended September 30, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	787,426	$1.56	153,316	$5.92
Granted	122,220	0.93	693,214	1.18
Vested	(133,227)	2.20	(22,113)	12.19
Forfeited	(5,967)	4.17	(36,991)	6.22

Outstanding, ending	770,452	$1.33	787,426	$1.56

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Nine Months Ended September 30, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	47,428	$1.69	80,078	$1.77
Granted	166,668	0.90	182,355	0.85
Vested	(7,757)	1.74	(215,005)	1.01
Forfeited	(24,520)	1.69	—	—

Outstanding, ending	181,819	$0.96	47,428	$1.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2014 and beyond is estimated as follows (in thousands):

October 2014 – December 2014	$198
2015	417
2016	273
2017	51
2018 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Net income (loss)	$(849)	$298	$(7,370)	$(1,080)
Less:
Preferred stock dividends	786	437	2,361	1,311
Accretion of Series A preferred stock discount	—	45	—	135
Earnings allocated to unvested shares	(122)	(11)	(685)	(107)
Earnings allocated to Series C preferred	(40)	(5)	(243)	(67)

Net loss attributable to common shareholders, basic and diluted	$(1,473)	$(168)	$(8,803)	$(2,352)

Basic
Weighted average common shares including unvested common shares outstanding	13,435,788	12,702,627	13,314,138	12,569,514
Less: Weighted average unvested common shares	1,016,051	776,774	936,386	535,224
Less: Weighted average Series C preferred	332,894	332,894	332,894	332,894

Weighted average common shares outstanding	12,086,843	11,592,959	12,044,858	11,701,396

Basic loss per common share	$(0.12)	$(0.01)	$(0.73)	$(0.20)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	12,086,843	11,592,959	12,044,858	11,701,396

Diluted loss per common share	$(0.12)	$(0.01)	$(0.73)	$(0.20)

The Company had no outstanding stock options at September 30, 2014 or 2013. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2014 and 2013 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at September 30, 2014 and 2013, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The new Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of September 30, 2014, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$70,176	10.05%	$55,881	8.00%
Bank	76,739	11.01	55,779	8.00
Tier I capital (to risk-weighted assets)
Consolidated	41,439	5.93	27,940	4.00
Bank	62,657	8.99	27,889	4.00
Tier I capital (to average assets)
Consolidated	41,439	4.02	41,231	4.00
Bank	62,657	6.09	41,181	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of September 30, 2014		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$76,739	11.01%	$83,668	12.00%
Tier I capital to average assets	62,657	6.09	92,656	9.00

At September 30, 2014, PBI Bank’s Tier 1 leverage ratio was 6.09%, and its total risk-based capital ratio was 11.01%, both of which are below the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

Note 13 – Contingencies

In the normal course of operations, we are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $2.0 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements.

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

After conferring with its legal advisors, PBI Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it has moved to appeal. The Bank’s Notice of Appeal was filed on October 25, 2013. After a number of procedural issues were resolved, the Bank filed its appellate brief on September 30, 2014. Appellee’s brief is due on December 1, 2014. We will continue to defend this matter vigorously. Although we have made provisions in our condensed consolidated financial statements for this self-insured matter, the amount of our legal accrual is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against Porter Bancorp, PBI Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The complaint alleges violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against PBI Bank and dismissed PBI Bank from the case. The claims against Porter Bancorp, the Estate of J. Chester Porter and Ms. Bouvette remain and have proceeded to discovery. On April 21, 2014, Porter Bancorp filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc. On September 16, 2014, the Court dismissed the Third-Party Complaint, but held that Clinton’s errors in conducting due diligence may lessen any recovery available to SBAV. On September 23, 2014, Porter Bancorp and SBAV each filed motions to compel discovery and the parties await rulings on those motions. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Miller’s Health System Inc. Employee Stock Ownership Plan. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against PBI Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 PBI Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) in 2007 for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that PBI Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, PBI Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, PBI Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. On May 19, 2014, PBI Bank filed a motion to dismiss the complaint on the basis of a statute of limitations defense. The parties have submitted briefs on both motions to dismiss and await a ruling. We dispute the material factual allegations made in the complaint and intend to defend against DOL’s claims vigorously.

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against PBI Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, PBI Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. PBI Bank’s responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. We intend to defend against DOL’s claims vigorously.

United States Department of Justice Investigation. On October 17, 2014, the United States Department of Justice (the “DOJ”) notified PBI Bank that the Bank was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred stock from Porter Bancorp in November 2008. PBI Bank will respond to and cooperate with any requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

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

The Company reported a net loss of $849,000 and $7.4 million for the three and nine months ended September 30, 2014, compared with net income of $298,000 and a net loss of $1.1 million for the same periods of 2013. After deductions for dividends on preferred stock and earnings allocated to participating securities, net loss attributable to common shareholders was $1.5 million and $8.8 million, respectively, for the three and nine months ended September 30, 2014, compared with net loss to common shareholders of $168,000 and $2.4 million for the three and nine months ended September 30, 2013.

Basic and diluted loss per common share were ($0.12) and ($0.73) for the three and nine months ended September 30, 2014 compared with basic and diluted loss per common share of ($0.01) and ($0.20) for the three and nine months ended September 30, 2013.

The following significant events occurred during the nine months ended September 30, 2014:

•

Net interest margin decreased nine basis points to 3.06% in the first nine months of 2014 compared with 3.15% in the first nine months of 2013. The decrease in margin between periods was primarily due to a reduction in interest earning assets coupled with lower rates on those assets. Average loans decreased 17.2% to $671.7 million in the first nine months of 2014 compared with $811.4 million in the first nine months of 2013. Net loans decreased 12.4% to $615.3 million at September 30, 2014, compared with $702.5 million at September 30, 2013.

•

No provision for loan losses was recorded in the third quarter of 2014, and a total of $6.3 million was recorded in the first nine months of 2014, compared to $250,000 and $700,000 for the same periods in 2013. Net charge-offs of $935,000 were recognized for the third quarter of 2014 and net charge-offs for the nine months ended September 30, 2014 were $10.2 million, compared to $6.1 million and $25.6 million for the three and nine months ended September 30, 2013, respectively.

•

We continued to execute on our strategy to reduce our commercial real estate and construction and development loans. At September 30, 2014, we were compliant with the terms of our Consent Order with respect to our level of construction and development loans; however, we were not in compliance with the level of non-owner occupied commercial real estate loans required by the Consent Order. Construction and development loans totaled $33.7 million, or 44% of total risk-based capital, at September 30, 2014 compared with $43.3 million, or 52% of total risk-based capital, at December 31, 2013. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $206.9 million, or 270% of total risk-based capital, at September 30, 2014 compared with $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during the quarter. Deposits decreased 5.5% to $933.5 million at September 30, 2014 compared with $987.7 million at December 31, 2013. Certificate of deposit balances declined $70.3 million during the first nine months of 2014 to $609.7 million at September 30, 2014, from $680.0 million at December 31, 2013. Demand deposits increased 2.5% during the first nine months of 2014 compared with December 31, 2013.

•

Non-performing loans decreased $57.3 million to $44.7 million at September 30, 2014, compared with $102.0 million at December 31, 2013. The decrease in non-performing loans was due to the migration of non-performing loans to the OREO portfolio, as well as $25.7 million in paydowns. Net charge-offs were $10.2 million for the nine months ended September 30, 2014.

•

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.5 million at September 30, 2014 and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $3.3 million at September 30, 2014. Total loans past due and nonaccrual loans decreased to $51.5 million at September 30, 2014 from $113.5 million at December 31, 2013.

•

Foreclosed properties were $54.5 million at September 30, 2014, compared with $30.9 million at December 31, 2013, and $41.9 million at September 30, 2013. During the first nine months of 2014, the Company acquired $31.7 million and sold $7.3 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $1.3 million during the first nine months of 2014 reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 9.62% at September 30, 2014, compared with 12.35% at December 31, 2013, and 14.33% at September 30, 2013.

•

Long-term interest rates declined from December 31, 2013 to September 30, 2014 resulting in a decrease of $3.8 million in the net unrealized loss in our available for sale securities portfolio between period ends and a similar increase in the shareholders equity component, accumulated other comprehensive loss.

•

The U.S. Treasury (UST) purchased our Series A Preferred Stock in November 2008 under UST’s Capital Purchase Program (CPP). Since 2012 UST has been selling its CPP securities in a series of public auctions. On November 13, 2014, UST announced that it intends to include our Series A Preferred Stock in a public auction to be held later in November 2014.

•

Management determined that a material weakness existed in the Company’s internal control over financial reporting at June 30, 2014, as more fully described in Item 4, Controls and Procedures. Our management, overseen by the Audit Committee, is working to implement steps to improve this process and remediate this control weakness. The material weakness resulted in the Company restating its previously filed interim financial statements for the three and six month periods ended June 30, 2014. The restatement had the effect of increasing the Company’s reported net loss attributable to common shareholders from $672,000 to $6.3 million for the three months ended June 30, 2014 and from $1.6 million to $7.3 million for the six months ended June 30, 2014. Basic and diluted loss per common share increased from $(0.06) per share to $(0.53) per share for the three months ended June 30, 2014 and from $(0.14) per share to $(0.61) per share for the six months ended June 30, 2014. This restatement resulted in commercial real estate loan charge-offs of approximately $5.2 million, an increase in the provision for loan losses of $6.3 million, and an increase in loan collection expenses of $860,000 in the three and six month periods ended June 30, 2014.

•

On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that it was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred stock from the Company in November 2008. The Bank will respond to and cooperate with any requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

Regulatory Matters

Since June 2011, the Bank has operated under the terms of a Consent Order with the Federal Deposit Insurance Company (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In September 2012, the Bank also agreed if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. As of September 30, 2014, the Bank had not met the capital ratios required by the Consent Order. Our current Consent Order was included in our Current Reports on 8-K filed on September 25, 2012.

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

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $638.4 million at September 30, 2014.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at September 30, 2014, and have now been in compliance with the Consent Order for ten quarters.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans; however we are not in compliance with the Consent order at September 30, 2014 which requires those loans to represent less than 250% of total risk-based capital. These loans represented 270% of total risk-based capital at September 30, 2014, down from 284% at December 31, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process slowed during 2013, as we acquired $20.6 million of OREO in 2013 compared with $33.5 million during 2012. However, these acquisitions have increased in 2014 as we acquired $31.7 million of OREO in the first nine months of 2014. Additionally, nonaccrual loans totaled $44.7 million at September 30, 2014, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $795,000 during the first nine months of 2014, comprised of $1.3 million in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies, offset by $455,000 in net gain on sales of OREO.

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

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. A summary of our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements was provided in “Application of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operation in our Annual Report on Form 10-K for the calendar year ended December 31, 2013. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2014, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2014, compared with the same period of 2013:

	For the Three Months Ended September 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$9,814	$10,543	$(729)	(6.9)%
Gross interest expense	2,477	2,694	(217)	(8.1)
Net interest income	7,337	7,849	(512)	(6.5)
Provision for loan losses	—	250	(250)	(100.0)
Non-interest income	1,057	1,167	(110)	(9.4)
Non-interest expense	9,281	8,468	813	9.6
Net loss before taxes	(887)	298	(1,185)	(397.7)
Income tax benefit	(38)	—	(38)	100.0
Net income (loss)	(849)	298	(1,147)	(384.9)

Net loss before taxes for the three months ended September 30, 2014 totaled $887,000, compared with net income before taxes of $298,000 for the comparable period of 2013. A tax benefit was recognized in the third quarter of 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended September 30, 2014, this resulted in $38,000 of income tax benefit allocated to continuing operations. The September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. Net loss after recognition of the tax benefit was $849,000 for the third quarter.

Provision expense for the quarter declined by $250,000, primarily attributable to the reduction in the loan portfolio size. Net interest income decreased $512,000 from the 2013 third quarter as a result of a four basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $616,000 and $1.4 million of interest lost on nonaccrual loans in the third quarters of 2014 and 2013, respectively. Non-interest income decreased by $110,000 to $1.1 million from $1.2 million in the third quarter of 2013, while non-interest expense increased during the period from $8.5 million to $9.3 million for the three months ended September 30, 2013 and 2014, respectively, primarily due to increases in salaries and employee benefits, loan collection expenses and professional fees offset by decreases in state franchise tax and OREO expenses.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2014, compared with the same period of 2013:

	For the Nine Months Ended September 30,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$29,877	$32,969	$(3,092)	(9.4)%
Gross interest expense	7,626	8,470	(844)	(10.0)
Net interest income	22,251	24,499	(2,248)	(9.2)
Provision for loan losses	6,300	700	5,600	800.0
Non-interest income	2,921	4,962	(2,041)	(41.1)
Non-interest expense	27,587	29,841	(2,254)	(7.6)
Net loss before taxes	(8,715)	(1,080)	(7,635)	706.9
Income tax benefit	(1,345)	—	(1,345)	100.0
Net loss	(7,370)	(1,080)	(6,290)	582.4

Net loss before taxes for the nine months ended September 30, 2014 totaled $8.7 million, compared with a net loss before taxes of $1.1 million for the comparable period of 2013. After the tax benefit recorded in the third quarter as noted above, net loss for the first nine months 2014 was $7.4 million. Provision for loan losses expense increased $5.6 million for the first nine months of 2014 compared with the same period in 2013. This was primarily driven by net charge-offs which were $10.2 million for the nine months ended September 30, 2014, compared to $25.6 million for the same period in 2013. The charge-offs for 2013 were primarily the result of charging-off specific reserves for loans deemed to be collateral dependent. The $6.3 million provision in 2014 was recorded in the second quarter and was driven primarily by approximately $5.2 million in charge-offs related to commercial real estate loans. The charge-offs were in addition to reserves established prior to that time. Net interest income decreased $2.2 million from the first nine months of 2013 as a result of a nine basis point decline in net interest margin due to lower earning asset levels and lower average rates on earning assets. In addition, net interest income and net interest margin were adversely affected by $2.7 million and $4.3 million of interest lost on nonaccrual loans in the first nine months of 2014 and 2013, respectively. Non-interest income decreased by $2.0 million to $2.9 million from $5.0 million for the first nine months of 2013, primarily due to decreases in net gains on sales of securities, OREO income, and income from fiduciary activities. Non-interest expense decreased during the period from $29.8 million to $27.6 million for the nine months ended September 30, 2013 and 2014, respectively. This decrease was primarily due to an decrease in loan collection expenses of $1.3 million.

Net Interest Income – Our net interest income was $7.3 million for the three months ended September 30, 2014, a decrease of $512,000, or 6.5%, compared with $7.8 million for the same period in 2013. Net interest spread and margin were 3.00% and 3.10%, respectively, for the third quarter of 2014, compared with 3.03% and 3.14%, respectively, for the third quarter of 2013. Net average non-accrual loans were $43.3 million and $109.0 million for the third quarters of 2014 and 2013, respectively. Net interest income was $22.3 million for the nine months ended September 30, 2014, a decrease of $2.2 million, or 9.2%, compared with $24.5 million for the same period of 2013. Net interest spread and margin were 2.95% and 3.06%, respectively, for the first nine months of 2014, compared with 3.02% and 3.15%, respectively, for the first nine months of 2013. Net average non-accrual loans were $68.2 million and $111.0 million in the first nine months of 2014 and 2013, respectively.

Average loans receivable declined approximately $116.1 million for the quarter ended September 30, 2014 compared with the third quarter of 2013. This resulted in a decline in interest revenue of approximately $1.1 million for the quarter ended September 30, 2014 compared with the prior year period. Average loans receivable declined approximately $139.7 million for the nine months ended September 30, 2014 compared with the first nine months of 2013. This resulted in a decline in interest revenue of approximately $4.2 million for the nine months ended September 30, 2014 compared with the prior year period. The decline in loan volume is attributable to our efforts to reduce concentrations in our construction and development loan portfolio and our non-owner occupied commercial real estate loan portfolio, as well as soft loan demand in our markets. Declines in interest revenue for the nine months ended September 30, 2014 were offset by the collection of previously charged-off accrued uncollected interest and late charges of approximately $279,000.

Net interest margin decreased four basis points from our margin of 3.14% in the prior year third quarter. The yield on earning assets declined eight basis points from the third quarter of 2013, compared with a five basis point decline in rates paid on interest-bearing liabilities. This resulted in a net $512,000 reduction in net interest income. Net interest margin for the first nine months of 2014 decreased nine basis points from our margin of 3.15% in the first nine months of 2013 due primarily to lower average earning assets relative to average interest bearing liabilities. The yield on earning assets declined 13 basis points from the first nine months of 2013, compared with a six basis point decline in rates paid on interest-bearing liabilities.

Net interest margin for the third quarter of 2014 decreased three basis points from our margin of 3.13% in the second quarter of 2014, due primarily to lower average loan receivables and lower yield on investment securities, countered by a slight increase in yield on loans and the collection of previously charged-off accrued uncollected interest and late charges of approximately $38,000. Average loan receivables declined $37.6 million from the second quarter of 2014, due to our efforts to reduce concentrations in our construction and development loan portfolio and in our non-owner occupied commercial real estate loan portfolio and soft loan demand. Yield on loans was positively affected by a decrease in foregone interest on non-accrual loans. Interest foregone on non-accrual loans totaled $616,000 in the third quarter of 2014, compared with $948,000 in the second quarter of 2014, and $1.4 million in the third quarter of 2013. The decrease in yield on investment securities was the result of our investment into lower-yielding securities at current market rates. Yield on average earning assets for the third quarter of 2014 decreased three basis points from 4.16% in the second quarter of 2014, compared with a two basis point decrease in rates paid on interest-bearing liabilities from 1.15% in the second quarter of 2014.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$640,011	$8,201	5.08%	$756,132	$9,265	4.86%
Securities
Taxable	199,912	1,265	2.51	153,412	900	2.33
Tax-exempt (3)	30,071	231	4.69	31,261	239	4.67
FHLB stock	7,323	73	3.95	10,072	107	4.21
Other equity securities	1	—	—	195	—	—
Federal funds sold and other	76,899	44	0.23	55,766	32	0.23

Total interest-earning assets	954,217	9,814	4.13%	1,006,838	10,543	4.21%

Less: Allowance for loan losses	(25,045)			(36,419)
Non-interest earning assets	104,646			85,881

Total assets	$1,033,818			$1,056,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$625,808	$2,064	1.31%	$675,726	$2,281	1.34%
NOW and money market deposits	173,344	160	0.37	149,856	136	0.36
Savings accounts	36,812	21	0.23	38,653	26	0.27
Repurchase agreements	2,354	1	0.17	3,249	1	0.12
FHLB advances	4,803	31	2.56	4,836	38	3.12
Junior subordinated debentures	30,399	200	2.61	31,287	212	2.69

Total interest-bearing liabilities	873,520	2,477	1.13%	903,607	2,694	1.18%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,025			101,266
Other liabilities	17,172			13,432

Total liabilities	1,002,717			1,018,305
Stockholders’ equity	31,101			37,995

Total liabilities and stockholders’ equity	$1,033,818			$1,056,300

Net interest income		$7,337			$7,849

Net interest spread			3.00%			3.03%

Net interest margin			3.10%			3.14%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $43.3 million and $109.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the nine month periods ended September 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$671,733	$25,094	4.99%	$811,433	$29,252	4.82%
Securities
Taxable	186,481	3,653	2.62	148,194	2,585	2.33
Tax-exempt (3)	30,565	707	4.76	29,886	691	4.76
FHLB stock	7,907	264	4.46	10,072	320	4.25
Other equity securities	29	—	—	949	30	4.23
Federal funds sold and other	91,316	159	0.23	55,357	91	0.22

Total interest-earning assets	988,031	29,877	4.09%	1,055,891	32,969	4.22%

Less: Allowance for loan losses	(26,058)			(43,602)
Non-interest earning assets	92,619			91,669

Total assets	$1,054,592			$1,103,958

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$646,157	$6,388	1.32%	$712,945	$7,218	1.35%
NOW and money market deposits	172,012	470	0.37	149,939	398	0.35
Savings accounts	36,997	67	0.24	40,038	91	0.30
Repurchase agreements	2,303	3	0.17	2,857	4	0.19
FHLB advances	4,648	96	2.76	5,127	122	3.18
Junior subordinated debentures	30,621	602	2.63	31,517	637	2.70

Total interest-bearing liabilities	892,738	7,626	1.14%	942,423	8,470	1.20%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	110,809			105,917
Other liabilities	15,832			11,438

Total liabilities	1,019,379			1,059,778
Stockholders’ equity	35,213			44,180

Total liabilities and stockholders’ equity	$1,054,592			$1,103,958

Net interest income		$22,251			$24,499

Net interest spread			2.95%			3.02%

Net interest margin			3.06%			3.15%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $68.2 million and $111.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2014 vs. 2013			Nine Months Ended September 30 2014 vs. 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$409	$(1,473)	$(1,064)	$1,029	$(5,187)	$(4,158)
Securities	65	291	356	321	763	1,084
FHLB stock	(6)	(27)	(33)	15	(71)	(56)
Other equity securities	—	—	—	(15)	(15)	(30)
Federal funds sold and other	—	12	12	5	63	68

Total increase (decrease) in interest income	468	(1,197)	(729)	1,355	(4,447)	(3,092)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(51)	(166)	(217)	(167)	(663)	(830)
NOW and money market accounts	2	22	24	12	60	72
Savings accounts	(4)	(1)	(5)	(17)	(7)	(24)
Federal funds purchased and repurchase agreements	—	—	—	—	(1)	(1)
FHLB advances	(7)	—	(7)	(15)	(11)	(26)
Junior subordinated debentures	(6)	(6)	(12)	(17)	(18)	(35)

Total increase (decrease) in interest expense	(66)	(151)	(217)	(204)	(640)	(844)

Increase (decrease) in net interest income	$534	$(1,046)	$(512)	$1,559	$(3,807)	$(2,248)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Service charges on deposit accounts	$535	$536	$1,490	$1,535
Income from fiduciary activities	—	—	—	517
Bank card interchange fees	209	174	575	542
Other real estate owned rental income	5	54	30	396
Gains on sales of investment securities, net	46	24	92	727
Income from bank owned life insurance	69	75	207	459
Other	193	304	527	786

Total non-interest income	$1,057	$1,167	$2,921	$4,962

Non-interest income for the third quarter ended September 30, 2014 decreased by $110,000, or 9.4%, compared with the third quarter of 2013. For the nine months ended September 30, 2014, non-interest income decreased by $2.0 million, or 41.1% to $2.9 million compared with $5.0 million for the same period of 2013.

The decrease in non-interest income between the three month comparative periods was primarily due to decreases in other real estate owned rental income and other non-interest income. The decrease in non-interest income between the nine month comparative periods was primarily due to a $635,000 reduction in gains on sales of investment securities, a $366,000 decline in other real estate owned rental income, a $252,000 decline in income from bank owned life insurance, as well as lower income from fiduciary activities due to our efforts to transition away from non-traditional trust services, such as ESOP and employee benefit plan services, throughout our markets.

Non-interest Expense – The following table presents the major categories of non-interest expense for the nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Salary and employee benefits	$4,041	$3,837	$11,731	$11,975
Occupancy and equipment	857	884	2,645	2,728
Loan collection expense	858	531	2,646	3,973
Other real estate owned expense	560	669	1,996	3,117
FDIC insurance	571	578	1,682	1,867
State franchise tax	405	537	1,235	1,611
Professional fees	630	503	1,952	1,408
Communications	181	177	581	531
Insurance expense	157	171	459	482
Postage and delivery	97	99	301	314
Advertising	164	74	295	190
Other	760	408	2,064	1,835

Total non-interest expense	$9,281	$8,468	$27,587	$1,645

Non-interest expense for the third quarter ended September 30, 2014 increased $813,000, or 9.6%, compared with the third quarter of 2013. This increase was primarily driven by increased loan collection expenses and salary and employee benefits. For the nine months ended September 30, 2014, non-interest expense decreased $2.3 million, or 7.6% to $27.6 million compared with $29.8 million for the first nine months of 2013. The decrease for the nine month period was primarily due to reductions in OREO expense and loan collection expenses. The nine month period ended September 30, 2013 was negatively impacted by increased loan collection expenses due to litigation costs. During the nine months ended September 30, 2014, we incurred OREO losses totaling $795,000 million comprised of $1.3 million in fair value write-downs from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies, offset by $455,000 in net gain on sales of OREO.

Income Tax Expense – No income tax expense was recorded for the first nine months of 2014; income tax benefits of $38,000 and $1.3 million were recorded for the three and nine months ended September 30, 2014, respectively. Our September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The income tax effect on net loss before taxes for the nine months ended September 30, 2014, increased our deferred tax assets and related valuation allowance by $3.3 million. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Federal statutory rate times financial statement income	$(311)	$104	$(3,050)	$(378)
Effect of:
Valuation allowance	378	(6)	3,257	672
Tax-exempt income	(79)	(84)	(240)	(242)
Tax benefit from OCI components	(38)	—	(1,345)	—
Non-taxable life insurance income	(24)	(20)	(72)	(72)
Other, net	36	6	105	20

Total	$(38)	$—	$(1,345)	$—

Analysis of Financial Condition

Total assets decreased $45.4 million, or 4.2%, to $1.031 billion at September 30, 2014, from $1.076 billion at December 31, 2013. This decrease was primarily attributable to a decrease of $67.0 million in net loans and $26.3 million in cash and cash equivalents, partially offset by increases of $23.6 million in other real estate owned and $27.6 million in investment securities. The decrease in net loans was due to loan payoffs outpacing loan funding and efforts to move impaired loans through the collection, foreclosure, and disposition process. The increase in OREO was due to the continued remediation of problem loans.

Loans Receivable – Loans receivable decreased $71.0 million, or 10.0%, during the nine months ended September 30, 2014 to $638.4 million. The decline in loans receivable was attributable to net charge-offs of $10.2 million, transfers to OREO of $31.7 million, and loan payoffs outpacing loan funding by approximately $29.1 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $72.4 million at September 30, 2014 and $98.5 million at December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$57,509	9.01%	$52,878	7.45%
Commercial Real Estate
Construction	33,700	5.28	43,326	6.11
Farmland	68,357	10.71	71,189	10.04
Nonfarm nonresidential	189,341	29.66	232,026	32.71
Residential Real Estate
Multi-family	42,857	6.71	46,858	6.61
1-4 Family	204,375	32.02	228,505	32.21
Consumer	12,017	1.88	14,365	2.03
Agriculture	29,648	4.64	19,199	2.71
Other	556	0.09	980	0.13

Total loans	$638,360	100.00%	$709,326	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
	Loans	% to Total	Loans	% to Total	Loans	% to Total	Loans	% to Total
	(in thousands)
Pass	$446,166	69.9%	$434,853	$67.6%	$415,144	$60.8%	$369,529	52.1%
Watch	83,711	13.1	91,208	14.2	104,171	15.3	144,316	20.3
Special Mention	4,431	0.7	3,223	0.5	4,069	0.6	5,865	0.9
Substandard	104,052	16.3	113,746	17.7	159,207	23.3	189,616	26.7
Doubtful	—	—	—	—	—	—	—	—

Total	$638,360	100.0%	$643,030	$100.0%	$682,591	$100.0%	$709,326	100.0%

Our loans receivable have decreased $71.0 million, or 10.0%, during the nine months ended September 30, 2014. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $76.6 million, the watch category declined approximately $60.6 million, the special mention category declined approximately $1.4 million, and the substandard category declined approximately $85.6 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter of 2014.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(in thousands)
Past Due Loans:
30-59 Days	$3,507	$3,057	$5,667	$10,696
60-89 Days	3,333	991	1,232	775
90 Days and Over	—	—	—	232

Total Loans Past Due 30-90+ Days	6,840	4,048	6,899	11,703

Nonaccrual Loans	44,670	44,375	77,344	101,767

Total Past Due and Nonaccrual Loans	$51,510	$48,423	$84,243	$113,470

During the nine months ended September 30, 2014, nonaccrual loans decreased by $57.1 million to $44.7 million. This decrease was due primarily to $25.7 million in paydowns and $31.0 million transferred to OREO, offset by $14.7 million in loans moved to nonaccrual status. During the nine months ended September 30, 2014, loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $3.5 million at September 30, 2014. Loans past due 60-89 days increased from $775,000 at December 31, 2013 to $3.3 million at September 30, 2014. This represents a $4.6 million decrease from December 31, 2013 to September 30, 2014, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$232
Nonaccrual loans	44,670	101,767

Total non-performing loans	44,670	101,999
Real estate acquired through foreclosure	54,507	30,892
Other repossessed assets	—	—

Total non-performing assets	$99,177	$132,891

Non-performing loans to total loans	7.00%	14.38%
Non-performing assets to total assets	9.62%	12.35%
Allowance for non-performing loans	$1,205	$2,285
Allowance for non-performing loans to non-performing loans	2.70%	2.24%

Nonperforming loans at September 30, 2014, were $44.7 million, or 7.00% of total loans, compared with $106.9 million, or 14.56% of total loans, at September 30, 2013, and $102.0 million, or 14.38% of total loans at December 31, 2013. Net loan charge-offs in the first nine months of 2014 totaled $10.2 million compared to $25.6 million for the first nine months of 2013, and were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

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

At September 30, 2014, we had 58 restructured loans totaling $49.5 million with borrowers who experienced deterioration in financial condition compared with 98 loans totaling $91.3 million at December 31, 2013. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, five loans totaling approximately $4.3 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $888,000 of commercial loans. At September 30, 2014, $28.1 million of our restructured loans were accruing and $21.4 million were on nonaccrual compared with $44.3 million and $46.9 million, respectively, at December 31, 2013. There were no new TDRs during the first nine months of 2014, compared to $3.5 million during the first nine months of 2013.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Total non-performing loans	$44,670	$101,999
TDRs on accrual	28,114	44,346

Total non-performing loans and TDRs on accrual	$72,784	$146,345
Real estate acquired through foreclosure	54,507	30,892
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$127,291	$177,237

Total non-performing loans and TDRs on accrual to total loans	11.40%	20.63%
Total non-performing assets and TDRs on accrual to total assets	12.35%	16.47%

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

At September 30, 2014 and December 31, 2013, TDRs totaled $49.5 million and $91.3 million, respectively. During the nine months ended September 30, 2014, TDRs were reduced as a result of $17.2 million in payments along with the transfer of $17.2 million to OREO. In addition, the TDR classification was removed from two loans that met the requirements discussed above in the second quarter of 2014. These two loans totaled $7.3 million at December 31, 2013. These loans are no longer evaluated individually for impairment.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31, 2013
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$25,133	$37,559	$28,124	$56,680	$56,680

Loans charged-off:
Real estate	1,548	5,998	12,272	25,652	28,879
Commercial	216	965	670	2,073	2,828
Consumer	59	99	238	620	773
Agriculture	—	9	30	92	128
Other	1	—	19	—	—

Total charge-offs	1,824	7,071	13,229	28,437	32,608

Recoveries
Real estate	742	519	2,481	1,196	1,622
Commercial	108	443	340	1,164	1,212
Consumer	23	44	134	223	266
Agriculture	2	10	11	228	252
Other	14	—	37	—	—

Total recoveries	889	1,016	3,003	2,811	3,352

Net charge-offs	935	6,055	10,226	25,626	29,256

Provision for loan losses	—	250	6,300	700	700

Balance at end of period	$24,198	$31,754	$24,198	$31,754	$28,124

Allowance for loan losses to period-end loans	3.79%	4.32%	3.79%	4.32%	3.96%
Net charge-offs to average loans (annualized)	0.58%	3.20%	2.04%	4.21%	3.71%
Allowance for loan losses to non-performing loans	54.17%	29.70%	54.17%	29.70%	27.57%

Allowance for loan losses for loans individually evaluated for impairment	$1,788	$4,762	$1,788	$4,762	$3,471
Loans individually evaluated for impairment	78,695	155,417	78,695	155,417	149,883
Allowance for loan losses to loans individually evaluated for impairment	2.27%	3.06%	2.27%	3.06%	2.32%

Allowance for loan losses for loans collectively evaluated for impairment	$22,410	$26,992	$22,410	$26,992	$24,653
Loans collectively evaluated for impairment	559,665	578,823	559,665	578,823	559,443
Allowance for loan losses to loans collectively evaluated for impairment	4.00%	4.66%	4.00%	4.66%	4.41%

Our loan loss reserve, as a percentage of total loans at September 30, 2014, decreased to 3.79% from 4.32% at September 30, 2013, and from 3.96% at December 31, 2013. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 54.17% at September 30, 2014, compared with 27.57% at December 31, 2013, and 29.70% at September 30, 2013. Net charge-offs in the first nine months of 2014 totaled $10.2 million of which $9.9 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Commercial	$330	$1,616	$3,655
Commercial Real Estate	7,286	20,045	21,531
Residential Real Estate	2,505	7,212	8,866
Consumer	104	507	1,005
Agriculture	19	(124)	1,092
Other	(18)	—	—

Total net charge-offs	$10,226	$29,256	$36,149

The majority of our nonperforming loans are secured by real estate collateral and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.70% at September 30, 2014 compared with 2.24% at December 31, 2013, and 3.63% at September 30, 2013. The increase in this ratio from December 31, 2013 to September 30, 2014 was primarily attributable to the significant decrease in non-performing loans during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$65,209	$29,846	$116,740	$56,665
Prior charge-offs	(14,789)	(4,173)	(22,410)	(7,153)

Recorded investment	50,420	25,673	94,330	49,512
Allocated allowance	(1,399)	(246)	(2,345)	(827)

Recorded investment, less allocated allowance	$49,021	$25,427	$91,985	$48,685

Recorded investment, less allocated allowance/ Unpaid principal balance	75.18%	85.19%	78.79%	85.92%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment and allocated allowance were 75.18% and 85.19% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2014.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	September 30, 2014			June 30, 2014			March 31, 2014			December 31, 2013
	Loans	Allowance	% of Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$55,393	$2,394	4.32%	$62,881	$2,965	4.72%	$56,889	$3,156	5.55%	$47,883	$2,931	6.12%
Commercial real estate	240,978	12,340	5.12	237,889	11,902	5.00	244,228	12,383	5.07	252,211	14,069	5.58
Residential real estate:	221,559	6,908	3.12	222,163	6,621	2.98	219,456	6,620	3.02	225,851	6,935	3.07
Consumer	11,966	330	2.76	12,607	338	2.68	13,585	379	2.79	14,272	407	2.85
Agriculture	29,377	429	1.46	27,248	435	1.60	26,049	415	1.59	18,877	305	1.62
Other	392	9	2.30	500	12	2.40	226	9	3.98	349	6	1.72

Total	$559,665	$22,410	4.00%	$563,288	$22,273	3.95%	$560,433	$22,962	4.10%	$559,443	$24,653	4.41%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 4.00% at September 30, 2014 from 4.66% at September 30, 2013 and 4.41% at December 31, 2013. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded in the third quarter of 2014 and $6.3 million was recorded the first nine months of 2014, compared to $250,000 and $700,000 for the third quarter and nine months ended September 30, 2013, respectively. The $6.3 million provision in 2014 was recorded in the second quarter and was driven primarily by approximately $5.2 million in charge-offs related to commercial real estate loans. The charge-offs were in addition to reserves established prior to that time. All loan risk categories have decreased since December 31, 2013, with the exception of pass loans. The pass category increased approximately $76.6 million, the watch category declined approximately $60.6 million, the special mention category declined approximately $1.4 million, and the substandard category declined approximately $85.6 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2014 were $54.5 million compared with $41.9 million at September 30, 2013 and $30.9 million at December 31, 2013. See Footnote 5, “Other Real Estate Owned,” to the financial statements. During the first nine months of 2014, we acquired $31.7 million of OREO properties, and sold properties totaling approximately $7.3 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $2.0 million for the nine months ended September 30, 2014, compared with $3.1 million for the same period of 2013. During the nine months ended September 30, 2014, fair value write-downs of $1.3 million were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $1.6 million for the nine months ended September 30, 2013.

Liabilities – Total liabilities at September 30, 2014 were $1.001 billion compared with $1.040 billion at December 31, 2013, a decrease of $38.8 million, or 3.7%. This decrease was primarily attributable to a decrease in deposits of $54.2 million, or 5.5%, to $933.5 million at September 30, 2014 from $987.7 million at December 31, 2013. Certificate of deposit balances declined $70.3 million during the first nine months of 2014 to $609.7 million at September 30, 2014 from $680.0 million at December 31, 2013. The decrease in deposits follows management’s strategy to match liability funding levels with lower loan balances.

Federal Home Loan Bank advances increased by $12.4 million to $16.9 million at September 30, 2014, from $4.5 million at December 31, 2013. These advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$110,809		$106,153
Interest checking	79,594	0.16%	84,917	0.23%
Money market	92,418	0.54	69,842	0.50
Savings	36,997	0.24	39,158	0.29
Certificates of deposit	646,157	1.32	703,982	1.35

Total deposits	$965,975	0.96%	$1,004,052	1.01%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2014		For the Year Ended December 31, 2013
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$362,353	1.26%	$405,758	1.28%
$100,000 or more	283,804	1.40%	298,224	1.44%

Total	$646,157	1.32%	$703,982	1.35%

The following table shows at September 30, 2014 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$65,805
Three months through six months	54,758
Six months through twelve months	64,206
Over twelve months	84,441

Total	$269,210

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our available for sale investment portfolio totaled $192.1 million at September 30, 2014 and within that portfolio, $78.7 million of our securities currently have an unrealized loss of $1.7 million.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2014, our additional borrowing capacity with the FHLB was $10.1 million. Any new advances are limited to a one year maturity or less.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding include dividends paid by PBI Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, PBI Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010, to $2.1 million at September 30, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at September 30, 2014, totaling $2.1 million, are needed for the ongoing cash operating expenses of the parent company which have been reduced and are expected to be approximately $200,000 for rest of 2014. We have elected to defer payments on our Series A preferred stock and on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring the payment of regular quarterly cash dividends on our Series A Preferred Stock issued to the U.S. Treasury. At September 30, 2014, cumulative accrued and unpaid dividends on this stock totaled $6.7 million. As a result of our dividend deferral, the holder of our Series A Preferred Stock (currently the U.S. Treasury) has the right to appoint up to two representatives to our Board of Directors. We will continue to accrue deferred dividends, which will be deducted from income to common shareholders for financial statement purposes.

In addition, effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. We have the option to defer interest payments from time-to-time for a period not to exceed 20 consecutive quarters. Thereafter, we must pay all deferred interest and resume quarterly interest payments or we will be in default. Future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. At September 30, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.0 million.

Stockholders’ equity decreased $6.6 million to $29.3 million at September 30, 2014, compared with $35.9 million at December 31, 2013. The decrease was due to the current year net loss and further reduced by dividends declared (accrued and unpaid) on cumulative preferred stock.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and PBI Bank at the dates indicated:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	September 30, 2014		December 31, 2013
				Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	5.93%	8.99%	7.34%	9.35%
Total risk-based capital	8.0	10.0	12.0%	10.05	11.01	11.03	11.44
Tier 1 leverage ratio	4.0	5.0	9.0	4.02	6.09	4.95	6.28

At September 30, 2014, PBI Bank’s Tier 1 leverage ratio was 6.09%, and its total risk-based capital ratio was 11.01%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was liability sensitive at September 30, 2014, and asset sensitive at December 31, 2013. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 3.05% at September 30, 2014, compared with an increase of 2.45% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 5.65% at September 30, 2014, compared with an increase of 4.85% at December 31, 2013, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2014, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,576)	(5.65)%
+ 100 basis points	(849)	(3.05)

We did not run a model simulation for declining interest rates as of September 30, 2014 because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

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

The identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a – 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a – 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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