Form 10-K
period 2014-12-31
Porter Bancorp, Inc.
filed 2015-03-30
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33033

PORTER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 499-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2014, was $12,842,756 based upon the last sales price reported for such date on the NASDAQ Capital Market.

The number of shares outstanding of the registrant’s Common Stock, no par value, as of March 15, 2015, was 18,944,090.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2015 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond our control. Factors that could contribute to differences in our results include, but are not limited to deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments; changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; general economic or business conditions, either nationally, regionally or locally in the communities we serve, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the results of regulatory examinations; any matter that would cause us to conclude that there was impairment of any asset, including intangible assets; the continued service of key management personnel; our ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and fiscal and governmental policies of the United States federal government.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate the ninth largest bank domiciled in the Commonwealth of Kentucky based on total assets through our wholly-owned subsidiary PBI Bank (the “Bank”). We operate 17 banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of December 31, 2014, we had total assets of $1.0 billion, total loans of $625.0 million, total deposits of $926.8 million and stockholders’ equity of $33.5 million.

History

We were organized in 1988, and historically conducted our banking business through separate community banks. On December 31, 2005, we completed a reorganization in which we consolidated our subsidiary banks into a single bank. We renamed our consolidated subsidiary PBI Bank to create a single brand name for our banking operations throughout our market area. We completed our initial public offering in September 2006.

On November 21, 2008, we issued to the U.S. Treasury (“UST”), in exchange for cash consideration of $35.0 million, (i) 35,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a warrant to purchase up to 330,561 shares of our common stock for $15.88 per share.

In 2010, we completed a $32.0 million private placement to accredited investors. Following completion of the transactions involved, the Company issued (i) 2,465,569 shares of common stock, (ii) 317,042 shares of Non-Voting Cumulative Mandatorily Convertible Perpetual Preferred Shares, Series C (“Series C Preferred Stock”) and (iii) warrants to purchase 1,163,045 shares of non-voting common stock at a price of $11.50 per share. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital.

On June 24, 2011, the Bank entered into a Consent Order with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The consent order requires the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.

On September 21, 2011, the Company entered into a written agreement with the Federal Reserve Bank of St. Louis. The Company made formal commitments to use its resources to serve as a source of strength for the Bank, to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest on subordinated debentures or principal on trust preferred securities without written approval, and to submit a plan to maintain sufficient capital.

In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a capital investment into the Bank sufficient to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan. The Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million and total stockholders’ equity by approximately $7.4 million.

In the exchange transaction, we issued 1,821,428 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 4,053,600 common shares and 6,458,000 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Bowling Green and Owensboro – and in other communities along the I-65 corridor.

¡

Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our six banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s major employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, General Electric’s Consumer and Industrial division, Humana, Norton Healthcare, Brown-Forman, YUM! Brands, Papa John’s Pizza, and Texas Roadhouse.

¡

Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World.” It is also the home of the University of Kentucky and Transylvania University. The area’s major employers include Toyota, Lexmark, IBM Global Services and Valvoline.

¡

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

¡

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors giving Owensboro recognition as “The Bar-B-Q Capital of the World”. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, US Bank Home Mortgage and Toyotetsu.

¡

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage and consumer loans to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, mobile banking, treasury management services, remote deposit services, electronic funds transfers through ACH services, domestic and foreign wire transfers, cash management, vault services, lock box services, along with loan and deposit sweep accounts.

Employees

At December 31, 2014, the Company had 264 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

Competition

The banking business is highly competitive, and we experience competition from many other financial institutions. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services offered, the convenience of banking facilities and, in the case of loans to commercial borrowers, relative lending limits. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices within our market area and beyond.

Supervision and Regulation

Consent Order and Formal Written Agreement. On June 24, 2011, the Bank entered into a Consent Order with the FDIC and the KDFI. The Bank agreed to obtain the written consent of both agencies before declaring or paying any future dividends. As a practical matter, the Bank will not be able to pay dividends to Porter Bancorp for the foreseeable future. The Consent Order also establishes benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. At December 31, 2014, the Bank’s Tier 1 leverage ratio was 5.78% and its total risk-based capital ratio was 10.57%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order.

On September 21, 2011, we entered into a formal written agreement with the Federal Reserve Bank of St. Louis. The Company made formal commitments in the agreement to use its financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without written approval, and to submit an acceptable plan to maintain sufficient capital.

In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the bank. We have not been directed by the FDIC to implement such a plan.

We continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of December 31, 2014, the capital ratios required by the Consent Order were not met.

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

The Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) was signed into law. The Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, certain of the details of the law and the effects it will have on the Company are not known at this time.

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that significantly impact the ways in which banks and bank holding companies, including us, do business. For example, the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, and permanently increased the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibits new trust preferred security issuances from counting as Tier I capital. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Act codified and expanded the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance.

Many provisions of the Dodd-Frank Act require interpretation and rule- making by federal agencies. The Company monitors all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company is not fully known, the law is likely to result in greater compliance costs and higher fees paid to regulators, along with possible restrictions on the Company’s operations.

Porter Bancorp. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System. As such, we must file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

U.S. Treasury Capital Purchase Program. On November 21, 2008, pursuant to the UST’s Capital Purchase Program established under the Emergency Economic Stabilization Act of 2008, the Company issued and sold to the UST (i) 35,000 shares of Series A Preferred Stock with an aggregate liquidation preference of $35.0 million and (ii) a warrant to purchase 330,561 shares of the Company’s common stock, at an exercise price of $15.88 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $35.0 million in cash. Both the number of shares subject to the warrant and price per share reflect adjustments for stock dividends distributed after issuance.

On December 4, 2014, the UST sold the Series A Preferred Stock in a public auction. Promptly thereafter, the Company acquired and retired the Series A Preferred Stock in a non-cash equity exchange transaction with the accredited investors who purchased the Series A Preferred Stock in the auction, which is described in greater detail above under “History.”

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0%. At least half of the total capital must be composed of common equity, retained earnings, senior perpetual preferred stock, qualifying perpetual preferred stock, and certain hybrid capital instruments, less certain intangible assets (“Tier 1 capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses (“Tier 2 capital”). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total capital to total risk-weighted assets ratio of at least 10% and a Tier 1 capital to total risk-weighted assets ratio of 6% or greater. We are under a Consent Order with our primary regulators as previously discussed, and therefore cannot be considered well-capitalized. Please see “Supervision and Regulation” above for our capital requirements.

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

Changes to Capital Requirements Resulting from BASEL III. In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to Bancorp and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (Basel III) and changes required by the Dodd-Frank Act. The final rules implementing the Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital.

The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are a new common equity Tier 1 capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6% (increased from 4%), a total risk-based capital ratio of 8% (unchanged from current rules), and a Tier 1 leverage ratio of 4% for all institutions.

The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the new regulatory minimum risk-based capital ratios, and the minimum ratios once the capital conservation buffer is fully phased in are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.

The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. Under these new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The definition of Tier 2 capital is generally unchanged for most banking organizations, subject to certain new eligibility criteria. Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Proceeds of trust preferred securities are excluded from Tier 1 capital unless issued before 2010 by an institution with less than $15 billion of assets.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank expect to opt-out of this requirement.

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

The Company is a legal entity separate and distinct from the Bank. Historically, the majority of our revenue has been from dividends paid to us by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (FDICIA), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings. A bank holding company may still declare and pay a dividend if it does not have current operating earnings if the bank holding company expects profits for the entire year and the bank holding company obtains the prior consent of the Federal Reserve. The Company and the Bank must obtain the prior written consent of each of their primary regulators prior to declaring or paying any future dividends.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. The Bank did not pay any dividends in 2014 or 2013.

With respect to the payment of dividends, Porter Bancorp’s issued and outstanding Series E and Series F Preferred Shares rank senior to its common shares and non-voting common shares.

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

PBI Bank. The Bank, a Kentucky chartered commercial bank, is subject to regular bank examinations and other supervision and regulation by both the FDIC and the KDFI. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity which could be engaged in by a national bank operating in any state; a state bank, a thrift or savings bank operating in any other state; or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

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

The Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a Tier 1 leverage ratio of 9%. As of December 31, 2014, the Bank’s ratio of total capital to total risk-weighted assets was 10.57% and its Tier I leverage ratio was 5.78%, both under the ratios required by the Consent Order.

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

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk- based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well-capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decrease, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

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

If an institution is required to submit a capital restoration plan, the institution’s holding company must guarantee the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Deposit Insurance Assessments. The deposits of the Bank are insured by the Deposit Insurance Fund (DIF) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

The Dodd-Frank Act imposed additional assessments and costs with respect to deposits. Under the Dodd-Frank Act, the FDIC is directed to impose deposit insurance assessments based on total assets rather than total deposits, as well as make permanent the increase of deposit insurance to $250,000. Effective April 1, 2011, the FDIC revised the deposit insurance assessment system to comply with Dodd-Frank and implemented a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF. The first assessments under the new rule were payable in the third quarter of 2011.

Safety and Soundness Standards. The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to these matters. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal shareholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Prompt Corrective Actions” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

Branching. Kentucky law permits Kentucky chartered banks to establish a banking office in any county in Kentucky. A Kentucky bank may also establish a banking office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a banking office in Kentucky without the approval of the KDFI upon notice to the KDFI and any other state bank with its main office located in the county where the new banking office will be located. Branching by all other banks requires the approval of the KDFI, which must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the banking office. The transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Section 613 of the Dodd—Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power will likely increase competition within the markets in which the Company and the Bank operate.

Insider Credit Transactions. The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured depository institutions and their subsidiaries. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests, which may not exceed the institution’s total unimpaired capital and surplus.

Automated Overdraft Payment Regulation. The Federal Reserve and FDIC have enacted consumer protection regulations related to automated overdraft payment programs offered by financial institutions. In November 2009, the Federal Reserve amended its Regulation E to prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Regulation E amendments also require financial institutions to provide consumers with a notice that explains the financial institution’s overdraft services, including the fees associated with the service and the consumer’s choices.

In November 2010, the FDIC supplemented the Regulation E amendments by requiring FDIC-supervised institutions to implement additional changes relating to automated overdraft payment programs by July 1, 2011. One material change required financial institutions to monitor overdraft payment programs for “excessive or chronic” customer use and to undertake “meaningful and effective” follow-up action with customers that overdraw their accounts more than six times during a rolling 12-month period. The new guidance also imposes daily limits on overdraft charges, requires institutions to review and modify check-clearing procedures, prominently distinguish account balances from available overdraft coverage amounts and requires increased board and management oversight regarding overdraft payment programs.

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

Truth in Lending Act (“TILA”). TILA is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of TILA, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan. Violations of TILA may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. In certain circumstances, TILA also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of TILA.

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

Consumer Financial Protection Bureau (“CFPB”). The Dodd-Frank Act created a new, independent federal agency called the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB, but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.

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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the FRB, the FDIC, the SEC, and the Commodity Futures Trading Commission. The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market-making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. We do not believe the Volcker Rule will have a significant effect on the Bank’s operations.

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

Bank Secrecy Act. The Bank Secrecy Act of 1970 (“BSA”) was enacted to deter money laundering, establish regulatory reporting standards for currency transactions and improve detection and investigation of criminal, tax and other regulatory violations. BSA and subsequent laws and regulations require us to take steps to prevent the use of the Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training and establishing a comprehensive internal audit of BSA compliance activities. In recent years, federal regulators have increased the attention paid to compliance with the provisions of BSA and related laws, with particular attention paid to “Know Your Customer” practices. Banks have been encouraged by regulators to enhance their identification procedures prior to accepting new customers in order to deter criminal elements from using the banking system to move and hide illegal and illicit activities.

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism. This includes standards for verifying customer identification at account opening, as well as rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. It grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a capital investment into the Bank sufficient to fully meet the capital requirements. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. We did not meet the capital ratios required by the Consent Order as of December 31, 2014.

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

We incurred a net loss of $11.2 million and $1.6 million in 2014 and 2013, respectively. Losses, non-performing loan costs, expenses for other real estate owned (“OREO”), and asset impairments have reduced our capital below the levels we agreed to maintain with our banking regulators. While we believe we have recognized the probable losses in our portfolio, further credit deterioration could result in additional losses and a reduction in capital levels.

In its consent order with the FDIC and the KDFI, the Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to average assets of 9.0%. As of December 31, 2014, the Bank’s ratio of total capital to total risk-weighted assets was 10.57% and its ratio of Tier 1 capital to average assets was 5.78%, both below the ratios required by the consent order.

We have agreed with the FDIC, the KDFI and the Federal Reserve Bank of St. Louis to restore our capital ratios to levels that comply with our regulatory agreements. We are evaluating various specific initiatives to increase our regulatory capital and reduce our non-performing assets. Strategic alternatives include divesting of branch offices, selling loans and raising capital by selling stock.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time (which are outside of our control) and our financial performance, including the management of our revenue, expenses, levels of average assets, credit quality, levels of OREO, and contingent liability risks. We may not have access to capital on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition, and results of operations. In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

Regulatory restrictions have prevented us from paying interest on the junior subordinated debentures that relate to our trust preferred securities since the fourth quarter of 2011. If we cannot pay accrued and unpaid interest on these securities for more than twenty consecutive quarters, we will be in default.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities.

If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.2 million as of December 31, 2014, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling more than $10.5 million before any distribution can be made to the holders of our common shares.

As a bank holding company, we depend on dividends and distributions paid by our banking subsidiary.

The Company is a legal entity separate and distinct from the Bank and our other subsidiaries. Our principal source of cash flow, from which we would fund any dividends paid to our shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to us, and regulations of the Federal Reserve govern our ability to pay dividends or make other distributions to our shareholders. In its consent order with the FDIC and the KDFI, the Bank agreed not to pay dividends to us without the prior consent of those regulators. During 2011, the Company contributed $13.1 million to the Bank. The contribution, which was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order, also substantially decreased the liquid assets of the Company. Liquid assets decreased from $20.3 million at December 31, 2010 to $1.9 million at December 31, 2014. Since the Bank is unlikely to be in a position to pay dividends to the Company for the foreseeable future, cash inflows for the Company are limited to earnings on investment securities, sales of investment securities, and interest on its deposits held at the Bank. These cash inflows, along with the liquid assets held at December 31, 2014, are needed to cover ongoing operating expenses of the Company, which are forecasted at approximately $1.0 million for 2015. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

We are effectively precluded from paying any dividends for the forseeable future.

Our agreement with the holders of our trust preferred securities provides that we cannot pay dividends until we pay all deferred distributions in full and resume paying quarterly distributions. We have also agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, we cannot pay dividends for the foreseeable future. In addition, the dividend preferences of our Series E and Series F Preferred Shares entitle our preferred shareholders to receive an annual, noncumulative 2% dividend before we can pay a dividend on our non-voting common shares and voting common shares.

Our holding company debt could make it difficult to raise capital.

At December 31, 2014, we had an aggregate obligation of $27.2 million relating to the principal and accrued unpaid interest on our four issues of junior subordinated debentures, which has resulted in a deferral of distributions on our trust preferred securities. Although we are permitted to defer payments on these securities for up to five years (and we commenced doing so in 2011), the deferred interest payments continue to accrue until paid in full.

Our holding company debt could make it difficult to recapitalize or enter into a business combination transaction because any investor or purchaser would effectively assume the outstanding liability on the debt in addition to the amount of funds such investors or purchaser would need to provide in order to recapitalize the Bank and the Company.

We are defendants in various legal proceedings.

The Company and the Bank are involved in judicial proceedings and regulatory investigations concerning matters arising from our business activities. Although we believe we have a meritorious defense in all significant litigation pending against us, we cannot assure you as to the ultimate outcome. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements. If we do not prevail, the ultimate outcome of litigation matter could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information about ongoing legal proceedings, see “Note 24 – Contingencies” of the Notes to Consolidated Financial Statements.

The Bank previously has served as trustee for Employee Stock Ownership Plans (“ESOP”) which engaged in transactions that under review are the subject of litigation initiated by the Department of Labor (“DOL”), subjecting us to certain financial risks.

From 2007 until the first quarter of 2013, the Bank served as trustee for certain ESOPs that purchased the stock of companies from prior owners in purchase transactions. Stock purchase transactions by ESOPs are subject to regular and routine reviews by the DOL for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA. The Bank is a defendant in legal proceedings initiated by the DOL with respect to two stock purchase transactions by ESOPs for which the Bank served as trustee. A ruling that the Bank failed to fulfill its fiduciary duties under ERISA with respect to an ESOP, including stock purchases by the ESOP, would subject us to certain financial risks, including claims for damages as well as fines and penalties assessable under ERISA. See “Note 24 – Contingencies” of the Notes to Consolidated Financial Statements.

Investigations into and heightened scrutiny of our operations could result in additional costs and damage our reputation.

The U.S. Attorney’s office for the Eastern District of Virginia is conducting an investigation concerning possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred stock from the Company in November 2008. We are cooperating with this investigation. Heightened scrutiny of the operations of the Company and the Bank by federal and state officials may subject us to governmental or regulatory inquiries, investigations, actions, penalties and fines, which could adversely affect our reputation and result in costs to us in excess of current reserves and management’s estimate of the aggregate range of possible loss for litigation matters.

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

Adverse conditions in the general business environment have had an adverse effect on our business in the past. Although the general business environment has improved, we can give no assurance that such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values, rents, and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors. Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should economic conditions worsen, our business, financial condition or results of operations could be adversely affected.

A large percentage of our loans are collateralized by real estate, and prolonged weakness in the real estate market may result in losses and adversely affect our profitability.

Approximately 84.0% of our loan portfolio as of December 31, 2014, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in our markets. Persistent weakness in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of depressed real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We offer real estate construction and development loans, which carry a higher degree of risk than other real estate loans. Weakness in the residential construction and commercial development real estate markets has in the past increased the non-performing assets in our loan portfolio and our provision expense for losses on loans. These impacts have had, and could in the future have a material adverse effect on our capital, financial condition and results of operations.

Approximately 5.3% of our loan portfolio as of December 31, 2014 consisted of real estate construction and development loans, down from 6.1% at December 31, 2013 and 7.8% at December 2012. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability and financial condition.

Residential construction and commercial development real estate activity in our markets were affected by challenging economic conditions following the financial crisis of 2008. Weakness in these sectors could lead to additional valuation adjustments to our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severity of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer challenging economic conditions persist, the more likely they are to adversely affect the ability of residential real estate development borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans in the past, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision expense for losses on loans could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect our business, financial condition and results of operations.

We maintain an allowance for loan losses at a level we believe is adequate to absorb probable incurred losses in our loan portfolio based on historical loan loss experience, economic and environmental factors, specific problem loans, value of underlying collateral and other relevant factors. If our assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect our operating results. Our estimates are subjective, and their accuracy depends on the outcome of future events. Changes in economic, operating, and other conditions that are generally beyond our control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of our allowance for loan losses. Regulatory agencies have from time to time required us to increase our provision for loan losses or to recognize additional loan charge-offs when their judgment has differed from ours. Any of these events could have a material negative impact on our operating results.

Our levels of classified loans and non-performing assets may increase in the foreseeable future if economic conditions cause more borrowers to default. Further, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may decline, making us less likely to realize a full recovery if a borrower defaults on a loan. Any additional increases in the level of our non-performing assets, loan charge-offs or provision for loan losses, or our inability to realize the estimated net value of underlying collateral in the event of a loan default, could negatively affect our business, financial condition, results of operations and the trading price of our securities.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loss losses based on a number of factors. We believe that our allowance for loan losses is adequate. However, if our assumptions or judgments are wrong, our allowance for loan losses may not be sufficient to cover our actual loan losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses to the Company.

During recent years, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as OREO. An increase in our OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale. We expect that our operating results in 2015 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, as well as by the funding costs associated with OREO assets.

Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or “fair value,” which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current may change during periods of market volatility.

Any decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our analysis require it.

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

Because most of our business activities are conducted in central Kentucky and most of our credit exposure is in that region, we are at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy weakens, the rates of delinquencies, foreclosures, bankruptcies and losses in our loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures our loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values in Central Kentucky have had and may continue to have a negative impact on our business, financial condition, results of operations and future prospects.

Our small to medium-sized business portfolio may have fewer resources to weather a downturn in the economy.

Our portfolio includes loans to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay our loan. A continued economic downturn may have a more pronounced negative impact on our target market, causing us to incur substantial credit losses that could materially harm our operating results.

Our profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm our financial condition or results of operations. Our results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic or international economic or political conditions. Factors beyond our control, such as inflation, recession, unemployment and money supply may also affect interest rates. If, as a result of decreasing interest rates, our interest-earning assets mature or reprice more quickly than our interest-bearing liabilities in a given period, our net interest income may decrease. Likewise, our net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

If we cannot obtain adequate funding, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Company.

Our liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies do not work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common shares in public or private transactions. If we were unable to access any of these funding sources when needed, we might not be able to meet the needs of our customers, which could adversely impact our financial condition, our results of operations, cash flows, and our level of regulatory-qualifying capital.

We may need to raise additional capital in the future by selling capital stock. Future sales or other dilution of our equity may adversely affect the market price of our common shares.

We are not restricted from issuing additional common shares, including securities that are convertible into or exchangeable for, or that represent the right to receive, common shares. The issuance of additional shares of common shares or the issuance of convertible securities would dilute the ownership interest of our existing common shareholders. The market price of our common shares could decline as a result of such an offering as well as other sales of a large block of shares of our common shares or similar securities in the market after such an offering, or the perception that such sales could occur.

Our common shares have traded from time-to-time at a price below our book value per share. Accordingly, a sale of common shares at or below our book value would be dilutive to current shareholders.

We may not be able to realize the value of our tax losses and deductions.

Due to our losses, we have a net operating loss carry-forward of $32.1 million, credit carry-forwards of $900,000, and other net deferred tax assets of $17.6 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2011. Should the Company issue a sufficient number of new shares to raise additional capital, a change in control could be triggered, as defined by Section 382 of the Internal Revenue Code, which could negatively impact or limit the ability to utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

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

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds, and other mutual funds. Our competition in making loans comes principally from other commercial banks, credit unions, savings and loan associations, mortgage banking firms, and consumer finance companies. In addition, competition for business in the Louisville and Lexington metropolitan area has grown in recent years as changes in banking law have allowed several banks to enter the market by establishing new branches.

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

Our future success significantly depends on the continued services and performance of our key management personnel. Our future performance will depend on our ability to motivate and retain these and other key officers. The Dodd-Frank Act, and the policies of bank regulatory agencies have placed restrictions on our executive compensation practices. Such restrictions and standards may further impact our Company’s ability to compete for talent with other businesses and financial institutions that are not subject to the same limitations as we are. The loss of the services of members of our senior management or other key officers or our inability to attract additional qualified personnel as needed could materially harm our business.

Our reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Our accounting policies and assumptions are fundamental to our reported financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, valuation of OREO, valuation of securities and valuation of deferred income taxes. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to significantly increase the allowance for credit losses, sustain credit losses that are significantly higher than the reserve provided, recognize significant impairment on our OREO, or permanently impair deferred tax assets.

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

Failure in or breach of our operational or security systems or infrastructure, or those of our third party vendors and other service providers, including as a result of cyber attacks, could disrupt our businesses, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses. As a large financial institution, we depend on our ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have robust information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches. These events could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of our customers, or otherwise disrupt the business operations of ourselves, our customers or other third parties.

Third parties with which we do business or that facilitate our business activities, could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, we can give no assurance that we will not suffer such losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

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

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks, and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations, and policies or to maintain our capital requirements could affect our ability to pay dividends on common shares, our ability to grow through the development of new offices, our ability to make acquisitions, and our ability to remain independent. These limitations may prevent us from successfully implementing our growth and operating strategies.

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

We are subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. We cannot predict whether any of these changes could adversely and materially affect us. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.

Recent legislation regarding the financial services industry may have a significant adverse effect on our operations.

The Dodd-Frank Act was signed into law on July 21, 2010. The Dodd-Frank Act has had a significant impact the U.S. financial system, including among other things:

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

The provisions of the Dodd-Frank Act and any rules adopted to implement those provisions, as well as any additional legislative or regulatory changes may impact the profitability of our business activities and costs of operations, require that we change certain of our business practices, materially affect our business model or affect retention of key personnel, require us to raise additional regulatory capital, including additional Tier 1 capital, and could expose us to additional costs (including increased compliance costs). These and other changes may also require us to invest significant management attention and resources to make any necessary changes and may adversely affect our ability to conduct our business as previously conducted or our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bank operates 17 banking offices located in Kentucky. The following table shows the location, square footage and ownership of each property. We believe that each of these locations is adequately insured. Support operations are located in the Main office in Louisville and the Glasgow office building on Columbia Avenue.

Markets	Square Footage	Owned/ Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 645 Elm Street, Eminence	1,500	Owned
Hillview Office: 11998 Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 340 South Buckman Street, Shepherdsville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned
Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased
South Central Kentucky
Brownsville Office: 113 East Main, Brownsville	8,500	Owned
Greensburg Office: 202-04 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 210 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West Logan Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned
Wal-Mart Office: 1701 North Main Street, Beaver Dam	500	Leased
Owensboro/Daviess County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned
Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned
Other Properties
Office Building: 701 Columbia Avenue, Glasgow	19,000	Owned

Item 3.	Legal Proceedings

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Note 24, “Contingencies” in the Notes to our consolidated financial statements for detail regarding ongoing legal proceedings and other matters.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Capital Market under the ticker symbol “PBIB”. The following table presents the high and low sales prices for our common shares reported on the NASDAQ Capital Market for the periods indicated.

	2014
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$1.03	$0.48	$0.00
Third Quarter	1.08	0.95	0.00
Second Quarter	1.18	0.90	0.00
First Quarter	1.24	0.94	0.00

	2013
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$1.24	$0.97	$0.00
Third Quarter	2.23	0.80	0.00
Second Quarter	0.90	0.79	0.00
First Quarter	1.59	0.66	0.00

As of January 31, 2015, we had approximately 1,204 shareholders, including 360 shareholders of record and approximately 844 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividends

We will not be able to pay dividends on our common shares for the foreseeable future. We historically paid quarterly cash dividends on our common shares until we suspended dividend payments in October 2011. As a bank holding company, our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. We have agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

Our principal source of revenue with which to pay dividends on our common shares is the dividends that the Bank may declare and pay to us out of funds legally available for payment of dividends. Currently, the Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any dividends. In addition to this current restriction, various laws applicable to the Bank also limit its payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. As a practical matter, the Bank will not be able to pay dividends to us for the foreseeable future.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes relating to our trust preferred securities. Deferring interest payments on the junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest or we will be in default.

We will not be able to pay cash dividends on our common shares until we have paid all deferred distributions on our trust preferred securities. Deferred distributions on our trust preferred securities are cumulative, and distributions accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the preferred stock will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution can be made to the holders of our common shares or preferred stock. Our Series E and Series F preferred shares have priority over our common shares and non-voting common shares with respect to any payment of dividends.

Purchase of Equity Securities by Issuer

Except for the exchange transaction in December 2014, described in greater detail in “Item 1 – Business – History”, the Company did not repurchase any of its issued and outstanding equity securities in 2014 or 2013.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2010 to 2014. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2014	2013	2012	2011	2010
Income Statement Data:
Interest income	$39,513	$43,228	$57,729	$73,554	$86,407
Interest expense	9,795	11,143	15,774	22,039	28,841

Net interest income	29,718	32,085	41,955	51,515	57,566
Provision for loan losses	7,100	700	40,250	62,600	30,100
Non-interest income	4,079	5,919	9,590	7,833	11,582
Non-interest expense	39,435	38,890	44,292	104,273	46,478

Loss before income taxes	(12,738)	(1,586)	(32,997)	(107,525)	(7,430)
Income tax benefit	(1,583)	—	(65)	(218)	(3,046)

Net loss	(11,155)	(1,586)	(32,932)	(107,307)	(4,384)
Less:
Dividends and accretion on preferred stock	2,362	2,079	1,929	1,927	1,987
Effect of exchange of preferred stock for common stock	(36,104)	—	—	—	—
Earnings (loss) allocated to participating securities	3,159	(267)	(1,429)	(4,080)	(184)

Net income (loss) attributable to common	$19,428	$(3,398)	$(33,432)	$(105,154)	$(6,187)

Common Share Data (1):
Basic earnings (loss) per common share	$1.59	$(0.29)	$(2.85)	$(8.98)	$(0.60)
Diluted earnings (loss) per common share	1.59	(0.29)	(2.85)	(8.98)	(0.60)
Cash dividends declared per common share	0.00	0.00	0.00	0.02	0.49
Book value per common share (2)	1.67	(0.18)	0.74	3.74	12.76
Tangible book value per common share (2)	1.61	(0.29)	0.58	3.54	10.33
Balance Sheet Data (at period end):
Total assets	$1,017,989	$1,076,121	$1,162,631	$1,455,424	$1,723,952
Debt obligations:
FHLB advances	15,752	4,492	5,604	7,116	15,022
Junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Subordinated capital note	4,950	5,850	6,975	7,650	8,550
Average Balance Data:
Average assets	$1,049,232	$1,098,400	$1,341,565	$1,659,959	$1,747,648
Average loans	662,442	788,176	1,033,320	1,243,474	1,353,295
Average deposits	961,671	1,004,052	1,217,083	1,434,462	1,459,041
Average FHLB advances	4,473	4,990	6,325	15,315	47,800
Average junior subordinated debentures	25,000	25,000	25,000	25,000	25,000
Average subordinated capital note	5,508	6,404	7,309	8,208	8,941
Average stockholders’ equity	33,881	42,631	75,679	159,434	188,015

(1)	Common share data has been adjusted to reflect a 5% stock dividend effective December 14, 2010.
(2)

After shareholder approval on February 25, 2015, the mandatorily convertible Series B preferred shares converted into 4,053,600 common shares and the mandatorily convertible Series D preferred shares converted into 6,458,000 non-voting common shares. Assuming conversion as of December 31, 2014, the proforma book value per common share would have been $1.21 per share and the proforma tangible book value per common share would have been $1.17 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, PBI Bank (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company which operates banking offices in twelve counties through its wholly-owned subsidiary, the Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 55.5% of our total loan portfolio as of December 31, 2014, and 56.3% as of December 31, 2013. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2014, we reported a net loss of $11.2 million compared with net loss of $1.6 million for the year ended December 31, 2013 and $32.9 million for the year ended December 31, 2012. After deductions for dividends and accretion on preferred stock, allocating losses to participating securities, and the effect of the exchange of preferred stock for common stock, net income attributable to common shareholders was $19.4 million for the year ended December 31, 2014, compared with a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013. Basic and diluted income per common share were $1.59 for the year ended December 31, 2014, compared with loss per common share of $(0.29) for 2013.

Our financial performance in 2014 continued to be negatively impacted by the Bank’s high level of non-performing assets. Asset quality remediation, capital restoration, and lowering the risk profile of the Company remain our major objectives for 2015.

Non-performing loans were 7.57% of total loans and non-performing assets were 9.19% of total assets, at December 31, 2014. We remain diligent in the management of our loan portfolio and are striving to improve credit quality by working throughout our markets to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

The following significant items are of note for the year ended December 31, 2014:

•

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A preferred shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Stock, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Stock, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of the exchange was to increase common shareholders’ equity by approximately $36.1 million.

•

In the exchange transaction, we issued 1,821,428 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 4,053,600 common shares and 6,458,000 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

•

The net effect of the exchange transaction and subsequent conversion of mandatorily convertible Series B Preferred and mandatorily convertible Series D Preferred shares was an increase in total shareholders’ equity of $7.4 million, and an increase in voting and non-voting common shares issued and outstanding of 12,333,028 shares.

•

We have reduced the size of our balance sheet in accordance with our capital plan. Average assets were $1.049 billion for the year ended December 31, 2014, compared with $1.098 billion for the year ended December 31, 2013. This reduction was accomplished primarily by reducing our commercial real estate and construction and development loans within our loan portfolio and through the redemption of higher cost certificates of deposit accounts.

•

Net interest margin decreased one basis point to 3.09% for the year ended December 31, 2014, compared with 3.10% for the year ended December 31, 2013. Average loans decreased 16.0% to $662.4 million in 2014, compared with $788.2 million in 2013. Net loans decreased 11.1% to $605.6 million at December 31, 2014, compared with $681.2 million at December 31, 2013.

•

Provision for loan losses expense increased to $7.1 million for 2014, compared with $700,000 for the year ended December 31, 2013. Net charge-offs were $15.9 million in 2014, compared with $29.3 million in 2013 and $36.1 million in 2012.

•

We continued to execute on our strategy to reduce our exposure to commercial real estate and construction and development loans. Construction and development loans totaled $33.2 million, or 45% of total risk-based capital, at December 31, 2014, compared with $43.3 million, or 52% of total risk-based capital, at December 31, 2013. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $193.0 million, or 262% of total risk-based capital, at December 31, 2014 compared with $237.0 million, or 284% of total risk-based capital, at December 31, 2013.

•

Loan proceeds received from the repayment of our commercial real estate and construction and development loans were used primarily to redeem maturing certificates of deposit during 2014. Deposits decreased 6.2% to $926.8 million compared with $987.7 million at December 31, 2013. Certificate of deposit balances declined $105.3 million during 2014 to $574.7 million at December 31, 2014, from $680.0 million at December 31, 2013.

•	Total loans past due and nonaccrual loans decreased to $52.3 million at December 31, 2014 from $113.5 million at December 31, 2013.

•

Non-performing loans decreased $54.7 million to $47.3 million at December 31, 2014, compared with $102.0 million at December 31, 2013. The decrease in non-performing loans was due to the migration of non-performing loans to the OREO portfolio, as well as $27.5 million in paydowns. Net charge-offs were $15.9 million for the year ended December 31, 2014.

•

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $4.0 million at December 31, 2014 and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $980,000 at December 31, 2014.

•

Foreclosed properties increased to $46.2 million at December 31, 2014, compared with $30.9 million at December 31, 2013. During the year ended December 31, 2014, the Company acquired $32.3 million and sold $13.1 million of OREO. In addition, we recorded fair value write-downs of $4.3 million during the year reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 9.19% at December 31, 2014, compared with 12.35% at December 31, 2013.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

Going Concern Considerations and Future Plans

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this discussion create substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2014, we reported a net loss of $11.2 million. The net loss was primarily attributable to loan loss provision of $7.1 million, OREO expense of $5.8 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, and ongoing operating expense, along with $3.0 million in loan collection expenses. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. After deductions for dividends and accretion on preferred stock of $2.4 million, allocating losses to participating securities of $3.2 million, and the effect of the exchange of preferred stock for common stock of $36.1 million, net income attributable to common shareholders was $19.4 million for the year ended December 31, 2014, compared with a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013.

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

In June 2011, the Bank entered into a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI, again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a capital investment into the Bank sufficient to fully meet the capital requirements.

We continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2014, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•	Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders. We have engaged a financial advisor to assist our Board in this evaluation.

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

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $625.0 million at December 31, 2014.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at December 31, 2014, and have now been in compliance with the Consent Order for eleven quarters.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans. Compliance with our Consent Order requires those loans represent less than 250% of total risk-based capital. These loans represented 262% of total risk-based capital at December 31, 2014, down from 284% at December 31, 2013.

•	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. This coincides with the reduction of nonaccrual loans from $101.8 million at the end of 2013, to $47.2 million at the end of 2014, as many of these loans were resolved by foreclosure.

•

We incurred OREO losses totaling $3.9 million during the 2014, comprised of $4.3 million in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies, offset by $306,000 in net gain on sales.

•	We continually evaluate opportunities to maximize the value we receive from the sale of OREO. We pursue multiple sales channels with focus primarily on internal marketing and the use of brokers.

•

Real estate construction represents 40% of the OREO portfolio at December 31, 2014 compared with 62% at December 31, 2013. Commercial real estate represents 31% of the OREO portfolio at December 31, 2014 compared with 19% at December 31, 2013, and 1-4 family residential properties represent 17% of the portfolio at December 31, 2014 compared with 16% at December 31, 2013.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as require an institution to sell or merge itself into another institution or require the Bank to be taken into receivership.

Liquid assets were $1.9 million at December 31, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2014, are needed to cover ongoing operating expenses of the parent company which are forecasted at approximately $1.0 million for 2015. Parent company liquidity could be improved through a sale of common or preferred shares.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities.

If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.2 million as of December 31, 2014, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

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

Allowance for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Board of Directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. We develop allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio which we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses, which could adversely affect our results.

Other Real Estate Owned – OREO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less estimated cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property or have staff from our special assets group or in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to OREO. We typically obtain updated appraisals within five quarters or the anniversary date of ownership unless a sale is imminent.

Intangible Assets – We evaluate intangible assets for impairment at least annually and more frequently if circumstances indicate their value may not be recoverable. Identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which we believe is 10 years. We review these amortizable intangible assets for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on our annual review, management does not believe our intangible assets are impaired at December 31, 2014.

Stock-based Compensation – Compensation cost is recognized for restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common shares at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis. We established a 100% deferred tax valuation allowance of $31.7 million in December 2011 based upon the analysis of our past performance and our expected future performance. When evaluating our deferred tax assets for realizability during 2014 and 2013, we concluded that a full valuation allowance was still necessary at December 31, 2014 and 2013, due to the additional losses incurred during those years. A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized. Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

Contingencies – We are defendants in various legal proceedings. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2014 compared with 2013:

	For the Years Ended December 31,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$39,513	$43,228	$(3,715)	(8.6)%
Gross interest expense	9,795	11,143	(1,348)	(12.1)
Net interest income	29,718	32,085	(2,367)	(7.4)
Provision for credit losses	7,100	700	6,400	914.3
Non-interest income	3,987	5,196	(1,209)	(23.3)
Gains on sale of securities, net	92	723	(631)	(87.3)
Non-interest expense	39,435	38,890	545	1.4
Net loss before taxes	(12,738)	(1,586)	(11,152)	703.2
Income tax benefit	(1,583)	—	(1,583)	—
Net loss	(11,155)	(1,586)	(9,569)	603.3
Dividends and accretion on preferred stock	(2,362)	(2,079)	(283)	13.6
Effect of exchange of preferred stock for common stock	36,104	—	36,104	100.0
Losses (earnings) attributable to participating securities	(3,159)	267	(3,426)	(1283.1)
Net income (loss) attributable to common shareholders	19,428	(3,398)	22,826	(671.7)

Net loss of $11.2 million for the year ended December 31, 2014 increased by $9.6 million from net loss of $1.6 million for 2013. This was primarily due to a $2.4 million decrease in net interest income driven by lower average earning assets, an increase of $6.4 million in provision for loan losses expense, and reductions in non-interest income from our exit of trust services in 2013 and lower gains on the sale of securities. Net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014, improved $22.8 million from net loss to common shareholders of $3.4 million for 2013. This increase was primarily attributable to the $36.1 million effect of the exchange of preferred stock for common stock.

The following table summarizes components of income and expense and the change in those components for 2013 compared with 2012:

	For the Years Ended December 31,		Change from Prior Period
	2013	2012	Amount	Percent
	(dollars in thousands)
Gross interest income	$43,228	$57,729	$(14,501)	(25.1)%
Gross interest expense	11,143	15,774	(4,631)	(29.4)
Net interest income	32,085	41,955	(9,870)	(23.5)
Provision for credit losses	700	40,250	(39,550)	(98.3)
Non-interest income	5,196	6,354	(1,158)	(18.2)
Gains on sale of securities, net	723	3,236	(2,513)	(77.7)
Non-interest expense	38,890	44,292	(5,402)	(12.2)
Net loss before taxes	(1,586)	(32,997)	31,411	(95.2)
Income tax benefit	—	(65)	65	(100.0)
Net loss	(1,586)	(32,932)	31,346	(95.2)
Dividends on and accretion on preferred stock	(2,079)	(1,929)	(150)	7.8
Losses attributable to participating securities	267	1,429	(1,162)	(81.3)
Net loss attributable to common shareholders	(3,398)	(33,432)	30,034	(89.8)

Net loss before taxes of $1.6 million for the year ended December 31, 2013, improved by $31.4 million from net loss of $33.0 million for 2012. Net loss to common shareholders of $3.4 million for the year ended December 31, 2013, decreased $30.0 million from net loss to common shareholders of $33.4 million for 2012. This decrease in net loss was attributable primarily to lower provision for loan losses expense and decreased non-interest expense associated with our OREO, partially offset by lower net gain on sales of securities and lower net interest income.

Net Interest Income – Our net interest income was $29.7 million for the year ended December 31, 2014, a decrease of $2.4 million, or 7.4%, compared with $32.1 million for the same period in 2013. Net interest spread and margin were 2.98% and 3.09%, respectively, for 2014, compared with 2.97% and 3.10%, respectively, for 2013. Average nonaccrual loans were $63.1 million and $107.3 million in 2014 and 2013, respectively. The decrease in net interest income was primarily the result of lower average earning assets coupled with lower rates on those assets. In addition, net interest income and net interest margin were adversely affected by $3.3 million and $5.6 million of interest lost on nonaccrual loans during 2014 and 2013, respectively.

Our average interest-earning assets were $979.2 million for 2014, compared with $1.05 billion for 2013, a 6.8% decrease, primarily attributable to lower average loans and partially offset by higher average investment securities and interest bearing deposits with financial institutions. Average loans were $662.4 million for 2014, compared with $788.2 million for 2013, a 16.0% decrease. Average interest bearing deposits with financial institutions were $87.0 million in 2014, compared with $65.1 million in 2013, a 33.7% increase. Average investment securities were $220.5 million for 2014, compared with $184.2 million for 2013, a 19.7% increase. Our total interest income decreased 8.6% to $39.5 million for 2014, compared with $43.2 million for 2013.

Our average interest-bearing liabilities decreased by 5.5% to $885.8 million for 2014, compared with $937.4 million for 2013. Our total interest expense decreased by 12.1% to $9.8 million for 2014, compared with $11.1 million during 2013, due primarily to lower interest rates paid on and lower volume of certificates of deposit. Our average volume of certificates of deposit decreased 10.2% to $632.0 million for 2014, compared with $704.0 million for 2013. The average interest rate paid on certificates of deposit decreased to 1.29% for 2014, compared with 1.35% for 2013, as the result of continued re-pricing of certificates of deposit at maturity to lower interest rates. Our average volume of NOW and money market deposit accounts increased 16.1% to $179.7 million for 2014, compared with $154.8 million for 2013. The average interest rate paid on NOW and money market deposit accounts increased to 0.36% for 2014, compared with 0.35% for 2013.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$562,829	$27,654	4.91%	$696,785	$32,591	4.68%
Commercial	60,419	3,002	4.97	50,990	2,772	5.44
Consumer	12,786	1,087	8.50	16,982	1,402	8.26
Agriculture	25,806	1,321	5.12	22,639	1,229	5.43
Other	602	26	4.32	780	21	2.69
U.S. Treasury and agencies	32,459	755	2.33	23,685	546	2.31
Mortgage-backed securities	114,103	2,780	2.44	83,160	1,552	1.87
State and political subdivision securities (3)	30,428	936	4.73	30,292	933	4.74
State and political subdivision securities	24,873	757	3.04	24,861	787	3.17
Corporate bonds	18,041	607	3.36	20,864	745	3.57
FHLB stock	7,760	337	4.34	10,072	421	4.18
Other debt securities	572	46	8.04	572	46	8.04
Other equity securities	21	—	—	744	30	4.03
Federal funds sold	1,502	2	0.13	2,640	3	0.11
Interest-bearing deposits in other financial institutions	86,986	203	0.23	65,076	150	0.23

Total interest-earning assets	979,187	39,513	4.09%	1,050,142	43,228	4.16%
Less: Allowance for loan losses	(25,390)			(40,343)
Non-interest-earning assets	95,435			88,601

Total assets	$1,049,232			$1,098,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$632,020	$8,125	1.29%	$703,982	$9,482	1.35%
NOW and money market deposits	179,698	653	0.36	154,759	541	0.35
Savings accounts	36,803	89	0.24	39,158	114	0.29
Federal funds purchased and repurchase agreements	2,255	3	0.13	3,113	6	0.19
FHLB advances	4,473	124	2.77	4,990	157	3.15
Junior subordinated debentures	30,508	801	2.63	31,404	843	2.68

Total interest-bearing liabilities	885,757	9,795	1.11%	937,406	11,143	1.19%
Non-interest-bearing liabilities
Non-interest-bearing deposits	113,150			106,153
Other liabilities	16,444			12,210

Total liabilities	1,015,351			1,055,769
Stockholders’ equity	33,881			42,631

Total liabilities and stockholders’ equity	$1,049,232			$1,098,400

Net interest income		$29,718			$32,085

Net interest spread			2.98%			2.97%

Net interest margin			3.09%			3.10%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.55%			112.03%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $63.1 million and $107.3 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2013			2012
	Average Balance	Interest Earned/ Paid	Average Yield/ Cost	Average Balance	Interest Earned/ Paid	Average Yield/ Cost
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

	Year Ended December 31, 2014 vs. 2013			Year Ended December 31, 2013 vs. 2012
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$1,316	$(6,241)	$(4,925)	$(2,935)	$(11,967)	$(14,902)
U.S. Treasury and agencies	5	204	209	(35)	382	347
Mortgage-backed securities	554	674	1,228	93	(528)	(435)
State and political subdivision securities	(32)	5	(27)	(81)	351	270
Corporate bonds	(41)	(97)	(138)	(206)	469	263
FHLB stock	16	(100)	(84)	(26)	—	(26)
Other equity securities	(15)	(15)	(30)	(2)	(25)	(27)
Federal funds sold	0	(1)	(1)	1	—	1
Interest-bearing deposits in other financial institutions	1	52	53	1	7	8

Total increase (decrease) in interest income	1,804	(5,519)	(3,715)	(3,190)	(11,311)	(14,501)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(418)	(939)	(1,357)	(1,427)	(2,919)	(4,346)
NOW and money market accounts	22	90	112	(107)	7	(100)
Savings accounts	(18)	(7)	(25)	(42)	2	(40)
Federal funds purchased and repurchase agreements	(1)	(2)	(3)	(3)	2	(1)
FHLB advances	(18)	(15)	(33)	(8)	(42)	(50)
Junior subordinated debentures	(18)	(24)	(42)	(69)	(25)	(94)

Total increase (decrease) in interest expense	(451)	(897)	(1,348)	(1,656)	(2,975)	(4,631)

Increase (decrease) in net interest income	$2,255	$(4,622)	$(2,367)	$(1,534)	$(8,336)	$(9,870)

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Service charges on deposit accounts	$1,988	$2,058	$2,239
Income from fiduciary activities	—	517	1,177
Bank card interchange fees	765	718	727
Other real estate owned rental income	256	399	420
Net gain on sales of securities	92	723	3,236
Income from bank owned life insurance	276	534	312
Other	702	970	1,479

Total non-interest income	$4,079	$5,919	$9,590

Non-interest income decreased by $1.8 million to $4.1 million for 2014 compared with $5.9 million for 2013. This was due primarily to decreased gain on sales of investment securities of $631,000, or 87.3%, due to lower volume of sales. This decrease was also caused by a reduction in income from fiduciary activities as we transitioned away from providing trust services, including ESOP and employee benefit plan services throughout our markets in 2013.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Salary and employee benefits	$15,658	$15,501	$16,648
Other real estate owned expense	5,839	4,516	10,549
Occupancy and equipment	3,497	3,583	3,642
Loan collection expense	2,994	4,707	2,442
Professional fees	2,771	1,892	1,985
FDIC insurance	2,272	2,378	2,835
State franchise tax	1,445	1,944	2,174
Data processing expense	1,106	184	96
Communications	752	711	710
Postage and delivery	407	423	454
Insurance expense	575	648	373
Advertising	563	308	154
Other	1,556	2,095	2,230

Total non-interest expense	$39,435	$38,890	$44,292

Non-interest expense for the year ended December 31, 2014 of $39.4 million represented a 1.4% increase from $38.9 million for the same period last year. The increase in non-interest expense was attributable primarily to increases in OREO expenses, professional fees and data processing expenses, offset by decreases in loan collection expenses and state franchise tax. In late 2013, we began outsourcing out data processing functions, leading to an increase in expense year over year. Expenses related to OREO include:

	2014	2013
	(in thousands)
Net (gain) loss on sales	$(306)	$132
Provision to allowance for declining market values	4,255	2,466
Operating expense	1,890	1,918

Total	$5,839	$4,516

During 2014, we recorded approximately $4.3 million of provision to OREO allowance related to fair value writedowns resulting from declines in the fair value of the real estate based upon updated appraisals and reduced marketing prices. This compares with $2.5 million of provision related to new appraisals received for properties in the portfolio during 2013.

Loan collection expenses declined by $2.7 million, or 36.4%, but this improvement was offset by a $1.3 million increase in OREO expenses primarily as a result of fair value writedowns resulting from declines in the fair value of the real estate based upon updated appraisals and reduced marketing prices.

Non-interest Expense Comparison – 2013 to 2012

Non-interest expense for the year ended December 31, 2013 of $38.9 million represented a 12.2% decrease from $44.3 million for the same period last year. The decrease in non-interest expense was attributable primarily to decreased other real estate owned expense due to lower loss on sales of OREO and lower valuation write-downs. Expenses related to other real estate owned include:

	2013	2012
	(in thousands)
Net loss on sales	$132	$1,672
Provision to allowance	2,466	7,154
Operating expense	1,918	1,723

Total	$4,516	$10,549

During 2013, we recorded approximately $2.5 million of provision to OREO allowance related to new appraisals received for properties in the portfolio during the year. This compares with $7.2 million of provision related to new appraisals received for properties in the portfolio during 2012.

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

Income Tax Expense – No income tax expense was recorded for 2014 or 2013, with an income tax benefit of $1.6 million recorded for 2014. The December 31, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with the applicable accounting standards. Our deferred tax valuation allowance increased to $50.6 million at December 31, 2014. Our statutory federal tax rate was 35% in both 2014 and 2013. The effective tax rate for 2014 and 2013 is not meaningful due to the reduction of income tax benefit as the result of the establishment of the deferred tax valuation allowance.

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

Analysis of Financial Condition

Total assets at December 31, 2014 were $1.018 billion compared with $1.076 billion at December 31, 2013, a decrease of $58.1 million or 5.4%. This decrease was attributable primarily to a decrease of $75.6 million in net loans and a decrease in cash and cash equivalents of $31.0 million, which were offset by increases in investment securities of $26.1 million and OREO of $15.3 million. The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $15.9 million in loan charge-offs and the transfer of loan balances totaling $32.3 million to OREO.

The Bank’s total risk-based capital was $73.2 million at December 31, 2014. The Bank’s consent order with its primary regulators required its Board of Directors to adopt and implement a plan to reduce its construction and development loans to not more than 75% of total risk-based capital. These loans totaled $33.2 million, or 45% of total risk-based capital, at December 31, 2014. The consent order also required a plan to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk-based capital. These loans totaled $193.0 million, or 262% of total risk-based capital, at December 31, 2014.

Total assets at December 31, 2013 were $1.076 billion compared with $1.163 billion at December 31, 2012, a decrease of $86.5 million or 7.4%. This decrease was attributable primarily to a decrease of $189.8 million in loans. The decrease in loans was attributable to principal reductions by customers outpacing loan originations and advances, as well as $32.6 million in loan charge-offs and the transfer of loan balances totaling $20.6 million to OREO.

Loans Receivable – Loans receivable decreased $84.3 million, or 11.9%, during the year ended December 31, 2014, to $625.0 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $52.4 million, or 13.1%, during 2014 and comprised 55.5% of the total loan portfolio at December 31, 2014.

Loans receivable decreased $189.8 million, or 21.1%, during the year ended December 31, 2013, to $709.3 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $126.9 million, or 24.1%, during 2013, comprising 56.3% of the total loan portfolio at December 31, 2013.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in other commercial real estate below). Those loans totaled $71.1 million at December 31, 2014 and $98.5 million at December 31, 2013.

	As of December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$60,936	9.75%	$52,878	7.45%
Commercial Real Estate:
Construction	33,173	5.31	43,326	6.11
Farmland	77,419	12.39	71,189	10.04
Other	175,452	28.07	232,026	32.71
Residential Real Estate:
Multi-family	41,891	6.70	46,858	6.61
1-4 Family	197,278	31.56	228,505	32.21
Consumer	11,347	1.82	14,365	2.03
Agriculture	26,966	4.31	19,199	2.71
Other	537	0.09	980	0.13

Total loans	$624,999	100.0%	$709,326	100.00%

	As of December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$52,567	5.85%	$71,216	6.27%	$90,290	6.93%
Commercial Real Estate:
Construction	70,284	7.82	101,471	8.93	199,524	15.32
Farmland	80,825	8.99	90,958	8.01	85,523	6.56
Other	322,687	35.89	423,844	37.31	441,844	33.92
Residential Real Estate:
Multi-family	50,986	5.67	60,410	5.31	74,919	5.75
1-4 Family	278,273	30.95	337,350	29.70	353,418	27.13
Consumer	20,383	2.27	26,011	2.29	31,913	2.45
Agriculture	22,317	2.48	23,770	2.09	24,177	1.86
Other	770	0.08	993	0.09	1,060	0.08

Total loans	$899,092	100.00%	$1,136,023	100.00%	$1,302,668	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower was approximately $18.1 million at December 31, 2014.

At December 31, 2014, we had three loan relationships each with aggregate extensions of credit in excess of $10.0 million, all of which were classified as pass by the Bank’s internal loan review process. In 2013, we had four loan relationships each with aggregate extensions of credit in excess of $10.0 million. At December 31, 2013, two of the four relationships included loans that had been classified as substandard by the Bank’s internal loan review process. For further discussion of classified loans refer to the asset quality discussion in our “Allowance for Loan Losses” section.

Our real estate construction portfolio declined approximately $10.2 million from 2013 to 2014. This decrease was the result of construction projects being completed and sold to end users or refinanced under permanent financing arrangements and loans in this category being transferred to OREO through the normal progression of collection, workout, and ultimate disposition.

As of December 31, 2014, we had $7.0 million of loan participations purchased from, and $28.0 million of loan participations sold to, other banks. As of December 31, 2013, we had $7.2 million of loan participations purchased from, and $38.2 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth information at December 31, 2014, regarding the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2014
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$4,026	$19,549	$681	$24,256
Commercial Real Estate:
Construction	5,837	11,525	402	17,764
Farmland	10,065	15,968	6,257	32,290
Other	48,088	60,305	20,692	129,085
Residential Real Estate:
Multi-family	757	26,116	7,030	33,903
1-4 Family	19,607	83,563	45,301	148,471
Consumer	1,516	8,164	1,333	11,013
Agriculture	2,408	2,431	294	5,133
Other	74	206	237	517

Total fixed rate loans	$92,378	$227,827	$82,227	$402,432

Loans with floating rates:
Commercial	$11,602	$16,285	$8,793	$36,680
Commercial Real Estate:
Construction	4,266	10,563	580	15,409
Farmland	3,221	3,675	38,233	45,129
Other	2,680	22,444	21,243	46,367
Residential Real Estate:
Multi-family	46	6,218	1,724	7,988
1-4 Family	5,382	6,630	36,795	48,807
Consumer	176	109	49	334
Agriculture	8,177	13,560	96	21,833
Other	—	—	20	20

Total floating rate loans	$35,550	$79,484	$107,533	$222,567

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Pass	$461,126	$369,529	$437,886	$713,822	$984,636
Watch	68,200	144,316	177,419	143,247	130,335
Special Mention	4,189	5,865	34,700	48,922	18,988
Substandard	91,484	189,616	248,691	229,641	168,691
Doubtful	—	—	396	391	18

Total	$624,999	$709,326	$899,092	$1,136,023	$1,302,668

Our loans receivable decreased $84.3 million, or 11.9%, during the year ended December 31, 2014. All loan risk categories have decreased since December 31, 2013, with the exception of pass graded loans. The pass category increased approximately $91.6 million, the watch category declined approximately $76.2 million, the special mention category declined approximately $1.7 million, and the substandard category declined approximately $98.1 million. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter of 2014.

In December 2014, the Company identified and transferred certain substandard accruing loans to loans held for sale. The loans were transferred to held for sale at the lower of cost or fair value. The Company identified $10.7 million of loans to sell and recorded a $1.8 million charge to the allowance for loan losses to reduce the loan balances to the estimated fair value. Loans held for sale total $8.9 million at December 31, 2014, comprised of $6.0 million in commercial real estate, $1.9 million in 1-4 family residential real estate, and $1.0 million in multi-family real estate. These loans were not past due at December 31, 2014.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Past Due Loans:
30-59 Days	$3,960	$10,696	$38,219	$17,346	$20,956
60-89 Days	980	775	20,303	3,947	6,148
90 Days and Over	151	232	86	1,350	594

Total Loans Past Due 30-90+ Days	5,091	11,703	58,608	22,643	27,698
Nonaccrual Loans	47,175	101,767	94,517	92,020	59,799

Total Past Due and Nonaccrual Loans	$52,266	$113,470	$153,125	$114,663	$87,497

Loans past due 30-59 days decreased from $10.7 million at December 31, 2013 to $4.0 million at December 31, 2014, and loans past due 60-89 days increased from $775,000 at December 31, 2013 to $980,000 at December 31, 2014. This represents a $6.5 million decrease from December 31, 2013 to December 31, 2014, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Loans more than 90 days past due decreased $81,000, and nonaccrual loans decreased $54.6 million, respectively, from December 31, 2013 to December 31, 2014. The $47.2 million in non-performing loans at December 31, 2014, and $102.0 million at December 31, 2013, were primarily construction, land development, other land, commercial real estate, and residential real estate loans. Weakness in housing unit sales and loss of tenants or inability to lease vacant office and retail space placed inordinate stress on these borrowers and their ability to repay according to the contractual terms of the loans. As such, we have placed these credits on nonaccrual and have begun the appropriate collection actions to resolve them. Management believes it has established adequate loan loss reserves for these credits.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Past due 90 days or more still on accrual	$151	$232	$86	$1,350	$594
Loans on nonaccrual status	47,175	101,767	94,517	92,020	59,799

Total non-performing loans	47,326	101,999	94,603	93,370	60,393
Real estate acquired through foreclosure	46,197	30,892	43,671	41,449	67,635
Other repossessed assets	—	—	—	5	52

Total non-performing assets	$93,523	$132,891	$138,274	$134,824	$128,080

Non-performing loans to total loans	7.57%	14.38%	10.52%	8.22%	4.63%
Non-performing assets to total assets	9.19%	12.35%	11.89%	9.26%	7.43%
Allowance for non-performing loans	$1,253	$2,285	$13,250	$11,382	$7,977
Allowance for non-performing loans to non-performing loans	2.7%	2.2%	14.0%	12.2%	13.2%

Troubled Debt Restructuring – A troubled debt restructuring (TDR) occurs when the Company has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The majority of the Company’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Company has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

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

At December 31, 2014, we had 52 restructured loans totaling $42.5 million with borrowers who experienced deterioration in financial condition compared with 98 loans totaling $91.3 million at December 31, 2013. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these restructured loans for 2014, four loans totaling approximately $3.9 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also included $883,000 of commercial loans for 2014. At December 31, 2014, $22.0 million of TDRs were performing according to their modified terms.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Total non-performing loans	$47,326	$101,999	$94,603	$93,370	$60,393
TDRs on accrual	21,985	44,346	77,344	74,144	25,543

Total non-performing loans and TDRs on accrual	$69,311	$146,345	$171,947	$167,514	$85,936
Real estate acquired through foreclosure	46,197	30,892	43,671	41,449	67,635
Other repossessed assets	—	—	—	5	52

Total non-performing assets and TDRs on accrual	$115,508	$177,237	$215,618	$208,968	$153,623

Total non-performing loans and TDRs on accrual to total loans	11.09%	20.63%	19.12%	14.75%	6.60%
Total non-performing assets and TDRs on accrual to total assets	11.35%	16.47%	18.55%	14.36%	8.91%

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

At December 31, 2014 and 2013, TDRs totaled $42.5 million and $91.3 million, respectively. During the twelve months ended December 31, 2014, TDRs were reduced as a result of $17.1 million in payments, the transfer of $4.5 million to loans held for sale, and the transfer of $16.7 million to OREO. In addition, the TDR classification was removed from two loans that met the requirements discussed above in the second quarter of 2014. These two loans totaled $7.3 million at December 31, 2013. These loans are no longer evaluated individually for impairment.

If the borrower fails to perform, we place the loan on nonaccrual status and seek to liquidate the underlying collateral. Our nonaccrual policy for restructured loans is identical to our nonaccrual policy for all loans. Our policy calls for a loan to be reported as nonaccrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest is past due 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses. Upon determination that a loan is collateral dependent, the loan is charged down to the fair value of collateral less estimated costs to sell.

See Footnote 4, “Loans”, to the financial statements for additional disclosure related to troubled debt restructuring.

Interest income that would have been earned on non-performing loans was $3.3 million, $5.6 million, and $4.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. Interest income recognized on accruing non-performing loans was $785,000, $895,000, and $460,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures that result in specific allowance allocations for any estimated inherent risk of loss. For loans not individually evaluated, a general allowance allocation is computed using factors developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balances at beginning of period	$28,124	$56,680	$52,579	$34,285	$26,392

Loans charged-off:
Real estate	17,943	28,879	31,437	38,538	19,261
Commercial	1,099	2,828	3,784	4,197	2,675
Consumer	354	773	1,130	1,070	496
Agriculture	30	128	1,164	841	29

Total charge-offs	19,426	32,608	37,515	44,646	22,461

Recoveries:
Real estate	2,726	1,622	1,040	184	114
Commercial	614	1,212	129	69	28
Consumer	213	266	125	87	104
Agriculture	13	252	72	—	8

Total recoveries	3,566	3,352	1,366	340	254

Net charge-offs	15,860	29,256	36,149	44,306	22,207

Provision for loan losses	7,100	700	40,250	62,600	30,100

Balance at end of period	$19,364	$28,124	$56,680	$52,579	$34,285

Allowance for loan losses to period-end loans	3.10%	3.96%	6.30%	4.63%	2.63%
Net charge-offs to average loans	2.39%	3.71%	3.50%	3.56%	1.64%
Allowance for loan losses to non-performing loans	40.92%	27.57%	59.91%	56.31%	56.77%
Allowance for loan losses for loans individually evaluated for impairment	$752	$3,471	$21,034	$12,314	$5,119
Loans individually evaluated for impairment	71,993	149,883	188,808	150,727	71,726
Allowance for loan losses to loans individually evaluated for impairment	1.04%	2.32%	11.14%	8.17%	7.14%
Allowance for loan losses for loans collectively evaluated for impairment	$18,612	$24,653	$35,646	$40,265	$29,166
Loans collectively evaluated for impairment	553,006	559,443	710,284	985,296	1,230,942
Allowance for loan losses to loans collectively evaluated for impairment	3.37%	4.41%	5.02%	4.09%	2.37%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. Our loan loss reserve, as a percentage of total loans at December 31, 2014, decreased to 3.10% from 3.96% at December 31, 2013. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the decline in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 40.92% at December 31, 2014, compared with 27.57% at December 31, 2013. Net charge-offs in 2014 totaled $15.9 million of which $13.7 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands)
Commercial	$485	$1,616	$3,655
Commercial Real Estate	11,878	20,045	21,531
Residential Real Estate	3,339	7,212	8,866
Consumer	167	507	1,005
Agriculture	17	(124)	1,092
Other	(26)	—	—

Total net charge-offs	$15,860	$29,256	$36,149

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

Generally, all loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10, “Impairment of a Loan.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve or charged-off if the loan is deemed collateral dependent. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

The allowance for loan losses represents management’s estimate of the amount necessary to provide for probable losses in the loan portfolio in the normal course of business. Due to the uncertainty of risks in the loan portfolio, management’s judgment of the amount of the allowance necessary to absorb loan losses is approximate. The allowance for loan losses is also subject to regulatory examinations and may be adjusted in response to a determination by the regulatory agencies as to its adequacy in comparison with peer institutions.

We make specific allowances for each impaired loan based on its type and risk classification as discussed above. At year-end 2014, our allowance for loan losses to total non-performing loans increased to 40.9% from 27.6% at year-end 2013. It is important to look more closely at this ratio as a significant portion of our impaired loans are collateral dependent and have been charged down to the estimated fair value of the underlying collateral less cost to sell. Please see the next table for comparison and disclosure of our recorded investment less allocated allowance relative to the unpaid principal balance. We have assessed these impaired loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of December 31, 2014 and 2013.

	December 31, 2014		December 31, 2013
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$65,899	$24,633	$116,740	$56,665
Prior charge-offs	(17,758)	(3,249)	(22,410)	(7,153)

Recorded investment	48,141	21,384	94,330	49,512
Allocated allowance	(491)	(227)	(2,345)	(827)

Recorded investment, less allocated allowance	$47,650	$21,157	$91,985	$48,685

Recorded investment, less allocated allowance/ Unpaid principal balance	72.31%	85.89%	78.79%	85.92%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments are significantly below the unpaid principal balance for the loans. Consideration of the recorded investment and allocated allowance further indicated, we are at 72.31% and 85.89% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at December 31, 2014.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	December 31, 2014			December 31, 2013
	Loans	Allowance	% to Total	Loans	Allowance	% to Total
	(dollars in thousands)
Commercial	$58,914	$2,013	3.42%	$47,883	$2,931	6.12%
Commercial real estate	237,903	10,440	4.39	252,211	14,069	5.58
Residential real estate	217,785	5,560	2.55	225,851	6,935	3.07
Consumer	11,286	273	2.42	14,272	407	2.85
Agriculture	26,703	319	1.19	18,877	305	1.62
Other	415	7	1.69	349	6	1.72

Total	$553,006	$18,612	3.37%	$559,443	$24,653	4.41%

Loans collectively evaluated for impairment and the related allowance for loan losses trended downward from 4.41% at December 31, 2013 to 3.37% at December 31, 2014 as a result of declining historical charge-off levels and improving trends in loan category risk ratings. The residential real estate segment constitutes approximately 39% of total loans collectively evaluated for impairment. The related allowance for the residential real estate segment trended downward from 3.07% at December 31, 2013 to 2.55% at December 31, 2014 as our net charge-offs declined from approximately $7.2 million in 2013 to $3.3 million in 2014. The commercial real estate segment constitutes approximately 43% of total loans collectively evaluated for impairment. The related allowance for the commercial real estate segment trended downward from 5.58% at December 31, 2013 to 4.39% at December 31, 2014. This is consistent with our net charge-off experience in the commercial real estate segment of the portfolio which totaled approximately $20.0 million in 2013 and $11.9 million in 2014. The decreasing allowance also reflects improving past due trends, nonaccrual trends, and loan classification trends within the portfolio.

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

This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We decreased the allowance for loan losses as a percentage of loans outstanding to 3.10% at December 31, 2014 from 3.96% at December 31, 2013. This decline is the result of declining historical charge-off levels and improving trends in loan category risk ratings. The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

As of December 31, 2014, we had $91.5 million of loans classified as substandard, $4.2 million classified as special mention and none classified as doubtful or loss. This compares with $189.6 million of loans classified as substandard, $5.9 million classified as special mention and none classified as doubtful or loss as of December 31, 2013. The $98.1 million decrease in loans classified as substandard was primarily driven by $40.7 in principal payments received, $30.6 in migration to OREO, and $19.1 in charge-offs. In addition, the Company transferred $8.9 million in substandard accruing loans to loans held for sale in December 2014. Substandard loans are primarily concentrated in the commercial real estate portfolio. As of December 31, 2014, we had allocations of $4.0 million in the allowance for loan losses related to these substandard loans. This compares to allocations of $12.5 million in the allowance for loan losses related to substandard loans at December 31, 2013.

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

	As of December 31,
	2014		2013
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$2,046	9.75%	$3,221	7.45%
Commercial Real Estate:
Construction	739	5.31	2,149	6.11
Farmland	1,094	12.39	1,623	10.04
Other	9,098	28.07	12,642	32.71
Residential Real Estate:
Multi-family	886	6.70	1,449	6.61
1-4 Family	4,901	31.56	6,313	32.21
Consumer	274	1.82	416	2.03
Agriculture	319	4.31	305	2.71
Other	7	0.09	6	0.13

Total	$19,364	100.0%	$28,124	100.00%

	As of December 31,
	2012		2011		2010
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)
Commercial	$4,402	5.85%	$4,207	6.27%	$2,147	6.93%
Commercial Real Estate:
Construction	5,989	7.82	13,920	8.93	11,164	15.32
Farmland	2,600	8.99	2,023	8.01	702	6.56
Other	26,179	35.89	17,081	37.31	12,209	33.92
Residential Real Estate:
Multi-family	2,464	5.67	1,797	5.31	517	5.75
1-4 Family	13,771	30.95	12,420	29.70	6,707	27.13
Consumer	857	2.27	792	2.29	701	2.45
Agriculture	403	2.48	325	2.09	134	1.86
Other	15	0.08	14	0.09	4	0.08
Unallocated	—	—	—	—	—	—

Total	$56,680	100.0%	$52,579	100.0%	$34,285	100.00%

Provision for Loan Losses – Provision expense of $7.1 million was recorded for the year ended December 31, 2014, compared with $700,000 for 2013 and $40.3 million for 2012. The total allowance for loan losses was $19.4 million, or 3.10% of total loans, at December 31, 2014, compared with $28.1 million, or 3.96% of total loans, at December 31, 2013, and $56.7 million, or 6.30% of total loans, at December 31, 2012. The decreased allowance is consistent with the decrease in our classified loans of $175.9 million from December 31, 2013 to December 31, 2014 and loan charge-off trends. Net charge-offs were $15.9 million for the year ended December 31, 2014, compared with $29.3 million for 2013 and $36.1 million for 2012. Charge-offs for 2014 were concentrated in the loans secured by real estate category of the portfolio. Real estate net charge-offs represent 95.95% of our net charge-offs for 2014. These net charge-offs consisted of $10.9 million of commercial real estate loans, $3.3 million of residential real estate loans, and $1.0 million of construction and land development loans. During the first quarter of 2014, management instituted a new risk category within its pass classification. The purpose was to better identify certain loans where the borrower’s sustained satisfactory repayment history was deemed a more relevant predictor of future loss than certain underwriting criteria at origination. The establishment of this new pass risk category helps to ensure the watch risk category remains transitory and event driven in nature. A total of $24.2 million in commercial, $8.5 million in residential, and $2.2 million in agriculture loans were reclassified from watch to the new pass risk category during the first quarter. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at December 31, 2014 were $46.2 million compared with $30.9 million at December 31, 2013. See Footnote 6, “Other Real Estate Owned”, to the financial statements. During 2014, we acquired $32.3 million of OREO properties and sold properties totaling approximately $13.1 million. We value foreclosed properties at fair value less estimated cost to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

OREO is recorded at fair market value less estimated cost to sell at time of acquisition. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are recorded.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2014	2013	2012
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$18,325	$19,049	$22,323
Farmland	654	690	602
Other	14,525	4,888	15,175
Residential Real Estate:
Multi-family	4,875	246	195
1-4 Family	7,818	6,019	5,376

	$46,197	$30,892	$43,671

Net activity relating to other real estate owned during the years indicated is as follows:

	2014	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671	$41,449
Real estate acquired	32,338	20,606	33,528
Valuation adjustments for declining market values	(4,255)	(2,466)	(7,154)
Improvements	—	—	1
Net gain (loss) on sale	306	(132)	(1,672)
Proceeds from sale of properties	(13,084)	(30,787)	(22,481)

OREO as of December 31	$46,197	$30,892	$43,671

Net loss on sales, write-downs, and operating expenses for OREO totaled $5.8 million for the year ended December 31, 2014, compared with $4.5 million for the same period of 2013.

During the year ended December 31, 2014, fair value write-downs of $4.3 million were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $2.5 million for the year ended December 31, 2013. We were successful in selling OREO totaling $13.1 million and $30.9 million during 2014 and 2013, respectively. We continue to have an elevated level of real estate secured non-performing loans. We expect to resolve a significant level of these non-performing loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $26.2 million, or 12.6%, to $233.1 million at December 31, 2014, compared with $207.0 million at December 31, 2013.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$35,725	$308	$(590)	$35,443	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed:
residential	121,985	1,970	(357)	123,598	102,435	458	(1,950)	100,943
State and municipal	11,690	722	(8)	12,404	12,965	608	(28)	13,545
Corporate	18,087	853	(252)	18,688	18,002	769	(610)	18,161
Other debt	572	86	—	658	572	60	—	632
Equity	—	—	—	—	135	62	—	197

Total available for sale	$188,059	$3,939	$(1,207)	$190,791	$165,135	$2,241	$(4,032)	$163,344

Securities held to maturity
State and municipal	$42,325	$2,173	$—	$44,498	$43,612	$3	$(668)	$42,947

Total held to maturity	$42,325	$2,173	$—	$44,498	$43,612	$3	$(668)	$42,947

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2014:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$90	5.27%	$979	1.92%	$14,673	2.44%	$19,701	2.21%	$35,443	2.30%
Agency mortgage-backed:
residential	—	—	212	5.18	1,870	2.54	121,516	2.47	123,598	2.48
State and municipal	1,235	5.44	2,075	5.00	8,711	5.05	383	6.19	12,404	5.12
Corporate bonds	—	—	5,533	5.77	1,131	5.14	12,024	2.18	18,688	3.35
Other debt	—	—	—	—	—	—	658	6.50	658	6.50

Total available for sale	$1,325	5.43%	$8,799	5.11%	$26,385	3.39%	$154,282	2.44%	$190,791	2.70%

The following table sets forth the contractual maturities, amortized cost and weighted-average yields for our held to maturity securities held at December 31, 2014:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
State and municipal	$—	—%	$446	1.76%	$24,984	3.63%	$19,068	4.52%	$44,498	4.00%

Total held to maturity	$—	—%	$446	1.76%	$24,984	3.63%	$19,068	4.52%	$44,498	4.00%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2014, 98.3% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 23.7 years.

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

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2014, total deposits decreased $60.9 million compared with 2013. During 2013, total deposits decreased $77.4 million compared with 2012. The decrease in deposits for 2014 and 2013 was primarily in certificates of deposit balances.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$113,150		$106,153		$113,325
Interest Checking	83,504	0.15%	84,917	0.23%	89,820	0.37%
Money Market	96,194	0.55	69,842	0.50	63,212	0.49
Savings	36,803	0.24	39,158	0.29	38,665	0.40
Certificates of Deposit	632,020	1.29	703,982	1.35	912,061	1.52

Total Deposits	$961,671		$1,004,052		$1,217,083

Weighted Average Rate		0.92%		1.01%		1.20%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2014		2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$354,250	1.22%	$405,758	1.28%	$478,502	1.40%
$100,000 or more	277,770	1.37	298,224	1.44	433,559	1.64

Total	$632,020	1.29%	$703,982	1.35%	$912,061	1.52%

The following table shows at December 31, 2014 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$50,811
Three months through six months	41,836
Six months through twelve months	93,658
Over twelve months	66,767

Total	$253,072

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, and substantially all of our first mortgage residential loans. At December 31, 2014, we had $15.8 million in advances outstanding from the FHLB and the capacity to increase our borrowings an additional $13.0 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2014	2013	2012
	(dollars in thousands)
Average balance outstanding	$4,473	$4,990	$6,325
Maximum amount outstanding at any month-end during the period	16,940	5,517	7,015
End of period balance	15,752	4,492	5,604
Weighted average interest rate:
At end of period	1.02%	3.07%	3.21%
During the period	2.77%	3.15%	3.27%

Subordinated Capital Note – At December 31, 2014, the Bank had a subordinated capital note outstanding in the amount of $5.0 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Interest only was due quarterly through September 30, 2010, at which time quarterly principal payments of $225,000 plus interest commenced. The note matures July 1, 2020. At December 31, 2014, the interest rate on this note was 3.24%.

Junior Subordinated Debentures – At December 31, 2014, we had four issues of junior subordinated debentures outstanding totaling $25.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	End of 20 Quarter Deferral Period (1)	Interest Rate (2)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)			(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	9/19/2016	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	9/18/2016	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	14,000	12/14/2006	9/1/2016	3-month LIBOR + 1.67%	14,434	3/1/2037
Ascencia Statutory Trust I	3,000	2/13/2004	9/19/2016	3-month LIBOR + 2.85%	3,093	2/13/2034

	$25,000				$25,775

(1)	Accrued and unpaid interest totaled $2.2 million at December 31, 2014.
(2)	As of December 31, 2014, the 3-month LIBOR was 0.26%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures, which mature February 13, 2034, April 15, 2034, and March 1, 2037, are redeemable before the maturity date at our option at their principal amount plus accrued interest.

We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. After such period, we must pay all deferred interest or we will be in default. Effective with the fourth quarter of 2011, we began deferring interest payments on our junior subordinated debentures. The deferral period ends September 30, 2016 at which time we will be required to pay all accrued interest or be in default.

Deferring interest payments on our junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. We are prohibited from paying cash dividends on our preferred and common shares until such time as we have paid all deferred distributions on our trust preferred securities.

The trust preferred securities issued by our subsidiary trusts are currently included in our Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. The new quantitative limits were effective March 31, 2011. As of December 31, 2014, the Company’s trust preferred securities totaled 25% of its Tier 1 capital and 49% of its Tier 2 capital.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year before maturity.

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, brokered deposits and other wholesale funding. Historically, we have utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At December 31, 2014, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2014, we had an unused borrowing capacity with the FHLB of $13.0 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The listing requirement also increases the level of collateral required for borrowings.

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

We have used cash to pay dividends on common shares, if and when declared by the Board of Directors, and to service debt. The Company’s main sources of funding include dividends paid by the Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, the Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. Liquid assets decreased from $20.3 million at December 31, 2010 to $1.9 million at December 31, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2014, are needed to cover ongoing operating expenses of the parent company which are forecasted at $1.0 million for 2015. Parent company liquidity could be improved through a sale of common or preferred shares. See the “Supervision-Porter Bancorp-Dividends” section of Item 1. “Business” and the “Dividends” section of Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Annual Report on Form 10-K.

Capital

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. Therefore, we will not be able to pay cash dividends on our common shares until such time that we have paid all deferred distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters (through September 30, 2016), we must pay all deferred interest or we will be in default. At December 31, 2014, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.2 million.

Stockholders’ equity decreased $2.5 million to $33.5 million at December 31, 2014, compared with $35.9 million at December 31, 2013. The decrease was due to the current year net loss, offset by the conversion of a $7.4 million dividend liability into stockholders’ equity in the exchange transaction and an increase in the fair value of our securities portfolio of $3.1 million.

In 2010, we completed a $32.0 million private placement to accredited investors. In the transactions involved, the Company issued (i) 2,465,569 common shares, (ii) 317,042 Series C Preferred Shares and (iii) warrants to purchase 1,163,045 non-voting common shares at a price of $11.50 per share.

The Series C Preferred Shares had no voting rights (except when required by law), had a liquidation preference over our common shares, and dividend rights equivalent to our common shares. Each Series C Preferred Share would have automatically converted into 1.05 common shares if transferred by the holder in certain transactions in accordance with the policy of the Federal Reserve.

On November 21, 2008, we issued to the UST 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 of our common shares for $15.88 per share for aggregate consideration of $35.0 million.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

In the exchange transaction, we issued 1,821,428 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 4,053,600 common shares and 6,458,000 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. During 2015, the amount available to be paid by the Bank to the Company would be equal to 2015 earnings to date. However, the Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. See Item 1. Business – Supervision and Regulation – Porter Bancorp – Capital Adequacy Requirements and PBI Bank – Capital Requirements. In addition, the Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to average assets (“leverage ratio”) of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at December 31, 2014:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank
Tier 1 Capital	4.0%	6.0%	N/A	6.70%	8.59%
Total risk-based capital	8.0	10.0	12.0%	10.61	10.57
Tier 1 leverage ratio	4.0	5.0	9.0	4.51	5.78

At December 31, 2014, the Bank’s Tier 1 leverage ratio was 5.78% and its total risk-based capital ratio was 10.57%, which are both below the 9% minimum leverage ratio and the 12% minimum risk-based capital ratio required by the Consent Order shown in the table above. Bank regulatory agencies can exercise discretion when an institution does not maintain minimum capital levels or meet the other terms of a consent order. The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$22,755	$18,622	$5,484	$21,409	$68,270
Standby letters of credit	2,320	—	—	—	2,320

Total	$25,075	$18,622	$5,484	$21,409	$70,590

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2014:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$416,486	$107,684	$50,509	$2	$574,681
FHLB borrowing (1)	12,709	1,166	451	1,426	15,752
Subordinated capital note	900	1,800	1,800	450	4,950
Junior subordinated debentures	—	—	—	25,000	25,000

Total	$430,095	$110,650	$52,760	$26,878	$620,383

(1)	Fixed rate mortgage-matched borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2015 through 2033, averaging 1.02%.

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

Our interest sensitivity profile was liability sensitive at December 31, 2014 and asset sensitive at December 31, 2013. Given an instantaneous 100 basis point increase in interest rates our base net interest income would decrease by an estimated 3.2% at December 31, 2014 compared with an increase of 2.5% at December 31, 2013.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2014, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,613)	(5.86)%
+ 100 basis points	(868)	(3.15)

We did not run a model simulation for declining interest rates as of December 31, 2014, because the Federal Reserve’s federal funds target rate currently stands between 0.00% to 0.25%. Therefore, further short-term rate reductions are not practical. As we implement strategies to mitigate the risk of rising interest rates in the future, these strategies will lessen our forecasted “base case” net interest income in the event of no interest rate changes.

Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, decay rates and prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)
Assets:
Federal funds sold and short-term investments	$66,011	$—	$—	$—	$—	$—	$66,011
Investment securities	30,635	6,784	16,669	85,795	85,718	7,515	233,116
FHLB stock	7,323	—	—	—	—	—	7,323
Loans held for sale	8,926	—	—	—	—	—	8,926
Loans, net of allowance	226,686	62,466	94,296	174,686	66,865	(19,364)	605,635
Fixed and other assets	—	—	—	—	—	96,978	96,978

Total assets	$339,581	$69,250	$110,965	$260,481	$152,583	$85,129	$1,017,989

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$237,250	$—	$—	$—	$—	$—	$237,250
Certificates of deposit	116,909	101,885	195,412	159,576	899	—	574,681
Borrowed funds	43,471	182	368	2,286	736	—	47,043
Other liabilities	—	—	—	—	—	125,550	125,550
Stockholders’ equity	—	—	—	—	—	33,465	33,465

Total liabilities and stockholders’ equity	$397,630	$102,067	$195,780	$161,862	$1,635	$159,015	$1,017,989

Period gap	$(58,049)	$(32,817)	$(84,815)	$98,619	$150,948

Cumulative gap	$(58,049)	$(90,866)	$(175,681)	$(77,062)	$73,886

Period gap to total assets	(5.70)%	(3.22)%	(8.33)%	9.69%	14.83%

Cumulative gap to total assets	(5.70)%	(8.93)%	(17.26)%	(7.57)%	7.26%

Cumulative interest-earning assets to cumulative interest-bearing liabilities	85.40%	81.82%	74.74%	91.01%	108.60%

Our one-year cumulative gap position as of December 31, 2014 was negative $ 175.7 million or 17.3% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 1992 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria. See “Item 9A. Controls and Procedures” for further discussion of the material weakness related to controls over the initial recording of an other real estate owned transaction at fair value less cost to sell. This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ John T. Taylor	/s/ Phillip W. Barnhouse
John T. Taylor Chief Executive Officer	Phillip W. Barnhouse Chief Financial Officer

March 30, 2015

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2014, 2013 and 2012, largely as a result of asset impairments resulting from the re-evaluation of fair value and ongoing operating expenses related to the high volume of other real estate owned and non-performing loans. In addition, the Company’s bank subsidiary is not in compliance with a regulatory enforcement order issued by its primary federal regulator requiring, among other things, increased minimum regulatory capital ratios as well as being involved in various legal proceedings in which the Company disputes material factual allegations against the Company. Additional losses, adverse outcomes from legal proceedings or the continued inability to comply with the regulatory enforcement order may result in additional adverse regulatory action. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Crowe Horwath, LLP

Louisville, Kentucky

March 30, 2015

PORTER BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2014	2013
Assets
Cash and due from banks	$14,169	$7,465
Interest bearing deposits in banks	66,011	103,669

Cash and cash equivalents	80,180	111,134
Securities available for sale	190,791	163,344
Securities held to maturity (fair value of $44,498 and $42,947, respectively)	42,325	43,612
Loans held for sale	8,926	149
Loans, net of allowance of $19,364 and $28,124, respectively	605,635	681,202
Premises and equipment	19,507	19,983
Other real estate owned	46,197	30,892
Federal Home Loan Bank stock	7,323	10,072
Bank owned life insurance	9,167	8,911
Accrued interest receivable and other assets	7,938	6,822

Total assets	$1,017,989	$1,076,121

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$114,910	$107,486
Interest bearing	811,931	880,219

Total deposits	926,841	987,705
Repurchase agreements	1,341	2,470
Federal Home Loan Bank advances	15,752	4,492
Accrued interest payable and other liabilities	10,640	14,673
Subordinated capital note	4,950	5,850
Junior subordinated debentures	25,000	25,000

Total liabilities	984,524	1,040,190
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par
Series A - 0 and 35,000 issued and outstanding; Liquidation preference of $0 and $35 million, respectively	—	35,000
Series B - 40,536 and 0 issued and outstanding, respectively	2,229	—
Series C - 0 and 317,042 issued and outstanding; Liquidation preference of $0 and $3.6 million, respectively	—	3,283
Series D - 64,580 and 0 issued and outstanding, respectively	3,552	—
Series E - 6,198 and 0 issued and outstanding; Liquidation preference of $6.2 million and $0, respectively	1,644	—
Series F - 4,304 and 0 issued and outstanding; Liquidation preference of $4.3 million and $0, respectively	1,127	—

Total preferred stockholders’ equity	8,552	38,283

Common stock, no par, 86,000,000 shares authorized, 14,890,514 and 12,840,999 shares issued and outstanding, respectively	113,238	112,236
Additional paid-in capital	21,442	20,887
Retained deficit	(107,595)	(130,182)
Accumulated other comprehensive income (loss)	(2,172)	(5,293)

Total common stockholders’ equity (deficit)	24,913	(2,352)

Total stockholders’ equity	33,465	35,931

Total liabilities and stockholders’ equity	$1,017,989	$1,076,121

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2014	2013	2012
Interest income
Loans, including fees	$33,090	$38,015	$52,918
Taxable securities	4,945	3,706	3,333
Tax exempt securities	936	933	887
Federal funds sold and other	542	574	591

	39,513	43,228	57,729

Interest expense
Deposits	8,867	10,137	14,623
Federal Home Loan Bank advances	124	157	207
Junior subordinated debentures	612	622	671
Subordinated capital note	189	221	266
Federal funds purchased and other	3	6	7

	9,795	11,143	15,774

Net interest income	29,718	32,085	41,955
Provision for loan losses	7,100	700	40,250

Net interest income after provision for loan losses	22,618	31,385	1,705
Non-interest income
Service charges on deposit accounts	1,988	2,058	2,239
Bank card interchange fees	765	718	727
Income from bank owned life insurance	276	534	312
Other real estate owned rental income	256	399	420
Net gain on sales of securities	92	723	3,236
Income from fiduciary activities	—	517	1,177
Other	702	970	1,479

	4,079	5,919	9,590

Non-interest expense
Salaries and employee benefits	15,658	15,501	16,648
Occupancy and equipment	3,497	3,583	3,642
Loan collection expense	2,994	4,707	2,442
Other real estate owned expense	5,839	4,516	10,549
FDIC insurance	2,272	2,378	2,835
State franchise and deposit tax	1,445	1,944	2,174
Professional fees	2,771	1,892	1,985
Communications	752	711	710
Insurance expense	575	648	373
Postage and delivery	407	423	454
Data processing expense	1,106	184	96
Advertising	563	308	154
Other	1,556	2,095	2,230

	39,435	38,890	44,292

Loss before income taxes	(12,738)	(1,586)	(32,997)
Income tax expense (benefit)	(1,583)	—	(65)

Net loss	(11,155)	(1,586)	(32,932)
Less:
Dividends and accretion on preferred stock	2,362	2,079	1,929
Effect of exchange of preferred stock for common stock	(36,104)	—	—
Earnings (loss) allocated to participating securities	3,159	(267)	(1,429)

Net income (loss) attributable to common shareholders	$19,428	$(3,398)	$(33,432)

Basic and diluted income (loss) per common share	$1.59	$(0.29)	$(2.85)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,

(in thousands)

	2014	2013	2012
Net loss	$(11,155)	$(1,586)	$(32,932)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	4,612	(9,081)	(4,335)
Reclassification of amount realized through sales	92	723	3,236

Net unrealized gain/(loss) recognized in comprehensive income	4,704	(8,358)	(1,099)
Tax effect	(1,583)	—	—

Other comprehensive income (loss)	3,121	(8,358)	(1,099)

Comprehensive loss	$(8,034)	$(9,944)	$(34,031)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
		Preferred							Preferred						Common
	Common	Series A	Series B	Series C	Series D	Series E	Series F	Common	Series A	Series B	Series C	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income(Loss)	Total
Balances, December 31, 2011	11,824,472	35,000	—	317,042	—	—	—	$112,236	$34,661	$—	$3,283	$—	$—	$—	$19,841	$(91,656)	$4,164	$82,529
Issuance of unvested stock	191,140	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(13,191)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	442	—	—	442
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32,932)	—	(32,932)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,099)	(1,099)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,750)	—	(1,750)
Accretion of Series A preferred stock discount	—	—	—	—	—	—	—	—	179	—	—	—	—	—	—	(179)	—	—

Balances, December 31, 2012	12,002,421	35,000	—	317,042	—	—	—	$112,236	$34,840	$—	$3,283	$—	$—	$—	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	875,569	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(36,991)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	604	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,586)	—	(1,586)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,358)	(8,358)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,919)	—	(1,919)
Accretion of Series A preferred stock discount	—	—	—	—	—	—	—	—	160	—	—	—	—	—	—	(160)	—	—

Balances, December 31, 2013	12,840,999	35,000	—	317,042	—	—	—	$112,236	$35,000	$—	$3,283	$—	$—	$—	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	288,888	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(60,801)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,155)	—	(11,155)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,121	3,121
Effect of exchange of preferred stock for common stock	1,821,428	(35,000)	40,536	(317,042)	64,580	6,198	4,304	1,002	(35,000)	2,229	(3,283)	3,552	1,644	1,127	—	36,104	—	7,375
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,362)	—	(2,362)

Balances, December 31, 2014	14,890,514	—	40,536	—	64,580	6,198	4,304	$113,238	$—	$2,229	$—	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2014	2013	2012
Cash flows from operating activities
Net loss	$(11,155)	$(1,586)	$(32,932)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,738	2,017	2,288
Provision for loan losses	7,100	700	40,250
Net amortization on securities	1,614	2,132	3,335
Stock-based compensation expense	555	604	442
Tax benefit from OCI components	(1,583)	—	—
Net gain on sales of loans originated for sale	(53)	(87)	(338)
Loans originated for sale	(2,528)	(4,035)	(16,365)
Proceeds from sales of loans originated for sale	2,730	4,469	16,827
Net (gain) loss on sales of other real estate owned	(306)	132	1,672
Net write-down of other real estate owned	4,255	2,466	7,154
Net realized gain on sales of investment securities	(92)	(723)	(3,236)
Earnings on bank owned life insurance, net of premium expense	(256)	(513)	(292)
Net change in accrued interest receivable and other assets	(1,574)	1,364	16,150
Net change in accrued interest payable and other liabilities	980	2,585	791

Net cash from operating activities	1,425	9,525	35,746

Cash flows from investing activities
Purchases of available for sale securities	(45,803)	(72,814)	(162,840)
Sales of available for sale securities	6,251	8,061	93,199
Maturities and prepayments of available for sale securities	15,573	26,506	48,800
Calls of held to maturity securities	1,000	—	—
Proceeds from mandatory redemption of Federal Home Loan Bank stock	2,749	—	—
Proceeds from sale of other real estate owned	13,084	30,772	21,940
Improvements to other real estate owned	—	—	(1)
Loan originations and payments, net	26,923	139,548	167,272
Purchases of premises and equipment, net	(523)	(281)	(511)

Net cash from investing activities	19,254	131,792	167,859

Cash flows from financing activities
Net change in deposits	(60,864)	(77,354)	(258,704)
Net change in repurchase agreements	(1,129)	(164)	896
Repayment of Federal Home Loan Bank advances	(23,765)	(1,112)	(1,512)
Advances from Federal Home Loan Bank	35,025	—	—
Repayment of subordinated capital note	(900)	(1,125)	(675)

Net cash from financing activities	(51,633)	(79,755)	(259,995)

Net change in cash and cash equivalents	(30,954)	61,562	(56,390)
Beginning cash and cash equivalents	111,134	49,572	105,962

Ending cash and cash equivalents	$80,180	$111,134	$49,572

Supplemental cash flow information:
Interest paid	$9,475	$10,711	$15,402
Income taxes paid (refunded)	—	—	(12,726)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$32,338	$20,606	$33,528
Financed sales of other real estate owned	—	15	541
Transfer from available for sale to held to maturity securities	—	44,934	—
AOCI component of transfer from available for sale to held to maturity	—	(1,281)	—
Transfer of loans to loans held for sale at fair value	8,926	—	—
Effect of accrued and unpaid dividends on preferred stock redemption	7,375	—	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Porter Bancorp, Inc. (Company) and its subsidiary, PBI Bank (Bank). The Company owns a 100% interest in the Bank.

The Company provides financial services through its offices in Central Kentucky and Louisville. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, agricultural, and real estate loans. Substantially all loans are collateralized by specific items of collateral including business assets, commercial real estate, and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions and federal funds sold.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

Cash and Cash Equivalents – For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions as well as interest bearing deposits in banks that mature within one year and are carried at cost to be cash equivalents. The Bank is required to maintain average reserve balances with the Federal Reserve Bank of St. Louis.

Interest Bearing Deposits in Banks – Interest bearing deposits in banks mature within one year and are carried at cost. At December 31, 2014, approximately $9.8 million of interest bearing deposits in banks were pledged to a secure letter of credit issued by a third party for the benefit of the Bank.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale – Loans held for sale include residential mortgage loans originated for sale into the secondary market and loans transferred from held for investment. Held for investment loans that have been transferred to held for sale are carried at lower of cost or fair value. The credit component or any write down upon transfer to held for sale is reflected in charge-offs to the allowance for loan losses.

Residential mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

•

Commercial loans depend on the strength of the industries of the related borrowers and the success of their businesses. Commercial loans are advances for equipment purchases, or to provide working capital, or to meet other financing needs of business enterprises. These loans may be secured by accounts receivable, inventory, equipment or other business assets. Financial information is obtained from the borrowers to evaluate their ability to repay the loans.

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

•

Consumer loans depend on local economies. Consumer loans are generally secured by consumer assets, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

•

Agriculture loans depend on the industries tied to these loans and are generally secured by livestock, crops, and/or equipment, but may be unsecured. We evaluate the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios.

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

We analyze key relevant risk characteristics for each portfolio segment and have determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with our loan underwriting processes and procedures. In determining the allocated allowance, we utilize weighted average loss rates for the past three years most heavily weighting the current year. Commercial real estate qualitative adjustment considerations include due to trends in our markets for underlying collateral values and risks related to tenant rents and for economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values. Residential real estate loan considerations include macro factors such as unemployment rates, trends in vacancy rates, and home value trends. The commercial portfolio qualitative adjustments are related to industry concentrations and geographical market. Our agricultural, consumer, and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the more geographical areas where the collateral is located.

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

Stock-Based Compensation – Compensation cost is recognized for unvested stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Comprehensive Loss – Comprehensive loss consists of net income (loss) and other comprehensive loss. Other comprehensive loss includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Preferred Stock – In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

In the exchange transaction, we issued 1,821,428 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 4,053,600 common shares and 6,458,000 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share are net income (loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options and warrants. Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Earnings (Loss) Allocated to Participating Securities – Our issued and outstanding Series C Preferred Stock was automatically convertible into common stock at such time as the holder together with its affiliates beneficially owned less than 9.9% of the then outstanding common shares of the company. Our Series B and Series D mandatorily convertible preferred stock converted to common and nonvoting common shares after shareholder approval on February 25, 2015. We also have issued and outstanding unvested common shares to employees and directors through our stock incentive plan. Earnings (loss) are allocated to these participating securities based on their percentage of total issued and outstanding shares.

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

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 19 for more specific disclosure.)

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

For the year ended December 31, 2014, we reported a net loss of $11.2 million. This loss was attributable primarily to loan loss provision of $7.1 million, OREO expense of $5.8 million resulting from fair value write-downs driven by new appraisals and reduced marketing prices, and ongoing operating expense, along with $3.0 million in loan collection expenses. We also had lower net interest margin due to lower average loans outstanding, loans re-pricing at lower rates, and the level of non-performing loans in our portfolio. After deductions for dividends and accretion on preferred stock of $2.4 million, allocating losses to participating securities of $3.2 million, and the effect of the exchange of preferred stock for common stock of $36.1 million, net income attributable to common shareholders was $19.4 million for the year ended December 31, 2014, compared with a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013.

At December 31, 2014, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 24 – “Contingencies”.

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

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order was included in our Current Report on 8-K filed on June 30, 2011. In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a capital investment into the Bank sufficient to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan.

We expect to continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of December 31, 2014, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•	Increasing capital through a possible public offering or private placement of common stock to new and existing shareholders. We have engaged a financial advisor to assist our Board in this evaluation.

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

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $625.0 million at December 31, 2014.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at December 31, 2014, and have now been in compliance with the Consent Order for eleven quarters.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans Compliance with the Consent Order requires those loans represent less than 250% of total risk-based capital. These loans represented 262% of total risk-based capital at December 31, 2014, down from 284% at December 31, 2013.

•	Executing on our commitment to sell other real estate owned and reinvest in quality income producing assets.

•

The remediation process for loans secured by real estate has led the Bank to acquire significant levels of OREO since 2010. The Bank acquired $20.6 million, $33.5 million, $41.9 million, and $90.8 million during 2013, 2012, 2011, and 2010, respectively. For the year ended December 31, 2014, we acquired $32.3 million of OREO.

•

We have incurred significant losses in disposing of this real estate. We incurred losses totaling $2.6 million, $9.3 million, $42.8 million, and $13.9 million in 2013, 2012, 2011, and 2010, respectively, from sales at less than carrying values and fair value write-downs attributable to declines in appraisal valuations and changes in our pricing strategies. During the year ended December 31, 2014, we incurred OREO losses totaling $3.9 million comprised of $4.3 million in fair value write-downs from declining values as evidenced by new appraisals and reduced marketing prices in connection with our sales strategies, offset by $306,000 in net gain on sales of OREO.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $13.1 million during the year ended December 31, 2014 and $30.8 million, $22.5 million, $26.0 million and $25.0 million during the years ended December 31, 2013, 2012, 2011, and 2010, respectively.

•

At December 31, 2014, the OREO portfolio consisted of 40% construction, development, and land assets, compared to 62% at December 31, 2013. Commercial real estate represents 31% of the OREO portfolio at December 31, 2014 compared with 19% at December 31, 2013. 1-4 family residential properties represent 17% of the OREO portfolio at December 31, 2014 compared with 16% at December 31, 2013, and multi-family properties represent 11% of the OREO portfolio at December 31, 2014, compared to 1% at December 31, 2013.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as require an institution to sell or merge itself into another institution or require the Bank to be taken into receivership.

Liquid assets were $1.9 million at December 31, 2014. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. These cash inflows along with the liquid assets held at December 31, 2014, are needed to cover ongoing operating expenses of the parent company which are forecasted at approximately $1.0 million for 2015. Parent company liquidity could be improved through a sale of common or preferred shares.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities.

If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.2 million as of December 31, 2014, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3 – SECURITIES

The fair value of available for sale and held to maturity securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Available for sale
U.S. Government and federal agency	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	121,985	1,970	(357)	123,598
State and municipal	11,690	722	(8)	12,404
Corporate bonds	18,087	853	(252)	18,688
Other debt securities	572	86	—	658

Total available for sale	$188,059	$3,939	$(1,207)	$190,791

Held to maturity
State and municipal	$42,325	$2,173	$—	$44,498

Total held to maturity	$42,325	$2,173	$—	$44,498

December 31, 2013
Available for sale
U.S. Government and federal agency	$31,026	$284	$(1,444)	$29,866
Agency mortgage-backed: residential	102,435	458	(1,950)	100,943
State and municipal	12,965	608	(28)	13,545
Corporate bonds	18,002	769	(610)	18,161
Other debt securities	572	60	—	632

Total debt securities	165,000	2,179	(4,032)	163,147
Equity	135	62	—	197

Total available for sale	$165,135	$2,241	$(4,032)	$163,344

Held to maturity
State and municipal	$43,612	$3	$(668)	$42,947

Total held to maturity	$43,612	$3	$(668)	$42,947

Sales and calls of available for sale securities were as follows:

	2014	2013	2012
	(in thousands)
Proceeds	$6,251	$8,061	$93,199
Gross gains	132	873	3,543
Gross losses	—	150	307

The tax provision related to these net gains and losses realized on sales were $46,000, $253,000, and $1.1 million, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed, are shown separately.

	December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,739	$15,749
One to five years	14,171	15,058
Five to ten years	35,592	35,728
Beyond ten years	572	658
Agency mortgage-backed: residential	121,985	123,598

Total	$188,059	$190,791

Held to maturity
One to five years	$8,876	$9,258
Five to ten years	29,327	30,832
Beyond ten years	4,122	4,408

Total	$42,325	$44,498

Securities pledged at year-end 2014 and 2013 had carrying values of approximately $80.8 million and $84.2 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2014 and 2013, we held securities issued by the state of Kentucky or municipalities in the state of Kentucky having a book value of $19.1 million and $21.1 million, respectively. Additionally, at December 31, 2014 and 2013, we held securities issued by the state of Texas or municipalities in the state of Texas having a book value of $4.4 million at each period end. At year-end 2014 and 2013, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2014
Available for sale
U.S. Government and federal agency	$7,778	$(60)	$18,681	$(530)	$26,459	$(590)
Agency mortgage-backed: residential	6,960	(12)	17,938	(345)	24,898	(357)
State and municipal	569	(8)	—	—	569	(8)
Corporate bonds	4,884	(119)	1,660	(133)	6,544	(252)

Total temporarily impaired	$20,191	$(199)	$38,279	$(1,008)	$58,470	$(1,207)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2013
Available for sale
U.S. Government and federal agency	$24,129	$(1,444)	$—	$—	$24,129	$(1,444)
Agency mortgage-backed: residential	58,257	(1,672)	10,344	(278)	68,601	(1,950)
State and municipal	458	(28)	—	—	458	(28)
Corporate bonds	11,313	(610)	—	—	11,313	(610)

Total temporarily impaired	$94,157	$(3,754)	$10,344	$(278)	$104,501	$(4,032)

Held to maturity
State and municipal	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

Total temporarily impaired	$39,743	$(654)	$1,031	$(14)	$40,774	$(668)

There were no held to maturity securities in an unrealized loss position at December 31, 2014.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2014, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

NOTE 4 – LOANS

Loans at year-end by class were as follows:

	2014	2013
	(in thousands)
Commercial	$60,936	$52,878
Commercial Real Estate:
Construction	33,173	43,326
Farmland	77,419	71,189
Other	175,452	232,026
Residential Real Estate:
Multi-family	41,891	46,858
1-4 Family	197,278	228,505
Consumer	11,347	14,365
Agriculture	26,966	19,199
Other	537	980

Subtotal	624,999	709,326
Less: Allowance for loan losses	(19,364)	(28,124)

Loans, net	$605,635	$681,202

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	(690)	6,395	1,364	25	31	(25)	7,100
Loans charged off	(1,099)	(13,846)	(4,097)	(335)	(30)	(19)	(19,426)
Recoveries	614	1,968	758	168	13	45	3,566

Ending balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	435	1,691	(1,261)	66	(222)	(9)	700
Loans charged off	(2,828)	(21,176)	(7,703)	(773)	(128)	—	(32,608)
Recoveries	1,212	1,131	491	266	252	—	3,352

Ending balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,207	$33,024	$14,217	$792	$325	$14	$52,579
Provision for loan losses	3,850	23,275	10,884	1,070	1,170	1	40,250
Loans charged off	(3,784)	(22,366)	(9,071)	(1,130)	(1,164)	—	(37,515)
Recoveries	129	835	205	125	72	—	1,366

Ending balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$491	$227	$1	$—	$—	$752
Collectively evaluated for impairment	2,013	10,440	5,560	273	319	7	18,612

Total ending allowance balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364

Loans:
Loans individually evaluated for impairment	$2,022	$48,141	$21,384	$61	$263	$122	$71,993
Loans collectively evaluated for impairment	58,914	237,903	217,785	11,286	26,703	415	553,006

Total ending loans balance	$60,936	$286,044	$239,169	$11,347	$26,966	$537	$624,999

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,348	$921	$—	$1,114	$55	$55
Commercial real estate:
Construction	106	27	—	21	—	—
Farmland	1,840	1,542	—	2,518	75	75
Other	4,785	1,476	—	1,285	128	128
Residential real estate:
Multi-family	80	80	—	147	—	—
1-4 Family	8,332	6,319	—	8,091	226	226
Consumer	95	29	—	14	—	—
Agriculture	275	263	—	277	3	3
Other	51	51	—	54	13	13

Subtotal	16,912	10,708	—	13,521	500	500
With An Allowance Recorded:
Commercial	1,343	1,101	33	2,103	32	—
Commercial real estate:
Construction	4,608	4,073	—	6,013	28	—
Farmland	5,454	3,512	38	3,744	—	—
Other	49,106	37,511	453	52,500	925	—
Residential real estate:
Multi-family	4,266	4,266	91	5,944	180	—
1-4 Family	11,955	10,719	136	16,419	528	—
Consumer	32	32	1	49	3	—
Agriculture	—	—	—	—	—	—
Other	316	71	—	201	3	—

Subtotal	77,080	61,285	752	86,973	1,699	—

Total	$93,992	$71,993	$752	$100,494	$2,199	$500

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,131	$1,533	$—	$1,622	$30	$30
Commercial real estate:
Construction	64	38	—	467	164	164
Farmland	4,074	3,898	—	4,259	268	268
Other	1,568	1,404	—	1,724	367	366
Residential real estate:
Multi-family	444	392	—	541	3	3
1-4 Family	11,011	10,083	—	11,533	115	116
Consumer	9	9	—	21	—	—
Agriculture	401	322	—	213	—	—
Other	14	13	—	10	11	11

Subtotal	19,716	17,692	—	20,390	958	958
With An Allowance Recorded:
Commercial	3,734	3,462	290	3,905	99	—
Commercial real estate:
Construction	10,409	9,264	218	20,173	88	—
Farmland	6,117	4,238	65	5,579	37	—
Other	94,508	75,488	2,062	77,726	1,324	—
Residential real estate:
Multi-family	13,883	12,117	393	13,121	208	—
1-4 Family	31,327	26,920	434	27,755	557	—
Consumer	84	84	9	134	3	—
Agriculture	—	—	—	2	—	—
Other	861	618	—	539	17	—

Subtotal	160,923	132,191	3,471	148,934	2,333	—

Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,460	$1,234	$—	$1,637	$5	$4
Commercial real estate:
Construction	1,155	1,109	—	1,745	2	2
Farmland	4,448	4,448	—	4,706	57	57
Other	2,134	1,892	—	3,436	3	3
Residential real estate:
Multi-family	643	643	—	910	—	—
1-4 Family	13,539	13,158	—	11,291	56	56
Consumer	70	70	—	219	8	5
Agriculture	45	45	—	366	2	—
Other	—	—	—	—	—	—

Subtotal	23,494	22,599	—	24,310	133	127
With An Allowance Recorded:
Commercial	4,108	4,062	263	3,964	169	27
Commercial real estate:
Construction	26,645	25,455	1,543	19,514	348	5
Farmland	8,557	6,456	734	5,794	43	2
Other	100,289	86,562	13,769	83,087	2,011	185
Residential real estate:
Multi-family	14,906	14,906	1,643	11,187	468	—
1-4 Family	32,835	28,092	2,998	27,404	787	9
Consumer	142	142	68	29	—	—
Agriculture	10	10	5	6	—	—
Other	524	524	11	533	17	—

Subtotal	188,016	166,209	21,034	151,518	3,843	228

Total	$211,510	$188,808	$21,034	$175,828	$3,976	$355

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2014 and 2013:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2014
Commercial
Rate reduction	$14	$—	$14
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	268	3,379	3,647
Farmland
Principal deferral	—	2,365	2,365
Other
Rate reduction	8,622	13,894	22,516
Principal deferral	671	—	671
Residential Real Estate:
Multi-family
Rate reduction	4,266	—	4,266
1-4 Family
Rate reduction	8,112	—	8,112
Consumer
Rate reduction	32	—	32

Total TDRs	$21,985	$20,507	$42,492

December 31, 2013
Commercial
Rate reduction	$1,933	$—	$1,933
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	275	6,345	6,620
Principal deferral	499	—	499
Farmland
Rate reduction	150	—	150
Principal deferral	—	2,365	2,365
Other
Rate reduction	22,457	21,235	43,692
Principal deferral	691	—	691
Interest only payments	2,439	1,489	3,928
Residential Real Estate:
Multi-family
Rate reduction	4,354	6,655	11,009
Interest only payments	641	—	641
1-4 Family
Rate reduction	10,312	7,958	18,270
Consumer
Rate reduction	84	—	84
Other
Rate reduction	511	—	511

Total TDRs	$44,346	$46,916	$91,262

At December 31, 2014 and 2013, 52% and 49%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $579,000 and $2.9 million as of December 31, 2014 and 2013, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts to customers as of December 31, 2014, and additional amounts totaling $261,000 as of December 31, 2013 to customers with outstanding loans that are classified as TDRs.

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

No TDR loan modifications occurred during the twelve months ended December 31, 2014. The following table presents a summary of the types of TDR loan modifications by portfolio type that occurred during the twelve months ended December 31, 2013:

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

As of December 31, 2013, 71% of the Company’s TDRs that occurred during 2013 were performing in accordance with their modified terms. The Company has allocated $345,000 in reserves to customers whose loan terms have been modified during 2013. For modifications occurring during the twelve months ended December 31, 2013, the post-modification balances approximate the pre-modification balances.

During 2013, approximately $1.3 million of TDRs defaulted on their restructured loan and the default occurred within the 12 month period following the loan modification. The defaults in 2013 were all construction loans. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2014 and 2013:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2014	2013	2014	2013
	(in thousands)
Commercial	$1,978	$2,886	$—	$—
Commercial Real Estate:
Construction	3,831	8,528	—	—
Farmland	5,054	7,844	—	—
Other	26,892	48,447	—	—
Residential Real Estate:
Multi-family	80	7,513	—	—
1-4 Family	8,925	26,098	151	230
Consumer	30	9	—	2
Agriculture	263	322	—	—
Other	122	120	—	—

Total	$47,175	$101,767	$151	$232

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2014 and 2013:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2014
Commercial	$86	$—	$—	$1,978	$2,064
Commercial Real Estate:
Construction	—	—	—	3,831	3,831
Farmland	400	14	—	5,054	5,468
Other	241	318	—	26,892	27,451
Residential Real Estate:
Multi-family	—	—	—	80	80
1-4 Family	3,124	601	151	8,925	12,801
Consumer	109	47	—	30	186
Agriculture	—	—	—	263	263
Other	—	—	—	122	122

Total	$3,960	$980	$151	$47,175	$52,266

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2013
Commercial	$156	$123	$—	$2,886	$3,165
Commercial Real Estate:
Construction	261	—	—	8,528	8,789
Farmland	484	41	—	7,844	8,369
Other	4,375	—	—	48,447	52,822
Residential Real Estate:
Multi-family	1,181	—	—	7,513	8,694
1-4 Family	4,059	577	230	26,098	30,964
Consumer	145	34	2	9	190
Agriculture	35	—	—	322	357
Other	—	—	—	120	120

Total	$10,696	$775	$232	$101,767	$113,470

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2014
Commercial	$49,440	$5,063	$—	$6,433	$—	$60,936
Commercial Real Estate:
Construction	25,266	2,990	—	4,917	—	33,173
Farmland	61,672	7,922	—	7,825	—	77,419
Other	111,426	21,017	3,747	39,262	—	175,452
Residential Real Estate:
Multi-family	31,526	6,039	—	4,326	—	41,891
1-4 Family	145,450	23,928	131	27,769	—	197,278
Consumer	10,115	537	311	384	—	11,347
Agriculture	25,816	704	—	446	—	26,966
Other	415	—	—	122	—	537

Total	$461,126	$68,200	$4,189	$91,484	$—	$624,999

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2013
Commercial	$35,438	$8,517	$329	$8,594	$—	$52,878
Commercial Real Estate:
Construction	16,706	10,771	2,277	13,572	—	43,326
Farmland	46,909	9,121	1,735	13,424	—	71,189
Other	93,327	51,522	734	86,443	—	232,026
Residential Real Estate:
Multi-family	16,506	17,320	—	13,032	—	46,858
1-4 Family	130,833	43,785	784	53,103	—	228,505
Consumer	12,718	968	6	673	—	14,365
Agriculture	16,742	1,802	—	655	—	19,199
Other	350	510	—	120	—	980

Total	$369,529	$144,316	$5,865	$189,616	$—	$709,326

In December 2014, the Company identified and transferred certain substandard accruing loans to loans held for sale. The loans were transferred to held for sale at the lower of cost or fair value. The Company identified $10.7 million of loans to sell and recorded a $1.8 million charge to the allowance for loan losses to reduce the loan balances to the estimated fair value. Loans held for sale total $8.9 million at December 31, 2014, comprised of $6.0 million in commercial real estate, $1.9 million in 1-4 family residential real estate, and $1.0 million in multi-family real estate. Approximately $4.5 million of these loans were classified as TDRs prior to transfer to loans held for sale. These loans were not past due at December 31, 2014.

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013
	(in thousands)
Land and buildings	$24,711	$24,673
Furniture and equipment	17,641	17,211

	42,352	41,884
Accumulated depreciation	(22,845)	(21,901)

	$19,507	$19,983

Depreciation expense was $940,000, $1,043,000 and $1,165,000 for 2014, 2013 and 2012, respectively.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2014	2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$18,748	$19,199
Farmland	669	695
Other	14,860	6,064
Residential Real Estate:
Multi-family	4,988	248
1-4 Family	7,998	4,916

	47,263	31,122
Valuation allowance	(1,066)	(230)

	$46,197	$30,892

Activity relating to the other real estate owned valuation allowance during the years indicated is as follows:

	2014	2013	2012
	(in thousands)
Beginning balance	$230	$1,154	$1,667
Provision to allowance	4,255	2,466	7,154
Write-downs	(3,419)	(3,390)	(7,667)

Ending balance	$1,066	$230	$1,154

Activity relating to other real estate owned during the years indicated is as follows:

	2014	2013	2012
	(in thousands)
OREO Activity
OREO as of January 1	$30,892	$43,671	$41,449
Real estate acquired	32,338	20,606	33,528
Valuation adjustments for declining market values	(4,255)	(2,466)	(7,154)
Improvements	—	—	1
Net gain (loss) on sale	306	(132)	(1,672)
Proceeds from sale of properties	(13,084)	(30,787)	(22,481)

OREO as of December 31	$46,197	$30,892	$43,671

Expenses related to other real estate owned include:

	2014	2013	2012
	(in thousands)
Net (gain) loss on sales	$(306)	$132	$1,672
Provision to allowance	4,255	2,466	7,154
Operating expense	1,890	1,918	1,723

Total	$5,839	$4,516	$10,549

NOTE 7 – INTANGIBLE ASSETS

Acquired intangible assets were as follows as of year-end:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$3,405	$4,183	$3,008

Aggregate amortization expense was $397,000, $428,000 and $467,000 for 2014, 2013 and 2012, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2015	$335
2016	334
2017	109
2018	—
2019	—

NOTE 8 – DEPOSITS

The following table shows deposits by category:

	December 31, 2014	December 31, 2013
	(in thousands)
Non-interest bearing	$114,910	$107,486
Interest checking	91,086	84,626
Money market	109,734	79,349
Savings	36,430	36,292
Certificates of deposit	574,681	679,952

Total	$926,841	$987,705

Time deposits of $250,000 or more were approximately $34,399,000 and $39,763,000 at year-end 2014 and 2013, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2015	$416,486
2016	95,506
2017	12,178
2018	10,223
2019	40,286
Thereafter	2

$574,681

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2014	2013	2012
	(in thousands)
Balance at year-end	$1,341	$2,470	$2,634
Average daily balance during the year	$2,255	$3,113	$2,088
Average interest rate during the year	0.15%	0.20%	0.35%
Maximum month-end balance during the year	$3,473	$4,747	$2,634
Weighted average interest rate at year-end	0.14%	0.17%	0.23%
Fair value of securities sold under agreements to repurchase at year-end	$1,341	$2,470	$2,634

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2014	2013
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2015 through 2033, averaging 1.02% for 2014 and 3.07% for 2013	$15,752	$4,492

Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2013 or 2014. The advances were collateralized by approximately $131.5 million and $138.4 million of first mortgage loans, under a blanket lien arrangement at year-end 2014 and 2013, respectively. Our borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its rights to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less. At December 31, 2014, our additional borrowing capacity with the FHLB was $13.0 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
2015	$12,709
2016	625
2017	541
2018	266
2019	185
Thereafter	1,426

$15,752

At year-end 2014, the Company had a $5.0 million federal funds line of credit available on a secured basis from a correspondent institution; however, the availability of this line could be affected by our financial position.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The subordinated capital note issued by the Bank totaled $5.0 million at December 31, 2014. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital. Principal payments of $225,000 plus interest are due quarterly. Scheduled principal payments of $900,000 per year are due each of the next five years with $450,000 due thereafter. The note matures July 1, 2020. The interest rate on this note was 3.24% and 3.25% at December 31, 2014 and 2013, respectively.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to the maturity dates of February 13, 2034, April 15, 2034, and March 1, 2037, at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed twenty (20) consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends on its preferred and common shares. Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. Dividends accrued and unpaid on our junior subordinated debentures totaled $2.2 million at December 31, 2014. A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	End of 20 Quarter Deferral Period	Maturity Date (2)
Porter Statutory Trust II	02-13-2004	3-month LIBOR + 2.85%	$5,000,000	09-19-2016	02-13-2034
Porter Statutory Trust III	04-15-2004	3-month LIBOR + 2.79%	3,000,000	09-18-2016	04-15-2034
Porter Statutory Trust IV	12-14-2006	3-month LIBOR + 1.67%	14,000,000	09-01-2016	03-01-2037
Ascencia Statutory Trust I	02-13-2004	3-month LIBOR + 2.85%	3,000,000	09-19-2016	02-13-2034

			$25,000,000

(1)	As of December 31, 2014, the 3-month LIBOR was 0.26%.
(2)	The debentures are callable at our option at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(K) Plan – The Company 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan totaled approximately $187,000, $195,000 and $148,000 in 2014, 2013 and 2012, respectively.

Supplemental Executive Retirement Plan – The Company has created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $122,000, $87,000 and $151,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The related liability was $1,341,000, $1,348,000 and $1,338,000 at December 31, 2014, 2013 and 2012, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $9,167,000 and $8,911,000 at December 31, 2014 and 2013, respectively. Income earned from the cash surrender value of life insurance totaled $276,000, $534,000, and $312,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The income is recorded as other non-interest income.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2014	2013	2012
	(in thousands)
Current	$—	$—	$(65)
Deferred	2,151	9,489	754
Net operating loss	(6,651)	(10,430)	(12,581)
Change in valuation allowance	2,917	941	11,827

	$(1,583)	$—	$(65)

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following.

	2014	2013	2012
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(4,458)	$(555)	$(11,549)
Effect of:
Valuation allowance	2,917	941	11,827
Tax-exempt income	(319)	(324)	(314)
Nontaxable life insurance income	(97)	(180)	(102)
Other, net	374	118	73

Total	$(1,583)	$—	$(65)

Year-end deferred tax assets and liabilities were due to the following.

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$32,111	$25,460
Allowance for loan losses	6,777	9,843
Other real estate owned write-down	10,000	9,478
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	668	644
Other than temporary impairment on securities	46	89
Net unrealized loss on securities	—	1,067
New market tax credit carry-forward	208	208
Nonaccrual loan interest	958	911
Amortization of non-compete agreements	14	16
Other	1,371	1,640

	52,845	50,048

Deferred tax liabilities:
FHLB stock dividends	928	1,276
Fixed assets	264	333
Originated mortgage servicing rights	53	75
Net unrealized gain on securities	579	—
Other	373	570

	2,197	2,254

Net deferred tax assets before valuation allowance	50,648	47,794

Valuation allowance	(50,648)	(47,794)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of December 31, 2014.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the year ended December 31, 2014, this resulted in $1.6 million of income tax benefit allocated to continuing operations. The December 31, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ended December 31, 2014 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2011.

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2014 were as follows (in thousands):

Beginning balance	$1,093
New loans	11
Loans to directors who did not stand for re-election	(196)
Repayments	(908)

Ending balance	$—

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2014 and 2013 were $307,000 and $1.4 million, respectively.

Our loan participation totals include participation loans sold to The Peoples Bank, Mt. Washington and The Peoples Bank, Taylorsville. The Estate of J. Chester Porter, one of our significant shareholders, and Mr. Porter’s brother and former director, William G. Porter, each own a 50% interest in Lake Valley Bancorp, Inc., the parent holding company of The Peoples Bank, Taylorsville, Kentucky. The Estate of J. Chester Porter owns an interest of approximately 37.0% and Mr. Porter’s brother, William G. Porter, owns an interest of approximately 3.0% in Crossroads Bancorp, Inc., the parent holding company of The Peoples Bank, Mount Washington, Kentucky.

As of December 31, 2014, we had $3.2 million of participation loans sold to these banks. As of December 31, 2013, we had $4.9 million of participation loans sold to these banks. At December 31, 2014, $527,000 of loan participations sold to Peoples Bank, Taylorsville, and $527,000 sold to Peoples Bank, Mt. Washington were on nonaccrual. There were no participation loans purchased from these banks at December 31, 2014 or 2013.

The Bank entered into a Real Estate Listing and Property Management Agreement with Hogan Development Company, an entity in which our director, W. Glenn Hogan, has an ownership interest. Under this agreement, Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO. The agreement is periodically reviewed and evaluated by the independent members of our Audit Committee. The Bank paid real estate management fees of $221,000 and $207,000 and real estate sales commissions of $64,000 and $773,000 to Hogan Development Company in 2014 and 2013, respectively.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. The investors included W. Glenn Hogan and Michael T. Levy, both directors of the Company, as well as Patriot Financial Partners L.P. and Patriot Financial Partners Parallel L.P. (the “Patriot Funds”), funds for whom a director of the Company, W. Kirk Wycoff, serves as general partner. Mr. Hogan exchanged 5,000 shares of Series A Preferred Stock, and was issued 17,143 shares of mandatorily convertible Series B Preferred Stock, 885 shares of Series E Preferred Stock, and 1,405 shares of Series F Preferred Stock. Mr. Levy exchanged 750 shares of Series A Preferred Stock, and was issued 257,143 common shares, 133 shares of Series E Preferred Stock, and 211 shares of Series F Preferred Stock. The Patriot Funds exchanged 19,688 shares of Series A Preferred Stock, 317,042 shares of Series C Preferred Stock, and 753,263 warrants to purchase non-voting common shares, and was issued 6,250 shares of mandatorily convertible Series B Preferred Stock, 64,580 shares of mandatorily convertible Series D Preferred Stock, and 3,486 shares of Series E Preferred Stock. After shareholder approval on February 25, 2015, Mr. Hogan’s 17,143 shares of Series B Preferred Stock converted into 1,714,300 common shares and the Patriot Funds’ Series B Preferred Stock converted into 625,000 common shares. The Patriot Funds’ Series D Preferred Stock converted into 6,458,000 non-voting common shares.

NOTE 16 – PREFERRED STOCK AND STOCK PURCHASE WARRANTS

On November 21, 2008, we issued to the U.S. Treasury 35,000 shares of our Series A Preferred Stock and a warrant to purchase up to 330,561 of our common shares for $15.88 per share in exchange for aggregate consideration of $35.0 million. The warrant is exercisable and has a 10-year term. The Series A Preferred Stock qualified as Tier 1 capital and was entitled to receive cumulative cash dividends quarterly at an annual rate of 5% for the first five years, and 9% beginning in November 2013. The Series A Preferred Stock was non-voting (except when required by law) and redeemable at $1,000 per share plus accrued unpaid dividends.

In 2010, we completed a $32.0 million private placement to accredited investors. In the transactions involved, the Company issued (i) 2,465,569 common shares, (ii) 317,042 Series C Preferred Shares and (iii) warrants to purchase 1,163,045 non-voting common shares at a price of $11.50 per share.

The Series C Preferred Shares had no voting rights (except when required by law), had a liquidation preference over our common shares, and dividend rights equivalent to our common shares. Each Series C Preferred Share would have automatically converted into 1.05 common shares if transferred by the holder in certain transactions in accordance with the policy of the Federal Reserve.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

In the exchange transaction, we issued 1,821,428 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 4,053,600 common shares and 6,458,000 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

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

On June 24, 2011, the Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. The consent order requires the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, to not extend additional credit to any borrower classified substandard unless the board of directors adopts prior to the extension a detailed statement giving reasons why the extension is in the best interest of the bank, and to not declare or pay any dividend without the prior consent of our regulators. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank cannot be considered well-capitalized while under the Consent Order. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a capital investment into the Bank sufficient to fully meet the capital requirements. We have not been directed by the FDIC to implement such a plan.

The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of December 31, 2014, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk- weighted assets)
Consolidated	$73,595	10.61%	$55,483	8.00%
Bank	73,174	10.57	55,383	8.00
Tier I capital (to risk-weighted assets)
Consolidated	46,459	6.70	27,741	4.00
Bank	59,438	8.59	27,691	4.00
Tier I capital (to average assets)
Consolidated	46,459	4.51	41,193	4.00
Bank	59,438	5.78	41,143	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)
Consolidated	$80,203	11.03%	$58,178	8.00%
Bank	83,055	11.44	58,064	8.00
Tier I capital (to risk-weighted assets)
Consolidated	53,371	7.34	29,089	4.00
Bank	67,897	9.35	29,032	4.00
Tier I capital (to average assets)
Consolidated	53,371	4.95	43,156	4.00
Bank	67,897	6.28	43,221	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of December 31, 2014		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$73,174	10.57%	$83,074	12.00%
Tier I capital to average assets	59,438	5.78	92,572	9.00

At December 31, 2014, the Bank’s Tier 1 leverage ratio was 5.78% and its total risk-based capital ratio was 10.57%, which are below the 9% minimum capital ratio and the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends for the foreseeable future.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$11,790	$7,843	$3,125	$5,751
Unused lines of credit	13,075	35,562	11,814	40,721
Standby letters of credit	966	1,354	995	1,504

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

Impaired loans are evaluated quarterly for additional impairment. We obtain updated appraisals on properties securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and our assessment of deterioration of real estate values in the market in which the property is located. The first stage of our assessment involves management’s inspection of the property in question. Management also engages in conversations with local real estate professionals, investors, and market participants to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal.

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal evaluation less cost to sell. Our quarterly evaluations of OREO for impairment are driven by property type. For smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. Based on these consultations, we determine asking prices for OREO properties we are marketing for sale. If the internally evaluated fair value is below our recorded investment in the property, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,443	$—	$35,443	$—
Agency mortgage-backed: residential	123,598	—	123,598	—
State and municipal	12,404	—	12,404	—
Corporate bonds	18,688	—	18,688	—
Other debt securities	658	—	—	658

Total	$190,791	$—	$190,133	$658

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$29,866	$—	$29,866	$—
Agency mortgage-backed: residential	100,943	—	100,943	—
State and municipal	13,545	—	13,545	—
Corporate bonds	18,161	—	18,161	—
Other debt securities	632	—	—	632
Equity securities	197	197	—	—

Total	$163,344	$197	$162,515	$632

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2014 and 2013:

	Other Debt Securities
	2014	2013
	(in thousands)
Balances of recurring Level 3 assets at January 1	$632	$618
Total gain (loss) for the period:
Included in other comprehensive income (loss)	26	14

Balance of recurring Level 3 assets at December 31	$658	$632

Our other debt security valuation is determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also consider the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$1,068	$—	$—	$1,068
Commercial real estate:
Construction	4,073	—	—	4,073
Farmland	3,474	—	—	3,474
Other	37,058	—	—	37,058
Residential real estate:
Multi-family	4,175	—	—	4,175
1-4 Family	10,583	—	—	10,583
Consumer	31	—	—	31
Agriculture	—	—	—	—
Other	71	—	—	71
Other real estate owned, net:
Commercial real estate:
Construction	18,325	—	—	18,325
Farmland	654	—	—	654
Other	14,525	—	—	14,525
Residential real estate:
Multi-family	4,875	—	—	4,875
1-4 Family	7,818	—	—	7,818

		Fair Value Measurements at December 31, 2013 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$3,172	$—	$—	$3,172
Commercial real estate:
Construction	9,046	—	—	9,046
Farmland	4,173	—	—	4,173
Other	73,426	—	—	73,426
Residential real estate:
Multi-family	11,724	—	—	11,724
1-4 Family	26,486	—	—	26,486
Consumer	75	—	—	75
Agriculture	—	—	—	—
Other	618	—	—	618
Other real estate owned, net:
Commercial real estate:
Construction	19,057	—	—	19,057
Farmland	690	—	—	690
Other	6,019	—	—	6,019
Residential real estate:
Multi-family	246	—	—	246
1-4 Family	4,880	—	—	4,880

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $61.3 million, with a valuation allowance of $752,000, at December 31, 2014, resulting in an additional provision for loan losses for the year ended December 31, 2014 of $5.2 million. At December 31, 2013, impaired loans had a carrying amount of $132.2 million, with a valuation allowance of $3.5 million, at December 31, 2013, resulting in no additional provision for loan losses for the year ended December 31, 2013.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $46.2 million as of December 31, 2014, compared with $30.9 million at December 31, 2013. Write-downs of $4.3 million and $2.5 million were recorded on other real estate owned for the years ended December 31, 2014 and 2013, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$1,068	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$44,605	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (14%)

		Income approach	Discount or capitalization rate	8% - 9% (8%)

Impaired loans – Residential real estate	$14,758	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 39% (11%)

Other real estate owned – Commercial real estate	$33,504	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 45% (18%)

		Income approach	Discount or capitalization rate	9% - 20% (13%)

Other real estate owned – Residential real estate	$12,693	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 15% (6%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$3,172	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$86,645	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (20%)

Impaired loans – Residential real estate	$38,210	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 68% (15%)

Other real estate owned – Commercial real estate	$25,766	Sales comparison approach	Adjustment for differences between the comparable sales	3% - 51% (22%)

		Income approach	Discount or capitalization rate	7% - 16% (11%)
Other real estate owned – Residential real estate	$5,126	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 54% (11%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2014:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,180	$49,007	$31,173	$—	$80,180
Securities available for sale	190,791	—	190,133	658	190,791
Securities held to maturity	42,325	—	44,498	—	44,498
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	8,926	—	8,926	—	8,926
Loans, net	605,635	—	—	615,914	615,914
Accrued interest receivable	3,503	—	1,389	2,114	3,503
Financial liabilities
Deposits	$926,841	$114,910	$804,508	$—	$919,418
Securities sold under agreements to repurchase	1,341	—	1,341	—	1,341
Federal Home Loan Bank advances	15,752	—	15,758	—	15,758
Subordinated capital notes	4,950	—	—	4,765	4,765
Junior subordinated debentures	25,000	—	—	14,214	14,214
Accrued interest payable	2,858	—	751	2,107	2,858

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2013:

		Fair Value Measurements at December 31, 2013 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$111,134	$106,885	$4,249	$—	$111,134
Securities available for sale	163,344	197	162,515	632	163,344
Securities held to maturity	43,612	—	42,947	—	42,947
Federal Home Loan Bank stock	10,072	N/A	N/A	N/A	N/A
Loans held for sale	149	—	149	—	149
Loans, net	681,202	—	—	695,999	695,999
Accrued interest receivable	3,891	—	1,343	2,548	3,891
Financial liabilities
Deposits	$987,705	$107,486	$879,707	$—	$987,193
Securities sold under agreements to repurchase	2,470	—	2,470	—	2,470
Federal Home Loan Bank advances	4,492	—	4,495	—	4,495
Subordinated capital notes	5,850	—	—	5,586	5,586
Junior subordinated debentures	25,000	—	—	13,526	13,526
Accrued interest payable	2,535	—	1,042	1,493	2,535

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

(d) Loans Held for Sale

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

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has two stock incentive plans. On February 23, 2006, the Company adopted the Porter Bancorp, Inc. 2006 Stock Incentive Plan. In May 2013, shareholders approved an amendment to the plan to increase the number of shares authorized for issuance by 800,000 shares. In May 2014, shareholders approved an amendment to the Plan to increase the number of shares authorized for issuance by 300,000 shares. The 2006 Plan now permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the grant of stock awards. As of December 31, 2014, the Company had issued and outstanding 770,440 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 533,271 shares remaining available for issue under the plan.

On May 15, 2006, the Board of Directors approved the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, which was approved by holders of the Company’s voting common stock on June 8, 2006. On May 16, 2012, holders of the Company’s voting common stock voted to further amend the 2006 Non-Employee Directors Stock Ownership Incentive Plan to award restricted shares having a fair market value of $25,000 annually to each non-employee director, and to increase the number of shares issuable under the Directors’ Plan from 100,000 shares to 400,000 shares. In May 2014, the Plan was further amended to increase the number of shares issuable to 700,000 shares. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. To date, the Company has issued and outstanding 5,052 unvested shares, net of forfeitures and vesting, to non-employee directors. At December 31, 2014, 301,512 shares remain available for issuance under this plan.

The fair value of the 2014 unvested shares issued to employees was $113,000, or $0.93 per weighted-average share. The fair value of the 2014 unvested shares issued to directors was $150,000, or $0.90 per weighted-average share. The Company recorded $555,000 and $604,000 of stock-based compensation during the 2014 and 2013, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	787,426	$1.56	153,316	$5.92
Granted	122,220	0.93	693,214	1.18
Vested	(133,227)	2.20	(22,113)	12.19
Forfeited	(5,979)	4.21	(36,991)	6.22

Outstanding, ending	770,440	$1.33	787,426	$1.56

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	47,428	$1.69	80,078	$1.77
Granted	166,668	0.90	182,355	0.85
Vested	(154,222)	0.98	(215,005)	1.01
Forfeited	(54,822)	1.29	—	—

Outstanding, ending	5,052	$1.65	47,428	$1.69

Unrecognized stock based compensation expense related to unvested shares for 2015 and beyond is estimated as follows (in thousands):

2015	$371
2016	263
2017	50
2018	—
2019 & thereafter	—

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2014	2013	2012
	(in thousands, except share and per share data)
Net loss	$(11,155)	$(1,586)	$(32,932)
Less:
Preferred stock dividends	2,362	1,919	1,750
Effect of preferred stock exchange	(36,104)	—	—
Accretion of Series A preferred stock discount	—	160	179
Income (loss) attributable to unvested shares	1,435	(171)	(482)
Income (loss) attributable to participating preferred shares	1,724	(96)	(947)

Net income (loss) attributable to common shareholders, basic and diluted	$19,428	$(3,398)	$(33,432)

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	14,230,936	12,722,782	12,248,936
Less:
Weighted average unvested common shares	904,208	595,150	169,323
Weighted average Series B preferred shares	299,855	—	—
Weighted average Series C preferred shares	308,269	332,894	332,894
Weighted average Series D preferred shares	477,715	—	—

Weighted average common shares outstanding	12,240,889	11,794,738	11,746,719

Basic income (loss) per common share	$1.59	$(0.29)	$(2.85)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—

Weighted average common shares and potential common shares	12,240,889	11,794,738	11,746,719

Diluted income (loss) per common share	$1.59	$(0.29)	$(2.85)

The Company had no outstanding stock options at December 31, 2014, 2013 or 2012. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2014, 2013 and 2012 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 and 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at December 31, 2014 and 2013, respectively, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2014	2013
	(in thousands)
ASSETS
Cash and cash equivalents	$1,275	$1,815
Securities available for sale	658	829
Investment in banking subsidiary	58,097	63,815
Investment in and advances to other subsidiaries	776	776
Other assets	730	740

Total assets	$61,536	$67,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	2,296	6,269
Shareholders’ equity	33,465	35,931

Total liabilities and shareholders’ equity	$61,536	$67,975

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2014	2013	2012
	(in thousands)
Interest income	$53	$82	$114
Dividends from subsidiaries	19	20	21
Other income	44	966	72
Interest expense	(631)	(642)	(692)
Other expense	(1,765)	(2,064)	(1,453)

Loss before income tax and undistributed subsidiary income	(2,280)	(1,638)	(1,938)
Income tax expense	13	—	864
Equity in undistributed subsidiary income (loss)	(8,862)	52	(30,130)

Net loss	$(11,155)	$(1,586)	$(32,932)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(11,155)	$(1,586)	$(32,932)
Adjustments:
Equity in undistributed subsidiary (income) loss	8,862	(52)	30,130
Gain on sale of assets	(44)	(727)	—
Tax expense from OCI components	13	—	—
Change in other assets	(26)	(240)	(21)
Change in other liabilities	1,040	833	776
Other	591	640	478

Net cash (used in) operating activities	(719)	(1,132)	(1,569)

Cash flows from investing activities
Investments in subsidiaries	—	—	—
Sales of securities	179	1,952	—

Net cash (used in) from investing activities	179	1,952	—

Cash flows from financing activities
Dividends paid on preferred stock	—	—	—
Dividends paid on common stock	—	—	—

Net cash (used in) financing activities	—	—	—

Net change in cash and cash equivalents	(540)	820	(1,569)
Beginning cash and cash equivalents	1,815	995	2,564

Ending cash and cash equivalents	$1,275	$1,815	$995

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic (1)	Diluted (1)
	(in thousands, except per share data)
2014
First quarter	$9,897	$7,300	$—	$662	$(287)		$(0.08)	$(0.08)
Second quarter	10,166	7,614	6,300	774	(6,234	)(2)	(0.53)	(0.53)
Third quarter	9,814	7,337	—	560	(849)		(0.12)	(0.12)
Fourth quarter	9,636	7,467	800	3,843	(3,785	)(3)	1.91	1.91

2013
First quarter	$11,258	$8,298	$450	$791	$(69)		$(0.04)	$(0.04)
Second quarter	11,168	8,352	—	1,657	(1,309)		(0.14)	(0.14)
Third quarter	10,543	7,849	250	669	298		(0.01)	(0.01)
Fourth quarter	10,259	7,586	—	1,399	(506)		(0.09)	(0.09)

(1)

The sum of the quarterly net income (loss) per share (basic and diluted) differs from the annual net income (loss) per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

(2)	The $6.2 million loss for the second quarter was primarily due to provision for loan losses expense of $6.3 million.
(3)	The $3.8 million loss for the fourth quarter was primarily due to elevated OREO expenses of $3.8 million.

NOTE 24 – CONTINGENCIES

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $2.1 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We disclose legal matters when we believe liability is reasonably possible and may be material to our consolidated financial statements.

Signature Point Litigation. On June 18, 2010, three real estate development companies filed suit in Kentucky state court against the Bank and Managed Assets of Kentucky (“MAKY”). Signature Point Condominiums LLC, et al. v. PBI Bank, et al., Jefferson Circuit Court, Case No 10-CI-04295. On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against the Bank, awarding the plaintiffs compensatory damages of $1,515,000 and punitive damages of $5,500,000. The case arose from a settlement in which the Bank agreed to release the plaintiffs and guarantors from obligations of more than $26 million related to a real estate project in Louisville. The plaintiffs were granted a right of first refusal to repurchase a tract of land within the project. In exchange, the plaintiffs conveyed the real estate securing the loans to the Bank. After plaintiffs declined to exercise their right of first refusal, the Bank sold the tract to the third party. Plaintiffs alleged the Bank had knowledge of the third party offer before the conveyance of the land by the Plaintiffs to the Bank. Plaintiffs asserted claims of fraud, breach of fiduciary duty, breach of the duty of good faith and fair dealing, tortious interference with prospective business advantage and conspiracy to commit fraud, negligence, and conspiracy against the Bank.

After conferring with its legal advisors, the Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it has moved to appeal. The Bank’s Notice of Appeal was filed on October 25, 2013. After a number of procedural issues were resolved, the Bank filed its appellate brief on September 30, 2014. Appellee’s brief was filed on December 1, 2014. We will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal accrual is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against the Company, the Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013, and on February 27, 2013, SBAV LP filed an Amended Complaint. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The Amended Complaint alleges a violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against the Bank and dismissed the Bank from the case. The claims against the Company, the Estate of J. Chester Porter and Ms. Bouvette remain and have proceeded to discovery. On April 21, 2014, the Company filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc. On September 16, 2014, the Court dismissed the Third-Party Complaint, but held that, if proven, Clinton’s errors in conducting due diligence may lessen any recovery available to SBAV. Discovery is continuing. On February 9, 2015, the parties jointly requested the Court to vacate the current trial date of October 20, 2015 to provide additional time for discovery and motion practice in the case. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Miller’s Health System Inc. Employee Stock Ownership Plan. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 the Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) in 2007 for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that the Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, the Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, the Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. On March 12, 2015, the parties agreed to settle the litigation, subject to the execution of a written settlement agreement. The Bank has agreed to a settlement payment, most of which has either been previously reserved for or will be paid from insurance proceeds. We do not anticipate the settlement of this litigation will have a material adverse effect on the Company’s financial condition or operating results.

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank’s responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. Discovery is in the early stages. We intend to defend against DOL’s claims vigorously.

United States Department of Justice Investigation. On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that the Bank was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred stock from the Company in November 2008. The Bank will respond to and cooperate with any requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Management determined that a material weakness existed in the Company’s internal control over financial reporting at June 30, 2014. The Company utilized information to record the fair value of other real estate owned at June 30, 2014 which was obtained prior to taking possession of commercial real estate through a settlement agreement with a contentious borrower on June 24, 2014, rather than promptly obtaining new information material to the fair value of the properties before the filing of the financial statements as of and for the three and six month periods ended June 30, 2014. We determined, after the filing of those financial statements, that our initial estimate of fair value was significantly higher than the actual fair value as it was not based upon the best information available. Based upon the restatement of the Company’s financial statements as of and for the three and six month periods ended June 30, 2014, the Company determined that our internal controls for recording other real estate owned at estimated fair value less costs to sell did not in this instance establish an accurate initial book value and were not effective. Our management, overseen by the Audit Committee, worked throughout the fourth quarter of 2014 to implement controls, procedures, and processes to remediate this control weakness.

These enhanced controls, procedures, and process improvements include:

•

The Special Assets Group promptly and thoroughly reviews new information material to the fair value of the property and analyzes key assumptions relevant to the fair value conclusion and cost to sell estimate. New information includes, but it not limited to, updated appraisals, site visits performed by the Special Assets Group, and discussions with current tenants.

•

Personnel, including senior management, consult with the Special Assets Group and external experts, such as property management professionals, to evaluate the new information material to the fair value of the property including comparable sales, income and expenses, and other relevant valuation factors.

•

Finance and accounting personnel engage in detailed discussions regarding valuation issues and review other real estate owned, including additions, with the Special Assets Group throughout each reporting period and through the subsequent period up to the filing of the financial statements.

During the fourth quarter of 2014, we took steps to resolve the material weakness by changing our controls, procedures, and processes for recording other real estate owned at estimated fair value less cost to sell, as discussed above. Notwithstanding the steps taken during the fourth quarter of 2014, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reason described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. Management’s Report on Internal Control Over Financial Reporting is set forth under Item 8 “Financial Statements and Supplementary Data.” There were no other changes in our internal control over financial reporting that occurred during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2015, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2015, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2015, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2015, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2015, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013, and 2012

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

PORTER BANCORP, INC.

March 30, 2015	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor John T. Taylor	Chief Executive Officer	March 30, 2015

/s/ Phillip W. Barnhouse Phillip W. Barnhouse	Chief Financial Officer	March 30, 2015

s/ W. Glenn Hogan W. Glenn Hogan	Director	March 30, 2015

/s/ Michael T. Levy Michael T. Levy	Director	March 30, 2015

/s/ Bradford T. Ray Bradford T. Ray	Director	March 30, 2015

/s/ N. Marc Satterthwaite N. Marc Satterthwaite	Director	March 30, 2015

/s/ W. Kirk Wycoff W. Kirk Wycoff	Director	March 30, 2015

EXHIBIT INDEX

Exhibit No. (1)	Description

3.1	Amended and Restated Articles of Incorporation, dated March 2, 2015. Exhibit 3.1 to Form 8-K filed March 2, 2015 is incorporated by reference.

3.2	Amended and Restated Bylaws of Porter Bancorp, Inc. Exhibit 3.1 to Form 8-K filed May 22, 2014 is hereby incorporated by reference. Bylaws dated November 30, 2005. Exhibit 3.2 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is incorporated by reference.

4.1	Warrant to purchase up to 299,829 shares. Exhibit 4.1 to Form 8-K filed November 24, 2008 is incorporated by reference.

4.2	Securities Purchase Agreement between Porter Bancorp, Inc. and Patriot Financial Partners, L.P. and other purchasers named therein, dated as of June 30, 2010. Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2010 is incorporated by reference.

10.1+	Porter Bancorp, Inc. 2006 Stock Incentive Plan as amended and restated as of March 26, 2014. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-202749) filed March 13, 2015 is incorporated by reference. Appendix B to Definitive Proxy Statement filed April 28, 2014 is incorporated by reference.

10.2+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.1 to Form 10-Q filed November 13, 2012 is incorporated by reference.

10.3+	Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended and restated as of March 26, 2014. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-202746) filed March 13, 2015 is incorporated by reference. Appendix A to Definitive Proxy Statement filed April 28, 2014 is incorporated by reference.

10.4+	Porter Bancorp, Inc. 2014 Incentive Compensation Bonus Plan incorporated by reference in the Definitive Proxy Statement filed April 28, 2014.

10.5+	Form of Ascencia Bank (now PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is incorporated by reference.

10.6+	Form of Amendment to PBI Bank Supplemental Executive Retirement Plan. Exhibit 10.7 to Form 10-K filed March 29, 2009 is incorporated by reference.

10.7	Consent Order with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated June 24, 2011. Exhibit 99.1 to Form 8-K filed June 30, 2011 is incorporated by reference.

10.8	Employment Agreement with John T. Taylor (Exhibit 10 to Form 8-K filed August 6, 2012 is incorporated by reference.

10.9	Employment Agreement with John R. Davis (Exhibit 10.1 to Form 8-K filed September 25, 2012 is incorporated by reference.

10.10	Employment Agreement with Joseph C. Seiler (Exhibit 10.1 to Form 10-Q filed August 8, 2013 is incorporated by reference.

10.11	Employment Agreement with Phillip W. Barnhouse (Exhibit 10.2 to Form 10-Q filed August 8, 2013 is incorporated by reference.

10.12	Description of Exchange Agreements dated November 19, 2014, between Porter Bancorp, Inc. and holders of Series A Preferred Stock is incorporated by reference to Item 1.01 to Form 8-K filed November 24, 2014.

10.13	Form of Exchange Agreement dated November 19, 2014, between Porter Bancorp, Inc. and holders of Series A Preferred Stock. Exhibit 10.1 to Form 8-K filed November 24, 2014 is incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

99.1	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

99.2	Certification of Principal Executive Officer pursuant to Section 30.15 of the U.S. Treasury’s Interim Final Rule on TARP Standards for Compensation and Corporate Governance.

101	The following financial statements from the Company’s Annual Report on Form 10K for the year ended December 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.