Form 10-Q
period 2015-03-31
Porter Bancorp, Inc.
filed 2015-05-11
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

19,205,495 shares of Common Stock and 6,458,000 shares of Non-Voting Common Stock, no par value, were outstanding at April 30, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2015 and December 31, 2014
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014
Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014
Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2015
Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014
Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$7,899	$14,169
Interest bearing deposits in banks	101,872	66,011

Cash and cash equivalents	109,771	80,180
Securities available for sale	157,290	190,791
Securities held to maturity (fair value of $44,895 and $44,498, respectively)	42,263	42,325
Loans held for sale	—	8,926
Loans, net of allowance of $18,597 and $19,364, respectively	613,831	605,635
Premises and equipment, net	19,323	19,507
Other real estate owned	43,618	46,197
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	9,231	9,167
Accrued interest receivable and other assets	7,056	7,938

Total assets	$1,009,706	$1,017,989

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$108,011	$114,910
Interest bearing	822,498	811,931

Total deposits	930,509	926,841
Repurchase agreements	1,145	1,341
Federal Home Loan Bank advances	3,597	15,752
Accrued interest payable and other liabilities	10,758	10,640
Subordinated capital note	4,725	4,950
Junior subordinated debentures	25,000	25,000

Total liabilities	975,734	984,524
Stockholders’ equity
Preferred stock, no par
Series B - 0 and 40,536 issued and outstanding, respectively	—	2,229
Series D - 0 and 64,580 issued and outstanding, respectively	—	3,552
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127

Total preferred stockholders’ equity	2,771	8,552

Common stock, no par, 86,000,000 shares authorized, 19,205,495 and 14,890,514 voting, and 6,458,000 and 0 non-voting shares issued and outstanding, respectively	119,019	113,238
Additional paid-in capital	21,491	21,442
Retained deficit	(107,001)	(107,595)
Accumulated other comprehensive income (loss)	(2,308)	(2,172)

Total common stockholders’ equity	31,201	24,913

Total stockholders’ equity	33,972	33,465

Total liabilities and stockholders’ equity	$1,009,706	$1,017,989

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Interest income
Loans, including fees	$7,755	$8,321
Taxable securities	1,126	1,173
Tax exempt securities	203	241
Federal funds sold and other	119	162

	9,203	9,897

Interest expense
Deposits	1,692	2,361
Junior subordinated debentures	152	152
Subordinated capital note	42	50
Federal Home Loan Bank advances	27	33
Federal funds purchased and other	—	1

	1,913	2,597

Net interest income	7,290	7,300
Provision for loan losses	—	—

Net interest income after provision for loan losses	7,290	7,300

Non-interest income
Service charges on deposit accounts	409	468
Bank card interchange fees	203	161
Other real estate owned rental income	357	7
Net gain on sales of securities	1,497	44
Other	230	235

	2,696	915

Non-interest expense
Salaries and employee benefits	3,847	3,741
Occupancy and equipment	870	892
Professional fees	979	289
FDIC insurance	570	540
Data processing expense	304	269
State franchise and deposit tax	285	425
Other real estate owned expense	733	662
Loan collection expense	283	539
Other	1,521	1,145

	9,392	8,502

Income (loss) before income taxes	594	(287)
Income tax expense (benefit)	—	—

Net income (loss)	594	(287)
Less:
Dividends and accretion on preferred stock	—	786
Earnings (loss) allocated to participating securities	185	(97)

Net income (loss) attributable to common shareholders	$409	$(976)

Basic and diluted earnings (loss) per common share	$0.02	$(0.08)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$594	$(287)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(1,633)	1,589
Reclassification adjustment for losses (gains) included in net income	(1,497)	(44)

Net unrealized gain/(loss) recognized in comprehensive income	(136)	1,633
Tax effect	—	—

Other comprehensive income (loss)	(136)	1,663

Comprehensive income	$458	$1,346

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
	Common			Preferred					Preferred				Common
	Common	Non-Voting Common	Total Common	Series B	Series D	Series E	Series F	Common and Non-Voting Common	Series B	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balances, January 1, 2015	14,890,514	—	14,890,514	40,536	64,580	6,198	4,304	$113,238	$2,229	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465
Issuance of unvested stock	800,000	—	800,000	—	—	—	—	—	—	—	—	—	—	—	—	—
Terminated stock	(538,479)	—	(538,479)	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(140)		(140)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	49	—	—	49
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	594	—	594
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(136)	(136)
Conversion of preferred stock to common and non-voting common stock	4,053,600	6,458,000	10,511,600	(40,536)	(64,580)	—	—	5,781	(2,229)	(3,552)	—	—	—	—	—	—

Balances, March 31, 2015	19,205,495	6,458,000	25,663,495	—	—	6,198	4,304	$119,019	$—	$—	$1,644	$1,127	$21,491	$(107,001)	$(2,308)	$33,972

See accompanying notes.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2015 and 2014

(dollars in thousands)

	2015	2014
Cash flows from operating activities
Net income (loss)	$594	$(287)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	422	418
Provision for loan losses	—	—
Net amortization on securities	354	400
Stock-based compensation expense	49	133
Net loss (gain) on sales of loans held for sale	281	(24)
Loans originated for sale	(433)	(872)
Proceeds from sales of loans held for sale	9,078	1,045
Net (gain) loss on sales of other real estate owned	(3)	—
Net write-down of other real estate owned	300	250
Net realized gain on sales of investment securities	(1,497)	(44)
Earnings on bank owned life insurance, net of premium expense	(64)	(70)
Net change in accrued interest receivable and other assets	783	(879)
Net change in accrued interest payable and other liabilities	118	(349)

Net cash from operating activities	9,982	(279)
Cash flows from investing activities
Purchases of available for sale securities	(4,927)	(6,183)
Sales of available for sale securities	34,138	329
Maturities and prepayments of available for sale securities	5,358	3,808
Proceeds from mandatory redemption of Federal Home Loan Bank stock	—	2,749
Proceeds from sale of other real estate owned	2,629	2,075
Loan originations and payments, net	(8,618)	6,608
Purchases of premises and equipment, net	(63)	(72)

Net cash from investing activities	28,517	9,314

Cash flows from financing activities
Net change in deposits	3,668	(12,832)
Net change in repurchase agreements	(196)	(230)
Repayment of Federal Home Loan Bank advances	(17,155)	(172)
Advances from Federal Home Loan Bank	5,000	25
Repayment of subordinated capital note	(225)	(225)

Net cash from financing activities	(8,908)	(13,434)

Net change in cash and cash equivalents	29,591	(4,399)
Beginning cash and cash equivalents	80,180	111,134

Ending cash and cash equivalents	$109,771	$106,735

Supplemental cash flow information:
Interest paid	$1,906	$2,491
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$347	$17,351

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

During the first three months of 2015, we reported net income attributable to common shareholders of $409,000, compared with net loss attributable to common shareholders of $976,000 for the first three months of 2014. The increase in 2015 compared to 2014 is primarily attributable to an increase in non-interest income, specifically gains on sales of securities and other real estate owned (OREO) income.

At March 31, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

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

We expect to continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of March 31, 2015, the capital ratios required by the Consent Order were not met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate strategies to achieve the following objectives:

•	Increasing capital through the issuance of common stock to new and existing shareholders.

•

Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations, and the size of our balance sheet while continuing to remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

•

Evaluating and implementing improvements to our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $632.4 million at March 31, 2015.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at March 31, 2015.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans. These loans represented 243% of total risk-based capital at March 31, 2015, down from 262% at December 31, 2014.

•	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $347,000 in the first three months of 2015. Additionally, nonaccrual loans totaled $36.5 million at March 31, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $297,000 during the first three months of 2015, comprised of $300,000 in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies, offset by $3,000 in net gain on sales of OREO.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $2.6 million for the three months ended March 31, 2015, and $2.1 million for the three months ended March 31, 2014.

•

Real estate construction represents 42% of the OREO portfolio at March 31, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 33% of the OREO portfolio at March 31, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 14% of the portfolio at March 31, 2015 compared with 17% at December 31, 2014.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

The Company’s liquid assets were $1.6 million at March 31, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecasted at approximately $1.0 million for 2015.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.3 million as of March 31, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2015
Available for sale
U.S. Government and federal agency	$30,073	$235	$(283)	$30,025
Agency mortgage-backed: residential	104,912	2,136	(92)	106,956
State and municipal	7,118	408	—	7,526
Corporate bonds	12,052	258	(192)	12,118
Other debt securities	572	93	—	665

Total available for sale	$154,727	$3,130	$(567)	$157,290

Held to maturity
State and municipal	$42,263	$2,632	$—	$44,895

Total held to maturity	$42,263	$2,632	$—	$44,895

December 31, 2014
Available for sale
U.S. Government and federal agency	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	121,985	1,970	(357)	123,598
State and municipal	11,690	722	(8)	12,404
Corporate bonds	18,087	853	(252)	18,688
Other debt securities	572	86	—	658

Total available for sale	$188,059	$3,939	$(1,207)	$190,791

Held to maturity
State and municipal	$42,325	$2,173	$—	$44,498

Total held to maturity	$42,325	$2,173	$—	$44,498

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Proceeds	$34,138	$329
Gross gains	1,551	44
Gross losses	54	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,002	$15,102
One to five years	7,466	7,802
Five to ten years	26,775	26,765
Beyond ten years	572	665
Agency mortgage-backed: residential	104,912	106,956

Total	$154,727	$157,290

Held to maturity
One to five years	$10,840	$11,377
Five to ten years	27,867	29,641
Beyond ten years	3,556	3,877

Total	$42,263	$44,895

Securities pledged at March 31, 2015 and December 31, 2014 had carrying values of approximately $62.1 million and $80.8 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At March 31, 2015 and December 31, 2014, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $18.2 million and $19.1 million, respectively. Additionally, at March 31, 2015 and December 31, 2014, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.4 million at each period end. At March 31, 2015 and December 31, 2014, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2015
Available for sale
U.S. Government and federal agency	$2,576	$(5)	$15,550	$(278)	$18,126	$(283)
Agency mortgage-backed: residential	—	—	4,190	(92)	4,190	(92)
Corporate bonds	2,299	(145)	1,750	(47)	4,049	(192)

Total temporarily impaired	$4,875	$(150)	$21,490	$(417)	$26,365	$(567)

December 31, 2014
Available for sale
U.S. Government and federal agency	$7,778	$(60)	$18,681	$(530)	$26,459	$(590)
Agency mortgage-backed: residential	6,960	(12)	17,938	(345)	24,898	(357)
State and municipal	569	(8)	—	—	569	(8)
Corporate bonds	4,884	(119)	1,660	(133)	6,544	(252)

Total temporarily impaired	$20,191	$(199)	$38,279	$(1,008)	$58,470	$(1,207)

There were no held to maturity securities in an unrealized loss position at March 31, 2015 or December 31, 2014.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of March 31, 2015, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$76,954	$60,936
Commercial Real Estate:
Construction	36,793	33,173
Farmland	77,948	77,419
Nonfarm nonresidential	159,276	175,452
Residential Real Estate:
Multi-family	43,150	41,891
1-4 Family	197,583	197,278
Consumer	10,831	11,347
Agriculture	28,673	26,966
Other	1,220	537

Subtotal	632,428	624,999
Less: Allowance for loan losses	(18,597)	(19,364)

Loans, net	$613,831	$605,635

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Provision for loan losses	269	7	(384)	12	104	(8)	—
Loans charged off	(375)	(369)	(482)	(68)	(33)	—	(1,327)
Recoveries	106	111	300	26	1	16	560

Ending balance	$2,046	$10,680	$5,221	$244	$391	$15	$18,597

March 31, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	445	(1,127)	534	19	113	16	—
Loans charged off	(146)	(1,474)	(1,308)	(128)	(9)	(17)	(3,082)
Recoveries	88	116	83	76	6	4	373

Ending balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$51	$200	$1	$—	$—	$254
Collectively evaluated for impairment	2,044	10,629	5,021	243	391	15	18,343

Total ending allowance balance	$2,046	$10,680	$5,221	$244	$391	$15	$18,597

Loans:
Loans individually evaluated for impairment	$1,677	$32,731	$20,504	$32	$232	$123	$55,299
Loans collectively evaluated for impairment	75,277	241,286	220,229	10,799	28,441	1,097	577,129

Total ending loans balance	$76,954	$274,017	$240,733	$10,831	$28,673	$1,220	$632,428

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

	As of March 31, 2015			Three Months Ended March 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,109	$1,664	$—	$1,821	$—	$—
Commercial real estate:
Construction	4,514	3,938	—	4,019	4	1
Farmland	7,064	4,870	—	4,804	23	23
Nonfarm nonresidential	34,805	23,421	—	22,920	65	—
Residential real estate:
Multi-family	—	—	—	40	—	—
1-4 Family	16,813	14,570	—	14,918	134	47
Consumer	90	24	—	27	—	—
Agriculture	273	232	—	247	—	—
Other	368	123	—	123	2	2

Subtotal	66,036	48,842	—	48,919	228	73
With An Allowance Recorded:
Commercial	13	13	2	29	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	157	—	—
Nonfarm nonresidential	586	502	51	8,535	6	—
Residential real estate:
Multi-family	4,250	4,250	84	4,258	47	—
1-4 Family	1,684	1,684	116	1,727	25	—
Consumer	8	8	1	20	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—

Subtotal	6,541	6,457	254	14,726	78	—

Total	$72,577	$55,299	$254	$63,645	$306	$73

	As of December 31, 2014			Three Months Ended March 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,546	$1,978	$—	$2,679	$1	$1
Commercial real estate:
Construction	4,714	4,100	—	7,433	3	—
Farmland	6,636	4,739	—	7,322	17	17
Other	34,437	22,418	—	58,027	182	—
Residential real estate:
Multi-family	81	81	—	4,036	—	—
1-4 Family	18,496	15,266	—	29,053	286	169
Consumer	93	29	—	4	—	—
Agriculture	276	263	—	310	3	3
Other	367	122	—	408	7	7

Subtotal	67,646	48,996	—	109,272	499	197
With An Allowance Recorded:
Commercial	145	44	33	2,218	18	—
Commercial real estate:
Construction	—	—	—	1,117	6	—
Farmland	658	315	38	124	—	—
Other	19,454	16,569	453	16,564	109	—
Residential real estate:
Multi-family	4,266	4,266	91	4,659	37	—
1-4 Family	1,791	1,771	136	2,001	19	—
Consumer	32	32	1	65	1	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—

Subtotal	26,346	22,997	752	26,748	190	—

Total	$93,992	$71,993	$752	$136,020	$689	$197

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2015 and December 31, 2014:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2015
Commercial
Rate reduction	$13	$69	$82
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	267	3,237	3,504
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,543	12,462	18,005
Principal deferral	660	—	660
Residential Real Estate:
Multi-family
Rate reduction	4,250	—	4,250
1-4 Family
Rate reduction	8,057	—	8,057
Consumer
Rate reduction	8	—	8

Total TDRs	$18,798	$19,002	$37,800

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2014
Commercial
Rate reduction	$14	$—	$14
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	268	3,379	3,647
Farmland
Principal deferral	—	2,365	2,365
Other
Rate reduction	8,622	13,894	22,516
Principal deferral	671	—	671
Residential Real Estate:
Multi-family
Rate reduction	4,266	—	4,266
1-4 Family
Rate reduction	8,112	—	8,112
Consumer
Rate reduction	32	—	32

Total TDRs	$21,985	$20,507	$42,492

At March 31, 2015 and December 31, 2014, 50% and 52%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $253,000 and $579,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2015, and December 31, 2014, respectively. The Company has committed to lend no additional amounts to customers as of March 31, 2015 and December 31, 2014 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three months ended March 31, 2015 or March 31, 2014. During the first three months of 2015 and 2014, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2015, and December 31, 2014:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Commercial	$1,663	$1,978	$—	$—
Commercial Real Estate:
Construction	3,671	3,831	—	—
Farmland	4,871	5,054	—	—
Nonfarm nonresidential	17,719	26,892	—	—
Residential Real Estate:
Multi-family	—	80	—	—
1-4 Family	8,197	8,925	—	151
Consumer	24	30	18	—
Agriculture	232	263	—	—
Other	123	122	—	—

Total	$36,500	$47,175	$18	$151

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2015
Commercial	$465	$4	$—	$1,663	$2,132
Commercial Real Estate:
Construction	—	—	—	3,671	3,671
Farmland	343	230	—	4,871	5,444
Nonfarm nonresidential	356	221	—	17,719	18,296
Residential Real Estate:
Multi-family	—	42	—	—	42
1-4 Family	2,959	1,267	—	8,197	12,423
Consumer	156	5	18	24	203
Agriculture	91	—	—	232	323
Other	—	—	—	123	123

Total	$4,370	$1,769	$18	$36,500	$42,657

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2014
Commercial	$86	$—	$—	$1,978	$2,064
Commercial Real Estate:
Construction	—	—	—	3,831	3,831
Farmland	400	14	—	5,054	5,468
Nonfarm nonresidential	241	318	—	26,892	27,451
Residential Real Estate:
Multi-family	—	—	—	80	80
1-4 Family	3,124	601	151	8,925	12,801
Consumer	109	47	—	30	186
Agriculture	—	—	—	263	263
Other	—	—	—	122	122

Total	$3,960	$980	$151	$47,175	$52,266

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2015, and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2015
Commercial	$67,239	$4,422	$—	$5,293	$—	$76,954
Commercial Real Estate:
Construction	27,975	3,787	—	5,031	—	36,793
Farmland	63,761	6,834	—	7,353	—	77,948
Nonfarm nonresidential	107,808	26,755	797	23,916	—	159,276
Residential Real Estate:
Multi-family	34,093	5,090	—	3,967	—	43,150
1-4 Family	150,241	19,869	12	27,461	—	197,583
Consumer	9,805	370	301	355	—	10,831
Agriculture	18,526	9,749	—	398	—	28,673
Other	1,097	—	—	123	—	1,220

Total	$480,545	$76,876	$1,110	$73,897	$—	$632,428

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2014
Commercial	$49,440	$5,063	$—	$6,433	$—	$60,936
Commercial Real Estate:
Construction	25,266	2,990	—	4,917	—	33,173
Farmland	61,672	7,922	—	7,825	—	77,419
Nonfarm nonresidential	111,426	21,017	3,747	39,262	—	175,452
Residential Real Estate:
Multi-family	31,526	6,039	—	4,326	—	41,891
1-4 Family	145,450	23,928	131	27,769	—	197,278
Consumer	10,115	537	311	384	—	11,347
Agriculture	25,816	704	—	446	—	26,966
Other	415	—	—	122	—	537

Total	$461,126	$68,200	$4,189	$91,484	$—	$624,999

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$18,319	$18,748
Farmland	256	669
Nonfarm nonresidential	14,592	14,860
Residential Real Estate:
Multi-family	4,700	4,988
1-4 Family	6,243	7,998

	44,110	47,263
Valuation allowance	(492)	(1,066)

	$43,618	$46,197

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$1,066	$230
Provision to allowance	300	250
Write-downs	(874)	(272)

Ending balance	$492	$208

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $2.6 million and $3.6 million at March 31, 2015 and December 31, 2014, respectively.

Net activity relating to other real estate owned during the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
OREO Activity
OREO as of January 1	$46,197	$30,892
Real estate acquired	347	17,351
Valuation adjustment writedowns	(300)	(250)
Gain/(loss) on sale	3	—
Proceeds from sale of properties	(2,629)	(2,075)

OREO as of March 31	$43,618	$45,918

Expenses related to other real estate owned include:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Net (gain) loss on sales	$(3)	$—
Provision to allowance	300	250
Operating expense	436	412

Total	$733	$662

Note 6 – Deposits

The following table shows ending deposit balances by category as of:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-interest bearing	$108,011	$114,910
Interest checking	86,614	91,086
Money market	102,349	109,734
Savings	36,418	36,430
Certificates of deposit	597,117	574,681

Total	$930,509	$926,841

Time deposits of $250,000 or more were $36.7 million and $34.4 million at March 31, 2015 and December 31, 2014, respectively.

Scheduled maturities of all time deposits at March 31, 2015 were as follows (in thousands):

Year 1	$371,065
Year 2	161,220
Year 3	11,268
Year 4	11,505
Year 5	42,058
Thereafter	1

$597,117

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.85% at March 31, 2015 and 1.02% at December 31, 2014	$3,597	$15,752

Each advance is payable based upon the terms on agreement, with a prepayment penalty. New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2015 or 2014. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2015, our additional borrowing capacity with the FHLB was $23.4 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Financial assets measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are summarized below:

		Fair Value Measurements at March 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$30,025	$—	$30,025	$—
Agency mortgage-backed: residential	106,956	—	106,956	—
State and municipal	7,526	—	7,526	—
Corporate bonds	12,118	—	12,118	—
Other debt securities	665	—	—	665

Total	$157,290	$—	$156,625	$665

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,443	$—	$35,443	$—
Agency mortgage-backed: residential	123,598	—	123,598	—
State and municipal	12,404	—	12,404	—
Corporate bonds	18,688	—	18,688	—
Other debt securities	658	—	—	658

Total	$190,791	$—	$190,133	$658

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2015 and 2014:

	Other Debt Securities
	2015	2014
	(in thousands)
Balances of recurring Level 3 assets at January 1	$658	$632
Total gain (loss) for the period:
Included in other comprehensive income (loss)	7	12

Balance of recurring Level 3 assets at March 31	$665	$644

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$11	$—	$—	$11
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	162	—	—	162
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,568	—	—	1,568
Consumer	8	—	—	8
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	18,114	—	—	18,114
Farmland	253	—	—	253
Nonfarm nonresidential	14,429	—	—	14,429
Residential real estate:
Multi-family	4,648	—	—	4,648
1-4 Family	6,174	—	—	6,174

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$12	$—	$—	$12
Commercial real estate:
Construction	—	—	—	—
Farmland	278	—	—	278
Other	15,825	—	—	15,825
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,635	—	—	1,635
Consumer	31	—	—	31
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	18,325	—	—	18,325
Farmland	654	—	—	654
Other	14,525	—	—	14,525
Residential real estate:
Multi-family	4,875	—	—	4,875
1-4 Family	7,818	—	—	7,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.9 million at March 31, 2015 with a valuation allowance of $254,000, resulting in no additional provision for loan losses for the three months ended March 31, 2015. Impaired loans had a carrying amount of $15.6 million with a valuation allowance of $2.5 million, and no additional provision for the three months ended March 31, 2014. At December 31, 2014, impaired loans had a carrying amount of $18.4 million, with a valuation allowance of $752,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $43.6 million as of March 31, 2015, compared with $45.9 million at March 31, 2014 and $46.2 million at December 31, 2014. Fair value write-downs of $300,000 and $250,000 were recorded on OREO for the three months ended March 31, 2015 and 2014, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$11	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)

Impaired loans – Commercial real estate	$162	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (16%)

		Income approach	Discount or capitalization rate	8% - 9% (8%)

Impaired loans – Residential real estate	$1,568	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 39% (11%)

Other real estate owned – Commercial real estate	$32,796	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 45% (18%)

		Income approach	Discount or capitalization rate	8% - 20% (13%)

Other real estate owned – Residential real estate	$10,822	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 10% (5%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$12	Market value approach	Adjustment for receivables and inventory discounts	16% -32% (24%)

Impaired loans – Commercial real estate	$16,103	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 62% (14%)

		Income approach	Discount or capitalization rate	8% - 9% (8%)

Impaired loans – Residential real estate	$1,635	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 39% (11%)

Other real estate owned – Commercial real estate	$33,504	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 45% (18%)

		Income approach	Discount or capitalization rate	9% - 20% (13%)

Other real estate owned – Residential real estate	$12,693	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 15% (6%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$109,771	$96,168	$13,603	$—	$109,771
Securities available for sale	157,290	—	156,625	665	157,290
Securities held to maturity	42,263	—	44,895	—	44,895
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	—	—	—	—	—
Loans, net	613,831	—	—	622,241	622,241
Accrued interest receivable	3,036	—	1,072	1,964	3,036
Financial liabilities
Deposits	$930,509	$108,011	$817,396	$—	$925,407
Securities sold under agreements to repurchase	1,145	—	1,145	—	1,145
Federal Home Loan Bank advances	3,597	—	3,604	—	3,604
Subordinated capital notes	4,725	—	—	4,558	4,558
Junior subordinated debentures	25,000	—	—	14,433	14,433
Accrued interest payable	2,864	—	606	2,258	2,864

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,180	$49,007	$31,173	$—	$80,180
Securities available for sale	190,791	—	190,133	658	190,791
Securities held to maturity	42,325	—	44,498	—	44,498
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	8,926	—	8,926	—	8,926
Loans, net	605,635	—	—	615,914	615,914
Accrued interest receivable	3,503	—	1,389	2,114	3,503
Financial liabilities
Deposits	$926,841	$114,910	$804,508	$—	$919,418
Securities sold under agreements to repurchase	1,341	—	1,341	—	1,341
Federal Home Loan Bank advances	15,752	—	15,758	—	15,758
Subordinated capital notes	4,950	—	—	4,765	4,765
Junior subordinated debentures	25,000	—	—	14,214	14,214
Accrued interest payable	2,858	—	751	2,107	2,858

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

(d) Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and and/or quotes from third party investors resulting in a Level 2 classification.

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31, 2015	December 31, 2014
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$32,067	$32,111
Allowance for loan losses	6,509	6,777
Other real estate owned write-down	9,899	10,000
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	670	668
Other than temporary impairment on securities	46	46
New market tax credit carry-forward	208	208
Nonaccrual loan interest	847	958
Amortization of non-compete agreements	13	14
Other	1,873	1,371

	52,824	52,845

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	248	264
Originated mortgage servicing rights	48	53
Net unrealized gain on securities	530	579
Other	668	373

	2,422	2,197

Net deferred tax assets before valuation allowance	50,402	50,648

Valuation allowance	(50,402)	(50,648)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of March 31, 2015.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the year ended December 31, 2014, this resulted in $1.6 million of income tax benefit allocated to continuing operations. The December 31, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. No tax benefit or expense was recognized for the three months ended March 31, 2015 or the three months ended March 31, 2014.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2015 or March 31, 2014 related to unrecognized tax benefits.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2011.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. The Porter Bancorp, Inc. 2006 Stock Incentive Plan permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the grant of stock awards. As of March 31, 2015, the Company had issued and outstanding 1,056,243 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 271,890 shares remaining available for issue under the plan.

The Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan permits the issuance of up to 700,000 shares of the Company’s voting common stock upon the grant of stock awards. The Plan awards restricted shares having a fair market value of $25,000 annually to each non-employee director. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. To date, the Company has issued and outstanding 5,052 unvested shares, net of forfeitures and vesting, to non-employee directors. At March 31, 2015, 301,512 shares remain available for issuance under this plan.

Upon the sale of our Series A preferred shares by the U.S. Treasury at a discount to face amount on December 4, 2014, restricted shares previously granted to senior executives became subject to permanent transfer restrictions. On March 25, 2015, the Compensation Committee modified the equity compensation arrangements with our four named executive officers to restore the incentive that was intended by including equity grants in their employment agreements. The Compensation Committee and the named executive officers mutually agreed to terminate 538,479 restricted shares that were subject to permanent restrictions on transfer. We then awarded 800,000 new service-based restricted shares to our named executive officers. The new awards are accounted for as a modification and vest over four years, with one-third of the shares vesting on each of the second, third and fourth anniversaries of the date of grant. The modification results in incremental compensation expense of approximately $233,000 and will be amortized in accordance with the vesting schedule.

The fair value of the 2015 unvested shares issued to employees was $712,000, or $0.89 per weighted-average share. The Company recorded $49,000 and $133,000 of stock-based compensation during the first three months of 2015 and 2014, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended March 31, 2015		Twelve Months Ended December 31, 2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	770,440	$1.33	787,426	$1.56
Granted	800,000	0.89	122,220	0.93
Vested	(63,063)	2.00	(133,227)	2.20
Terminated	(450,994)	1.25	—	—
Forfeited	(140)	22.03	(5,979)	4.21

Outstanding, ending	1,056,243	$0.99	770,440	$1.33

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Three Months Ended March 31, 2015		Twelve Months Ended December 31, 2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	5,052	$1.65	47,428	$1.69
Granted	—	—	166,668	0.90
Vested	—	—	(154,222)	0.98
Forfeited	—	—	(54,822)	1.29

Outstanding, ending	5,052	$1.65	5,052	$1.65

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2015 and beyond is estimated as follows (in thousands):

April 2015 – December 2015	$282
2016	263
2017	158
2018	149
2019 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except share and per share data)
Net income (loss)	$594	$(287)
Less:
Preferred stock dividends	—	786
Earnings (loss) allocated to unvested shares	21	(70)
Earnings (loss) attributable to participating preferred shares	164	(27)

Net income (loss) attributable to common shareholders, basic and diluted	$409	$(976)

Basic
Weighted average common shares including unvested common shares outstanding	25,419,523	13,210,930
Less:
Weighted average unvested common shares	918,393	856,723
Weighted average Series B preferred shares	2,702,400	—
Weighted average Series C preferred shares	—	332,894
Weighted average Series D preferred shares	4,305,333	—

Weighted average common shares outstanding	17,493,397	12,021,313

Basic income (loss) per common share	$0.02	$(0.08)

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—

Weighted average common shares and potential common shares	17,493,397	12,021,313

Diluted loss per common share	$0.02	$(0.08)

The Company had no outstanding stock options at March 31, 2015 or 2014. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2015 and 2014 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 and 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at March 31, 2015 and 2014, respectively, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement.

On June 24, 2011, the Bank entered into a Consent Order with the FDIC and the Kentucky Department of Financial Institutions. The consent order required the Bank to complete a management study, to maintain Tier 1 capital as a percentage of total assets of at least 9% and a total risk based capital ratio of at least 12%, to develop a plan to reduce our risk position in each substandard asset in excess of $1 million, to complete board review of the adequacy of the allowance for loan losses prior to quarterly Call Report submissions, to adopt procedures which strengthen the loan review function and ensure timely and accurate grading of credit relationships, to charge-off all assets classified as loss, to develop a plan to reduce concentrations of construction and development loans to not more than 75% of total risk based capital and non-owner occupied commercial real estate loans to not more than 250% of total risk based capital, to limit asset growth to no more than 5% in any quarter or 10% annually, not to extend additional credit to any borrower classified substandard unless the board of directors first adopts a detailed statement why the extension is in the best interest of the bank, and not to declare or pay any dividend without the prior consent of our regulators. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis in which we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

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

The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of March 31, 2015, the capital ratios required by the Consent Order were not met.

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$70,949	10.05%	$56,459	8.00%
Bank	72,335	10.25	56,435	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	33,232	4.71	31,758	4.50
Bank	58,672	8.32	31,745	4.50
Tier I capital (to risk-weighted assets)
Consolidated	41,513	5.88	42,344	6.00
Bank	58,672	8.32	42,326	6.00
Tier I capital (to average assets)
Consolidated	41,513	4.13	40,209	4.00
Bank	58,672	5.84	40,212	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,595	10.61%	$55,483	8.00%
Bank	73,174	10.57	55,383	8.00
Tier I capital (to risk-weighted assets)
Consolidated	46,459	6.70	27,741	4.00
Bank	59,438	8.59	27,691	4.00
Tier I capital (to average assets)
Consolidated	46,459	4.51	41,193	4.00
Bank	59,438	5.78	41,143	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of March 31, 2015		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$72,335	10.25%	$84,652	12.00%
Tier I capital to average assets	58,672	5.84	90,476	9.00

At March 31, 2015, the Bank’s Tier 1 leverage ratio was 5.84%, and its total risk-based capital ratio was 10.25%, which are below the 9% and 12% minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

Note 13 – Contingencies

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $2.2 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We disclose legal matters when we believe liability is reasonably possible and may be material to our consolidated financial statements.

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

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against the Company, the Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013, and on February 27, 2013, SBAV LP filed an Amended Complaint. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The Amended Complaint alleges a violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when sold by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against the Bank and dismissed the Bank from the case. The claims against the Company, the Estate of J. Chester Porter and Ms. Bouvette remain and have proceeded to discovery. On April 21, 2014, the Company filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc. On September 16, 2014, the Court dismissed the Third-Party Complaint, but held that, if proven, Clinton’s errors in conducting due diligence may lessen any recovery available to SBAV. Discovery is continuing. At the joint request of the parties, the Court vacated the previous schedule and trial date of October 20, 2015 in order to provide additional time for discovery and motion practice in the case. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Miller’s Health System Inc. Employee Stock Ownership Plan. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 the Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) in 2007 for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that the Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, the Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, the Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. On March 12, 2015, the parties agreed to settle the litigation, subject to the execution of a written settlement agreement. The Bank has agreed to a settlement payment, which has either been previously reserved for or will be paid from insurance proceeds. We do not anticipate the settlement of this litigation will have a material adverse effect on the Company’s financial condition or operating results.

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank’s responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. Discovery is in the early stages. A trial date has been set for November 7, 2016. We intend to defend against DOL’s claims vigorously.

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

•

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying interest on our trust preferred securities could adversely affect our common and preferred shareholders.

•

While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2014 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the ninth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of March 31, 2015, we had total assets of $1.0 billion, total loans of $632.4 million, total deposits of $930.5 million and stockholders’ equity of $34.0 million.

The Company reported net income of $594,000 for the three months ended March 31, 2015, compared with a net loss of $287,000 for the first quarter of 2014. After deductions for earnings allocated to participating securities, net income attributable to common shareholders was $409,000 for the three months ended March 31, 2015, compared with net loss attributable to common shareholders of $976,000 for the three months ended March 31, 2014.

Basic and diluted income per common share were $0.02 for the three months ended March 31, 2015 compared with basic and diluted loss per common share of ($0.08) for the three months ended March 31, 2014.

The following significant items are of note for the three months ended March 31, 2015:

•

Net interest margin increased 25 basis points to 3.21% in the first three months of 2015 compared with 2.96% in the first three months of 2014. The increase in margin between periods was due to an increase in the yield on earning assets from 3.99% for the first three months of 2014 to 4.03% for the first three months of 2015, coupled with a decrease in the cost of interest bearing liabilities from 1.16% in the first quarter of 2014 to 0.91% in the first quarter of 2015. The decrease in cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates. Average loans decreased 7.9% to $643.0 million in the first three months of 2015 compared with $698.2 million in the first three months of 2014. Net loans decreased 6.6% to $613.8 million at March 31, 2015, compared with $657.2 million at March 31, 2014.

•

No provision for loan losses was recorded in the first quarter of 2015 or 2014 because of improvements in asset quality and management’s assessment of risk in the loan portfolio. Net charge-offs of $767,000 were recognized for the first quarter of 2015, compared to $2.7 million for the three months ended March 31, 2014, respectively.

•

Non-interest income increased $1.8 million compared with $915,000 for the first quarter of 2014 driven primarily by gains on the sales of securities totaling $1.5 million in the first quarter of 2015, compared to $44,000 in the first quarter of 2014.

•	Non-interest expense increased $890,000 compared with $8.5 million for the first quarter of 2014, primarily due to increased professional fees related to legal fees and litigation expenses.

•

Deposits increased 0.4% to $930.5 million at March 31, 2015 compared with $926.8 million at December 31, 2014. Certificate of deposit balances increased $22.4 million during the first three months of 2015 to $597.1 million at March 31, 2015, from $574.7 million at December 31, 2014. Demand deposits decreased 6.0% during the first three months of 2015 compared with December 31, 2014.

•

Non-performing loans decreased $10.8 million to $36.5 million at March 31, 2015, compared with $47.2 million at December 31, 2014. The decrease in non-performing loans was primarily due to $10.8 million in paydowns, as well as a decrease in loans moved to nonaccrual during the quarter compared to the previous quarter. Net charge-offs were $767,000 for the three months ended March 31, 2015.

•

Loans past due 30-59 days increased from $4.0 million at December 31, 2014 to $4.4 million at March 31, 2015 and loans past due 60-89 days increased from $980,000 at December 31, 2014 to $1.8 million at March 31, 2015. Total loans past due and nonaccrual loans decreased to $42.7 million at March 31, 2015 from $52.3 million at December 31, 2014.

•

Foreclosed properties were $43.6 million at March 31, 2015, compared with $46.2 million at December 31, 2014, and $45.9 million at March 31, 2014. During the first three months of 2015, the Company acquired $347,000 and sold $2.6 million of other real estate owned (“OREO”). In addition, we recorded fair value write-downs of $300,000 during the first three months of 2015 reflecting declines in appraisal valuations and changes in pricing strategies. Our ratio of non-performing assets to total assets decreased to 7.94% at March 31, 2015, compared with 9.19% at December 31, 2014, and 11.59% at March 31, 2014.

•

On February 25, 2015, shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 25,663,495 at March 31, 2015.

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

We expect to continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of March 31, 2015, the capital ratios required by the Consent Order were not met.

At March 31, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

The Board of Directors and management continue to evaluate and implement strategies to meet the obligations of the Consent Order. These include:

•	Increasing capital through the issuance of common stock to new and existing shareholders.

•

Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet, while continuing to remediate non-performing loans and reduce other noninterest expense through the disposition of OREO.

•

Evaluating and implementing improvements to our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced our loan portfolio significantly from $1.3 billion at December 31, 2010 to $632.4 million at March 31, 2015.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at March 31, 2015.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans. These loans represented 243% of total risk-based capital at March 31, 2015, down from 284% at December 31, 2013.

•	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $347,000 in the first three months of 2015. Additionally, nonaccrual loans totaled $36.5 million at March 31, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $297,000 during the first three months of 2015, comprised of $300,000 in fair value write-downs to reflect declines in appraisal valuations and changes in our pricing strategies, offset by $3,000 in net gain on sales of OREO.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $2.6 million for the three months ended March 31, 2015, and $2.1 million for the three months ended March 31, 2014.

•

Real estate construction represents 42% of the OREO portfolio at March 31, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 33% of the OREO portfolio at March 31, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 14% of the portfolio at March 31, 2015 compared with 17% at December 31, 2014.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

The Company’s liquid assets were $1.6 million at March 31, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecasted at approximately $1.0 million for 2015.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires after the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.3 million as of March 31, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2015, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2015, compared with the same period of 2014:

	For the Three Months Ended March 31,		Change from Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)
Gross interest income	$9,203	$9,897	$(694)	(7.0)%
Gross interest expense	1,913	2,597	(684)	(26.3)
Net interest income	7,290	7,300	(10)	(0.1)
Provision for loan losses	—	—	—	—
Non-interest income	2,696	915	1,781	194.6
Non-interest expense	9,392	8,502	890	10.5
Net income (loss) before taxes	594	(287)	881	307.0
Income tax benefit	—	—	—	—
Net income (loss)	594	(287)	881	307.0

Net income for the three months ended March 31, 2015 totaled $594,000, compared with net loss of $287,000 for the comparable period of 2014.

Net interest income decreased $10,000 from the 2014 first quarter as a result of a decrease in earning assets, offset by an increase in net interest margin. Net interest margin increased 25 basis points to 3.21% in the first three months of 2015 compared with 2.96% in the first three months of 2014. The increase in margin between periods was due to an increase in the yield on earning assets from 3.99% for the first three months of 2014 to 4.03% for the first three months of 2015, coupled with a decrease in the cost of interest bearing liabilities from 1.16% in the first quarter of 2014 to 0.91% in the first quarter of 2015. Average earning assets decreased from $1.0 billion as of March 31, 2014 to $936.0 at March 31, 2015. In addition, net interest income and net interest margin were adversely affected by $601,000 and $1.2 million of interest lost on nonaccrual loans in the first quarters of 2015 and 2014, respectively. Non-interest income increased by $1.8 million to $2.7 million from $915,000 in the first quarter of 2014 primarily due to an increase in gains on sales of securities of $1.5 million. Non-interest expense increased from $8.5 million at March 31, 2014 to $9.4 million at March 31, 2015 primarily due to increased professional fees of $690,000 driven by increased legal fees and litigation expenses.

Net Interest Income – Our net interest income was $7.3 million for the three months ended March 31, 2015, a decrease of $10,000, or 0.1%, compared with $7.3 million for the same period in 2014. Net interest spread and margin were 3.12% and 3.21%, respectively, for the first quarter of 2015, compared with 2.83% and 2.96%, respectively, for the first quarter of 2014. Net average non-accrual loans were $43.6 million and $90.9 million for the first quarters of 2015 and 2014, respectively.

Average loans receivable declined approximately $55.2 million for the quarter ended March 31, 2015 compared with the first quarter of 2014. This resulted in a decline in interest revenue of approximately $754,000 for the quarter ended March 31, 2015 compared with the prior year period.

Net interest margin increased 25 basis points from our margin of 2.96% in the prior year first quarter. The yield on earning assets increased four basis points from the first quarter of 2014, compared with a 25 basis point decline in rates paid on interest-bearing liabilities. The increase in net interest margin was offset by a decrease in earning assets which resulted in a $10,000 reduction in net interest income.

Net interest margin for the first quarter of 2015 increased five basis points from our margin of 3.16% in the fourth quarter of 2014, due primarily to increased yield on loans. Average loan receivables increased $8.1 million from the fourth quarter of 2014. Interest foregone on non-accrual loans totaled $601,000 in the first quarter of 2015, compared with $592,000 in the fourth quarter of 2014, and $1.2 million in the first quarter of 2014. Yield on average earning assets decreased slightly to 4.03% in the first quarter of 2015 from 4.06% in the fourth quarter of 2014, compared with an eight basis point decrease in rates paid on interest-bearing liabilities from 0.99% in the fourth quarter of 2014.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$642,959	$7,755	4.89%	$698,184	$8,321	4.83%
Securities
Taxable	178,723	1,126	2.56	177,579	1,173	2.68
Tax-exempt (3)	26,756	203	4.73	31,086	241	4.84
FHLB stock	7,323	74	4.10	9,095	102	4.55
Other equity securities	—	—	—	87	—	—
Federal funds sold and other	80,276	45	0.23	103,142	60	0.24

Total interest-earning assets	936,037	9,203	4.03%	1,019,173	9,897	3.99%

Less: Allowance for loan losses	(19,264)			(27,834)
Non-interest earning assets	94,788			82,247

Total assets	$1,011,561			$1,073,586

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$588,907	$1,496	1.03%	$670,270	$2,191	1.33%
NOW and money market deposits	194,129	176	0.37	166,424	147	0.36
Savings accounts	36,456	20	0.22	36,903	23	0.25
Repurchase agreements	1,029	—	—	2,356	1	0.17
FHLB advances	3,954	27	2.77	4,385	33	3.05
Junior subordinated debentures	29,948	194	2.63	30,848	202	2.66

Total interest-bearing liabilities	854,423	1,913	0.91%	911,186	2,597	1.16%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,206			110,572
Other liabilities	10,961			14,836

Total liabilities	977,590			1,036,594
Stockholders’ equity	33,971			36,992

Total liabilities and stockholders’ equity	$1,011,561			$1,073,586

Net interest income		$7,290			$7,300

Net interest spread			3.12%			2.83%

Net interest margin			3.21%			2.96%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $43.6 million and $90.9 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2015 vs. 2014
	Increase (decrease) due to change in		Net Change
	Rate	Volume
	(in thousands)
Interest-earning assets:
Loan receivables	$99	$(665)	$(566)
Securities	(63)	(22)	(85)
FHLB stock	(9)	(19)	(28)
Other equity securities	—	—	—
Federal funds sold and other	(2)	(13)	(15)

Total increase (decrease) in interest income	25	(719)	(694)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(450)	(245)	(695)
NOW and money market accounts	4	25	29
Savings accounts	(3)	—	(3)
Federal funds purchased and repurchased agreements	—	(1)	(1)
FHLB advances	(3)	(3)	(6)
Junior subordinated debentures	(2)	(6)	(8)

Total decrease in interest expense	(454)	(230)	(684)

Increase (decrease) in net interest income	$568	$(578)	$(10)

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Service charges on deposit accounts	$409	$468
Bank card interchange fees	203	161
Other real estate owned rental income	357	7
Net gain on sales of securities	1,497	44
Other	230	235

Total non-interest income	$2,696	$915

Non-interest income for the first quarter ended March 31, 2015 increased by $1.8 million, or 194.6%, compared with the first quarter of 2014. The increase in non-interest income between the three month comparative periods was primarily driven by gains on sales of securities totaling $1.5 million in the first quarter of 2015, compared to $44,000 in the first quarter of 2014 and increased OREO income totaling $357,000 in the first quarter of 2015 compared to $7,000 in the first quarter of 2014.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(in thousands)
Salary and employee benefits	$3,847	$3,741
Occupancy and equipment	870	892
Professional fees	979	289
FDIC insurance	570	540
Data processing expense	304	269
State franchise and deposit tax	285	425
Other real estate owned expense	733	662
Loan collection expense	283	539
Other	1,521	1,145

Total non-interest expense	$9,392	$8,502

Non-interest expense for the first quarter ended March 31, 2015 increased $890,000, or 10.5%, compared with the first quarter of 2014. This increase from the first quarter of 2014 was primarily due to an increase in professional fees of $690,000 driven primarily by increased legal fees and litigation expenses.

Income Tax Expense – No income tax expense or benefit was recorded for the first three months of 2015 or 2014. The income tax effect on net income before taxes for the three months ended March 31, 2015, decreased our deferred tax assets and related valuation allowance by $294,000. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended March 21,
	2015	2014
	(in thousands)
Federal statutory rate times financial statement income	$208	$(100)
Effect of:
Valuation allowance	(294)	182
Tax-exempt income	(70)	(82)
Non-taxable life insurance income	(24)	(26)
Other, net	180	26

Total	$—	$—

Analysis of Financial Condition

Total assets decreased $8.3 million, or 0.8%, to $1.010 billion at March 31, 2015, from $1.018 billion at December 31, 2014. This decrease was primarily attributable to a decrease in available for sale securities of $33.5 million, the sale of our loans held for sale of $8.9 million, and a decrease in OREO of $2.6 million, offset by an increase in interest bearing deposits in banks of $35.9 and an increase of $8.2 million in net loans receivable. The decrease in available for sale securities was driven by management’s decision during the quarter to reduce interest rate risk and credit risk in the portfolio by selling various securities. This resulted in a net gain on sale of approximately $1.5 million and drove the increase in interest bearing deposits in banks. The increase in net loans was due to loan funding outpacing loan payoffs. The decrease in OREO was due sales outpacing additions to the portfolio during the quarter.

Loans Receivable – Loans receivable increased $7.4 million, or 1.2%, during the three months ended March 31, 2015 to $632.4 million. The increase in loans receivable was attributable to loan funding outpacing loan payoffs by approximately $8.5 million, offset by net charge-offs of $767,000 and transfers to OREO of $347,000.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $68.0 million at March 31, 2015 and $71.1 million at December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$76,954	12.18%	$60,936	9.75%
Commercial Real Estate
Construction	36,793	5.82	33,173	5.31
Farmland	77,948	12.33	77,419	12.39
Nonfarm nonresidential	159,276	25.18	175,452	28.07
Residential Real Estate
Multi-family	43,150	6.82	41,891	6.70
1-4 Family	197,583	31.24	197,278	31.56
Consumer	10,831	1.71	11,347	1.82
Agriculture	28,673	4.53	26,966	4.31
Other	1,220	0.19	537	0.09

Total loans	$632,428	100.00%	$624,999	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2015		December 31, 2014
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)
Pass	$480,545	76.0%	$461,126	73.8%
Watch	76,876	12.1	68,200	10.9
Special Mention	1,110	0.2	4,189	0.7
Substandard	73,897	11.7	91,484	14.6
Doubtful	—	—	—	—

Total	$632,428	100.0%	$624,999	100.0%

Our loans receivable have increased $7.4 million, or 1.2%, during the three months ended March 31, 2015. All loan risk categories have decreased since December 31, 2014, with the exception of pass and watch loans. The pass category increased approximately $19.4 million, the watch category increased approximately $8.7 million, the special mention category declined approximately $3.1 million, and the substandard category declined approximately $17.6 million. The $17.6 million decrease in loans classified as substandard was primarily driven by $18.2 million in principal payments received, $348,000 in migration to OREO, and $1.3 million in charge-offs, offset by $3.7 million in loans moved to substandard during the quarter.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2015	December 31, 2014
	(in thousands)
Past Due Loans:
30-59 Days	$4,370	$3,960
60-89 Days	1,769	980
90 Days and Over	18	151

Total Loans Past Due 30-90+ Days	6,157	5,091
Nonaccrual Loans	36,500	47,175

Total Past Due and Nonaccrual Loans	$42,657	$52,266

During the three months ended March 31, 2015, nonaccrual loans decreased by $10.7 million to $36.5 million. This decrease was due primarily to $10.8 million in paydowns and $337,000 transferred to OREO, offset by $1.4 million in loans moved to nonaccrual status. During the three months ended March 31, 2015, loans past due 30-59 days increased from $4.0 million at December 31, 2014 to $4.4 million at March 31, 2015. Loans past due 60-89 days increased from $980,000 at December 31, 2014 to $1.8 million at March 31, 2015. This represents a $1.2 million increase from December 31, 2014 to March 31, 2015, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$18	$151
Nonaccrual loans	36,500	47,175

Total non-performing loans	36,518	47,326
Real estate acquired through foreclosure	43,618	46,197
Other repossessed assets	—	—

Total non-performing assets	$80,136	$93,523

Non-performing loans to total loans	5.77%	7.57%
Non-performing assets to total assets	7.94%	9.19%
Allowance for non-performing loans	$780	$1,253
Allowance for non-performing loans to non-performing loans	2.14%	2.65%

Nonperforming loans at March 31, 2015, were $36.5 million, or 5.77% of total loans, compared with $47.3 million, or 7.57% of total loans at December 31, 2014, and $77.3 million, or 11.33% of total loans at March 31, 2014. Net loan charge-offs in the first three months of 2015 totaled $767,000 compared to $2.7 million for the first three months of 2014, and were primarily the result of charging off specific reserves for loans deemed to be collateral dependent, in accordance with regulatory guidance.

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

At March 31, 2015, we had 48 restructured loans totaling $37.8 million with borrowers who experienced deterioration in financial condition compared with 52 loans totaling $42.5 million at December 31, 2014. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, three loans totaling approximately $3.9 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $951,000 of commercial loans. At March 31, 2015, $18.8 million of our restructured loans were accruing and $19.0 million were on nonaccrual compared with $22.0 million and $20.5 million, respectively, at December 31, 2014. There were no new TDRs during the first three months of 2015 or 2014.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Total non-performing loans	$36,518	$47,326
TDRs on accrual	18,798	21,985

Total non-performing loans and TDRs on accrual	$55,316	$69,311
Real estate acquired through foreclosure	43,618	46,197
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$98,934	$115,508

Total non-performing loans and TDRs on accrual to total loans	8.75%	11.09%
Total non-performing assets and TDRs on accrual to total assets	9.80%	11.35%

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

At March 31, 2015 and December 31, 2014, TDRs totaled $37.8 million and $42.5 million, respectively. During the three months ended March 31, 2015, TDRs were reduced as a result of $4.5 million in payments along with charge-offs of $239,000.

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

See “Note 4 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2015 and 2014, and for the year ended December 31, 2014 follows:

	Three Months Ended March 31,		Year Ended December 31, 2014
	2015	2014
	(dollars in thousands)
Balances at beginning of period	$19,364	$28,124	$28,124

Loans charged-off:
Real estate	851	2,782	17,943
Commercial	375	146	1,099
Consumer	68	128	354
Agriculture	33	9	30
Other	—	17	—

Total charge-offs	1,327	3,082	19,426

Recoveries:
Real estate	411	199	2,726
Commercial	106	88	614
Consumer	26	76	213
Agriculture	1	6	13
Other	16	4	—

Total recoveries	560	373	3,566

Net charge-offs	767	2,709	15,860

Provision for loan losses	—	—	7,100

Balance at end of period	$18,597	$25,415	$19,364

Allowance for loan losses to period-end loans	2.94%	3.72%	3.10%
Net charge-offs to average loans	0.48%	1.55%	2.39%
Allowance for loan losses to non-performing loans	50.93%	32.86%	40.92%

Allowance for loan losses for loans individually evaluated for impairment	$254	$2,453	$752
Loans individually evaluated for impairment	55,299	122,158	71,993
Allowance for loan losses to loans individually evaluated for impairment	0.46%	2.01%	1.04%
Allowance for loan losses for loans collectively evaluated for impairment	$18,343	$22,962	$18,612
Loans collectively evaluated for impairment	577,129	560,433	553,006
Allowance for loan losses to loans collectively evaluated for impairment	3.18%	4.10%	3.37%

Our loan loss reserve, as a percentage of total loans at March 31, 2015, decreased to 2.94% from 3.72% at March 31, 2014, and from 3.10% at December 31, 2014. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, charge-off levels, and provision expense. Our allowance for loan losses to non-performing loans was 50.93% at March 31, 2015, compared with 40.92% at December 31, 2014, and 32.86% at March 31, 2014. Net charge-offs in the first three months of 2015 totaled $767,000 of which $371,000 were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment and our allowance for loan losses to non-performing loans to current levels.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Commercial	$269	$485	$1,616
Commercial Real Estate	258	11,878	20,045
Residential Real Estate	182	3,339	7,212
Consumer	42	167	507
Agriculture	32	17	(124)
Other	(16)	(26)	—

Total net charge-offs	$767	$15,860	$29,256

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.14% at March 31, 2015 compared with 2.65% at December 31, 2014, and 2.11% at March 31, 2014. The decrease in this ratio from December 31, 2014 to March 31, 2015 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$46,969	$22,747	$65,899	$24,633
Prior charge-offs	(14,238)	(2,243)	(17,758)	(3,249)

Recorded investment	32,731	20,504	48,141	21,384
Allocated allowance	(51)	(200)	(491)	(227)

Recorded investment, less allocated allowance	$32,680	$20,304	$47,650	$21,157

Recorded investment, less allocated allowance/ Unpaid principal balance	69.58%	89.26%	72.31%	85.89%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment and allocated allowance were 69.58% and 89.26% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2015.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	March 31, 2015			December 31, 2014
	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$75,277	$2,044	2.72%	$58,914	$2,013	3.42%
Commercial real estate	241,286	10,629	4.41	237,903	10,440	4.39
Residential real estate:	220,229	5,021	2.28	217,785	5,560	2.55
Consumer	10,799	243	2.25	11,286	273	2.42
Agriculture	28,441	391	1.37	26,703	319	1.19
Other	1,097	15	1.37	415	7	1.69

Total	$577,129	$18,343	3.18%	$553,006	$18,612	3.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 3.18% at March 31, 2015 from 4.10% at March 31, 2014 and 3.37% at December 31, 2014. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – Because of ongoing improvements in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded in the first quarter of 2015 or 2014. All loan risk categories have decreased since December 31, 2014, with the exception of pass and watch loans. The pass category increased approximately $19.4 million, the watch category increased approximately $8.7 million, the special mention category declined approximately $3.1 million, and the substandard category declined approximately $17.6 million. The decreased allowance is consistent with the decrease in our classified loans by $115.6 million from March 31, 2014 to March 31, 2015 and our loan charge-off trends. Net charge-offs were $767,000 for the three months ended March 31, 2015, compared with $2.7 million for March 31, 2014. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2015 were $43.6 million compared with $45.9 million at March 31, 2014 and $46.2 million at December 31, 2014. See “Note 5 - Other Real Estate Owned,” of the notes to the financial statements. During the first three months of 2015, we acquired $347,000 of OREO properties, and sold properties totaling approximately $2.6 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $733,000 for the three months ended March 31, 2015, compared with $662,000 for the same period of 2014. During the three months ended March 31, 2015, fair value write-downs of $300,000 were recorded to reflect declining values evidenced by new appraisals and our reduction of marketing prices in connection with our sales strategies compared with $250,000 for the three months ended March 31, 2014.

Liabilities – Total liabilities at March 31, 2015 were $975.7 million compared with $984.5 million at December 31, 2014, a decrease of $8.8 million, or 0.9%. This decrease was primarily attributable to a decrease in Federal Home Loan Bank advances of $12.2 million, offset by an increase in deposits of $3.7 million from $926.8 million at December 31, 2014 to $930.5 million at March 31, 2015. Federal Home Loan Bank advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$112,206		$113,150
Interest checking	89,024	0.14%	83,504	0.15%
Money market	105,105	0.56	96,194	0.55
Savings	36,456	0.22	36,803	0.24
Certificates of deposit	588,907	1.03	632,020	1.29

Total deposits	$931,698	0.74%	$961,671	0.92%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$323,415	0.99%	$354,250	1.22%
$100,000 or more	265,492	1.08%	277,770	1.37%

Total	$588,907	1.03%	$632,020	1.29%

The following table shows at March 31, 2015 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$42,580
Three months through six months	54,796
Six months through twelve months	74,548
Over twelve months	102,066

Total	$273,990

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our available for sale investment portfolio totaled $157.3 million at March 31, 2015 and within that portfolio, $26.4 million of our securities currently have an unrealized loss of $567,000.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2015, our additional borrowing capacity with the FHLB was $23.4 million. Any new advances are limited to a one year maturity or less.

We also have federal funds borrowing lines from correspondent banks totaling $5.0 million on a secured basis. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future. However, the availability of these lines could be affected by our financial position, and our lenders could exercise their right to deny a funding request at their discretion. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC. We are also precluded from accepting brokered deposits without the pre-approval of our primary regulators.

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding for the Company include dividends paid by the Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, the Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. The Company’s liquid assets decreased from $20.3 million at December 31, 2010, to $1.6 million at March 31, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. Ongoing cash operating expenses of the parent company are expected to be approximately $1.0 million for 2015. We have elected to defer payments on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. Therefore, we will not be able to pay cash dividends on our common shares until such time that we have paid all deferred distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters (through September 30, 2016), we must pay all deferred interest or we will be in default. At March 31, 2015, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.3 million.

Stockholders’ equity increased $507,000 to $34.0 million at March 31, 2015, compared with $33.5 million at December 31, 2014 due to current year net income of $594,000.

On February 25, 2015, shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 25,663,495 at March 31, 2015.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. In addition, the Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				March 31, 2015		December 31, 2014
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	6.0%	8.0%	N/A	5.88%	8.32%	6.70%	8.59%
Common equity Tier I capital	4.5	6.5	N/A	4.71	8.32	N/A	N/A
Total risk-based capital	8.0	10.0	12.0%	10.05	10.25	10.61	10.57
Tier 1 leverage ratio	4.0	5.0	9.0	4.13	5.84	4.51	5.78

At March 31, 2015, the Bank’s Tier 1 leverage ratio was 5.84%, and its total risk-based capital ratio was 10.25%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was liability sensitive at March 31, 2015 and December 31, 2014. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.09% at March 31, 2015, compared with a decrease of 3.15% at December 31, 2014, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.22% at March 31, 2015, compared with a decrease of 5.86% at December 31, 2014, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2015, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(59)	(0.22)%
+ 100 basis points	(26)	(0.09)

We did not run a model simulation for declining interest rates as of March 31, 2015 because the Federal Reserve effectively lowered the federal funds target rate between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

During the fourth quarter of 2014, we took steps to resolve the material weakness by changing our controls, procedures, and processes for recording other real estate owned at estimated fair value less cost to sell, as discussed above. Notwithstanding the steps taken during the fourth quarter of 2014, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reason described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Footnote 13, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2014 Annual Report on Form 10-K. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Porter Bancorp, Inc. 2015 Incentive Compensation Bonus Plan incorporated by reference in the Definitive Proxy Statement filed April 17, 2015.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC. (Registrant)

May 11, 2015	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 11, 2015	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer