Form 10-Q
period 2015-06-30
Porter Bancorp, Inc.
filed 2015-08-05
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

19,301,217 shares of Common Stock and 6,458,000 shares of Non-Voting Common Stock, no par value, were outstanding at July 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$7,403	$14,169
Interest bearing deposits in banks	63,987	66,011

Cash and cash equivalents	71,390	80,180
Securities available for sale	151,758	190,791
Securities held to maturity (fair value of $43,677 and $44,498, respectively)	42,202	42,325
Loans held for sale	125	8,926
Loans, net of allowance of $16,809 and $19,364, respectively	631,512	605,635
Premises and equipment, net	19,167	19,507
Other real estate owned	39,545	46,197
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	9,320	9,167
Accrued interest receivable and other assets	6,998	7,938

Total assets	$979,340	$1,017,989

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$108,800	$114,910
Interest bearing	795,351	811,931

Total deposits	904,151	926,841
Repurchase agreements	1,265	1,341
Federal Home Loan Bank advances	3,430	15,752
Accrued interest payable and other liabilities	10,949	10,640
Subordinated capital note	4,500	4,950
Junior subordinated debentures	25,000	25,000

Total liabilities	949,295	984,524
Stockholders’ equity
Preferred stock, no par
Series B—0 and 40,536 issued and outstanding, respectively	—	2,229
Series D—0 and 64,580 issued and outstanding, respectively	—	3,552
Series E—6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F—4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127

Total preferred stockholders’ equity	2,771	8,552

Common stock, no par, 86,000,000 shares authorized, 19,301,223 and 14,890,514 voting, and 6,458,000 and 0 non-voting shares issued and outstanding, respectively	119,019	113,238
Additional paid-in capital	21,623	21,442
Retained deficit	(109,131)	(107,595)
Accumulated other comprehensive income (loss)	(4,237)	(2,172)

Total common stockholders’ equity	27,274	24,913

Total stockholders’ equity	30,045	33,465

Total liabilities and stockholders’ equity	$979,340	$1,017,989

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$7,846	$8,572	$15,601	$16,893
Taxable securities	1,010	1,215	2,136	2,388
Tax exempt securities	190	235	393	476
Fed funds sold and other	121	144	240	306

	9,167	10,166	18,370	20,063

Interest expense
Deposits	1,607	2,319	3,299	4,680
Federal Home Loan Bank advances	24	32	51	65
Subordinated capital note	41	47	83	97
Junior subordinated debentures	155	153	307	305
Federal funds purchased and other	1	1	1	2

	1,828	2,552	3,741	5,149

Net interest income	7,339	7,614	14,629	14,914
Provision for loan losses	—	6,300	—	6,300

Net interest income after provision for loan losses	7,339	1,314	14,629	8,614
Non-interest income
Service charges on deposit accounts	475	487	884	955
Bank card interchange fees	229	205	432	366
Other real estate owned rental income	372	18	729	25
Net gain on sales of securities	199	2	1,696	46
Other	290	237	520	472

	1,565	949	4,261	1,864

Non-interest expense
Salaries and employee benefits	4,028	3,949	7,875	7,690
Occupancy and equipment	828	896	1,698	1,788
Professional fees	714	484	1,693	773
FDIC Insurance	564	571	1,134	1,111
Data processing expense	278	280	582	549
State franchise and deposit tax	285	405	570	830
Other real estate owned expense	2,932	774	3,665	1,436
Loan collection expense	291	1,249	574	1,788
Other	1,114	1,196	2,635	2,341

	11,034	9,804	20,426	18,306

Loss before income taxes	(2,130)	(7,541)	(1,536)	(7,828)
Income tax benefit	—	(1,307)	—	(1,307)

Net loss	(2,130)	(6,234)	(1,536)	(6,521)
Less:
Dividends on preferred stock	—	789	—	1,574
Earnings allocated to participating securities	(91)	(693)	(269)	(772)

Net loss attributable to common shareholders	$(2,039)	$(6,330)	$(1,267)	$(7,323)

Basic and diluted loss per common share	$(0.08)	$(0.53)	$(0.06)	$(0.61)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,130)	$(6,234)	$(1,536)	$(6,521)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(1,762)	2,139	(433)	3,781
Amortization during the period of net unrealized loss transferred to held to maturity	32	33	64	67
Reclassification adjustment for gains included in net income	(199)	(2)	(1,696)	(46)

Net unrealized gain/(loss) recognized in comprehensive income	(1,929)	2,170	(2,065)	3,802
Tax effect	—	(1,307)	—	(1,307)

Other comprehensive income (loss)	(1,929)	863	(2,065)	2,495

Comprehensive income (loss)	$(4,059)	$(5,371)	$(3,601)	$(4,026)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Six Months Ended June 30,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
	Common			Preferred					Preferred				Common
	Common	Non- Voting Common	Total Common	Series B	Series D	Series E	Series F	Common and Non- Voting Common	Series B	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Loss	Total
Balances, January 1, 2015	14,890,514	—	14,890,514	40,536	64,580	6,198	4,304	$113,238	$2,229	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465
Issuance of unvested stock	915,740	—	915,740	—	—	—	—	—	—	—	—	—	—	—	—	—
Terminated stock	(538,479)	—	(538,479)	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(20,152)	—	(20,152)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,536)	—	(1,536)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,065)	(2,065)
Conversion of preferred stock to common and non-voting common stock	4,053,600	6,458,000	10,511,600	(40,536)	(64,580)	—	—	5,781	(2,229)	(3,552)	—	—	—	—	—	—

Balances, June 30, 2015	19,301,223	6,458,000	25,759,223	—	—	6,198	4,304	$119,019	$—	$—	$1,644	$1,127	$21,623	$(109,131)	$(4,237)	$30,045

See accompanying notes.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2015 and 2014

(dollars in thousands)

	2015	2014
Cash flows from operating activities
Net loss	$(1,536)	$(6,521)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	814	852
Provision for loan losses	—	6,300
Net amortization on securities	721	773
Stock-based compensation expense	181	283
Tax benefit from OCI components	—	(1,307)
Net loss (gain) on sales of loans held for sale	232	(34)
Loans originated for sale	(4,146)	(1,574)
Proceeds from sales of loans held for sale	4,075	1,477
Net (gain) loss on sales of other real estate owned	(43)	(54)
Net write-down of other real estate owned	2,630	650
Net realized gain on sales of investment securities	(1,696)	(46)
Earnings on bank owned life insurance, net of premium expense	(153)	(128)
Net change in accrued interest receivable and other assets	742	(588)
Net change in accrued interest payable and other liabilities	309	205

Net cash from operating activities	2,130	288
Cash flows from investing activities
Purchases of available for sale securities	(16,800)	(21,990)
Sales and calls of available for sale securities	44,110	1,004
Maturities and prepayments of available for sale securities	10,756	6,804
Proceeds from mandatory redemption of Federal Home Loan Bank stock	—	2,749
Proceeds from sale of other real estate owned	5,020	4,281
Proceeds from sales of loans not originated for sale	8,640	—
Loan originations and payments, net	(26,974)	25,997
Purchases of premises and equipment, net	(134)	(284)

Net cash from investing activities	24,618	18,561

Cash flows from financing activities
Net change in deposits	(22,690)	(36,890)
Net change in repurchase agreements	(76)	(19)
Repayment of Federal Home Loan Bank advances	(17,322)	(358)
Advances from Federal Home Loan Bank	5,000	10,000
Repayment of subordinated capital note	(450)	(450)

Net cash from financing activities	(35,538)	(27,717)

Net change in cash and cash equivalents	(8,790)	(8,868)
Beginning cash and cash equivalents	80,180	111,134

Ending cash and cash equivalents	$71,390	$102,266

Supplemental cash flow information:
Interest paid	$3,622	$4,872
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$955	$30,866
Financed sales of other real estate owned	—	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

During the first six months of 2015, we reported net loss attributable to common shareholders of $1.3 million, compared with net loss attributable to common shareholders of $7.3 million for the first six months of 2014. The improvement for 2015 is primarily attributable to no loan loss provision expense incurred in 2015, compared to $6.3 million provision expense recorded in 2014.

At June 30, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

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

We expect to continue to work with our regulators toward capital ratio compliance. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012. As of June 30, 2015, the capital ratios required by the Consent Order had not been met.

In order to meet these capital requirements, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

•	Increasing capital through the issuance of common stock to new and existing shareholders.

•

Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations, and the size of our balance sheet while continuing to remediate non-performing loans, and reduce other noninterest expense through the disposition of OREO.

•

Continuing to improve our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $648.3 million at June 30, 2015.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at June 30, 2015.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans. These loans represented 248% of total risk-based capital at June 30, 2015, down from 262% at December 31, 2014.

•	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $955,000 in the first six months of 2015. However, nonaccrual loans totaled $30.2 million at June 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $2.6 million during the first six months of 2015, comprised of $2.6 million in fair value write-downs to reflect reductions in listing prices for certain properties as well as updated appraisals, offset by $43,000 in net gain on sales of OREO. OREO expense may be elevated in future periods given the current size of the OREO portfolio and as we work to sell these properties. Currently, $12.7 million of OREO property is subject to a contract for sale or letter of intent.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $5.0 million for the six months ended June 30, 2015, and $4.3 million for the six months ended June 30, 2014.

•

Real estate construction represents 41% of the OREO portfolio at June 30, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 37% of the OREO portfolio at June 30, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 12% of the portfolio at June 30, 2015 compared with 17% at December 31, 2014.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

The Company’s liquid assets were $1.3 million at June 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecast at approximately $1.0 million for 2015.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.5 million as of June 30, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2015
Available for sale
U.S. Government and federal agency	$31,749	$91	$(507)	$31,333
Agency mortgage-backed: residential	109,688	1,174	(559)	110,303
State and municipal	6,834	318	(10)	7,142
Corporate bonds	2,312	30	(13)	2,329
Other debt securities	572	79	—	651

Total available for sale	$151,155	$1,692	$(1,089)	$151,758

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,202	$1,505	$(30)	$43,677

Total held to maturity	$42,202	$1,505	$(30)	$43,677

December 31, 2014
Available for sale
U.S. Government and federal agency	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	121,985	1,970	(357)	123,598
State and municipal	11,690	722	(8)	12,404
Corporate bonds	18,087	853	(252)	18,688
Other debt securities	572	86	—	658

Total available for sale	$188,059	$3,939	$(1,207)	$190,791

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,325	$2,173	$—	$44,498

Total held to maturity	$42,325	$2,173	$—	$44,498

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Proceeds	$9,972	$675	$44,110	$1,004
Gross gains	281	2	1,832	46
Gross losses	82	—	136	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$5,915	$5,973
One to five years	8,742	9,029
Five to ten years	26,238	25,802
Beyond ten years	572	651
Agency mortgage-backed: residential	109,688	110,303

Total	$151,155	$151,758

Held to maturity
One to five years	$13,952	$14,412
Five to ten years	24,693	25,561
Beyond ten years	3,557	3,704

Total	$42,202	$43,677

Securities pledged at June 30, 2015 and December 31, 2014 had carrying values of approximately $52.9 million and $80.8 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At June 30, 2015 and December 31, 2014, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $17.9 million and $19.1 million, respectively. Additionally, at June 30, 2015 and December 31, 2014, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.3 million and $4.4 million, respectively. At June 30, 2015 and December 31, 2014, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2015
Available for sale
U.S. Government and federal agency	$8,242	$(55)	$15,228	$(452)	$23,470	$(507)
Agency mortgage-backed: residential	36,994	(314)	3,958	(245)	40,952	(559)
State and municipal	470	(10)	—	—	470	(10)
Corporate bonds	1,536	(13)	—	—	1,536	(13)

Total available for sale temporarily impaired	$47,242	$(392)	$19,186	$(697)	$66,428	$(1,089)

	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
Held to maturity
State and municipal	$—	$—	$966	$(30)	$966	$(30)

Total held to maturity temporarily impaired	$—	$—	$966	$(30)	$966	$(30)

December 31, 2014
Available for sale
U.S. Government and federal agency	$7,778	$(60)	$18,681	$(530)	$26,459	$(590)
Agency mortgage-backed: residential	6,960	(12)	17,938	(345)	24,898	(357)
State and municipal	569	(8)	—	—	569	(8)
Corporate bonds	4,884	(119)	1,660	(133)	6,544	(252)

Total temporarily impaired	$20,191	$(199)	$38,279	$(1,008)	$58,470	$(1,207)

There were no held to maturity securities in an unrecognized loss position at December 31, 2014.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of June 30, 2015, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)

Commercial	$78,742	$60,936
Commercial Real Estate:
Construction	39,014	33,173
Farmland	77,935	77,419
Nonfarm nonresidential	160,518	175,452
Residential Real Estate:
Multi-family	44,702	41,891
1-4 Family	206,564	197,278
Consumer	9,958	11,347
Agriculture	30,391	26,966
Other	497	537

Subtotal	648,321	624,999
Less: Allowance for loan losses	(16,809)	(19,364)

Loans, net	$631,512	$605,635

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2015:
Beginning balance	$2,046	$10,680	$5,221	$244	$391	$15	$18,597
Provision for loan losses	(296)	(330)	604	10	3	9	—
Loans charged off	(99)	(1,224)	(809)	(62)	(37)	(33)	(2,264)
Recoveries	295	87	44	34	2	14	476

Ending balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809

June 30, 2014:
Beginning balance	$3,608	$13,929	$7,071	$383	$415	$9	$25,415
Provision for loan losses	(329)	6,074	560	(28)	38	(15)	6,300
Loans charged off	(308)	(6,894)	(1,048)	(51)	(21)	(1)	(8,323)
Recoveries	144	1,250	290	35	3	19	1,741

Ending balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Provision for loan losses	(27)	(323)	220	22	107	1	—
Loans charged off	(474)	(1,593)	(1,291)	(130)	(70)	(33)	(3,591)
Recoveries	401	198	344	60	3	30	1,036

Ending balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809

June 30, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	116	4,947	1,094	(9)	151	1	6,300
Loans charged off	(454)	(8,368)	(2,356)	(179)	(30)	(18)	(11,405)
Recoveries	232	1,366	373	111	9	23	2,114

Ending balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$671	$170	$—	$—	$—	$842
Collectively evaluated for impairment	1,945	8,542	4,890	226	359	5	15,967

Total ending allowance balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809

Loans:
Loans individually evaluated for impairment	$1,555	$27,478	$19,728	$20	$230	$—	$49,011
Loans collectively evaluated for impairment	77,187	249,989	231,538	9,938	30,161	497	599,310

Total ending loans balance	$78,742	$277,467	$251,266	$9,958	$30,391	$497	$648,321

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

				Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,792	$1,548	$—	$1,605	$5	$1,730	$5
Commercial real estate:
Construction	1,599	1,012	—	2,475	4	3,016	8
Farmland	6,893	4,447	—	4,659	3	4,685	26
Nonfarm nonresidential	25,674	17,291	—	20,356	72	21,043	137
Residential real estate:
Multi-family	34	34	—	17	—	38	—
1-4 Family	16,616	13,900	—	14,235	110	14,579	244
Consumer	85	20	—	22	—	25	—
Agriculture	297	230	—	231	—	241	—
Other	—	—	—	62	2	82	4

Subtotal	52,990	38,482	—	43,662	196	45,439	424
With An Allowance Recorded:
Commercial	7	7	1	10	—	22	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	105	—
Nonfarm nonresidential	8,150	4,728	671	2,615	6	7,266	12
Residential real estate:
Multi-family	4,221	4,221	64	4,235	55	4,246	102
1-4 Family	1,573	1,573	106	1,628	14	1,676	39
Consumer	—	—	—	4	—	13	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Subtotal	13,951	10,529	842	8,492	75	13,328	153

Total	$66,941	$49,011	$842	$52,154	$271	$58,767	$577

	As of December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,546	$1,978	$—	$2,359	$54	$2,447	$55
Commercial real estate:
Construction	4,714	4,100	—	5,488	3	6,340	6
Farmland	6,636	4,739	—	6,403	31	6,899	48
Nonfarm nonresidential	34,437	22,418	—	42,897	275	47,731	458
Residential real estate:
Multi-family	81	81	—	323	—	2,719	—
1-4 Family	18,496	15,266	—	21,844	131	26,156	417
Consumer	93	29	—	10	—	9	—
Agriculture	276	263	—	264	—	283	3
Other	367	122	—	180	2	330	9

Subtotal	67,646	48,996	—	79,768	496	92,914	996
With An Allowance Recorded:
Commercial	145	44	33	1,115	2	1,534	20
Commercial real estate:
Construction	—	—	—	665	5	863	11
Farmland	658	315	38	—	—	82	—
Nonfarm nonresidential	19,454	16,569	453	13,308	63	15,370	171
Residential real estate:
Multi-family	4,266	4,266	91	4,301	39	4,533	76
1-4 Family	1,791	1,771	136	1,749	19	1,907	38
Consumer	32	32	1	44	—	58	1
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—

Subtotal	26,346	22,997	752	21,182	128	24,347	317

Total	$93,992	$71,993	$752	$100,950	$624	$117,261	$1,313

Cash basis income recognized for the three and six months ended June 30, 2015 was $29,000 and $102,000, respectively, compared to $225,000 and $422,000 for the three and six months ended June 30, 2014.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2015 and December 31, 2014:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2015
Commercial
Rate reduction	$8	$69	$77
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	265	337	602
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,504	11,366	16,870
Principal deferral	655	—	655
Residential Real Estate:
Multi-family
Rate reduction	4,221	—	4,221
1-4 Family
Rate reduction	7,895	—	7,895

Total TDRs	$18,548	$15,006	$33,554

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2014
Commercial
Rate reduction	$14	$—	$14
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	268	3,379	3,647
Farmland
Principal deferral	—	2,365	2,365
Other
Rate reduction	8,622	13,894	22,516
Principal deferral	671	—	671
Residential Real Estate:
Multi-family
Rate reduction	4,266	—	4,266
1-4 Family
Rate reduction	8,112	—	8,112
Consumer
Rate reduction	32	—	32

Total TDRs	$21,985	$20,507	$42,492

At June 30, 2015 and December 31, 2014, 55% and 52%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $824,000 and $579,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2015, and December 31, 2014, respectively. The Company has committed to lend no additional amounts to customers as of June 30, 2015 and December 31, 2014 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three or six months ended June 30, 2015 or June 30, 2014. During the first six months of 2015 and 2014, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2015, and December 31, 2014:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Commercial	$1,548	$1,978	$—	$—
Commercial Real Estate:
Construction	747	3,831	—	—
Farmland	4,447	5,054	—	—
Nonfarm nonresidential	15,859	26,892	—	—
Residential Real Estate:
Multi-family	34	80	—	—
1-4 Family	7,330	8,925	92	151
Consumer	20	30	—	—
Agriculture	230	263	—	—
Other	—	122	—	—

Total	$30,215	$47,175	$92	$151

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2015
Commercial	$28	$—	$—	$1,548	$1,576
Commercial Real Estate:
Construction	—	—	—	747	747
Farmland	267	61	—	4,447	4,775
Nonfarm nonresidential	152	238	—	15,859	16,249
Residential Real Estate:
Multi-family	—	—	—	34	34
1-4 Family	1,442	335	92	7,330	9,199
Consumer	52	4	—	20	76
Agriculture	—	12	—	230	242
Other	—	—	—	—	—

Total	$1,941	$650	$92	$30,215	$32,898

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2014
Commercial	$86	$—	$—	$1,978	$2,064
Commercial Real Estate:
Construction	—	—	—	3,831	3,831
Farmland	400	14	—	5,054	5,468
Nonfarm nonresidential	241	318	—	26,892	27,451
Residential Real Estate:
Multi-family	—	—	—	80	80
1-4 Family	3,124	601	151	8,925	12,801
Consumer	109	47	—	30	186
Agriculture	—	—	—	263	263
Other	—	—	—	122	122

Total	$3,960	$980	$151	$47,175	$52,266

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2015, and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2015
Commercial	$68,226	$4,266	$—	$6,250	$—	$78,742
Commercial Real Estate:
Construction	31,715	5,582	—	1,717	—	39,014
Farmland	65,245	5,768	—	6,922	—	77,935
Nonfarm nonresidential	114,410	20,813	1,351	23,944	—	160,518
Residential Real Estate:
Multi-family	35,769	4,958	—	3,975	—	44,702
1-4 Family	162,179	18,719	69	25,597	—	206,564
Consumer	9,095	307	298	258	—	9,958
Agriculture	22,707	7,299	—	385	—	30,391
Other	497	—	—	—	—	497

Total	$509,843	$67,712	$1,718	$69,048	$—	$648,321

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2014
Commercial	$49,440	$5,063	$—	$6,433	$—	$60,936
Commercial Real Estate:
Construction	25,266	2,990	—	4,917	—	33,173
Farmland	61,672	7,922	—	7,825	—	77,419
Nonfarm nonresidential	111,426	21,017	3,747	39,262	—	175,452
Residential Real Estate:
Multi-family	31,526	6,039	—	4,326	—	41,891
1-4 Family	145,450	23,928	131	27,769	—	197,278
Consumer	10,115	537	311	384	—	11,347
Agriculture	25,816	704	—	446	—	26,966
Other	415	—	—	122	—	537

Total	$461,126	$68,200	$4,189	$91,484	$—	$624,999

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

Fair value of OREO is determined on an individual property basis. To determine the fair value of OREO for smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. If the internally evaluated market price is below our underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, we obtain a new appraisal of the subject property or have staff from our special assets group or in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. Subsequent reductions in fair value are recorded as non-interest expense when a new appraisal indicates a decline in value or in cases where a listing price is lowered below the appraised amount.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$16,303	$18,748
Farmland	231	669
Nonfarm nonresidential	14,664	14,860
Residential Real Estate:
Multi-family	3,864	4,988
1-4 Family	4,790	7,998

	39,852	47,263
Valuation allowance	(307)	(1,066)

	$39,545	$46,197

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$492	$208	$1,066	$230
Provision to allowance	2,330	400	2,630	650
Write-downs	(2,515)	(409)	(3,389)	(681)

Ending balance	$307	$199	$307	$199

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $2.1 million and $3.6 million at June 30, 2015 and December 31, 2014, respectively. Currently, $12.7 million of OREO property is subject to a contract for sale or letter of intent.

Net activity relating to other real estate owned during the three months ended June 30, 2015 and 2014 is as follows:

	For the Six Months Ended June 30,
	2015	2014
	(in thousands)
OREO Activity
OREO as of January 1	$46,197	$30,892
Real estate acquired	955	30,867
Valuation adjustment writedowns	(2,630)	(650)
Gain/(loss) on sale	43	54
Proceeds from sale of properties	(5,020)	(4,281)

OREO as of June 30	$39,545	$56,882

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net (gain) loss on sales	$(40)	$(54)	$(43)	$(54)
Provision to allowance	2,330	400	2,630	650
Operating expense	642	428	1,078	840

Total	$2,932	$774	$3,665	$1,436

Note 6 – Deposits

The following table shows ending deposit balances by category as of:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-interest bearing	$108,800	$114,910
Interest checking	84,627	91,086
Money market	110,529	109,734
Savings	35,942	36,430
Certificates of deposit	564,253	574,681

Total	$904,151	$926,841

Time deposits of $250,000 or more were $34.2 million and $34.4 million at June 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of all time deposits at June 30, 2015 were as follows (in thousands):

Year 1	$327,242
Year 2	159,912
Year 3	10,715
Year 4	13,874
Year 5	52,510
Thereafter	—

$564,253

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.79% at June 30, 2015 and 1.02% at December 31, 2014	$3,430	$15,752

Each advance is payable based upon the terms on agreement, with a prepayment penalty. New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2015 or 2014. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2015, our additional borrowing capacity with the FHLB was $23.8 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal evaluation less cost to sell. Our quarterly evaluations of OREO for impairment are driven by property type. For smaller dollar single family homes, we consult with internal real estate sales staff and external realtors, investors, and appraisers. Based on these consultations, we determine asking prices for OREO properties we are marketing for sale. If the internally evaluated fair value or asking price is below our recorded investment in the property, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Measurements at June 30, 2015 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$31,333	$—	$31,333	$—
Agency mortgage-backed: residential	110,303	—	110,303	—
State and municipal	7,142	—	7,142	—
Corporate bonds	2,329	—	2,329	—
Other debt securities	651	—	—	651

Total	$151,758	$—	$151,107	$651

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,443	$—	$35,443	$—
Agency mortgage-backed: residential	123,598	—	123,598	—
State and municipal	12,404	—	12,404	—
Corporate bonds	18,688	—	18,688	—
Other debt securities	658	—	—	658

Total	$190,791	$—	$190,133	$658

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2015 and 2014:

	Other Debt Securities
	2015	2014
	(in thousands)
Balances of recurring Level 3 assets at January 1	$658	$632
Total gain (loss) for the period:
Included in other comprehensive income (loss)	(7)	19

Balance of recurring Level 3 assets at June 30	$651	$651

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$7	$—	$—	$7
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	3,770	—	—	3,770
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,467	—	—	1,467
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	16,178	—	—	16,178
Farmland	230	—	—	230
Nonfarm nonresidential	14,551	—	—	14,551
Residential real estate:
Multi-family	3,834	—	—	3,834
1-4 Family	4,752	—	—	4,752

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$12	$—	$—	$12
Commercial real estate:
Construction	—	—	—	—
Farmland	278	—	—	278
Other	15,825	—	—	15,825
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,635	—	—	1,635
Consumer	31	—	—	31
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	18,325	—	—	18,325
Farmland	654	—	—	654
Other	14,525	—	—	14,525
Residential real estate:
Multi-family	4,875	—	—	4,875
1-4 Family	7,818	—	—	7,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5.2 million at June 30, 2015 with a valuation allowance of $742,000, resulting in no additional provision for loan losses for the three and six months ended June 30, 2015. Impaired loans had a carrying amount of $13.3 million with a valuation allowance of $1.6 million, with an additional provision of $5.2 million for the three and six months ended June 30, 2014. At December 31, 2014, impaired loans had a carrying amount of $18.4 million, with a valuation allowance of $622,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $39.5 million as of June 30, 2015, compared with $56.9 million at June 30, 2014 and $46.2 million at December 31, 2014. Fair value write-downs of $2.6 million and $650,000 were recorded on OREO for the six months ended June 30, 2015 and 2014, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$7	Market value approach	Adjustment for receivables and inventory discounts	11% - 14% (13%)
Impaired loans – Commercial real estate	$3,770	Sales comparison approach	Adjustment for differences between the comparable sales	2% - 17% (10%)
		Income approach	Discount or capitalization rate	8% - 10% (9%)
Impaired loans – Residential real estate	$1,467	Sales comparison approach	Adjustment for differences between the comparable sales	1% - 16% (7%)
Other real estate owned – Commercial real estate	$30,959	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 69% (22%) 8% - 20% (13%)
		Income approach	Discount or capitalization rate
Other real estate owned – Residential real estate	$8,586	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 15% (5%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Commercial	$12	Market value approach	Adjustment for receivables and inventory discounts	16% - 32% (24%)
Impaired loans – Commercial real estate	$16,103	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	0% - 62% (14%) 8% - 9% (8%)
Impaired loans – Residential real estate	$1,635	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 39% (11%)
Other real estate owned – Commercial real estate	$33,504	Sales comparison approach Income approach	Adjustment for differences between the comparable sales Discount or capitalization rate	0% - 45% (18%) 9% - 20% (13%)
Other real estate owned – Residential real estate	$12,693	Sales comparison approach	Adjustment for differences between the comparable sales	0% - 15% (6%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$71,390	$58,734	$12,656	$—	$71,390
Securities available for sale	151,758	—	151,107	651	151,758
Securities held to maturity	42,202	—	43,677	—	43,677
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	125	—	125	—	125
Loans, net	631,512	—	—	642,894	642,894
Accrued interest receivable	3,256	—	1,111	2,145	3,256
Financial liabilities
Deposits	$904,151	$108,800	$790,086	$—	$898,886
Securities sold under agreements to repurchase	1,265	—	1,265	—	1,265
Federal Home Loan Bank advances	3,430	—	3,438	—	3,438
Subordinated capital notes	4,500	—	—	4,351	4,351
Junior subordinated debentures	25,000	—	—	14,644	14,644
Accrued interest payable	2,977	—	564	2,413	2,977

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,180	$49,007	$31,173	$—	$80,180
Securities available for sale	190,791	—	190,133	658	190,791
Securities held to maturity	42,325	—	44,498	—	44,498
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	8,926	—	8,926	—	8,926
Loans, net	605,635	—	—	615,914	615,914
Accrued interest receivable	3,503	—	1,389	2,114	3,503
Financial liabilities
Deposits	$926,841	$114,910	$804,508	$—	$919,418
Securities sold under agreements to repurchase	1,341	—	1,341	—	1,341
Federal Home Loan Bank advances	15,752	—	15,758	—	15,758
Subordinated capital notes	4,950	—	—	4,765	4,765
Junior subordinated debentures	25,000	—	—	14,214	14,214
Accrued interest payable	2,858	—	751	2,107	2,858

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$34,095	$32,111
Allowance for loan losses	5,883	6,777
Other real estate owned write-down	9,379	10,000
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	670	668
Other than temporary impairment on securities	46	46
Net unrealized loss on securities	144	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	846	958
Amortization of non-compete agreements	13	14
Other	1,810	1,701

	53,786	53,175

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	236	264
Originated mortgage servicing rights	42	53
Net unrealized gain on securities	—	579
Other	669	703

	1,875	2,527

Net deferred tax assets before valuation allowance	51,911	50,648

Valuation allowance	(51,911)	(50,648)

Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of June 30, 2015.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. No tax benefit or expense was recognized for the six months ended June 30, 2015, and a tax benefit of $1.3 million was allocated to continuing operations for the six months ended June 30, 2014. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the six months ended June 30, 2015 or June 30, 2014 related to unrecognized tax benefits. On June 24, 2015, the Board of Directors approved the adoption of a tax benefits preservation plan designed to preserve the value of certain of the Company’s deferred tax assets primarily associated with net operating loss carryforwards (NOLs) under Section 382 of the Internal Revenue Code. NOLs can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company’s ability to use its NOLs would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company’s increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time. The plan is intended to reduce the likelihood of an “ownership change” occurring as a result of the buying and selling of the Company’s common stock.

In connection with the tax benefits preservation plan, the Company declared a dividend of one preferred stock purchase right for each share of common stock outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company’s board of directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, in its discretion, the Board of Directors may exempt certain transactions and certain persons whose acquisition of securities is determined by the board not to jeopardize the Company’s deferred tax assets.

The rights will expire upon the earlier of (i) June 29, 2018, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2011.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. The Porter Bancorp, Inc. 2006 Stock Incentive Plan permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the grant of stock awards. As of June 30, 2015, the Company had issued and outstanding 1,019,109 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 291,902 shares remaining available for issuance under the plan.

The Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan permits the issuance of up to 700,000 shares of the Company’s voting common stock upon the grant of stock awards. The Plan awards restricted shares having a fair market value of $25,000 annually to each non-employee director. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. The Company has issued and outstanding 115,740 unvested shares, net of forfeitures and vesting, to non-employee directors. At June 30, 2015, 185,774 shares remain available for issuance under this plan.

Upon the sale of our Series A preferred shares by the U.S. Treasury at a discount to face amount on December 4, 2014, restricted shares previously granted to senior executives became subject to permanent transfer restrictions. On March 25, 2015, the Compensation Committee modified the equity compensation arrangements with our four named executive officers to restore the incentive that was intended by including equity grants in their employment agreements. The Compensation Committee and the named executive officers mutually agreed to terminate 538,479 restricted shares that were subject to permanent restrictions on transfer. We then awarded 800,000 new service-based restricted shares to our named executive officers. The new awards were accounted for as a modification and vest over four years, with one-third of the shares vesting on each of the second, third and fourth anniversaries of the date of grant. The modification results in incremental compensation expense of approximately $233,000 and will be amortized in accordance with the vesting schedule.

The fair value of the 2015 unvested shares issued to employees was $712,000, or $0.89 per weighted-average share. The fair value of the 2015 unvested shares issued to directors was $125,000, or $1.08 per weighted-average share. The Company recorded $181,000 and $283,000 of stock-based compensation during the first six months of 2015 and 2014, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Six Months Ended June 30, 2015		Twelve Months Ended December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	770,440	$1.33	787,426	$1.56
Granted	800,000	0.89	122,220	0.93
Vested	(80,185)	1.81	(133,227)	2.20
Terminated	(450,994)	1.25	—	—
Forfeited	(20,152)	1.06	(5,979)	4.21

Outstanding, ending	1,019,109	$0.99	770,440	$1.33

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	5,052	$1.65	47,428	$1.69
Granted	115,740	1.08	166,668	0.90
Vested	(5,052)	1.65	(154,222)	0.98
Forfeited	—	—	(54,822)	1.29

Outstanding, ending	115,740	$1.08	5,052	$1.65

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2015 and beyond is estimated as follows (in thousands):

July 2015 – December 2015	$269
2016	257
2017	156
2018	149
2019 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted loss per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Net loss	$(2,130)	$(6,234)	$(1,536)	$(6,521)
Less:
Preferred stock dividends	—	789	—	1,574
Earnings allocated to unvested shares	(91)	(517)	(60)	(569)
Earnings allocated to Series C preferred	—	(176)	(209)	(203)

Net loss attributable to common shareholders, basic and diluted	$(2,039)	$(6,330)	$(1,267)	$(7,323)

Basic
Weighted average common shares including unvested common shares outstanding	25,687,579	13,293,226	25,554,292	13,256,911
Less:
Weighted average unvested common shares	1,098,072	979,211	990,545	931,092
Weighted average Series B preferred	—	—	1,343,735	—
Weighted average Series C preferred	—	332,894	—	332,894
Weighted average Series D preferred	—	—	2,140,774	—

Weighted average common shares outstanding	24,589,507	11,981,121	21,079,238	11,992,925

Basic loss per common share	$(0.08)	$(0.53)	$(0.06)	$(0.61)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—

Weighted average common shares and potential common shares	24,589,507	11,981,121	21,079,238	11,992,925

Diluted loss per common share	$(0.08)	$(0.53)	$(0.06)	$(0.61)

The Company had no outstanding stock options at June 30, 2015 or 2014. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2015 and 2014 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 and 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at June 30, 2015 and 2014, respectively, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement.

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

The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. As of June 30, 2015, the capital ratios required by the Consent Order had not been met.

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of June 30, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$72,471	10.25%	$56,542	8.00%
Bank	72,858	10.34	56,388	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	31,267	4.42	31,805	4.50
Bank	59,449	8.43	31,718	4.50
Tier I capital (to risk-weighted assets)
Consolidated	42,548	6.02	42,407	6.00
Bank	59,449	8.43	42,291	6.00
Tier I capital (to average assets)
Consolidated	42,548	4.25	40,039	4.00
Bank	59,449	5.95	39,988	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,595	10.61%	$55,483	8.00%
Bank	73,174	10.57	55,383	8.00
Tier I capital (to risk-weighted assets)
Consolidated	46,459	6.70	27,741	4.00
Bank	59,438	8.59	27,691	4.00
Tier I capital (to average assets)
Consolidated	46,459	4.51	41,193	4.00
Bank	59,438	5.78	41,143	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of June 30, 2015		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets	$72,858	10.34%	$84,582	12.00%
Tier I capital to average assets	59,449	5.95	89,973	9.00

At June 30, 2015, the Bank’s Tier 1 leverage ratio was 5.95%, and its total risk-based capital ratio was 10.34%, which are below the 9% and 12% minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company for the foreseeable future.

Note 13 – Contingencies

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $2.2 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. Aside from the amounts currently accrued, there is nothing that is reasonably probable. We disclose legal matters when we believe liability is reasonably possible and may be material to our consolidated financial statements.

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

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against the Company, the Bank, J. Chester Porter and Maria L. Bouvette in New York state court. The proceeding was removed to New York federal district court on January 16, 2013, and on February 27, 2013, SBAV LP filed an Amended Complaint. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky. SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY). The Amended Complaint alleges a violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff seeks damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when tendered by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees. On September 13, 2013, defendants filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against the Bank and dismissed the Bank from the case. The claims against the Company, the Estate of J. Chester Porter and Ms. Bouvette remain and have proceeded to discovery. On April 21, 2014, the Company filed a third-party complaint for contribution against SBAV’s investment adviser, the Clinton Group, Inc. On September 16, 2014, the Court dismissed the Third-Party Complaint, but held that, if proven, Clinton’s errors in conducting due diligence may lessen any recovery available to SBAV. Discovery is continuing. At the joint request of the parties, the Court vacated the previous schedule and trial date of October 20, 2015 in order to provide additional time for discovery and motion practice in the case. We dispute the material factual allegations made in SBAV’s complaint and intend to defend against SBAV’s claims vigorously.

Miller’s Health System Inc. Employee Stock Ownership Plan. On December 26, 2013, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank in U.S. District Court for the Northern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. (Civ. Action 3:13-CV-1400-PPS). The complaint alleges that in 2007 the Bank, in the capacity of trustee for the Miller’s Health System’s Inc. Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of Miller’s Health Systems, Inc. (“Miller’s Health”) in 2007 for $40 million, a price allegedly far in excess of the stock’s fair market value. The suit also alleges, among other things, that the Bank approved 100% seller financing for the transaction at an excessive rate of interest. On March 31, 2014, the Bank filed its answer, disputing the material factual allegations of the complaint. On April 10, 2014, the Bank filed a third-party complaint against Miller’s Health seeking to enforce its indemnity rights, as well as third party claims for contribution against named directors and officers of Miller’s Health. On March 12, 2015, the parties agreed to settle the litigation and executed a written settlement agreement on July 10, 2015. The Bank agreed to a settlement payment, which, to the extent not paid from insurance proceeds, had been previously reserved for. The court entered an agreed order ending the litigation on July 20, 2015.

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank’s responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. Discovery is in the early stages. A settlement conference has been set for December 15, 2015, and a trial date has been set for November 7, 2016. We intend to defend against DOL’s claims vigorously.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the ninth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of June 30, 2015, we had total assets of $979.3 million, total loans of $648.3 million, total deposits of $904.2 million and stockholders’ equity of $30.0 million.

The Company reported a net loss of $2.1 million and $1.5 million for the three and six months ended June 30, 2015, respectively, compared with a net loss of $6.2 million and $6.5 million for the same periods of 2014, respectively. After deductions for earnings allocated to participating securities, net loss attributable to common shareholders was $2.0 million and $1.3 million for the three and six months ended June 30, 2015, respectively, compared with net loss attributable to common shareholders of $6.3 million and $7.3 million for the three and six months ended June 30, 2014, respectively.

Basic and diluted loss per common share were ($0.08) and ($0.06) for the three and six months ended June 30, 2015, respectively, compared with basic and diluted loss per common share of ($0.53) and ($0.61) for the three and six months ended June 30, 2014, respectively.

The following significant items are of note for the six months ended June 30, 2015:

•

Net interest margin increased 17 basis points to 3.21% in the first six months of 2015 compared with 3.04% in the first six months of 2014. The increase in margin between periods was primarily due to a decrease in the cost of interest bearing liabilities from 1.15% in the first six months of 2014 to 0.89% in the first six months of 2015. The decrease in cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates. Average loans decreased 6.6% to $642.3 million in the first six months of 2015 compared with $687.9 million in the first six months of 2014. Net loans increased 2.2% to $631.5 million at June 30, 2015, compared with $617.9 million at June 30, 2014.

•

No provision for loan losses was recorded in the first six months of 2015, compared to $6.3 million for the first six months of 2014 because of improvements in asset quality and management’s assessment of risk in the loan portfolio. Net charge-offs of $2.6 million were recognized for the first six months of 2015, compared to $9.3 million for the six months ended June 30, 2014.

•

Non-performing loans decreased $17.0 million to $30.3 million at June 30, 2015, compared with $47.3 million at December 31, 2014. The decrease in non-performing loans was primarily due to $16.1 million in paydowns, as well as a decrease in loans moved to nonaccrual during the six months ended June 30, 2015 compared to the same period in 2014. Net charge-offs were $2.6 million for the six months ended June 30, 2015.

•

Loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $1.9 million at June 30, 2015 and loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $650,000 at June 30, 2015. Total loans past due and nonaccrual loans decreased to $32.9 million at June 30, 2015 from $52.3 million at December 31, 2014.

•

Non-interest income increased $2.4 million to $4.3 million compared with $1.9 million for the first six months of 2014 driven primarily by gains on the sales of securities totaling $1.7 million in the first six months of 2015, compared to $44,000 in the first six months of 2014, as well as an increase in OREO rental income of $704,000 between the two periods. The increase in OREO income is the result of several larger properties with tenants being transferred to OREO in the second quarter of 2014.

•

Non-interest expense increased $2.1 million to $20.4 million compared with $18.3 million for the first six months of 2014, primarily due to increased OREO expenses related to fair value write-downs of $2.6 million for the first six months of 2015, and an increase in professional fees of $920,000 related to legal fees and litigation expenses, offset by a decrease in loan collection expenses of $1.2 million.

•

Foreclosed properties were $39.5 million at June 30, 2015, compared with $46.2 million at December 31, 2014, and $56.9 million at June 30, 2014. During the first six months of 2015, the Company acquired $955,000 and sold $5.0 million of OREO. We incurred OREO losses totaling $2.6 million during the first six months of 2015, comprised of $2.6 million in fair value write-downs to reflect reductions in listing prices for certain properties as well as updated appraisals, offset by $43,000 in net gain on sales of OREO. OREO expense may be elevated in future periods given the current size of the OREO portfolio and as we work to sell these properties. Currently, $12.7 million of OREO property is subject to a contract for sale or letter of intent.

•	Our ratio of non-performing assets to total assets decreased to 7.13% at June 30, 2015, compared with 9.19% at December 31, 2014, and 9.69% at June 30, 2014.

•

Deposits decreased 2.4% to $904.2 million at June 30, 2015 compared with $926.8 million at December 31, 2014. Certificate of deposit balances decreased $10.4 million during the first six months of 2015 to $564.3 million at June 30, 2015, from $574.7 million at December 31, 2014. Demand deposits decreased 5.3% during the first six months of 2015 compared with December 31, 2014.

•

On February 25, 2015, shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 25,759,223 at June 30, 2015.

•

The Board of Directors approved the adoption of a tax benefits preservation plan designed to preserve the value of certain of the Company’s deferred tax assets primarily associated with net operating loss carryforwards (NOLs) under Section 382 of the Internal Revenue Code. At June 30, 2015 the Company’s net deferred tax asset totaled $51.9 million and was subject to a full valuation allowance. The plan is intended to reduce the likelihood of an “ownership change” occurring as a result of the buying and selling of the Company’s common stock. The tax benefits preservation plan is more fully described in Note 9 – “Income Taxes”.

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

We continue to work toward capital ratio compliance. As of June 30, 2015, the capital ratios required by the Consent order had not been met. The revised Consent Order also requires the Bank to continue to adhere to the plans implemented in response to the June 2011 Consent Order, and includes the substantive provisions of the June 2011 Consent Order. The revised Consent Order was included in our Current Report on 8-K filed on September 19, 2012.

At June 30, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

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

•

Continuing to improve our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

•	Executing on our commitment to improve credit quality and reduce loan concentrations and balance sheet risk.

•	We have reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $648.3 million at June 30, 2015.

•	We have reduced our construction and development loans to less than 75% of total risk-based capital at June 30, 2015.

•

We have reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans. These loans represented 248% of total risk-based capital at June 30, 2015, down from 262% at December 31, 2014.

•	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

•

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $955,000 in the first six months of 2015. However, nonaccrual loans totaled $30.2 million at June 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

•

We incurred OREO losses totaling $2.6 million during the first six months of 2015, comprised of $2.6 million in fair value write-downs to reflect reductions in listing prices for certain properties as well as updated appraisals, offset by $43,000 in net gain on sales of OREO. OREO expense may be elevated in future periods given the current size of the OREO portfolio and as we work to sell these properties.

•

To ensure we maximize the value we receive upon the sale of OREO, we continually evaluate sales opportunities. Proceeds from the sale of OREO totaled $5.0 million for the six months ended June 30, 2015, and $4.3 million for the six months ended June 30, 2014.

•

Real estate construction represents 41% of the OREO portfolio at June 30, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 37% of the OREO portfolio at June 30, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 12% of the portfolio at June 30, 2015 compared with 17% at December 31, 2014.

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

The Company’s liquid assets were $1.3 million at June 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecasted at approximately $1.0 million for 2015.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.5 million as of June 30, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2015, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2015, compared with the same period of 2014:

	For the Three Months Ended June 30,		Change from Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)
Gross interest income	$9,167	$10,166	$(999)	(9.8)%
Gross interest expense	1,828	2,552	(724)	(28.4)
Net interest income	7,339	7,614	(275)	(3.6)
Provision for loan losses	—	6,300	(6,300)	(100.0)
Non-interest income	1,565	949	616	64.9
Non-interest expense	11,034	9,804	1,230	12.5
Net income (loss) before taxes	(2,130)	(7,541)	5,411	(71.8)
Income tax benefit	—	(1,307)	1,307	(100.0)
Net income (loss)	(2,130)	(6,234)	4,104	(65.8)

Net loss before taxes for the three months ended June 30, 2015 totaled $2.1 million, compared with a net loss before taxes of $7.5 million for the comparable period of 2014.

Net interest income decreased $275,000 from the second quarter of 2014 and was adversely affected by the reduction in net interest earning assets as well as interest lost on nonaccrual loans in the second quarters of 2015 and 2014 of $464,000 and $948,000, respectively. No provision for loan losses was recorded in the first six months of 2015, compared to $6.3 million for the first six months of 2014 because of improvements in asset quality and management’s assessment of risk in the loan portfolio. The provision for loan losses of $6.3 million recorded in the second quarter of 2014 was primarily attributable to $5.2 million in commercial real estate loan charge-offs in the second quarter of 2014 associated with loans to a borrower with which the company reached a settlement agreement and transferred the commercial real estate securing the loans to OREO at estimated fair value less cost to sell. The charge-offs were in addition to reserves established through that time.

Non-interest income increased by $616,000 to $1.6 million from $949,000 in the second quarter of 2014, primarily due to increases in net gains on sales of securities and OREO rental income. Non-interest expense also increased during the period from $9.8 million to $11.0 million for the three months ended June 30, 2014 and 2015, respectively. This increase was primarily due to increases in OREO expenses of $2.2 million, offset by a reduction in loan collection expenses of $958,000. OREO expense was elevated during the second quarter of 2015 due to write-downs of $2.3 million resulting from declines in fair value of the real estate based upon reductions in listing prices for certain properties as well as updated appraisals. OREO expense may be elevated in future periods given the current size of the OREO portfolio and as we work to sell these properties. Additionally, nonaccrual loans totaled $30.2 million at June 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio. Loan collection expenses for the second quarter of 2014 included $860,000 of expense related to the settlement agreement with a borrower and acquisition of OREO, as noted above.

A tax benefit was recognized in the second quarter of 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended June 30, 2014, this resulted in $1.3 million of income tax benefit allocated to continuing operations. The June 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. There was no tax benefit recorded during the quarter ended June 30, 2015. Net loss after recognition of the tax benefit was $6.2 million for the second quarter of 2014.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2015, compared with the same period of 2014:

	For the Six Months Ended June 30,		Change from Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)
Gross interest income	$18,370	$20,063	$(1,693)	(8.4)%
Gross interest expense	3,741	5,149	(1,408)	(27.3)
Net interest income	14,629	14,914	(285)	(1.9)
Provision for loan losses	—	6,300	(6,300)	(100.0)
Non-interest income	4,261	1,864	2,397	128.6
Non-interest expense	20,426	18,306	2,120	11.6
Net loss before taxes	(1,536)	(7,828)	6,292	(80.4)
Income tax benefit	—	(1,307)	1,307	(100.0)
Net loss	(1,536)	(6,521)	4,985	(76.4)

Net loss before taxes for the six months ended June 30, 2015 totaled $1.5 million, compared with a net loss before taxes of $7.8 million for the comparable period of 2014. After the tax benefit recorded in the second quarter as noted above, net loss for the first six months 2014 was $6.5 million. Provision for loan losses expense decreased $6.3 million for the first six months of 2015 compared with the same period in 2014. Net charge-offs were $2.6 million for the six months ended June 30, 2015, compared to $9.3 million for the same period in 2014.

Net interest income decreased $285,000 from the first six months of 2014 and was adversely affected by a reduction in net interest earning assets as well as interest lost on nonaccrual loans in the first six months of 2015 and 2014 of $1.1 million and $2.1 million, respectively. Non-interest income increased by $2.4 million to $4.3 million from $1.9 million for the first six months of 2014, primarily due to increases in net gains on sales of securities and OREO rental income. Non-interest expense also increased during the period from $18.3 million to $20.4 million for the six months ended June 30, 2014 and 2015, respectively. This increase was primarily due to increases in OREO expenses of $2.2 million and professional fees of $920,000, offset by a decrease in loan collection expenses of $1.2 million. OREO expense was elevated during the first six months of 2015 due to writedowns of $2.6 million resulting from declines in fair value of the real estate based upon reductions in listing prices as well as updated appraisals. OREO expenses may be elevated in future periods given the current size of the OREO portfolio as we work to sell these properties. Additionally, nonaccrual loans totaled $30.2 million at June 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio. Professional fees are elevated for 2015 as a result of current litigation as described in Note 13 – “Contingencies”. Loan collection expenses for the first six months of 2014 included $860,000 of expense related to the settlement agreement with a borrower and acquisition of OREO, as noted above.

Net Interest Income – Our net interest income was $7.3 million for the three months ended June 30, 2015, a decrease of $275,000, or 3.6%, compared with $7.6 million for the same period in 2014. Net interest spread and margin were 3.13% and 3.21%, respectively, for the second quarter of 2015, compared with 3.01% and 3.13%, respectively, for the second quarter of 2014. Net average non-accrual loans were $33.4 million and $66.7 million for the second quarters of 2015 and 2014, respectively. Cost of funds decreased 28 basis points from 1.15% in the second quarter of 2014 to 0.87% for the second quarter of 2015.

Average loans receivable declined approximately $36.1 million for the quarter ended June 30, 2015 compared with the second quarter of 2014. This resulted in a decline in interest revenue of approximately $447,000 for the quarter ended June 30, 2015 compared with the prior year period.

Net interest margin increased eight basis points from our margin of 3.13% in the prior year second quarter. The yield on earning assets decreased 16 basis points from the second quarter of 2014, compared with a 28 basis point decline in rates paid on interest-bearing liabilities. The increase in net interest margin was offset by a decrease in earning assets which resulted in a $275,000 reduction in net interest income.

Net interest income was $14.6 million for the six months ended June 30, 2015, a decrease of $285,000, or 1.9%, compared with $14.9 million for the same period in 2014. Net interest spread and margin were 3.13% and 3.21%, respectively, for the first six months of 2015, compared with 2.93% and 3.04%, respectively, for the first six months of 2014. Net average non-accrual loans were $38.8 million and $79.0 million for the first six months of 2015 and 2014, respectively. Cost of funds decreased 26 basis points from 1.15% for the first six months of 2014 to 0.89% for the first six months of 2015.

Average loans receivable declined approximately $45.6 million for the six months ended June 30, 2015 compared with the first six months of 2014. This resulted in a decline in interest revenue of approximately $1.1 million for the six months ended June 30, 2015 compared with the prior year period.

Net interest margin increased 17 basis points from our margin of 3.04% in the first six months of 2014. The yield on earning assets decreased six basis points from the first six months of 2014, compared with a 26 basis point decline in rates paid on interest-bearing liabilities. The increase in net interest margin was offset by a decrease in earning assets which resulted in a $285,000 reduction in net interest income.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$641,857	$7,846	4.91%	$677,643	$8,572	5.07%
Securities
Taxable	171,608	1,010	2.36	181,706	1,215	2.68
Tax-exempt (3)	25,187	190	4.65	30,549	235	4.75
FHLB stock	7,323	72	3.94	7,323	89	4.87
Federal funds sold and other	84,710	49	0.23	94,195	55	0.23

Total interest-earning assets	930,415	9,167	4.00%	991,416	10,166	4.16%

Less: Allowance for loan losses	(18,035)			(25,326)
Non-interest earning assets	91,127			90,719

Total assets	$1,003,507			$1,056,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$581,786	$1,410	0.97%	$642,881	$2,133	1.33%
NOW and money market deposits	194,730	176	0.36	176,192	163	0.37
Savings accounts	36,217	21	0.23	37,277	23	0.25
Repurchase agreements	951	1	0.42	2,199	1	0.18
FHLB advances	3,487	24	2.76	4,751	32	2.70
Junior subordinated debentures	29,721	196	2.65	30,621	200	2.62

Total interest-bearing liabilities	846,892	1,828	0.87%	893,921	2,552	1.15%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,107			109,814
Other liabilities	10,738			15,463

Total liabilities	969,737			1,019,198
Stockholders’ equity	33,770			37,611

Total liabilities and stockholders’ equity	$1,003,507			$1,056,809

Net interest income		$7,339			$7,614

Net interest spread			3.13%			3.01%

Net interest margin			3.21%			3.13%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $33.4 million and $66.7 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$642,269	$15,601	4.90%	$687,857	$16,893	4.95%
Securities
Taxable	175,146	2,136	2.46	179,654	2,388	2.68
Tax-exempt (3)	25,967	393	4.70	30,816	476	4.79
FHLB stock	7,323	146	4.02	8,204	191	4.69
Other equity securities	—	—	—	43	—	—
Federal funds sold and other	82,505	94	0.23	98,644	115	0.24

Total interest-earning assets	933,210	18,370	4.02%	1,005,218	20,063	4.08%

Less: Allowance for loan losses	(18,646)			(26,573)
Non-interest earning assets	92,948			86,506

Total assets	$1,007,512			$1,065,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$585,327	$2,906	1.00%	$656,500	$4,324	1.33%
NOW and money market deposits	194,431	352	0.37	171,335	310	0.36
Savings accounts	36,336	41	0.23	37,091	46	0.25
Repurchase agreements	990	1	0.20	2,277	2	0.18
FHLB advances	3,719	51	2.77	4,569	65	2.87
Junior subordinated debentures	29,834	390	2.64	30,734	402	2.64

Total interest-bearing liabilities	850,637	3,741	0.89%	902,506	5,149	1.15%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,156			110,191
Other liabilities	10,849			15,151

Total liabilities	973,642			1,027,848
Stockholders’ equity	33,870			37,303

Total liabilities and stockholders’ equity	$1,007,512			$1,065,151

Net interest income		$14,629			$14,914

Net interest spread			3.13%			2.93%

Net interest margin			3.21%			3.04%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $38.8 million and $79.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2015 vs. 2014			Six Months Ended June 30 2015 vs. 2014
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(279)	$(447)	$(726)	$(182)	$(1,110)	$(1,292)
Securities	(148)	(102)	(250)	(212)	(123)	(335)
FHLB stock	(17)	—	(17)	(25)	(20)	(45)
Other equity securities	—	—	—	—	—	—
Federal funds sold and other	—	(6)	(6)	(3)	(18)	(21)

Total increase (decrease) in interest income	(444)	(555)	(999)	(422)	(1,271)	(1,693)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(534)	(189)	(723)	(984)	(434)	(1,418)
NOW and money market accounts	(4)	17	13	—	42	42
Savings accounts	(1)	(1)	(2)	(4)	(1)	(5)
Federal funds purchased and repurchase agreements	1	(1)	—	—	(1)	(1)
FHLB advances	1	(9)	(8)	(2)	(12)	(14)
Junior subordinated debentures	2	(6)	(4)	—	(12)	(12)

Total increase (decrease) in interest expense	(535)	(189)	(724)	(990)	(418)	(1,408)

Increase (decrease) in net interest income	$91	$(366)	$(275)	$568	$(853)	$(285)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Service charges on deposit accounts	$475	$487	$884	$955
Bank card interchange fees	229	205	432	366
Other real estate owned rental income	372	18	729	25
Net gain on sales of securities	199	2	1,696	46
Other	290	237	520	472

Total non-interest income	$1,565	$949	$4,261	$1,864

Non-interest income for the second quarter ended June 30, 2015 increased by $616,000, or 64.9%, compared with the second quarter of 2014. For the six months ended June 30, 2015, non-interest income increased by $2.4 million, or 128.6% to $4.3 million compared with $1.9 million for the same period of 2014.

The increase in non-interest income between the three month comparative periods was primarily due to a $197,000 increase in net gain on sales of investment securities, as well as an increase in OREO rental income. The increase in non-interest income between the six month comparative periods was also primarily due to a $1.7 million increase in net gain on sales of investment securities, as well as an increase in OREO income.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Salary and employee benefits	$4,028	$3,949	$7,875	$7,690
Occupancy and equipment	828	896	1,698	1,788
Professional fees	714	484	1,693	773
FDIC insurance	564	571	1,134	1,111
Data processing expense	278	280	582	549
State franchise and deposit tax	285	405	570	830
Other real estate owned expense	2,932	774	3,665	1,436
Loan collection expense	291	1,249	574	1,788
Other	1,114	1,196	2,635	2,341

Total non-interest expense	$11,034	$9,804	$20,426	$18,306

Non-interest expense for the second quarter ended June 30, 2015 increased $1.2 million, or 12.5%, compared with the second quarter of 2014. For the six months ended June 30, 2015, non-interest expense increased $2.1 million, or 11.6% to $20.4 million compared with $18.3 million for the first six months of 2014. The increases in non-interest expense for the second quarter and six months ended June 30, 2015 were primarily attributable to increased OREO expenses due to fair value write-downs and increased professional fees, offset by decreases in loan collection expenses.

Income Tax Expense – No income tax expense was recorded for the first six months of 2015; an income tax benefit of $1.3 million was recorded for the six months ended June 30, 2014. Our June 30, 2014 tax benefit was entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The income tax effect on net loss before taxes for the six months ended June 30, 2015, increased our deferred tax assets and related valuation allowance by $833,000. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Federal statutory rate times financial statement income	$(745)	$(2,640)	$(537)	$(2,740)
Effect of:
Valuation allowance	833	2,691	539	2,879
Tax-exempt income	(66)	(80)	(136)	(162)
Tax benefit from OCI components	—	(1,307)	—	(1,307)
Non-taxable life insurance income	(33)	(22)	(57)	(48)
Other, net	11	51	191	71

Total	$—	$(1,307)	$—	$(1,307)

Analysis of Financial Condition

Total assets decreased $38.6 million, or 3.8%, to $979.3 million at June 30, 2015, from $1.018 billion at December 31, 2014. This decrease was primarily attributable to a decrease in available for sale securities of $39.0 million, the sale of our loans held for sale of $8.8 million, and a decrease in OREO of $6.7 million, offset by an increase of $25.9 million in net loans receivable. The decrease in available for sale securities was driven by management’s decision during the first six months of 2015 to reduce interest rate risk and credit risk in the available for sale securities portfolio by selling various securities, which resulted in a net gain on sale of approximately $1.7 million. The increase in net loans was due to loan funding outpacing loan payoffs. The decrease in OREO was due sales outpacing additions to the portfolio during the period as well as writedowns resulting from declines in fair value of the real estate based upon reductions in listing prices as well as updated appraisals.

Loans Receivable – Loans receivable increased $23.3 million, or 3.7%, during the six months ended June 30, 2015 to $648.3 million. The increase in loans receivable was attributable to loan funding outpacing loan payoffs by approximately $26.9 million, offset by net charge-offs of $2.6 million and transfers to OREO of $955,000.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $67.5 million at June 30, 2015 and $71.1 million at December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$78,742	12.13%	$60,936	9.75%
Commercial Real Estate
Construction	39,014	6.02	33,173	5.31
Farmland	77,935	12.02	77,419	12.39
Nonfarm nonresidential	160,518	24.76	175,452	28.07
Residential Real Estate
Multi-family	44,702	6.90	41,891	6.70
1-4 Family	206,564	31.86	197,278	31.56
Consumer	9,958	1.54	11,347	1.82
Agriculture	30,391	4.69	26,966	4.31
Other	497	0.08	537	0.09

Total loans	$648,321	100.0%	$624,999	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2015		March 31, 2015		December 31, 2014
	Loans	% to Total	Loans	% to Total	Loans	% to Total
				(dollars in thousands)
Pass	$509,843	78.6%	$480,545	76.0%	$461,126	$73.8%
Watch	67,712	10.4	76,876	12.1	68,200	10.9
Special Mention	1,718	0.3	1,110	0.2	4,189	0.7
Substandard	69,048	10.7	73,897	11.7	91,484	14.6
Doubtful	—	—	—	—	—	—

Total	$648,321	100.0%	$632,428	100.0%	$624,999	$100.0%

Our loans receivable have increased $23.3 million, or 3.7%, during the six months ended June 30, 2015. All loan risk categories (other than pass loans) have decreased since December 31, 2014. The pass category increased approximately $48.7 million, the watch category decreased approximately $488,000, the special mention category decreased approximately $2.5 million, and the substandard category decreased approximately $22.4 million. The $22.4 million decrease in loans classified as substandard was primarily driven by $23.1 million in principal payments received, $955,000 in migration to OREO, $3.4 million in loans upgraded from substandard, and $3.5 million in charge-offs, offset by $8.5 million in loans moved to substandard during the six months ended June 30, 2015.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2015	March 31, 2015	December 31, 2014
		(in thousands)
Past Due Loans:
30-59 Days	$1,941	$4,370	$3,960
60-89 Days	650	1,769	980
90 Days and Over	92	18	151

Total Loans Past Due 30-90+ Days	2,683	6,157	5,091
Nonaccrual Loans	30,215	36,500	47,175

Total Past Due and Nonaccrual Loans	$32,898	$42,657	$52,266

During the six months ended June 30, 2015, nonaccrual loans decreased by $17.0 million to $30.2 million. This decrease was due primarily paydowns of $16.1 million, charge-offs of $3.0 million, and $945,000 transferred to OREO, offset by $3.8 million in loans moved to nonaccrual status. During the six months ended June 30, 2015, loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $1.9 million at June 30, 2015. Loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $650,000 at June 30, 2015. This represents a $2.3 million decrease from December 31, 2014 to June 30, 2015, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$92	$151
Nonaccrual loans	30,215	47,175

Total non-performing loans	30,307	47,326
Real estate acquired through foreclosure	39,545	46,197
Other repossessed assets	—	—

Total non-performing assets	$69,852	$93,523

Non-performing loans to total loans	4.67%	7.57%
Non-performing assets to total assets	7.13%	9.19%
Allowance for non-performing loans	$1,194	$1,253
Allowance for non-performing loans to non-performing loans	3.94%	2.65%

At June 30, 2015, nonperforming loans were $30.3 million, or 4.67% of total loans, compared with $47.3 million, or 7.57% of total loans at December 31, 2014, and $44.4 million, or 6.90% of total loans at June 30, 2014. Net loan charge-offs in the first six months of 2015 totaled $2.6 million compared to $9.3 million for the first six months of 2014.

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

At June 30, 2015, we had 45 restructured loans totaling $33.6 million compared with 52 restructured loans totaling $42.5 million at December 31, 2014. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, three loans totaling approximately $3.9 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $945,000 of commercial loans. At June 30, 2015, $18.6 million of our restructured loans were accruing and $15.0 million were on nonaccrual compared with $22.0 million and $20.5 million, respectively, at December 31, 2014. There were no new TDRs during the first six months of 2015 or 2014.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Total non-performing loans	$30,307	$47,326
TDRs on accrual	18,548	21,985

Total non-performing loans and TDRs on accrual	$48,855	$69,311
Real estate acquired through foreclosure	39,545	46,197
Other repossessed assets	—	—

Total non-performing assets and TDRs on accrual	$88,400	$115,508

Total non-performing loans and TDRs on accrual to total loans	7.54%	11.09%
Total non-performing assets and TDRs on accrual to total assets	9.03%	11.35%

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

At June 30, 2015 and December 31, 2014, TDRs totaled $33.6 million and $42.5 million, respectively. During the six months ended June 30, 2015, TDRs were reduced as a result of $7.6 million in payments along with charge-offs of $1.1 million.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2015 and 2014, and for the year ended December 31, 2014 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
	(in thousands)
Balance at beginning of period	$18,597	$25,415	$19,364	$28,124	$28,124
Loans charged-off:
Real estate	2,033	7,942	2,884	10,724	17,943
Commercial	99	308	474	454	1,099
Consumer	62	51	130	179	354
Agriculture	37	21	70	30	30
Other	33	1	33	18	—

Total charge-offs	2,264	8,323	3,591	11,405	19,426

Recoveries
Real estate	131	1,540	542	1,739	2,726
Commercial	295	144	401	232	614
Consumer	34	35	60	111	213
Agriculture	2	3	3	9	13
Other	14	19	30	23	—

Total recoveries	476	1,741	1,036	2,114	3,566

Net charge-offs	1,788	6,582	2,555	9,291	15,860

Provision for loan losses	—	6,300	—	6,300	7,100

Balance at end of period	$16,809	$25,133	$16,809	$25,133	$19,364

Allowance for loan losses to period-end loans	2.59%	3.91%	2.59%	3.91%	3.10%
Net charge-offs to average loans (annualized)	1.12%	3.90%	0.80%	2.72%	2.39%
Allowance for loan losses to non-performing loans	55.46%	56.64%	55.46%	56.64%	40.92%
Allowance for loan losses for loans individually evaluated for impairment	$842	$1,753	$842	$1,753	$752
Loans individually evaluated for impairment	49,011	79,742	49,011	79,742	71,993
Allowance for loan losses to loans individually evaluated for impairment	1.72%	2.20%	1.72%	2.20%	1.04%
Allowance for loan losses for loans collectively evaluated for impairment	$15,967	$23,380	$15,967	$23,380	$18,612
Loans collectively evaluated for impairment	599,310	563,288	599,310	563,288	553,006
Allowance for loan losses to loans collectively evaluated for impairment	2.66%	4.15%	2.66%	4.15%	3.37%

Our loan loss reserve, as a percentage of total loans at June 30, 2015, decreased to 2.59% from 3.91% at June 30, 2014, and from 3.10% at December 31, 2014. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends. Our allowance for loan losses to non-performing loans was 55.46% at June 30, 2015, compared with 40.92% at December 31, 2014, and 56.64% at June 30, 2014. Net charge-offs in the first six months of 2015 totaled $2.6 million of which $1.9 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Commercial	$73	$485	$1,616
Commercial Real Estate	1,395	11,878	20,045
Residential Real Estate	947	3,339	7,212
Consumer	70	167	507
Agriculture	67	17	(124)
Other	3	(26)	—

Total net charge-offs	$2,555	$15,860	$29,256

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was $1.2 million or 3.94% at June 30, 2015 compared with $1.3 million or 2.65% at December 31, 2014, and $1.5 million or 3.28% at June 30, 2014 as non-performing loan trends continue to improve.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$42,316	$22,444	$65,899	$24,633
Prior charge-offs	(14,838)	(2,716)	(17,758)	(3,249)

Recorded investment	27,478	19,728	48,141	21,384
Allocated allowance	(671)	(170)	(491)	(227)

Recorded investment, less allocated allowance	$26,807	$19,558	$47,650	$21,157

Recorded investment, less allocated allowance/ Unpaid principal balance	63.35%	87.14%	72.31%	85.89%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment and allocated allowance were 63.35% and 87.14% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2015.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	June 30, 2015			March 31, 2015			December 31, 2014
	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total
Commercial	$77,187	$1,945	2.52%	$75,277	$2,044	2.72%	$58,914	$2,013	3.42%
Commercial real estate	249,989	8,542	3.42	241,286	10,629	4.41	237,903	10,440	4.39
Residential real estate	231,538	4,890	2.11	220,229	5,021	2.28	217,785	5,560	2.55
Consumer	9,938	226	2.27	10,799	243	2.25	11,286	273	2.42
Agriculture	30,161	359	1.19	28,441	391	1.37	26,703	319	1.19
Other	497	5	1.01	1,097	15	1.37	415	7	1.69

Total	$599,310	$15,967	2.66%	$577,129	$18,343	3.18%	$553,006	$18,612	3.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 2.66% at June 30, 2015 from 4.15% at June 30, 2014 and 3.37% at December 31, 2014. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – Because of ongoing improvements in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded in the first six months of 2015, compared to $6.3 million in the first six months of 2014. All loan risk categories (other than pass loans) have decreased since December 31, 2014. The pass category increased approximately $48.7 million, the watch category decreased approximately $488,000, the special mention category declined approximately $2.5 million, and the substandard category declined approximately $22.4 million. The decrease in the allowance is consistent with the decrease in our classified loans by $69.7 million from June 30, 2014 to June 30, 2015 and our loan charge-off trends. Net charge-offs were $2.6 million for the six months ended June 30, 2015, compared with $9.3 million for June 30, 2014. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2015 were $39.5 million compared with $56.9 million at June 30, 2014 and $46.2 million at December 31, 2014. See “Note 5—Other Real Estate Owned,” of the notes to the financial statements. During the first six months of 2015, we acquired $955,000 of OREO properties, and sold properties totaling approximately $5.0 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $3.7 million for the six months ended June 30, 2015, compared with $1.4 million for the same period of 2014. During the six months ended June 30, 2015, fair value write-downs of $2.6 million were recorded to reflect declines in the fair value of the real estate based upon reductions in listing prices for certain properties as well as updated appraisals, compared with $650,000 for the six months ended June 30, 2014.

OREO expenses may be elevated in future periods given the current size of the OREO portfolio as we work to sell these properties. Additionally, nonaccrual loans totaled $30.2 million at June 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

Liabilities – Total liabilities at June 30, 2015 were $949.3 million compared with $984.5 million at December 31, 2014, a decrease of $35.2 million, or 3.6%. This decrease was primarily attributable to a decrease in Federal Home Loan Bank advances of $12.3 million, and a decrease in deposits of $22.7 million from $926.8 million at December 31, 2014 to $904.2 million at June 30, 2015. Federal Home Loan Bank advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months Ended June 30, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$112,156		$113,150
Interest checking	88,701	0.13%	83,504	0.15%
Money market	105,730	0.56	96,194	0.55
Savings	36,336	0.23	36,803	0.24
Certificates of deposit	585,327	1.00	632,020	1.29

Total deposits	$928,250	0.72%	$961,671	0.92%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months Ended June 30, 2015		For the Year Ended December 31, 2014
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$319,814	0.97%	$354,250	1.22%
$100,000 or more	265,513	1.04	277,770	1.37

Total	$585,327	1.00%	$632,020	1.29%

The following table shows at June 30, 2015 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period
Three months or less	$54,054
Three months through six months	53,504
Six months through twelve months	42,637
Over twelve months	106,377

Total	$256,572

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our available for sale investment portfolio totaled $151.8 million at June 30, 2015 and within that portfolio, $66.4 million of our securities currently have an unrealized loss of $1.1 million.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2015, our additional borrowing capacity with the FHLB was $23.8 million. Any new advances are limited to a one year maturity or less. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding for the Company include dividends paid by the Bank and financing obtained in the capital markets. During 2011, Porter Bancorp contributed $13.1 million to its subsidiary, the Bank, which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. The Company’s liquid assets decreased from $20.3 million at December 31, 2010, to $1.3 million at June 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. Ongoing cash operating expenses of the parent company are expected to be approximately $1.0 million for 2015. We have elected to defer payments on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. Therefore, we will not be able to pay cash dividends on our common shares until such time that we have paid all deferred distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters (through September 30, 2016), we must pay all deferred interest or we will be in default. At June 30, 2015, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.5 million.

Stockholders’ equity decreased $3.4 million to $30.0 million at June 30, 2015, compared with $33.5 million at December 31, 2014 due to current year net loss of $1.5 million, and a decrease in the fair value of our available for sale securities portfolio of $2.1 million.

On February 25, 2015, shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 25,759,223 at June 30, 2015.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. In addition, the Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				June 30, 2015		December 31, 2014
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank
Tier 1 Capital	6.0%	8.0%	N/A	6.02%	8.43%	6.70%	8.59%
Common equity Tier I capital	4.5	6.5	N/A	4.42	8.43	N/A	N/A
Total risk-based capital	8.0	10.0	12.0%	10.25	10.34	10.61	10.57
Tier 1 leverage ratio	4.0	5.0	9.0	4.25	5.95	4.51	5.78

At June 30, 2015, the Bank’s Tier 1 leverage ratio was 5.95%, and its total risk-based capital ratio was 10.34%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was liability sensitive at June 30, 2015 and December 31, 2014. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 2.09% at June 30, 2015, compared with a decrease of 3.15% at December 31, 2014, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 3.68% at June 30, 2015, compared with a decrease of 5.86% at December 31, 2014, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2015, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,052)	(3.68)%
+ 100 basis points	(599)	(2.09)

We did not run a model simulation for declining interest rates as of June 30, 2015 because the Federal Reserve effectively lowered the federal funds target rate from between 0.00% to 0.25% in December 2008. Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of June 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

During the fourth quarter of 2014, we took steps to resolve the material weakness by changing our controls, procedures, and processes for recording other real estate owned at estimated fair value less cost to sell, as discussed above. Notwithstanding the steps taken during the fourth quarter of 2014, the identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Transfers to other real estate owned totaled $955,000 for the six months ended June 30, 2015. Given this relatively low level of activity and our ongoing evaluation, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 22, 2015, the board of directors of Porter Bancorp, Inc. adopted a proposed amendment to the Company’s articles of incorporation that will be submitted for the approval of the Company’s shareholders at a special meeting expected to be held in September 2015.

The proposed amendment, referred to as the “NOL Protective Amendment,” is intended to assist in protecting the long-term value of the Company’s accumulated tax benefits by limiting direct or indirect transfers of our common shares that could result in an “ownership change” under Section 382 of the Internal Revenue Code, which would impair those tax benefits. The proposed NOL Protective Amendment includes a mechanism to block the impact of such transfers while allowing purchasers to receive their money back from prohibited purchases.

As June 30, 2015, the Company had approximately $51.9 million of net deferred tax assets related to net operating losses that we have generated but not yet realized for federal tax purposes. If an ownership change were to occur, the limitations imposed by Section 382 could result in a material amount of our tax benefits expiring unused. This would significantly impair the value of our tax benefits.

In connection with the adoption of the proposed NOL Protective Amendment, the board of directors also amended the Company’s Tax Benefits Preservation Plan to provide that the Plan will no longer expire if the proposed amendment is approved by shareholders. Because there are limitations on the ability of the NOL Protective Amendment to prevent an ownership change, and the Tax Benefits Preservation Plan may deter, but ultimately cannot block, transfers of our common shares that might result in an ownership change, the Board believes that both measures are needed to help prevent an ownership change under Section 382 that would materially inhibit our ability to use our tax assets to reduce our future income tax liability.

As amended, the Tax Benefits Preservation Plan provides that the Rights created by and distributed to shareholders pursuant to the Plan will expire on the earliest of:

•	June 29, 2018;

•	the time at which all Rights are redeemed or exchanged;

•	the first day of a taxable year of the Company as to which the Board determines that no Tax Benefits may be carried forward;

•

a date on which the Board determines that a limitation on the use of the Tax Benefits under Section 382 would no longer be material to the Company, provided that such date is prior to public disclosure that a person became an Acquiring Person; and

•	the repeal or amendment of Section 382 or any successor statute, if the Board determines that the Plan is no longer necessary for the preservation of Tax Benefits.

The Company’s Current Report on Form 8-K filed on June 29, 2015 includes a detailed description of the terms of the Tax Benefits Preservation Plan. The Tax Benefits Preservation Plan, is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q and Amendment No. 1 to the Plan filed on August 5, 2015 is included as Exhibit 4.2.

Additional Information for Shareholders

Porter Bancorp will distribute a proxy statement and other related information to its shareholders in connection with the special meeting of shareholders at which the proposed NOL Protective Amendment will be considered. Investors and security holders are urged to read the proxy statement when it becomes available (and any other documents filed with the SEC in connection with the special meeting or incorporated by reference into the proxy statement) because such documents will contain important information regarding the proposed NOL Protective Amendment. Investors and security holders may obtain free copies of these and other documents filed with the SEC on the SEC’s website at http://www.sec.gov. Investors and security holders may also obtain free copies of the documents filed with the SEC by Porter Bancorp at the Company’s website at http://www.pbibank.com or by contacting Phillip Barnhouse by telephone at (502) 499-4800.

Porter Bancorp and its directors and executive officers may be deemed to be participants in the solicitation of proxies from the Company’s shareholders in connection with the proposed NOL Protective Amendment. Information about the directors and executive officers of Porter Bancorp is set forth in the proxy statement for the Company’s 2015 annual meeting of shareholders filed with the SEC on April 20, 2015. Additional information regarding the interests of these participants and other persons who may be deemed participants may be obtained by reading the proxy statement regarding the proposed NOL Protective Amendment when the proxy statement becomes available.

Item 6. Exhibits

(a) Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between Porter Bancorp, Inc. and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015.

10.1	Porter Bancorp, Inc. 2015 Incentive Compensation Bonus Plan incorporated by reference in the Definitive Proxy Statement filed April 17, 2015.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 5, 2015	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 5, 2015	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer