Form 10-Q
period 2015-09-30
Porter Bancorp, Inc.
filed 2015-11-12
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33033

PORTER BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

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

20,091,205 shares of Common Stock and 6,858,000 shares of Non-Voting Common Stock, no par value, were outstanding at October 31, 2015.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2015 and December 31, 2014

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014

Unaudited Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2015

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$6,540	$14,169
Interest bearing deposits in banks	73,940	66,011
Cash and cash equivalents	80,480	80,180
Securities available for sale	146,837	190,791
Securities held to maturity (fair value of $44,244 and $44,498, respectively)	42,138	42,325
Loans held for sale	71	8,926
Loans, net of allowance of $14,198 and $19,364, respectively	610,216	605,635
Premises and equipment, net	19,109	19,507
Other real estate owned	29,177	46,197
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	9,381	9,167
Accrued interest receivable and other assets	6,748	7,938
Total assets	$951,480	$1,017,989

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$106,160	$114,910
Interest bearing	771,733	811,931
Total deposits	877,893	926,841
Repurchase agreements	—	1,341
Federal Home Loan Bank advances	3,255	15,752
Accrued interest payable and other liabilities	11,249	10,640
Subordinated capital note	4,275	4,950
Junior subordinated debentures	21,000	25,000
Total liabilities	917,672	984,524
Stockholders’ equity
Preferred stock, no par
Series B - 0 and 40,536 issued and outstanding, respectively	—	2,229
Series D - 0 and 64,580 issued and outstanding, respectively	—	3,552
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	8,552
Common stock, no par, 86,000,000 shares authorized, 20,091,205 and 14,890,514 voting, and 6,858,000 and 0 non-voting shares issued and outstanding, respectively	120,699	113,238
Additional paid-in capital	23,522	21,442
Retained deficit	(110,207)	(107,595)
Accumulated other comprehensive loss	(2,977)	(2,172)
Total common stockholders’ equity	31,037	24,913
Total stockholders' equity	33,808	33,465
Total liabilities and stockholders’ equity	$951,480	$1,017,989

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$7,895	$8,201	$23,496	$25,094
Taxable securities	986	1,265	3,122	3,653
Tax exempt securities	187	231	580	707
Fed funds sold and other	111	117	351	423
	9,179	9,814	27,549	29,877
Interest expense
Deposits	1,476	2,245	4,775	6,925
Federal Home Loan Bank advances	23	31	74	96
Subordinated capital note	40	47	123	144
Junior subordinated debentures	158	153	465	458
Federal funds purchased and other	—	1	1	3
	1,697	2,477	5,438	7,626
Net interest income	7,482	7,337	22,111	22,251
Provision (negative provision) for loan losses	(2,200)	—	(2,200)	6,300
Net interest income after provision (negative provision) for loan losses	9,682	7,337	24,311	15,951

Non-interest income
Service charges on deposit accounts	492	535	1,376	1,490
Bank card interchange fees	212	209	644	575
Other real estate owned rental income	380	5	1,109	30
Net gain on sales of securities	—	46	1,696	92
Gain on extinguishment of junior subordinated debt	883	—	883	—
Other	243	262	763	734
	2,210	1,057	6,471	2,921
Non-interest expense
Salaries and employee benefits	3,920	4,041	11,795	11,731
Occupancy and equipment	815	857	2,513	2,645
Professional fees	620	361	2,313	1,134
FDIC Insurance	539	571	1,673	1,682
Data processing expense	278	269	860	818
State franchise and deposit tax	285	405	855	1,235
Other real estate owned expense	5,131	560	8,796	1,996
Loan collection expense	321	858	895	2,646
Other	1,059	1,359	3,694	3,700
	12,968	9,281	33,394	27,587
Loss before income taxes	(1,076)	(887)	(2,612)	(8,715)
Income tax benefit	—	(38)	—	(1,345)
Net loss	(1,076)	(849)	(2,612)	(7,370)
Less:
Dividends on preferred stock	—	786	—	2,361
Loss allocated to participating securities	(45)	(162)	(338)	(928)
Net loss attributable to common shareholders	$(1,031)	$(1,473)	$(2,274)	$(8,803)
Basic and diluted loss per common share	$(0.04)	$(0.12)	$(0.10)	$(0.73)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,076)	$(849)	$(2,612)	$(7,370)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain arising during the period	1,227	155	794	3,936
Amortization during the period of net unrealized loss transferred to held to maturity	33	82	97	149
Reclassification adjustment for gains included in net income	—	(46)	(1,696)	(92)
Net unrealized gain (loss) recognized in comprehensive income	1,260	191	(805)	3,993
Tax effect	—	(38)	—	(1,345)
Other comprehensive income (loss)	1,260	153	(805)	2,648

Comprehensive income (loss)	$184	$(696)	$(3,417)	$(4,722)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Nine Months Ended September 30,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
	Common			Preferred					Preferred				Common

	Common	Non-Voting Common	Total Common	Series B	Series D	Series E	Series F	Common and Non-Voting Common	Series B	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Loss	Total

Balances, January 1, 2015	14,890,514	—	14,890,514	40,536	64,580	6,198	4,304	$113,238	$2,229	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465
Issuance of unvested stock	915,740	—	915,740	—	—	—	—	—	—	—	—	—	—	—	—	—
Terminated stock	(538,479)	—	(538,479)	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(30,170)	—	(30,170)	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	313	—	—	313
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,612)	—	(2,612)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(805)	(805)
Conversion of preferred stock to common and non-voting common stock	4,053,600	6,458,000	10,511,600	(40,536)	(64,580)	—	—	5,781	(2,229)	(3,552)	—	—	—	—	—	—
Debt to equity exchange	800,000	400,000	1,200,000	—	—	—	—	1,680	—	—	—	—	1,767	—	—	3,447
Balances, September 30, 2015	20,091,205	6,858,000	26,949,205	—	—	6,198	4,304	$120,699	$—	$—	$1,644	$1,127	$23,522	$(110,207)	$(2,977)	$33,808

See accompanying notes.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2015 and 2014

(dollars in thousands)

	2015	2014
Cash flows from operating activities
Net loss	$(2,612)	$(7,370)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,201	1,329
Provision (negative provision) for loan losses	(2,200)	6,300
Net amortization on securities	1,084	1,219
Stock-based compensation expense	313	480
Gain on extinguishment of junior subordinated debt	(883)	—
Tax benefit from OCI components	—	(1,345)
Net loss (gain) on sales of loans held for sale	216	(52)
Loans originated for sale	(5,290)	(2,265)
Proceeds from sales of loans held for sale	5,289	2,466
Net (gain) loss on sales of other real estate owned	(27)	(455)
Net write-down of other real estate owned	7,080	1,250
Net realized gain on sales of investment securities	(1,696)	(92)
Earnings on bank owned life insurance, net of premium expense	(214)	(192)
Net change in accrued interest receivable and other assets	893	(132)
Net change in accrued interest payable and other liabilities	939	1,888
Net cash from operating activities	4,093	3,029

Cash flows from investing activities
Purchases of available for sale securities	(16,800)	(41,156)
Sales and calls of available for sale securities	44,340	4,151
Maturities and prepayments of available for sale securities	16,408	11,295
Proceeds from mandatory redemption of Federal Home Loan Bank stock	—	2,749
Calls of held to maturity securities	—	1,000
Proceeds from sale of other real estate owned	14,417	7,253
Proceeds from sales of loans not originated for sale	8,640	—
Loan originations and payments, net	(7,029)	28,844
Purchases of premises and equipment, net	(308)	(416)
Net cash from investing activities	59,668	13,720

Cash flows from financing activities
Net change in deposits	(48,948)	(54,173)
Net change in repurchase agreements	(1,341)	(653)
Repayment of Federal Home Loan Bank advances	(17,497)	(10,577)
Advances from Federal Home Loan Bank	5,000	23,025
Repayment of subordinated capital note	(675)	(675)
Net cash from financing activities	(63,461)	(43,053)
Net change in cash and cash equivalents	300	(26,304)
Beginning cash and cash equivalents	80,180	111,134
Ending cash and cash equivalents	$80,480	$84,830

Supplemental cash flow information:
Interest paid	$5,523	$7,241
Income taxes paid (refunded)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$4,450	$31,663
Effect of junior subordinated debt to equity exchange	4,330	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

During the three and nine months ended September 30, 2015, we reported net loss attributable to common shareholders of $1.0 million and $2.3 million, respectively, compared with net loss attributable to common shareholders of $1.5 million and $8.8 million for the three and nine months ended September 30, 2014, respectively. The improvement for 2015 is primarily attributable to a negative provision for loan losses of $2.2 million in the third quarter of 2015, compared to $6.3 million of provision expense recorded in the second quarter of 2014. The $2.2 million negative provision in the third quarter was primarily driven by declining historical loss rates, improvement in asset quality, and management’s assessment of risk in the portfolio. Substandard loans decreased by $21.5 million or 31.2% over the past quarter and $44.0 million or 48% over the first nine months of 2015. Net charge-offs were $3.0 million for the first nine months of 2015 compared to $10.2 million for the first nine months of 2014, and $411,000 for the third quarter of 2015 compared to $1.8 million in the second quarter of 2015. Nonaccrual loans decreased by $13.2 million or 43.8% over the past quarter, and $30.2 million or 64.0% over the first nine months of 2015.

At September 30, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

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

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. In October 2015, the Bank agreed to enter into a new revised Consent Order, which includes several of the substantive provisions of the June 2011 and October 2012 Consent Orders, but omits previous provisions related to reducing loan concentrations that the Bank had satisfied. The revised Consent Order requires the Bank to continue to adhere to the plans implemented in response to the previous Consent Orders. The revised Consent Order is included as an exhibit to this report.

We continue to work toward capital ratio compliance. As of September 30, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

In order to meet the capital requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Increasing capital through the limited issuance of common stock to new and existing shareholders.

●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations, and the size of our balance sheet while continuing to remediate non-performing loans.

●	In executing on our commitment to improve credit quality, reduce loan concentrations, and reduce balance sheet risk, we have:

o	Reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $624.4 million at September 30, 2015.

o	Reduced our construction and development loans to less than 75% of total risk-based capital at September 30, 2015.

o

Reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans.  These loans represented 221% of total risk-based capital at September 30, 2015, down from 262% at December 31, 2014.

●	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

o

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $4.5 million in the first nine months of 2015. Nonaccrual loans totaled $17.0 million at September 30, 2015, and we expect to resolve a portion of these loans by foreclosure, which may result in further additions to our OREO portfolio.

o

We incurred OREO losses totaling $7.1 million during the first nine months of 2015, the result of fair value write-downs to reflect reductions in listing prices for certain properties, updated appraisals, and the liquidation of properties through auctions near and after the end of the third quarter, offset by a $27,000 net gain on sales of OREO. Proceeds from the sale of OREO totaled $14.4 million for the nine months ended September 30, 2015, and $7.3 million for the nine months ended September 30, 2014. OREO expense may be elevated in future periods as we work to sell these properties, given the current size of the OREO portfolio. At quarter end, $6.5 million of OREO property was subject to a contract for sale or letter of intent.

o

Real estate construction represents 50% of the OREO portfolio at September 30, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 41% of the OREO portfolio at September 30, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 9% of the portfolio at September 30, 2015 compared with 17% at December 31, 2014.

●

Continuing to improve our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

The Company’s liquid assets were $1.2 million at September 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecast at approximately $1.0 million for the next twelve months.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.3 million as of September 30, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1,200,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for 400,000 common shares, resulting in an $883,000 gain on extinguishment of debt. The subsidiary also received two-thirds of the Trust Securities from related parties in exchange for 400,000 common shares and 400,000 non-voting common shares. The debt and interest liability exchanged with related parties was treated as a capital transaction.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2015
Available for sale
U.S. Government and federal agency	$30,882	$212	$(279)	$30,815
Agency mortgage-backed: residential	104,642	1,637	(113)	106,166
State and municipal	6,595	328	(7)	6,916
Corporate bonds	2,316	6	(33)	2,289
Other debt securities	572	79	—	651
Total available for sale	$145,007	$2,262	$(432)	$146,837

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,138	$2,106	$—	$44,244
Total held to maturity	$42,138	$2,106	$—	$44,244

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
Available for sale
U.S. Government and federal agency	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	121,985	1,970	(357)	123,598
State and municipal	11,690	722	(8)	12,404
Corporate bonds	18,087	853	(252)	18,688
Other debt securities	572	86	—	658
Total available for sale	$188,059	$3,939	$(1,207)	$190,791

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,325	$2,173	$—	$44,498
Total held to maturity	$42,325	$2,173	$—	$44,498

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Proceeds	$230	$4,147	$44,340	$4,151
Gross gains	—	86	1,832	132
Gross losses	—	40	136	40

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2015
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$5,821	$5,854
One to five years	8,532	8,882
Five to ten years	25,440	25,284
Beyond ten years	572	651
Agency mortgage-backed: residential	104,642	106,166
Total	$145,007	$146,837

Held to maturity
One to five years	$15,644	$16,262
Five to ten years	22,937	24,208
Beyond ten years	3,557	3,774
Total	$42,138	$44,244

Securities pledged at September 30, 2015 and December 31, 2014 had carrying values of approximately $51.6 million and $80.8 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At September 30, 2015 and December 31, 2014, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $17.7 million and $19.1 million, respectively.  Additionally, at September 30, 2015 and December 31, 2014, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.3 million and $4.4 million, respectively.  At September 30, 2015 and December 31, 2014, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2015
Available for sale
U.S. Government and federal agency	$5,280	$(12)	$14,798	$(267)	$20,078	$(279)
Agency mortgage-backed: residential	6,071	(40)	4,014	(73)	10,085	(113)
State and municipal	472	(7)	—	—	472	(7)
Corporate bonds	1,519	(33)	—	—	1,519	(33)
Total available for sale temporarily impaired	$13,342	$(92)	$18,812	$(340)	$32,154	$(432)

	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2014
Available for sale
U.S. Government and federal agency	$7,778	$(60)	$18,681	$(530)	$26,459	$(590)
Agency mortgage-backed: residential	6,960	(12)	17,938	(345)	24,898	(357)
State and municipal	569	(8)	—	—	569	(8)
Corporate bonds	4,884	(119)	1,660	(133)	6,544	(252)
Total temporarily impaired	$20,191	$(199)	$38,279	$(1,008)	$58,470	$(1,207)

There were no held to maturity securities in an unrecognized loss position at September 30, 2015 or December 31, 2014.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.  Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2015, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Commercial	$84,908	$60,936
Commercial Real Estate:
Construction	31,484	33,173
Farmland	76,670	77,419
Nonfarm nonresidential	145,899	175,452
Residential Real Estate:
Multi-family	39,579	41,891
1-4 Family	204,309	197,278
Consumer	10,483	11,347
Agriculture	30,609	26,966
Other	473	537
Subtotal	624,414	624,999
Less: Allowance for loan losses	(14,198)	(19,364)
Loans, net	$610,216	$605,635

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2015:
Beginning balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809
Negative provision	(180)	(1,334)	(489)	(73)	(120)	(4)	(2,200)
Loans charged off	(201)	(768)	(486)	(70)	(41)	(14)	(1,580)
Recoveries	5	905	144	98	2	15	1,169
Ending balance	$1,570	$8,016	$4,229	$181	$200	$2	$14,198

September 30, 2014:
Beginning balance	$3,115	$14,359	$6,873	$339	$435	$12	$25,133
Provision for loan losses	(471)	(336)	803	28	(8)	(16)	–
Loans charged off	(216)	(742)	(806)	(59)	–	(1)	(1,824)
Recoveries	108	458	284	23	2	14	889
Ending balance	$2,536	$13,739	$7,154	$331	$429	$9	$24,198

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Negative provision	(207)	(1,657)	(269)	(51)	(13)	(3)	(2,200)
Loans charged off	(675)	(2,361)	(1,777)	(200)	(111)	(47)	(5,171)
Recoveries	406	1,103	488	158	5	45	2,205
Ending balance	$1,570	$8,016	$4,229	$181	$200	$2	$14,198

September 30, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	(355)	4,611	1,897	19	143	(15)	6,300
Loans charged off	(670)	(9,110)	(3,162)	(238)	(30)	(19)	(13,229)
Recoveries	340	1,824	657	134	11	37	3,003
Ending balance	$2,536	$13,739	$7,154	$331	$429	$9	$24,198

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$65	$404	$–	$–	$–	$469
Collectively evaluated for impairment	1,570	7,951	3,825	181	200	2	13,729
Total ending allowance balance	$1,570	$8,016	$4,229	$181	$200	$2	$14,198

Loans:
Loans individually evaluated for impairment	$1,330	$14,910	$18,478	$25	$152	$–	$34,895
Loans collectively evaluated for impairment	83,578	239,143	225,410	10,458	30,457	473	589,519
Total ending loans balance	$84,908	$254,053	$243,888	$10,483	$30,609	$473	$624,414

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$33	$491	$227	$1	$–	$–	$752
Collectively evaluated for impairment	2,013	10,440	5,560	273	319	7	18,612
Total ending allowance balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364

Loans:
Loans individually evaluated for impairment	$2,022	$48,141	$21,384	$61	$263	$122	$71,993
Loans collectively evaluated for impairment	58,914	237,903	217,785	11,286	26,703	415	553,006
Total ending loans balance	$60,936	$286,044	$239,169	$11,347	$26,966	$537	$624,999

Impaired Loans

Impaired loans include restructured loans and loans on nonaccrual or classified as doubtful, whereby collection of the total amount is improbable, or loss, whereby all or a portion of the loan has been written off or a specific allowance for loss has been provided.

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014:

	As of September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,774	$1,330	$—	$1,439	$—	$1,630	$5
Commercial real estate:
Construction	803	654	—	833	3	2,426	11
Farmland	6,521	4,164	—	4,305	34	4,555	60
Nonfarm nonresidential	13,837	9,403	—	13,347	65	18,133	202
Residential real estate:
Multi-family	32	31	—	33	—	37	—
1-4 Family	15,204	12,426	—	13,163	96	14,040	340
Consumer	123	25	—	23	—	25	—
Agriculture	260	152	—	191	—	219	—
Other	—	—	—	—	1	61	5
Subtotal	38,554	28,185	—	33,334	199	41,126	623
With An Allowance Recorded:
Commercial	—	—	—	4	—	16	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	79	—
Nonfarm nonresidential	788	689	65	2,708	6	5,622	18
Residential real estate:
Multi-family	4,212	4,212	65	4,216	51	4,237	153
1-4 Family	1,809	1,809	339	1,691	29	1,709	68
Consumer	—	—	—	—	—	10	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,809	6,710	469	8,619	86	11,673	239
Total	$45,363	$34,895	$469	$41,953	$285	$52,799	$862

	As of December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,546	$1,978	$—	$1,972	$—	$2,325	$55
Commercial real estate:
Construction	4,714	4,100	—	4,133	3	5,783	9
Farmland	6,636	4,739	—	5,684	26	6,503	74
Nonfarm nonresidential	34,437	22,418	—	30,395	128	44,211	586
Residential real estate:
Multi-family	81	81	—	85	—	2,060	—
1-4 Family	18,496	15,266	—	19,987	150	24,520	567
Consumer	93	29	—	16	—	10	—
Agriculture	276	263	—	249	—	280	3
Other	367	122	—	169	5	288	14
Subtotal	67,646	48,996	—	62,690	312	85,980	1,308
With An Allowance Recorded:
Commercial	145	44	33	161	11	1,190	31
Commercial real estate:
Construction	—	—	—	355	5	736	16
Farmland	658	315	38	—	—	62	—
Nonfarm nonresidential	19,454	16,569	453	9,983	165	13,273	336
Residential real estate:
Multi-family	4,266	4,266	91	4,274	52	4,467	128
1-4 Family	1,791	1,771	136	1,715	20	1,858	58
Consumer	32	32	1	41	1	53	2
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	26,346	22,997	752	16,529	254	21,639	571
Total	$93,992	$71,993	$752	$79,219	$566	$107,619	$1,879

Cash basis income recognized for the three and nine months ended September 30, 2015 was $47,000 and $149,000, respectively, compared to $58,000 and $480,000 for the three and nine months ended September 30, 2014.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2015 and December 31, 2014:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	626	626
Commercial Real Estate:
Construction
Rate reduction	264	—	264
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,679	75	5,754
Principal deferral	—	654	654
Residential Real Estate:
Multi-family
Rate reduction	4,212	—	4,212
1-4 Family
Rate reduction	7,501	—	7,501
Total TDRs	$17,656	$3,788	$21,444

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2014
Commercial
Rate reduction	$14	$—	$14
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	268	3,379	3,647
Farmland
Principal deferral	—	2,365	2,365
Other
Rate reduction	8,622	13,894	22,516
Principal deferral	671	—	671
Residential Real Estate:
Multi-family
Rate reduction	4,266	—	4,266
1-4 Family
Rate reduction	8,112	—	8,112
Consumer
Rate reduction	32	—	32
Total TDRs	$21,985	$20,507	$42,492

At September 30, 2015 and December 31, 2014, 83% and 52%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $198,000 and $579,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2015, and December 31, 2014, respectively.  The Company has made no commitment to lend additional amounts to customers as of September 30, 2015 and December 31, 2014 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three or nine months ended September 30, 2015 or September 30, 2014. During the first nine months of 2015 and 2014, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2015, and December 31, 2014:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(in thousands)

Commercial	$1,330	$1,978	$—	$—
Commercial Real Estate:
Construction	390	3,831	—	—
Farmland	4,164	5,054	—	—
Nonfarm nonresidential	4,412	26,892	—	—
Residential Real Estate:
Multi-family	32	80	—	—
1-4 Family	6,482	8,925	—	151
Consumer	25	30	—	—
Agriculture	152	263	—	—
Other	—	122	—	—
Total	$16,987	$47,175	$—	$151

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2015
Commercial	$18	$4	$—	$1,330	$1,352
Commercial Real Estate:
Construction	—	—	—	390	390
Farmland	407	7	—	4,164	4,578
Nonfarm nonresidential	—	44	—	4,412	4,456
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	1,527	523	—	6,482	8,532
Consumer	14	—	—	25	39
Agriculture	6	—	—	152	158
Total	$1,972	$578	$—	$16,987	$19,537

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2014
Commercial	$86	$—	$—	$1,978	$2,064
Commercial Real Estate:
Construction	—	—	—	3,831	3,831
Farmland	400	14	—	5,054	5,468
Nonfarm nonresidential	241	318	—	26,892	27,451
Residential Real Estate:
Multi-family	—	—	—	80	80
1-4 Family	3,124	601	151	8,925	12,801
Consumer	109	47	—	30	186
Agriculture	—	—	—	263	263
Other	—	—	—	122	122
Total	$3,960	$980	$151	$47,175	$52,266

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of September 30, 2015, and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2015
Commercial	$75,683	$3,263	$—	$5,962	$—	$84,908
Commercial Real Estate:
Construction	25,475	5,355	—	654	—	31,484
Farmland	65,831	4,299	—	6,540	—	76,670
Nonfarm nonresidential	111,725	23,161	1,339	9,674	—	145,899
Residential Real Estate:
Multi-family	30,692	4,921	—	3,966	—	39,579
1-4 Family	165,313	18,736	68	20,192	—	204,309
Consumer	9,759	208	293	223	—	10,483
Agriculture	23,519	6,783	—	307	—	30,609
Other	473	—	—	—	—	473
Total	$508,470	$66,726	$1,700	$47,518	$—	$624,414

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2014
Commercial	$49,440	$5,063	$—	$6,433	$—	$60,936
Commercial Real Estate:
Construction	25,266	2,990	—	4,917	—	33,173
Farmland	61,672	7,922	—	7,825	—	77,419
Nonfarm nonresidential	111,426	21,017	3,747	39,262	—	175,452
Residential Real Estate:
Multi-family	31,526	6,039	—	4,326	—	41,891
1-4 Family	145,450	23,928	131	27,769	—	197,278
Consumer	10,115	537	311	384	—	11,347
Agriculture	25,816	704	—	446	—	26,966
Other	415	—	—	122	—	537
Total	$461,126	$68,200	$4,189	$91,484	$—	$624,999

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2015	December 31, 2014
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$14,749	$18,748
Farmland	34	669
Nonfarm nonresidential	12,059	14,860
Residential Real Estate:
Multi-family	—	4,988
1-4 Family	2,635	7,998
	29,477	47,263
Valuation allowance	(300)	(1,066)
	$29,177	$46,197

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$307	$199	$1,066	$230
Provision to allowance	4,450	600	7,080	1,250
Write-downs	(4,457)	(268)	(7,846)	(949)
Ending balance	$300	$531	$300	$531

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $1.6 million and $3.6 million at September 30, 2015 and December 31, 2014, respectively. At quarter end, $6.5 million of OREO property was subject to a contract for sale or letter of intent.

Net activity relating to other real estate owned during the nine months ended September 30, 2015 and 2014 is as follows:

	For the Nine Months Ended September 30,
	2015	2014
	(in thousands)
OREO Activity
OREO as of January 1	$46,197	$30,892
Real estate acquired	4,450	31,663
Valuation adjustment writedowns	(7,080)	(1,250)
Gain/(loss) on sale	27	455
Proceeds from sale of properties	(14,417)	(7,253)
OREO as of September 30	$29,177	$54,507

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net (gain) loss on sales	$16	$(401)	$(27)	$(455)
Provision to allowance	4,450	600	7,080	1,250
Operating expense	665	361	1,743	1,201
Total	$5,131	$560	$8,796	$1,996

Note 6 – Deposits

 The following table shows ending deposit balances by category as of:

	September 30, 2015	December 31, 2014
	(in thousands)
Non-interest bearing	$106,160	$114,910
Interest checking	83,247	91,086
Money market	119,324	109,734
Savings	35,131	36,430
Certificates of deposit	534,031	574,681
Total	$877,893	$926,841

Time deposits of $250,000 or more were $33.0 million and $34.4 million at September 30, 2015 and December 31, 2014, respectively.

Scheduled maturities of all time deposits at September 30, 2015 were as follows (in thousands):

Year 1	$330,881
Year 2	122,321
Year 3	9,500
Year 4	21,319
Year 5	50,010
Thereafter	—
$534,031

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2015	2014
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.73% at September 30, 2015 and 1.02% at December 31, 2014	$3,255	$15,752

Each advance is payable based upon the terms on agreement, with a prepayment penalty.  New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2015 or 2014. The advances are collateralized by first mortgage loans.  The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2015, our additional borrowing capacity with the FHLB was $25.7 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. In some of these circumstances, an appraisal is in process at quarter end, and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, review of the most recent appraisal, and discussions with the currently engaged appraiser. We generally obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. When an asking price is lowered below the most recent appraised value, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are summarized below:

		Fair Value Measurements at September 30, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$30,815	$—	$30,815	$—
Agency mortgage-backed: residential	106,166	—	106,166	—
State and municipal	6,916	—	6,916	—
Corporate bonds	2,289	—	2,289	—
Other debt securities	651	—	—	651
Total	$146,837	$—	$146,186	$651

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,443	$—	$35,443	$—
Agency mortgage-backed: residential	123,598	—	123,598	—
State and municipal	12,404	—	12,404	—
Corporate bonds	18,688	—	18,688	—
Other debt securities	658	—	—	658
Total	$190,791	$—	$190,133	$658

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2015 and 2014:

	Other Debt Securities
	2015	2014
	(in thousands)
Balances of recurring Level 3 assets at January 1	$658	$632
Total gain (loss) for the period:
Included in other comprehensive income (loss)	(7)	26
Balance of recurring Level 3 assets at September 30	$651	$658

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

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	339	—	—	339
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,470	—	—	1,470
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	14,599	—	—	14,599
Farmland	33	—	—	33
Nonfarm nonresidential	11,937	—	—	11,937
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	2,608	—	—	2,608

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial	$12	$—	$—	$12
Commercial real estate:
Construction	—	—	—	—
Farmland	278	—	—	278
Other	15,825	—	—	15,825
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,635	—	—	1,635
Consumer	31	—	—	31
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	18,325	—	—	18,325
Farmland	654	—	—	654
Other	14,525	—	—	14,525
Residential real estate:
Multi-family	4,875	—	—	4,875
1-4 Family	7,818	—	—	7,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million at September 30, 2015 with a valuation allowance of $369,000, resulting in no additional provision for loan losses for the three and nine months ended September 30, 2015. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8.9 million at September 30, 2014 with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $5.2 million for the nine months ended September 30, 2014. At December 31, 2014, impaired loans had a carrying amount of $18.4 million, with a valuation allowance of $622,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $29.2 million as of September 30, 2015, compared with $54.5 million at September 30, 2014 and $46.2 million at December 31, 2014.  Fair value write-downs of $7.1 million and $1.3 million were recorded on OREO for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial real estate	$339	Sales comparison approach	Adjustment for differences between the comparable sales	5%	-	16%(11%)

		Income approach	Discount or capitalization rate	9%	-	10%(9%)

Impaired loans – Residential real estate	$1,470	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%(7%)

Other real estate owned – Commercial real estate	$26,569	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	72%(21%)

		Income approach	Discount or capitalization rate	9%	-	20%(13%)

Other real estate owned – Residential real estate	$2,608	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	15%(8%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial	$12	Market value approach	Adjustment for receivables and inventory discounts	16%	-	32%(24%)

Impaired loans – Commercial real estate	$16,103	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	62%(14%)

		Income approach	Discount or capitalization rate	8%	-	9%(8%)

Impaired loans – Residential real estate	$1,635	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	39%(11%)

Other real estate owned – Commercial real estate	$33,504	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	45%(18%)

		Income approach	Discount or capitalization rate	9%	-	20%(13%)

Other real estate owned – Residential real estate	$12,693	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	15%(6%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,480	$68,257	$12,223	$—	$80,480
Securities available for sale	146,837	—	146,186	651	146,837
Securities held to maturity	42,138	—	44,244	—	44,244
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	71	—	71	—	71
Loans, net	610,216	—	—	620,807	620,807
Accrued interest receivable	3,291	—	1,052	2,239	3,291
Financial liabilities
Deposits	$877,893	$106,160	$766,831	$—	$872,991
Securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	3,255	—	3,263	—	3,263
Subordinated capital notes	4,275	—	—	4,142	4,142
Junior subordinated debentures	21,000	—	—	12,638	12,638
Accrued interest payable	2,851	—	530	2,321	2,851

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,180	$49,007	$31,173	$—	$80,180
Securities available for sale	190,791	—	190,133	658	190,791
Securities held to maturity	42,325	—	44,498	—	44,498
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	8,926	—	8,926	—	8,926
Loans, net	605,635	—	—	615,914	615,914
Accrued interest receivable	3,503	—	1,389	2,114	3,503
Financial liabilities
Deposits	$926,841	$114,910	$804,508	$—	$919,418
Securities sold under agreements to repurchase	1,341	—	1,341	—	1,341
Federal Home Loan Bank advances	15,752	—	15,758	—	15,758
Subordinated capital notes	4,950	—	—	4,765	4,765
Junior subordinated debentures	25,000	—	—	14,214	14,214
Accrued interest payable	2,858	—	751	2,107	2,858

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$35,788	$32,111
Allowance for loan losses	4,969	6,777
Other real estate owned write-down	9,647	10,000
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	671	668
Other than temporary impairment on securities	46	46
New market tax credit carry-forward	208	208
Nonaccrual loan interest	607	958
Amortization of non-compete agreements	12	14
Other	1,674	1,701
	54,314	53,175

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	225	264
Originated mortgage servicing rights	37	53
Net unrealized gain on securities	297	579
Other	669	703
	2,156	2,527
Net deferred tax assets before valuation allowance	52,158	50,648
Valuation allowance	(52,158)	(50,648)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of September 30, 2015.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. No tax benefit or expense was recognized for the nine months ended September 30, 2015, and a tax benefit of $1.3 million was allocated to continuing operations for the nine months ended September 30, 2014. The September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the nine months ended September 30, 2015 or September 30, 2014 related to unrecognized tax benefits. On June 24, 2015, the Board of Directors approved the adoption of a tax benefits preservation plan designed to preserve the value of certain of the Company's deferred tax assets primarily associated with net operating loss carryforwards (“NOLs”) under Section 382 of the Internal Revenue Code, as amended (“Section 382”). NOLs can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” under Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time. The plan is intended to reduce the likelihood of an “ownership change” occurring as a result of the buying and selling of the Company's common stock.

In connection with the tax benefits preservation plan, the Company declared a dividend of one preferred stock purchase right for each share of common stock outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, in its discretion, the Board of Directors may exempt certain transactions and certain persons whose acquisition of securities is determined by the board not to jeopardize the Company's deferred tax assets.

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

On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of our common shares that could result in an ownership change under Section 382. The transfer restrictions will expire on the earlier of (i) September 23, 2018, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if our Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of our NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2011.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. The Porter Bancorp, Inc. 2006 Stock Incentive Plan permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the grant of stock awards.  As of September 30, 2015, the Company had issued and outstanding 924,091 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 301,920 shares remaining available for issuance under the plan.

The Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan permits the issuance of up to 700,000 shares of the Company’s voting common stock upon the grant of stock awards. The Plan awards restricted shares having a fair market value of $25,000 annually to each non-employee director. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. The Company has issued and outstanding 115,740 unvested shares, net of forfeitures and vesting, to non-employee directors. At September 30, 2015, 185,774 shares remain available for issuance under this plan.

Upon the sale of our Series A preferred shares by the U.S. Treasury at a discount to face amount on December 4, 2014, the restricted shares previously granted in the employment agreements of our senior executives became subject to permanent transfer restrictions.  On March 25, 2015, the Compensation Committee modified the equity compensation arrangements with our four named executive officers to restore the incentive that was the underlying purpose of the previous grants. The Compensation Committee and the named executive officers mutually agreed to terminate 538,479 restricted shares that were subject to permanent restrictions on transfer.  We then awarded 800,000 new service-based restricted shares to our named executive officers. The new awards were accounted for as a modification and vest over four years, with one-third of the shares vesting on each of the second, third and fourth anniversaries of the date of grant.  The modification resulted in incremental compensation expense of approximately $233,000 and will be amortized in accordance with the vesting schedule.

The fair value of the 2015 unvested shares issued to employees was $712,000, or $0.89 per weighted-average share. The fair value of the 2015 unvested shares issued to directors was $125,000, or $1.08 per weighted-average share. The Company recorded $313,000 and $480,000 of stock-based compensation during the first nine months of 2015 and 2014, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	770,440	$1.33	787,426	$1.56
Granted	800,000	0.89	122,220	0.93
Vested	(165,185)	1.50	(133,227)	2.20
Terminated	(450,994)	1.25	—	—
Forfeited	(30,170)	1.12	(5,979)	4.21
Outstanding, ending	924,091	$0.96	770,440	$1.33

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2015		December 31, 2014
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	5,052	$1.65	47,428	$1.69
Granted	115,740	1.08	166,668	0.90
Vested	(5,052)	1.65	(154,222)	0.98
Forfeited	—	—	(54,822)	1.29
Outstanding, ending	115,740	$1.08	5,052	$1.65

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2015 and beyond is estimated as follows (in thousands):

October 2015 – December 2015	$132
2016	253
2017	156
2018	149
2019 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted loss per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)

Net loss	$(1,076)	$(849)	$(2,612)	$(7,370)
Less:
Preferred stock dividends	—	786	—	2,361
Losses allocated to unvested shares	(45)	(122)	(102)	(685)
Losses allocated to preferred	—	(40)	(236)	(243)
Net loss attributable to common shareholders, basic and diluted	$(1,031)	$(1,473)	$(2,274)	$(8,803)

Basic
Weighted average common shares including unvested common shares outstanding	25,768,887	13,435,788	25,626,610	13,314,138
Less:
Weighted average unvested common shares	1,087,340	1,016,051	1,002,867	936,386
Weighted average Series B preferred	—	—	890,901	—
Weighted average Series C preferred	—	332,894	—	332,894
Weighted average Series D preferred	—	—	1,419,341	—
Weighted average common shares outstanding	24,681,547	12,086,843	22,313,501	12,044,858
Basic loss per common share	$(0.04)	$(0.12)	$(0.10)	$(0.73)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—	—
Weighted average common shares and potential common shares	24,681,547	12,086,843	22,313,501	12,044,858
Diluted loss per common share	$(0.04)	$(0.12)	$(0.10)	$(0.73)

The Company had no outstanding stock options at September 30, 2015 or 2014.  A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2015 and 2014 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at September 30, 2014 but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. A total of 798,915 warrants were cancelled in December 2014 in a non-cash equity exchange and 650,544 warrants expired in September 2015.

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

In its Consent Orders with the FDIC and the Kentucky Department of Financial Institutions, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent orders are described in greater detail in Note 2 – “Going Concern and Future Plans”. As of September 30, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. The Bank cannot be considered well-capitalized while subject to the Consent Order. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1,200,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for 400,000 common shares, resulting in an $883,000 gain on extinguishment of debt. The subsidiary also acquired two-thirds of the Trust Securities from related parties in exchange for 400,000 common shares and 400,000 non-voting common shares. The debt and interest liability exchanged with related parties was treated as a capital transaction.

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$69,354	10.40%	$53,324	8.00%
Bank	69,810	10.50	53,178	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	33,804	5.07	29,995	4.50
Bank	58,053	8.73	29,913	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,719	6.86	39,993	6.00
Bank	58,053	8.73	39,883	6.00
Tier I capital (to average assets)
Consolidated	45,719	4.73	38,676	4.00
Bank	58,053	6.01	38,625	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,595	10.61%	$55,483	8.00%
Bank	73,174	10.57	55,383	8.00
Tier I capital (to risk-weighted assets)
Consolidated	46,459	6.70	27,741	4.00
Bank	59,438	8.59	27,691	4.00
Tier I capital (to average assets)
Consolidated	46,459	4.51	41,193	4.00
Bank	59,438	5.78	41,143	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of September 30, 2015		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$69,810	10.50%	$79,767	12.00%
Tier I capital to average assets	58,053	6.01	86,906	9.00

At September 30, 2015, the Bank’s Tier 1 leverage ratio was 6.01%, and its total risk-based capital ratio was 10.50%, which are below the 9% and 12% minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

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

After conferring with its legal advisors, the Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it has moved to appeal. The Bank’s Notice of Appeal was filed on October 25, 2013. After a number of procedural issues were resolved, the Bank filed its appellate brief on September 30, 2014. Appellee’s brief was filed on December 1, 2014. The Appellate Court will hear oral arguments on November 17, 2015. We will continue to defend this matter vigorously. Although we have made provisions in our consolidated financial statements for this self-insured matter, the amount of our legal accrual is less than the original amount of the damages awarded, plus accrued interest. The ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against the Company, the Bank, J. Chester Porter and Maria L. Bouvette in New York state court.  The proceeding was removed to New York federal district court on January 16, 2013, and on February 27, 2013, SBAV LP filed an Amended Complaint. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky.  SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY).  The Amended Complaint alleged a violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff sought damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when tendered by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees.   We and other defendants disputed the material factual allegations made in the Amended Complaint, and on September 13, 2013, filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against the Bank and dismissed the Bank from the case. On November 2, 2015, the parties agreed to settle the litigation and executed a confidential written settlement agreement. The settlement of this litigation did not have a material adverse effect on the Company’s financial condition or results of operations.

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

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank's responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. A settlement conference has been set for November 19, 2015, and a trial date has been set for November 7, 2016. We intend to defend against DOL’s claims vigorously.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the following:

●	Our inability to increase our capital to the levels required by our agreements with bank regulators could have a material adverse effect on our business.

●

A significant percentage of our loan portfolio is comprised of non-owner occupied commercial real estate loans, real estate construction and development loans, and multi-family residential real estate loans, all of which carry a higher degree of risk.

●	We continue to hold and acquire a significant amount of OREO properties, which could increase operating expenses and result in future losses.

●	Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses.

●

Our ability to pay cash dividends on our common and preferred stock and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying interest on our trust preferred securities could adversely affect our common and preferred shareholders.

●

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the sixth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of September 30, 2015, we had total assets of $951.5 million, total loans of $624.4 million, total deposits of $877.9 million and stockholders’ equity of $33.8 million.

The Company reported a net loss of $1.1 million and $2.6 million for the three and nine months ended September 30, 2015, respectively, compared with a net loss of $849,000 and $7.4 million for the same periods of 2014, respectively.  After deductions for losses allocated to participating securities, net loss attributable to common shareholders was $1.0 million and $2.3 million for the three and nine months ended September 30, 2015, respectively, compared with net loss attributable to common shareholders of $1.5 million and $8.8 million for the three and nine months ended September 30, 2014, respectively.

Basic and diluted loss per common share were ($0.04) and ($0.10) for the three and nine months ended September 30, 2015, respectively, compared with basic and diluted loss per common share of ($0.12) and ($0.73) for the three and nine months ended September 30, 2014, respectively.

The following significant items are of note for the three and nine months ended September 30, 2015:

●

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1,200,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for 400,000 common shares resulting in an $883,000 gain on extinguishment of debt. The subsidiary also received two-thirds of the Trust Securities from related parties in exchange for 400,000 common shares and 400,000 non-voting common shares. The debt and interest liability exchanged with related parties was treated as a capital transaction.

●

Negative provision expense of $2.2 million was recorded in the first nine months of 2015, compared to a provision for loan losses expense of $6.3 million for the first nine months of 2014, because of declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net charge-offs were $3.0 million for the first nine months of 2015, compared to $10.2 million for the nine months ended September 30, 2014. Net charge-offs were $411,000 for the third quarter of 2015, compared to $1.8 million for the quarter ended June 30, 2015. See additional discussion below regarding improving trends in non-performing loans, past due loans, and risk categories during the period, factors which led to the negative provision expense.

●

Non-performing loans decreased $30.3 million to $17.0 million at September 30, 2015, compared with $47.3 million at December 31, 2014. The decrease in non-performing loans was primarily due to $25.1 million in paydowns, $4.4 million in transfers to OREO, and $4.4 million in charge-offs. Non-performing loans decreased $13.3 million to $17.0 million at September 30, 2015, compared with $30.3 million at June 30, 2015. The decrease in non-performing loans was primarily due to $9.0 million in paydowns, $3.5 million in transfers to OREO, and $1.3 million in charge-offs.

●

Loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $2.0 million at September 30, 2015 and loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $578,000 at September 30, 2015. Total loans past due and nonaccrual loans decreased to $19.5 million at September 30, 2015 from $52.3 million at December 31, 2014. Loans past due 30-59 days increased slightly from $1.9 million at June 30, 2015 to $2.0 million at September 30, 2015 and loans past due 60-89 days decreased from $650,000 at June 30, 2015 to $578,000 at September 30, 2015. Total loans past due and nonaccrual loans decreased to $19.5 million at September 30, 2015 from $32.9 million at June 30, 2015.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2014. Pass loans represent 81.4% of the portfolio at September 30, 2015, compared to 78.6% at June 30, 2015, and 73.8% at December 31, 2014. The pass category increased approximately $47.3 million, the watch category decreased approximately $1.5 million, the special mention category declined approximately $2.5 million, and the substandard category declined approximately $44.0 million. The $44.0 million decrease in loans classified as substandard was primarily driven by $33.2 million in principal payments received, $4.5 million in migration to OREO, $10.4 million in loans upgraded from substandard, and $5.0 million in charge-offs, offset by $9.0 million in loans moved to substandard during the nine months ended September 30, 2015. Since June 30, 2015, the pass category decreased approximately $1.4 million, the watch category decreased $986,000, the special mention category declined approximately $18,000, and the substandard category declined approximately $21.5 million, reflecting the overall decrease in the loan portfolio during the quarter.

●

Foreclosed properties were $29.2 million at September 30, 2015, compared with $46.2 million at December 31, 2014, and $54.5 million at September 30, 2014.  During the first nine months of 2015, the Company acquired $4.5 million and sold $14.4 million of OREO. We incurred OREO losses totaling $7.1 million during the first nine months of 2015, reflecting fair value write-downs for reductions in listing prices for certain properties, updated appraisals, and certain properties liquidated through auctions near and after the end of the third quarter, offset by $27,000 in net gain on sales of OREO. Late in the third quarter of 2015, the Bank determined to liquidate 18 parcels of OREO with an aggregate book value at that time of $4.0 million through absolute auctions. The auctions resulted in final bids less estimated selling costs of $1.8 million. Fair value write-downs of $2.2 million were recorded in the third quarter of 2015 related to these properties, and cash settlement is expected to occur in the fourth quarter of 2015. OREO expense may be elevated in future periods as we work to sell these properties, given the current size of the OREO portfolio. At quarter end, $6.5 million of OREO property was subject to a contract for sale or letter of intent, including the $1.8 million in expected net proceeds resulting from the auctions discussed above.

●	Our ratio of non-performing assets to total assets decreased to 4.85% at September 30, 2015, compared with 7.13% at June 30, 2015, 9.19% at December 31, 2014, and 9.62% at September 30, 2014.

●

Net interest margin increased 19 basis points to 3.25% in the first nine months of 2015 compared with 3.06% in the first nine months of 2014. The increase in margin between periods was primarily due to a decrease in the cost of interest bearing liabilities from 1.14% in the first nine months of 2014 to 0.87% in the first nine months of 2015. The decrease in cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates. Average loans decreased 4.5% to $641.5 million in the first nine months of 2015 compared with $671.7 million in the first nine months of 2014.  Net loans decreased 0.6% to $610.2 million at September 30, 2015, compared with $614.2 million at September 30, 2014.

●

Non-interest income increased $3.6 million to $6.5 million compared with $2.9 million for the first nine months of 2014 driven primarily by gains on the sales of securities totaling $1.7 million in the first nine months of 2015, compared to $92,000 in the first nine months of 2014, as well as an increase in OREO rental income of $1.1 million between the two periods. The increase in OREO income is the result of several larger properties with tenants being transferred to OREO in the second quarter of 2014. Non-interest income also increased due an $883,000 gain on extinguishment of debt.

●

Non-interest expense increased $5.8 million to $33.4 million compared with $27.6 million for the first nine months of 2014, due to an increase in OREO expenses of $6.8 million primarily related to fair value write-downs for the first nine months of 2015, and an increase in professional fees of $1.2 million related to legal fees and litigation expenses, offset by a decrease in loan collection expenses of $1.8 million.

●

Deposits decreased 5.3% to $877.9 million at September 30, 2015 compared with $926.8 million at December 31, 2014. Certificate of deposit balances decreased $40.7 million during the first nine months of 2015 to $534.0 million at September 30, 2015, from $574.7 million at December 31, 2014. Demand deposits decreased 7.6% during the first nine months of 2015 compared with December 31, 2014.

●

On February 25, 2015, we completed the final step in the retirement of our preferred stock originally issued to the U.S. Treasury when shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 26,949,205 at September 30, 2015.

●

On June 24, 2015, the Board of Directors approved the adoption of a tax benefits preservation plan designed to preserve the value of certain of the Company's deferred tax assets primarily associated with net operating loss carryforwards (NOLs) under Section 382 of the Internal Revenue Code. The plan is intended to reduce the likelihood of an “ownership change” occurring as a result of the buying and selling of the Company's common stock. The tax benefits preservation plan is more fully described in Note 9 – “Income Taxes”. On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to help protect the long-term value to the Company of its NOLs. The amendment is designed to block transfers of our common shares that could result in an ownership change (the “NOL Protective Amendment”). At September 30, 2015, the Company’s net deferred tax asset totaled $52.2 million and was subject to a full valuation allowance.

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

In June 2011, the Bank agreed to a Consent Order with the FDIC and KDFI in which the Bank agreed, among other things, to improve asset quality, reduce loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. In October 2012, the Bank entered into a revised Consent Order with the FDIC and KDFI again agreeing to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise immediately obtain a sufficient capital investment into the Bank to fully meet the capital requirements. In October 2015, the Bank agreed to enter into a revised Consent Order, which includes several of the substantive provisions of the June 2011 and October 2012 Consent Orders, but omits previous provisions related to reducing loan concentrations that the Bank has satisfied. The revised Consent Order requires the Bank to continue to adhere to the plans implemented in response to the previous Consent Orders. The revised Consent Order is included as an exhibit to this report.

We continue to work toward capital ratio compliance. As of September 30, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions such as directing a bank to seek a buyer or taking a bank into receivership.

At September 30, 2015, we continued to be involved in various legal proceedings in which we dispute the material factual allegations against us. After conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 13 – “Contingencies”.

The Board of Directors and management continue to evaluate and implement strategies to meet the obligations of the Consent Order. These include:

●	Increasing capital through the limited issuance of common stock to new and existing shareholders.

●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet, while continuing to remediate non-performing loans.

●	In executing on our commitment to improve credit quality, reduce loan concentrations, and reduce balance sheet risk, we have:

o	Reduced the size of our loan portfolio significantly from $1.3 billion at December 31, 2010 to $624.4 million at September 30, 2015.

o	Reduced our construction and development loans to less than 75% of total risk-based capital at September 30, 2015.

o

Reduced our non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans.  These loans represented 221% of total risk-based capital at September 30, 2015, down from 262% at December 31, 2014.

●	Executing on our commitment to sell OREO and reinvest in quality income producing assets.

o

Our acquisition of real estate assets through the loan remediation process increased during 2014, as we acquired $32.3 million of OREO in 2014 compared with $20.6 million during 2013. We acquired $4.5 million in the first nine months of 2015. However, nonaccrual loans totaled $17.0 million at September 30, 2015, and we expect to resolve a portion of these loans by foreclosure, which may result in further additions to our OREO portfolio.

o	We incurred OREO losses totaling $7.1 million during the first nine months of 2015, the result of fair value write-downs to reflect reductions in listing prices for certain properties, updated appraisals, and the liquidation of other properties through auctions near and after the end of the third quarter, offset by a $27,000 net gain on sales of OREO. Proceeds from the sale of OREO totaled $14.4 million for the nine months ended September 30, 2015, and $7.3 million for the nine months ended September 30, 2014. OREO expense may be elevated in future periods as we work to sell these properties, given the current size of the OREO portfolio. At quarter end, $6.5 million of OREO property was subject to a contract for sale or letter of intent.

o

Real estate construction represents 50% of the OREO portfolio at September 30, 2015 compared with 40% at December 31, 2014. Commercial real estate represents 41% of the OREO portfolio at September 30, 2015 compared with 31% at December 31, 2014, and 1-4 family residential properties represent 9% of the portfolio at September 30, 2015 compared with 17% at December 31, 2014.

●

 Continuing to improve our internal processes and procedures, distribution of labor, and work-flow to ensure we have adequately and appropriately deployed resources in an efficient manner in the current environment.

The Company’s liquid assets were $1.2 million at September 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, interest on deposits with the Bank, the issuance of new debt, or the issuance of capital securities. Ongoing operating expenses of the parent company are forecasted at approximately $1.0 million for the next twelve months.

Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.3 million as of September 30, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1,200,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for 400,000 common shares, resulting in an $883,000 gain on extinguishment of debt. The subsidiary also received two-thirds of the Trust Securities from related parties in exchange for 400,000 common shares and 400,000 non-voting common shares. The debt and interest liability exchanged with related parties was treated as a capital transaction.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2014. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2015, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2015, compared with the same period of 2014:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)

Gross interest income	$9,179	$9,814	$(635)	(6.5)%
Gross interest expense	1,697	2,477	(780)	(31.5)
Net interest income	7,482	7,337	145	2.0
Provision (negative provision) for loan losses	(2,200)	—	(2,200)	(100.0)
Non-interest income	2,210	1,057	1,153	109.1
Non-interest expense	12,968	9,281	3,687	39.7
Net loss before taxes	(1,076)	(887)	(189)	21.3
Income tax benefit	—	(38)	38	(100.0)
Net loss	(1,076)	(849)	(227)	26.7

Net loss before taxes for the three months ended September 30, 2015 totaled $1.1 million, compared with a net loss before taxes of $887,000 for the comparable period of 2014.

Net interest income increased $145,000 from the third quarter of 2014 and was adversely affected by the reduction in net interest earning assets as well as interest lost on nonaccrual loans in the third quarters of 2015 and 2014 of $352,000 and $616,000, respectively. A negative provision for loan losses of $2.2 million was recorded in the first nine months of 2015 because of significant improvements in asset quality and management’s assessment of risk in the loan portfolio.

Non-interest income increased to $2.2 million from $1.1 million in the third quarter of 2014. The $1.2 million increase was primarily due to an increase in OREO rental income of $375,000, and an $883,000 gain on extinguishment of junior subordinated debt. Non-interest expense also increased during the period from $9.3 million to $13.0 million for the three months ended September 30, 2014 and 2015, respectively. This increase was primarily due to increases in OREO expenses of $4.6 million, offset by a reduction in loan collection expenses of $537,000. OREO expense may be elevated in future periods as we work to sell these properties, given the current size of the OREO portfolio. Additionally, nonaccrual loans totaled $17.0 million at September 30, 2015, and we expect to resolve many of these loans by foreclosure which could result in further additions to our OREO portfolio.

A tax benefit was recognized in the third quarter of 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. For the quarter ended September 30, 2014, this resulted in $38,000 of income tax benefit allocated to continuing operations. The September 30, 2014 tax benefit is entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. There was no tax benefit recorded during the quarter ended September 30, 2015. Net loss after recognition of the tax benefit was $849,000 for the third quarter of 2014.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2015, compared with the same period of 2014:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)

Gross interest income	$27,549	$29,877	$(2,328)	(7.8)%
Gross interest expense	5,438	7,626	(2,188)	(28.7)
Net interest income	22,111	22,251	(140)	(0.6)
Provision (negative provision) for loan losses	(2,200)	6,300	(8,500)	(134.9)
Non-interest income	6,471	2,921	3,550	121.5
Non-interest expense	33,394	27,587	5,807	21.0
Net loss before taxes	(2,612)	(8,715)	6,103	(70.0)
Income tax benefit	—	(1,345)	1,345	(100.0)
Net loss	(2,612)	(7,370)	4,758	(64.6)

Net loss before taxes for the nine months ended September 30, 2015 totaled $2.6 million, compared with a net loss before taxes of $8.7 million for the comparable period of 2014.  After the tax benefit recorded in the third quarter as noted above, net loss for the first nine months of 2014 was $7.4 million. Provision for loan losses expense decreased $8.5 million for the first nine months of 2015 compared with the same period in 2014, due to the $2.2 million negative provision recorded in 2015 as compared to provision for loan losses expense of $6.3 million in the first nine months of 2014. Net charge-offs were $3.0 million for the nine months ended June 30, 2015, compared to $10.2 million for the same period in 2014.

Net interest income decreased $140,000 from the first nine months of 2014 and was adversely affected by a reduction in net interest earning assets as well as interest lost on nonaccrual loans which totaled $1.4 million in the first nine months of 2015 and $2.7 million for the comparable period of 2014. Non-interest income increased by $3.6 million to $6.5 million from $2.9 million for the first nine months of 2014, primarily due to increases in net gains on sales of securities and OREO rental income, as well an $883,000 gain on extinguishment of junior subordinated debt in the third quarter.

Non-interest expense also increased during the period from $27.6 million to $33.4 million for the nine months ended September 30, 2014 and 2015, respectively. This increase was primarily due to increases in OREO expenses of $6.8 million and professional fees of $1.2 million, offset by decreases in loan collection expenses of $1.8 million and state franchise and deposit taxes of $380,000. OREO expense was elevated during the first nine months of 2015 due to write-downs of $7.1 million resulting from declines in fair value of the real estate based upon reductions in listing prices, updated appraisals, and certain properties liquidated through auctions near and after the end of the third quarter. Professional fees are elevated for 2015 as a result of current litigation as described in Note 13 – “Contingencies”.

Net Interest Income – Our net interest income was $7.5 million for the three months ended September 30, 2015, an increase of $145,000, or 2.0%, compared with $7.3 million for the same period in 2014.  Net interest spread and margin were 3.24% and 3.33%, respectively, for the third quarter of 2015, compared with 3.00% and 3.10%, respectively, for the third quarter of 2014. Net average nonaccrual loans were $26.0 million and $43.3 million for the third quarters of 2015 and 2014, respectively. Cost of funds decreased 30 basis points from 1.13% in the third quarter of 2014 to 0.83% for the third quarter of 2015.

Average loans receivable declined approximately $57,000 for the quarter ended September 30, 2015 compared with the third quarter of 2014, and the average yield decreased from 5.08% for the third quarter of 2014 to 4.89% for the third quarter of 2015.  This resulted in a decline in interest revenue of approximately $306,000 for the quarter ended September 30, 2015 compared with the prior year period.

Net interest margin increased 23 basis points from our margin of 3.10% in the prior year third quarter.  The yield on earning assets decreased six basis points from the third quarter of 2014, compared with a 30 basis point decline in rates paid on interest-bearing liabilities. The increase in net interest margin was offset by a decrease in earning assets which resulted in a $145,000 increase in net interest income.

Net interest income was $22.1 million for the nine months ended September 30, 2015, a decrease of $140,000, or 0.6%, compared with $22.3 million for the same period in 2014.  Net interest spread and margin were 3.16% and 3.25%, respectively, for the first nine months of 2015, compared with 2.95% and 3.06%, respectively, for the first nine months of 2014. Net average nonaccrual loans were $34.5 million and $68.2 million for the first nine months of 2015 and 2014, respectively. Cost of funds decreased 27 basis points from 1.14% for the first nine months of 2014 to 0.87% for the first nine months of 2015.

Average loans receivable declined approximately $30.2 million for the nine months ended September 30, 2015 compared with the first nine months of 2014.  This resulted in a decline in interest revenue of approximately $1.6 million for the nine months ended September 30, 2015 compared with the prior year period.

Net interest margin increased 19 basis points from our margin of 3.06% in the first nine months of 2014.  The yield on earning assets decreased six basis points from the first nine months of 2014, compared with a 27 basis point decline in rates paid on interest-bearing liabilities. The increase in net interest margin was offset by a decrease in earning assets which resulted in a $140,000 reduction in net interest income.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$639,954	$7,895	4.89%	$640,011	$8,201	5.08%
Securities
Taxable	165,692	986	2.36	199,912	1,265	2.51
Tax-exempt (3)	24,819	187	4.60	30,071	231	4.69
FHLB stock	7,323	73	3.95	7,323	73	3.95
Other equity securities	—	—	—	1	—	—
Federal funds sold and other	66,069	38	0.23	76,899	44	0.23
Total interest-earning assets	903,857	9,179	4.07%	954,217	9,814	4.13%
Less: Allowance for loan losses	(16,818)			(25,045)
Non-interest earning assets	81,432			104,646
Total assets	$968,471			$1,033,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$546,502	$1,267	0.92%	$625,808	$2,064	1.31%
NOW and money market deposits	198,752	192	0.38	173,344	160	0.37
Savings accounts	35,348	17	0.19	36,812	21	0.23
Repurchase agreements	382	—	—	2,354	1	0.17
FHLB advances	3,315	23	2.75	4,803	31	2.56
Junior subordinated debentures	29,454	198	2.67	30,399	200	2.61
Total interest-bearing liabilities	813,753	1,697	0.83%	873,520	2,477	1.13%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,660			112,025
Other liabilities	11,138			17,172
Total liabilities	937,551			1,002,717
Stockholders’ equity	30,920			31,101
Total liabilities and stockholders’ equity	$968,471			$1,033,818

Net interest income		$7,482			$7,337

Net interest spread			3.24%			3.00%

Net interest margin			3.33%			3.10%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $26.0 million and $43.3 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the nine month periods ended September 30, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$641,489	$23,496	4.90%	$671,733	$25,094	4.99%
Securities
Taxable	171,960	3,122	2.43	186,481	3,653	2.62
Tax-exempt (3)	25,580	580	4.66	30,565	707	4.76
FHLB stock	7,323	219	4.00	7,907	264	4.46
Other equity securities	—	—	—	29	—	—
Federal funds sold and other	76,966	132	0.23	91,316	159	0.23
Total interest-earning assets	923,318	27,549	4.03%	988,031	29,877	4.09%
Less: Allowance for loan losses	(18,030)			(26,058)
Non-interest earning assets	89,067			92,619
Total assets	$994,355			$1,054,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$572,243	$4,173	0.97%	$646,157	$6,388	1.32%
NOW and money market deposits	195,887	544	0.37	172,012	470	0.37
Savings accounts	36,003	58	0.22	36,997	67	0.24
Repurchase agreements	785	1	0.17	2,303	3	0.17
FHLB advances	3,583	74	2.76	4,648	96	2.76
Junior subordinated debentures	29,706	588	2.65	30,621	602	2.63
Total interest-bearing liabilities	838,207	5,438	0.87%	892,738	7,626	1.14%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	112,326			110,809
Other liabilities	10,946			15,832
Total liabilities	961,479			1,019,379
Stockholders’ equity	32,876			35,213
Total liabilities and stockholders’ equity	$994,355			$1,054,592

Net interest income		$22,111			$22,251

Net interest spread			3.16%			2.95%

Net interest margin			3.25%			3.06%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $34.5 million and $68.2 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2015 vs. 2014			Nine Months Ended September 30 2015 vs. 2014
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(305)	$(1)	$(306)	$(483)	$(1,115)	$(1,598)
Securities	(77)	(246)	(323)	(281)	(377)	(658)
FHLB stock	—	—	—	(27)	(18)	(45)
Other equity securities	—	—	—	—	—	—
Federal funds sold and other	—	(6)	(6)	(2)	(25)	(27)
Total increase (decrease) in interest income	(382)	(253)	(635)	(793)	(1,535)	(2,328)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(558)	(239)	(797)	(1,542)	(673)	(2,215)
NOW and money market accounts	7	25	32	8	66	74
Savings accounts	(3)	(1)	(4)	(7)	(2)	(9)
Federal funds purchased and repurchase agreements	(1)	—	(1)	—	(2)	(2)
FHLB advances	2	(10)	(8)	—	(22)	(22)
Junior subordinated debentures	4	(6)	(2)	4	(18)	(14)
Total increase (decrease) in interest expense	(549)	(231)	(780)	(1,537)	(651)	(2,188)
Increase (decrease) in net interest income	$167	$(22)	$145	$744	$(884)	$(140)

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Service charges on deposit accounts	$492	$535	$1,376	$1,490
Bank card interchange fees	212	209	644	575
Other real estate owned rental income	380	5	1,109	30
Net gain on sales of securities	—	46	1,696	92
Gain on extinguishment of junior subordinated debt	883	—	883	—
Other	243	262	763	734
Total non-interest income	$2,210	$1,057	$6,471	$2,921

Non-interest income for the third quarter ended September 30, 2015 increased by $1.2 million, or 109.1%, compared with the third quarter of 2014.  For the nine months ended September 30, 2015, non-interest income increased by $3.6 million, or 121.5% to $6.5 million compared with $2.9 million for the same period of 2014.

The increase in non-interest income between both the three and nine month comparative periods was due to an $883,000 gain on extinguishment of junior subordinated debt. The increase in non-interest income between the three month comparative periods was also due to a $375,000 increase in OREO rental income. The increase in non-interest income between the nine month comparative periods was primarily due to a $1.6 million increase in net gain on sales of investment securities, as well as an increase in OREO rental income of $1.1 million.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Salary and employee benefits	$3,920	$4,041	$11,795	$11,731
Occupancy and equipment	815	857	2,513	2,645
Professional fees	620	361	2,313	1,134
FDIC insurance	539	571	1,673	1,682
Data processing expense	278	269	860	818
State franchise and deposit tax	285	405	855	1,235
Other real estate owned expense	5,131	560	8,796	1,996
Loan collection expense	321	858	895	2,646
Other	1,059	1,359	3,694	3,700
Total non-interest expense	$12,968	$9,281	$33,394	$27,587

Non-interest expense for the third quarter ended September 30, 2015 increased $3.7 million, or 39.7%, compared with the third quarter of 2014. For the nine months ended September 30, 2015, non-interest expense increased $5.8 million, or 21.0% to $33.4 million compared with $27.6 million for the first nine months of 2014. The increases in non-interest expense for the third quarter and nine months ended September 30, 2015 were primarily attributable to increased OREO expenses due to fair value write-downs and increased professional fees, offset by a decrease in loan collection expenses. OREO expenses increased by $4.6 million and $6.8 million for the three and nine month periods, respectively. Late in third quarter of 2015, the Bank determined to liquidate 18 parcels of OREO with an aggregate book value at that time of $3.9 million through absolute auctions. The auctions resulted in final bids less estimated selling costs of $1.8 million. Fair value write-downs of $2.2 million were recorded in the third quarter of 2015 related to these properties and cash settlement is expected to occur in the fourth quarter of 2015. Loan collection expenses decreased by $537,000 and $1.8 million, respectively for the quarter and nine months ended September 30, 2015 as the second quarter of 2014 was elevated by $860,000 of expense related to a settlement agreement with a borrower, as well as other fees incurred to collect non-performing loans. Professional fees were elevated for both the three and nine month periods of 2015 as a result of current litigation as described in Note 13 – “Contingencies”. State franchise and deposit taxes continue to decrease in connection with lower deposit and capital levels at the Bank.

Income Tax Expense – No income tax expense or benefit was recorded for the first nine months of 2015; an income tax benefit of $1.3 million was recorded for the nine months ended September 30, 2014. Our 2014 tax benefit was entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. The income tax effect on net loss before taxes for the nine months ended September 30, 2015, increased our deferred tax assets and related valuation allowance by $1.2 million. See discussion in the results of operations above.

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(in thousands)

Federal statutory rate times financial statement income	$(376)	$(311)	$(914)	$(3,050)
Effect of:
Valuation allowance	689	378	1,228	3,257
Tax-exempt income	(65)	(79)	(201)	(240)
Tax benefit from OCI components	—	(38)	—	(1,345)
Non-taxable life insurance income	(23)	(24)	(80)	(72)
Other, net	(225)	36	(33)	105
Total	$—	$(38)	$—	$(1,345)

Analysis of Financial Condition

Total assets decreased $66.5 million, or 6.5%, to $951.5 million at September 30, 2015, from $1.018 billion at December 31, 2014.  This decrease was primarily attributable to a decrease in available for sale securities of $44.0 million, the sale of our loans held for sale of $8.8 million, and a decrease in OREO of $17.0 million, offset by an increase of $4.6 million in net loans receivable. The decrease in available for sale securities was driven by management’s decision during the first nine months of 2015 to reduce interest rate risk and credit risk in the available for sale securities portfolio by selling various securities, which resulted in a net gain on sale of approximately $1.7 million. OREO continued to decline as sales outpaced additions to the portfolio during the period.

Loans Receivable – Loans receivable decreased $585,000 during the nine months ended September 30, 2015 to $624.4 million. Net charge-offs of $3.0 million and transfers to OREO of $4.5 million contributed to the net decrease, while loan funding outpaced loan payoffs by approximately $6.9 million.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans as of September 30, 2015. Loans for retail facilities (included in nonfarm nonresidential commercial real estate below) totaled $71.1 million at December 31, 2014.

	As of September 30,		As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$84,908	13.59%	$60,936	9.75%
Commercial Real Estate
Construction	31,484	5.04	33,173	5.31
Farmland	76,670	12.28	77,419	12.39
Nonfarm nonresidential	145,899	23.37	175,452	28.07
Residential Real Estate
Multi-family	39,579	6.34	41,891	6.70
1-4 Family	204,309	32.72	197,278	31.56
Consumer	10,483	1.68	11,347	1.82
Agriculture	30,609	4.90	26,966	4.31
Other	473	0.08	537	0.09
Total loans	$624,414	100.0%	$624,999	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
	Loans	% to Total	Loans	% to Total	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$508,470	81.4%	$509,843	78.6%	$480,545	76.0%	$461,126	$73.8%
Watch	66,726	10.7	67,712	10.4	76,876	12.1	68,200	10.9
Special Mention	1,700	0.3	1,718	0.3	1,110	0.2	4,189	0.7
Substandard	47,518	7.6	69,048	10.7	73,897	11.7	91,484	14.6
Doubtful	—	—	—	—	—	—	—	—
Total	$624,414	100.0%	$648,321	100.0%	$632,428	100.0%	$624,999	$100.0%

Our loans receivable have decreased $585,000 during the nine months ended September 30, 2015. All loan risk categories (other than pass loans) have decreased since December 31, 2014. The pass category increased approximately $47.3 million, the watch category decreased approximately $1.5 million, the special mention category declined approximately $2.5 million, and the substandard category declined approximately $44.0 million. The $44.0 million decrease in loans classified as substandard was primarily driven by $33.2 million in principal payments received, $4.5 million in migration to OREO, $10.4 million in loans upgraded from substandard, and $5.0 million in charge-offs, offset by $9.0 million in loans moved to substandard during the nine months ended September 30, 2015.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(in thousands)
Past Due Loans:
30-59 Days	$1,972	$1,941	$4,370	$3,960
60-89 Days	578	650	1,769	980
90 Days and Over	—	92	18	151
Total Loans Past Due 30-90+ Days	2,550	2,683	6,157	5,091

Nonaccrual Loans	16,987	30,215	36,500	47,175
Total Past Due and Nonaccrual Loans	$19,537	$32,898	$42,657	$52,266

During the nine months ended September 30, 2015, nonaccrual loans decreased by $30.2 million to $17.0 million. This decrease was due to paydowns of $25.1 million, charge-offs of $4.4 million, $4.4 million transferred to OREO, and $1.6 million returned to accrual status, offset by $5.3 million in loans moved to nonaccrual status. During the nine months ended September 30, 2015, loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $2.0 million at September 30, 2015.  Loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $578,000 at September 30, 2015. This represents a $2.4 million decrease from December 31, 2014 to September 30, 2015 in loans past due 30-89 days.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$151
Nonaccrual loans	16,987	47,175
Total non-performing loans	16,987	47,326
Real estate acquired through foreclosure	29,177	46,197
Other repossessed assets	—	—
Total non-performing assets	$46,164	$93,523

Non-performing loans to total loans	2.72%	7.57%
Non-performing assets to total assets	4.85%	9.19%
Allowance for non-performing loans	$393	$1,253
Allowance for non-performing loans to non-performing loans	2.31%	2.65%

At September 30, 2015, nonperforming loans were $17.0 million, or 2.72% of total loans, compared with $47.3 million, or 7.57% of total loans at December 31, 2014, and $44.7 million, or 7.00% of total loans at September 30, 2014. Net loan charge-offs in the first nine months of 2015 totaled $3.0 million compared to $10.2 million for the first nine months of 2014.

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

At September 30, 2015, we had 30 restructured loans totaling $21.4 million compared with 52 restructured loans totaling $42.5 million at December 31, 2014. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties.  Of these loans, three loans totaling approximately $3.6 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $694,000 of commercial loans. At September 30, 2015, $17.7 million of our restructured loans were accruing and $3.8 million were on nonaccrual compared with $22.0 million and $20.5 million, respectively, at December 31, 2014. There were no new TDRs during the first nine months of 2015 or 2014.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	September 30, 2015	December 31, 2014
	(dollars in thousands)

Total non-performing loans	$16,987	$47,326
TDRs on accrual	17,656	21,985
Total non-performing loans and TDRs on accrual	$34,643	$69,311
Real estate acquired through foreclosure	29,177	46,197
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$63,820	$115,508

Total non-performing loans and TDRs on accrual to total loans	5.55%	11.09%
Total non-performing assets and TDRs on accrual to total assets	6.71%	11.35%

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

At September 30, 2015 and December 31, 2014, TDRs totaled $21.4 million and $42.5 million, respectively. During the nine months ended September 30, 2015, TDRs were reduced as a result of $15.9 million in payments, charge-offs of $1.7 million, and transfers to OREO of $3.5 million.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2015 and 2014, and for the year ended December 31, 2014 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2015	2014	2015	2014	2014
	(dollars in thousands)
Balance at beginning of period	$16,809	$25,133	$19,364	$28,124	$28,124

Loans charged-off:
Real estate	1,254	1,548	4,138	12,272	17,943
Commercial	201	216	675	670	1,099
Consumer	70	59	200	238	354
Agriculture	41	—	111	30	30
Other	14	1	47	19	—
Total charge-offs	1,580	1,824	5,171	13,229	19,426

Recoveries
Real estate	1,049	742	1,591	2,481	2,726
Commercial	5	108	406	340	614
Consumer	98	23	158	134	213
Agriculture	2	2	5	11	13
Other	15	14	45	37	—
Total recoveries	1,169	889	2,205	3,003	3,566
Net charge-offs	411	935	2,966	10,226	15,860
Provision (negative provision) for loan losses	(2,200)	—	(2,200)	6,300	7,100
Balance at end of period	$14,198	$24,198	$14,198	$24,198	$19,364

Allowance for loan losses to period-end loans	2.27%	3.79%	2.27%	3.79%	3.10%
Net charge-offs to average loans (annualized)	0.25%	0.58%	0.62%	2.04%	2.39%
Allowance for loan losses to non-performing loans	83.58%	54.17%	83.58%	54.17%	40.92%

Allowance for loan losses for loans individually evaluated for impairment	$469	$1,788	$469	$1,788	$752
Loans individually evaluated for impairment	34,895	78,695	34,895	78,695	71,993
Allowance for loan losses to loans individually evaluated for impairment	1.34%	2.27%	1.34%	2.27%	1.04%

Allowance for loan losses for loans collectively evaluated for impairment	$13,729	$22,410	$13,729	$22,410	$18,612
Loans collectively evaluated for impairment	589,519	559,665	589,519	559,665	553,006
Allowance for loan losses to loans collectively evaluated for impairment	2.33%	4.00%	2.33%	4.00%	3.37%

Our loan loss reserve, as a percentage of total loans at September 30, 2015, decreased to 2.27% from 3.79% at September 30, 2014, and from 3.10% at December 31, 2014.  The change in our loan loss reserve as a percentage of total loans between periods is attributable to the improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends.  Our allowance for loan losses to non-performing loans was 83.58% at September 30, 2015, compared with 40.92% at December 31, 2014, and 54.17% at September 30, 2014. Net charge-offs in the first nine months of 2015 totaled $3.0 million. Gross charge-offs for the first nine months of 2015 totaled $5.2 million, of which $2.9 million were the result of charging off the allowance for individually evaluated loans deemed to be collateral dependent during the period.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Commercial	$269	$485	$1,616
Commercial Real Estate	1,258	11,878	20,045
Residential Real Estate	1,289	3,339	7,212
Consumer	42	167	507
Agriculture	106	17	(124)
Other	2	(26)	—
Total net charge-offs	$2,966	$15,860	$29,256

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans was $393,000 or 2.31% of non-performing loans at September 30, 2015 compared with $1.3 million or 2.65% at December 31, 2014, and $1.2 million or 2.72% at September 30, 2014 as non-performing loan trends continue to improve.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$21,949	$21,257	$65,899	$24,633
Prior charge-offs	(7,039)	(2,779)	(17,758)	(3,249)

Recorded investment	14,910	18,478	48,141	21,384
Allocated allowance	(65)	(404)	(491)	(227)

Recorded investment, less allocated allowance	$14,845	$18,074	$47,650	$21,157

Recorded investment, less allocated allowance/ Unpaid principal balance	67.63%	85.03%	72.31%	85.89%

Based on previous charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment and allocated allowance were 67.63% and 85.03% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2015.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	September 30, 2015			June 30, 2015			March 31, 2015			December 31, 2014
	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$83,578	$1,570	1.88%	$77,187	$1,945	2.52%	$75,277	$2,044	2.72%	$58,914	$2,013	3.42%
Commercial real estate	239,143	7,951	3.32	249,989	8,542	3.42	241,286	10,629	4.41	237,903	10,440	4.39
Residential real estate	225,410	3,825	1.70	231,538	4,890	2.11	220,229	5,021	2.28	217,785	5,560	2.55
Consumer	10,458	181	1.73	9,938	226	2.27	10,799	243	2.25	11,286	273	2.42
Agriculture	30,457	200	0.66	30,161	359	1.19	28,441	391	1.37	26,703	319	1.19
Other	473	2	0.42	497	5	1.01	1,097	15	1.37	415	7	1.69
Total	$589,519	$13,729	2.33%	$599,310	$15,967	2.66%	$577,129	$18,343	3.18%	$553,006	$18,612	3.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 2.33% at September 30, 2015 from 4.00% at September 30, 2014 and 3.37% at December 31, 2014. This decline was driven primarily by an improving loan risk category classification mix and volume as well as improving historical loss trends which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – A negative provision of $2.2 million was recorded for the first nine months of 2015 compared to $6.3 million of provision expense for the first nine months of 2014. The $2.2 million negative provision in the third quarter was primarily driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the portfolio. Substandard loans decreased by $21.5 million or 31.2% over the past quarter and $44.0 million or 48% over the first nine months of 2015, net charge-offs were $3.0 million for the first nine months of 2015 compared to $10.2 million for the first nine months of 2014 and $411,000 for the third quarter of 2015 compared to $1.8 million in the second quarter of 2015, and nonaccrual loans decreased by $13.2 million or 43.8% over the past quarter and $30.2 million or 64.0% over the first nine months of 2015. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2015 were $29.2 million compared with $54.5 million at September 30, 2014 and $46.2 million at December 31, 2014.  See “Note 5 - Other Real Estate Owned,” of the notes to the financial statements. During the first nine months of 2015, we acquired $4.5 million of OREO properties and sold properties totaling approximately $14.4 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to OREO.  In some of these circumstances, an appraisal is in process at quarter end and we must make our best estimate of the fair value of the underlying collateral based on our internal evaluation of the property, our review of the most recent appraisal, and discussions with the currently engaged appraiser.  We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. When an asking price is lowered below the most recent appraised value, appropriate write-downs are taken.

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $8.8 million for the nine months ended September 30, 2015, compared with $2.0 million for the same period of 2014. During the nine months ended September 30, 2015, fair value write-downs of $7.1 million were recorded to reflect declines in the fair value of the real estate based upon reductions in listing prices for certain properties, updated appraisals, and properties liquidated through auctions near and after the end of the third quarter, compared with $1.3 million for the nine months ended September 30, 2014. Late in the third quarter of 2015, the Bank determined to liquidate 18 parcels of OREO with an aggregate book value at that time of $4.0 million through absolute auctions. The auctions resulted in final bids less estimated selling costs of $1.8 million. Fair value write-downs of $2.2 million were recorded in the third quarter of 2015 related to these properties and cash settlement is expected to occur in the fourth quarter of 2015. At quarter end, $6.5 million of OREO property was subject to a contract for sale or letter of intent including the $1.8 million in estimated net proceeds resulting from the auctions discussed above.

Given the current size of the OREO portfolio, OREO expenses may be elevated in future periods as we work to sell these properties. Additionally, nonaccrual loans totaled $17.0 million at September 30, 2015, and we expect to resolve certain of these loans by foreclosure which may result in further additions to our OREO portfolio.

Liabilities – Total liabilities at September 30, 2015 were $917.7 million compared with $984.5 million at December 31, 2014, a decrease of $66.9 million, or 6.8%. This decrease was primarily attributable to a decrease in deposits of $48.9 million from $926.8 million at December 31, 2014 to $877.9 million at September 30, 2015, a decrease in Federal Home Loan Bank advances of $12.5 million and a decrease of $4.0 million in junior subordinated debentures due to the debt to equity transaction on September 30, 2015. Federal Home Loan Bank advances are used from time to time to fund asset growth and manage interest rate risk in accordance with our asset/liability management strategies.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$112,326		$113,150
Interest checking	87,413	0.13%	83,504	0.15%
Money market	108,474	0.56	96,194	0.55
Savings	36,003	0.22	36,803	0.24
Certificates of deposit	572,243	0.97	632,020	1.29
Total deposits	$916,459	0.70%	$961,671	0.92%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$312,772	0.94%	$354,250	1.22%
$100,000 or more	259,471	1.01	277,770	1.37
Total	$572,243	0.97%	$632,020	1.29%

The following table shows at September 30, 2015 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$53,113
Three months through six months	36,668
Six months through twelve months	62,584
Over twelve months	89,665
Total	$242,030

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

Funds are available from a number of sources, including the sale of securities in the available for sale portion of the investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Our available for sale investment portfolio totaled $146.8 million at September 30, 2015 and within that portfolio, $32.2 million of our securities currently have an unrealized loss of $432,000.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2015, our additional borrowing capacity with the FHLB was $25.7 million. Any new advances are limited to a one year maturity or less. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

We use cash to pay dividends on common stock, if and when declared by the Board of Directors, and to service debt. The main sources of funding for the Company include dividends paid by the Bank and financing obtained in the capital markets. During 2011, the Company contributed $13.1 million to the Bank which substantially decreased its liquid assets. The contribution was made to strengthen the Bank’s capital in an effort to help it comply with its capital ratio requirements under the consent order. The Company’s liquid assets decreased from $20.3 million at December 31, 2010, to $1.2 million at September 30, 2015. Since the Bank is unlikely to be in a position to pay dividends to the parent company for the foreseeable future, cash inflows for the parent are limited to earnings on investment securities, sales of investment securities, and interest on deposits with the Bank. Ongoing cash operating expenses of the parent company are expected to be approximately $1.0 million over the next twelve months. We have elected to defer payments on our trust preferred securities.

Capital

In the fourth quarter of 2011, we began deferring interest payments on our junior subordinated notes, which resulted in a deferral of distributions on our trust preferred securities. Therefore, we will not be able to pay cash dividends on our common shares until such time that we have paid all deferred distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters (through September 30, 2016), we must pay all deferred interest or we will be in default. At September 30, 2015, cumulative accrued and unpaid interest on our junior subordinated notes totaled $2.3 million.

Stockholders’ equity increased $343,000 to $33.8 million at September 30, 2015, compared with $33.5 million at December 31, 2014 due to the issuance of common stock related to the retirement of $4.0 million of the Company’s junior subordinated debt. This increase in common stock was offset by current year net loss of $2.6 million, and a decrease in the fair value of our available for sale securities portfolio of $805,000.

On February 25, 2015, shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. Total issued and outstanding common shares and non-voting common shares were 26,949,205 at September 30, 2015.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1,200,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for 400,000 common shares, resulting in an $883,000 gain on extinguishment of debt. The subsidiary also received two-thirds of the Trust Securities from related parties in exchange for 400,000 common shares and 400,000 non-voting common shares. The debt and interest liability exchanged with related parties was treated as a capital transaction.

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

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				September 30, 2015		December 31, 2014
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	6.0%	8.0%	N/A	6.86%	8.73%	6.70%	8.59%
Common equity Tier I capital	4.5	6.5	N/A	5.07	8.73	N/A	N/A
Total risk-based capital	8.0	10.0	12.0%	10.40	10.50	10.61	10.57
Tier 1 leverage ratio	4.0	5.0	9.0	4.73	6.01	4.51	5.78

At September 30, 2015, the Bank’s Tier 1 leverage ratio was 6.01%, and its total risk-based capital ratio was 10.50%, both of which are below the minimum capital ratios required by the Consent Order. Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s interest sensitivity profile was liability sensitive at September 30, 2015 and December 31, 2014. Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.82% at September 30, 2015, compared with a decrease of 3.15% at December 31, 2014, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 1.44% at September 30, 2015, compared with a decrease of 5.86% at December 31, 2014, and also is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2015, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(399)	(1.44)%
+ 100 basis points	(227)	(0.82)

We did not run a model simulation for declining interest rates as of September 30, 2015 because the Federal Reserve effectively lowered the federal funds target rate from between 0.00% to 0.25% in December 2008.  Therefore, no significant further short-term rate reductions can occur.

Item 4. Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

●

The Special Assets Group promptly and thoroughly reviews new information material to the fair value of the property and analyzes key assumptions relevant to the fair value conclusion and cost to sell estimate. New information includes, but it not limited to, updated appraisals, site visits performed by the Special Assets Group, and discussions with current tenants.

●

Personnel, including senior management, consult with the Special Assets Group and external experts, such as property management professionals, to evaluate the new information material to the fair value of the property including comparable sales, income and expenses, and other relevant valuation factors.

●

Finance and accounting personnel engage in detailed discussions regarding valuation issues and review other real estate owned, including additions, with the Special Assets Group throughout each reporting period and through the subsequent period up to the filing of the financial statements.

During the fourth quarter of 2014 and throughout the first nine months of 2015, we took steps to resolve the material weakness by changing our controls, procedures, and processes for recording other real estate owned at estimated fair value less cost to sell, as discussed above. Based on our evaluation, management including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Exchange Agreement with Patriot Financial Partners, L.P dated September 30, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 2, 2015).

10.2	Exchange Agreement with W. Glenn Hogan dated September 30, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 2, 2015).

10.3	Consent Order dated November 12, 2015.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 12, 2015	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 12, 2015	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer