Form 10-K
period 2015-12-31
Porter Bancorp, Inc.
filed 2016-03-25
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

   Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2015, was $15,625,021 based upon the last sales price reported for such date on the NASDAQ Capital Market.

 20,086,177 shares of Common Stock and 6,858,000 shares of Non-Voting Common Stock, no par value, were outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2016 are incorporated by reference into Part III of this Form 10-K.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate the tenth largest bank domiciled in the Commonwealth of Kentucky based on total assets through our wholly owned subsidiary PBI Bank (the “Bank”). We operate 15 banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of December 31, 2015, we had total assets of $948.7 million, total loans of $618.7 million, total deposits of $878.0 million and stockholders’ equity of $32.0 million.

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

■

Southern Kentucky: This market includes Bowling Green, the third largest city in Kentucky, located about 60 miles north of Nashville, Tennessee. Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of the area. This market also includes communities in the contiguous Barren County, including the city of Glasgow. Major employers in Barren and Warren Counties include GM’s Corvette plant, several other automotive facilities, and R.R. Donnelley’s regional printing facility.

■

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, Texas Gas, US Bank Home Mortgage and Toyotetsu.

■

South Central Kentucky: South of the Louisville metropolitan area, we have banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

Our Products and Services

We meet our customers’ banking needs with a broad range of financial products and services. Our lending services include real estate, commercial, mortgage, agriculture, and consumer loans to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, mobile banking, treasury management services, remote deposit services, electronic funds transfers through ACH services, domestic and foreign wire transfers, cash management, vault services, along with loan and deposit sweep accounts.

Employees

At December 31, 2015, the Company had 244 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

Supervision and Regulation

Consent Order and Written Agreement. On June 24, 2011, the Bank entered into a consent order (the “Consent Order”) with the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”). The Bank agreed to obtain the written consent of both agencies before declaring or paying any future dividends. The Consent Order established benchmarks for the Bank to improve its asset quality, reduce its loan concentrations, and maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%.

On September 21, 2011, we entered into a written agreement (“Written Agreement”) with the Federal Reserve Bank of St. Louis. The Company made formal commitments in the Written Agreement to use its financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without written approval, and to submit an acceptable plan to maintain sufficient capital.

The Consent Order with the FDIC and KDFI was subsequently revised in October 2012 and October 2015. In the most recent revision, the Bank continues to agree to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agrees that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan. The most recent Consent Order includes several of the substantive provisions of the prior Consent Orders, but omits previous provisions related to reducing loan concentrations, which the Bank has satisfied. It also requires the Bank to continue to adhere to the plans implemented in response to the prior Consent Orders.

We continue to work towards achieving capital ratio compliance. At December 31, 2015, the Bank’s Tier 1 leverage ratio was 6.08% and its total risk-based capital ratio was 10.58%, which are below the minimums of 9.0% and 12.0% required by the Consent Order.

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

Many provisions of the Dodd-Frank Act require interpretation and rule-making by federal agencies. The Company monitors all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on the Company is not fully known, the law is likely to result in greater compliance costs and higher fees paid to regulators, along with possible restrictions on the Company’s operations.

Porter Bancorp. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As such, we must file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. We are also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. We are subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions. A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank but is engaged in certain non-banking activities. Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then may only do so if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company would constitute an acquisition of control of the bank holding company. In addition, any company is required to obtain the approval of the Federal Reserve Board before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Permissible Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature,” incidental to financial activity, or complementary to financial activity that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are “financial in nature” include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. We have not filed an election to become a financial holding company.

Capital Adequacy Requirements. Both the Company and the Bank are required to comply with capital adequacy guidelines. Guidelines are established by the Federal Reserve Board for the Company and the FDIC for the Bank. Both the Federal Reserve Board and the FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. The capital adequacy guidelines are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Bank is subject to a Consent Order with its primary regulators and therefore cannot be considered well-capitalized. The Consent Order calls for a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. PBI Bank’s Tier 1 leverage ratio and total-risk based capital ratios were 6.08% and 10.58%, respectively at December 31, 2015.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Act. The final rules implementing the Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  These rules refine the definition of what constitutes “capital” for purposes of calculating the capital ratios.

The Basel III minimum capital level requirements applicable to bank holding companies and banks subject to the rules are  a common equity Tier 1 capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8%, and a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios area common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.

The phase-in of the capital conservation buffer requirement begins in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital may consist of subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses. Proceeds of trust preferred securities are excluded from Tier 1 capital unless issued before 2010 by an institution with less than $15 billion of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decrease, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

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

Dividends. Under Federal Reserve Board policy, bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not declare a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

The Company is a legal entity separate and distinct from the Bank. Historically, the majority of our revenue has been from dividends paid to us by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), an insured institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings. A bank holding company may still declare and pay a dividend if it does not have current operating earnings if the bank holding company expects profits for the entire year and the bank holding company obtains the prior consent of the Federal Reserve. The Company and the Bank must obtain the prior written consent of each of their primary regulators prior to declaring or paying any future dividends.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. Before any dividend may be declared for any period (other than with respect to preferred stock), a bank must increase its capital surplus by at least 10% of the net profits of the bank for the period until the bank’s capital surplus equals the amount of its stated capital attributable to its common stock. Moreover, the KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. The Bank did not pay any dividends in 2015 or 2014.

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

Capital Requirements. Please see capital adequacy requirements discussion above. As previously discussed, PBI Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a Tier 1 leverage ratio of 9%. As of December 31, 2015, the Bank’s ratio of total capital to total risk-weighted assets was 10.58% and its Tier I leverage ratio was 6.08%, both under the ratios required by the Consent Order.

Deposit Insurance Assessments. The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under this system, as amended, the assessment rates for an insured depository institution vary according to the level of risk incurred in its activities. To arrive at an assessment rate for a banking institution, the FDIC places it in one of four risk categories determined by reference to its capital levels and supervisory ratings. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

The Dodd-Frank Act imposed additional assessments and costs with respect to deposits. Under the Dodd-Frank Act, the FDIC imposes deposit insurance assessments based on total assets rather than total deposits. Pursuant to the Dodd-Frank Act, the FDIC revised the deposit insurance assessment system and implemented a revised assessment rate process with the goal of differentiating insured depository institutions who pose greater risk to the DIF.

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

Section 613 of the Dodd-Frank Act effectively eliminated the interstate branching restrictions set forth in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Banks located in any state may now de novo branch in any other state, including Kentucky. Such unlimited branching power may increase competition within the markets in which the Company and the Bank operate.

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

Consumer Protection Laws. The Bank is subject to federal consumer protection statues and regulations promulgated under those laws, including, but not limited to, the:

●	Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;
●	Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide certain information about home mortgage and refinanced loans;
●

Real Estate Settlement Procedures Act (“RESPA”), requiring lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibiting certain abusive practices;

●	Secure and Fair Enforcement for Mortgage Licensing Act (“S.A.F.E. Act”), requiring residential loan originators who are employees of financial institutions to meet registration requirements;
●	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
●	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act and Regulation DD, which requires disclosure of deposit terms to consumers;
●	Regulation CC, which relates to the availability of deposit funds to consumers;
●

Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act, governing automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Automated Overdraft Payment Regulations and Regulation E, requiring financial institutions to provide customer notices, monitor overdraft payment programs, and prohibiting financial institutions from charging consumer fees for paying overdrafts on automated teller machine and one time debit card transactions unless a consumer consents, or opts in to the service for those types of transactions.

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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission. The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market-making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. We do not believe the Volcker Rule will have a significant effect on the Bank’s operations.

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

Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and bank subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on our business and earnings and those of our subsidiaries cannot be predicted.

Recently Enacted and Future Legislation. From time to time various laws, regulations and governmental programs affecting financial institutions and the financial industry are introduced in Congress or otherwise promulgated by regulatory agencies. Such measures may change the environment in which the Company and its subsidiaries operate in substantial and unpredictable ways. The nature and extent of future legislative, regulatory or other changes affecting financial institutions are unpredictable at this time.  Future legislation, policies and the effects thereof might have a significant influence on overall growth and distribution of loans, investments and deposits. They also may affect interest rates charged on loans or paid on time and savings deposits. New legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Available Information

We file periodic reports with the SEC including our annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our SEC reports are accessible at no cost on our web site at http://www.pbibank.com, under the Investors Relations section, once they have been electronically filed with the SEC. A shareholder may also request a copy of our Annual Report on Form 10-K free of charge upon written request to: Chief Financial Officer, Porter Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.

Item 1A. Risk Factors

An investment in our common stock involves a number of risks. Realization of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations, cash flow and/or future prospects.

We are subject to a Consent Order with the FDIC and the KDFI and a Written Agreement with the Federal Reserve that restrict the conduct of our operations and may have a material adverse effect on our business.

Our Consent Order with the FDIC and the KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. If it should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank has agreed to develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan. The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company. The most recent Consent Order requires the Bank to continue to adhere to the plans implemented in response to prior Consent Orders, but omits previous provisions related to reducing loan concentrations, which the Bank has satisfied.

We continue to work towards achieving capital ratio compliance. At December 31, 2015, the Bank’s Tier 1 leverage ratio was 6.08% and its total risk-based capital ratio was 10.58%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order.

In a Written Agreement with the Federal Reserve Bank of St. Louis, the Company made formal commitments in the agreement to use its financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without written approval, and to submit an acceptable plan to maintain sufficient capital.

Bank regulatory agencies can exercise discretion when an institution does not meet minimum regulatory capital levels and the other terms of a consent order.  The agencies may initiate changes in management, issue mandatory directives, impose monetary penalties or refrain from formal sanctions, depending on individual circumstances. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business. Compliance with our Consent Order also increases our operating expense, and adversely affects our financial performance.

We have made commitments to the banking regulators to raise additional capital. Our inability to increase our capital to the levels required by our bank regulatory agreements could have a material adverse effect on our business.

We incurred a net loss of $3.2 million and $11.2 million in 2015 and 2014, respectively. Losses, non-performing loan costs, expenses for other real estate owned (“OREO”), and asset impairments have reduced our capital below the levels we agreed to maintain with our banking regulators. While we believe we have recognized the probable losses in our portfolio, further credit deterioration could result in additional losses and a reduction in capital levels.

In its Consent Order with the FDIC and the KDFI, the Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to average assets of 9.0%. As of December 31, 2015, the Bank’s ratio of total capital to total risk-weighted assets was 10.58% and its ratio of Tier 1 capital to average assets was 6.08%, both below the ratios required by the consent order.

We have agreed to restore our capital ratios to levels that comply with our regulatory agreements. We have implemented several initiatives to increase our regulatory capital and reduce our non-performing assets and continue to evaluate other specific initiatives to attain these objectives, such as selling assets and raising capital by selling stock.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets (which are outside of our control) and our financial performance, including the management of our revenue, expenses, levels of average assets, credit quality, levels of OREO, and contingent liability risks. We may not have access to capital on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition, and results of operations. In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

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

If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires in the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.5 million as of December 31, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling more than $10.5 million before any distribution can be made to the holders of our common shares.

As a bank holding company, we depend on dividends and distributions paid to us by our banking subsidiary.

The Company is a legal entity separate and distinct from the Bank and our other subsidiaries. Our principal source of cash flow, from which we would fund any dividends paid to our shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to us, and regulations of the Federal Reserve govern our ability to pay dividends or make other distributions to our shareholders. In its consent order with the FDIC and the KDFI, the Bank agreed not to pay dividends to us without the prior consent of those regulators. Liquid assets were $1.0 million at December 31, 2015. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability, cash inflows for the Company are limited to common stock or debt issuances. As of December 31, 2015, we could issue approximately 5 million common shares while still preserving the value of our NOLs under Section 382 of the Internal Revenue Code. Ongoing operating expenses of the Company are forecasted at approximately $1.0 million for 2016. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

We are effectively precluded from paying any dividends for the foreseeable future.

Our agreement with the holders of our trust preferred securities provides that we cannot pay dividends until we pay all deferred distributions in full and resume paying quarterly distributions. We have also agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, we cannot pay dividends until the Consent Order is satisfied and we return to profitability. In addition, the dividend preferences of our Series E and Series F Preferred Shares entitle our preferred shareholders to receive an annual, noncumulative 2% dividend before we can pay a dividend on our non-voting common shares and voting common shares.

Our holding company debt could make it difficult to raise capital.

At December 31, 2015, we had an aggregate obligation of $23.5 million relating to the principal and accrued unpaid interest on our four issues of junior subordinated debentures, which has resulted in a deferral of distributions on our trust preferred securities. Although we are permitted to defer payments on these securities for up to five years (and we commenced doing so in 2011), the deferred interest payments continue to accrue until paid in full. Our deferral period expires in the third quarter of 2016.

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

The Bank previously has served as trustee for Employee Stock Ownership Plans (“ESOP”) which engaged in transactions that under review are the subject of litigation initiated by the U. S. Department of Labor (“DOL”), subjecting us to certain financial risks.

From 2007 until the first quarter of 2013, the Bank served as trustee for certain ESOPs that purchased the stock of companies from prior owners in purchase transactions.  Stock purchase transactions by ESOPs are subject to regular and routine reviews by the DOL for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA. The Bank has been a defendant in legal proceedings initiated by the DOL with respect to two stock purchase transactions by ESOPs for which the Bank served as trustee. One such matter has been settled, and the parties have agreed to settle the second matter subject to final documentation. A ruling in any future litigation that the Bank failed to fulfill its fiduciary duties under ERISA with respect to an ESOP, including stock purchases by the ESOP, would subject us to claims for damages as well as fines and penalties assessable under ERISA. See “Note 24 – Contingencies” of the Notes to Consolidated Financial Statements.

Investigations into and heightened scrutiny of our operations could result in additional costs and damage our reputation.

In October 2014, the Department of Justice (“DOJ”) initiated an investigation concerning possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008.  We are cooperating with the investigation.  To date, DOJ has made no determination whether to pursue any action in the matter. Heightened scrutiny of the operations of the Company and the Bank by federal and state officials may subject us to governmental or regulatory inquiries, investigations, actions, penalties and fines, which could adversely affect our reputation and result in costs to us in excess of current reserves and management’s estimate of the aggregate range of possible loss for litigation matters.

Our business may be adversely affected by conditions in the financial markets and by economic conditions generally.

Weakness in business and economic conditions generally or specifically in our markets may have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans and other products and services offered by us;
●	A decrease in the value of collateral securing our loans;
●	An impairment of certain intangible assets, such as core deposit intangibles; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

Adverse conditions in the general business environment have had an adverse effect on our business in the past. Although the general business environment has improved, we cannot predict how long such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values, rents, and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which we have a significant number of customers, more significantly than other economic sectors. Furthermore, we have a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should economic conditions worsen, our business, financial condition or results of operations could be adversely affected.

A large percentage of our loans are collateralized by real estate, and prolonged weakness in the real estate market may result in losses and adversely affect our profitability.

Approximately 80.1% of our loan portfolio as of December 31, 2015, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in our markets. Persistent weakness in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of depressed real estate values, we were required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

We offer real estate construction and development loans, which carry a higher degree of risk than other real estate loans. Weakness in the residential construction and commercial development real estate markets has in the past increased the non-performing assets in our loan portfolio and our provision for loan loss expense. These impacts have had, and could have in the future, a material adverse effect on our capital, financial condition and results of operations.

Approximately 5.4% of our loan portfolio as of December 31, 2015 consisted of real estate construction and development loans, up slightly from 5.3% at December 31, 2014 and down from 6.1% at December 2013. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually on the sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability and financial condition.

Residential construction and commercial development real estate activity in our markets were affected by challenging economic conditions following the financial crisis of 2008. Weakness in these sectors could lead to additional valuation adjustments to our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severity of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer challenging economic conditions persist, the more likely they are to adversely affect the ability of residential real estate development borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans in the past, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision for loan loss expense could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

If we experience greater credit losses than anticipated, our operating results would be adversely affected.

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

We continue to hold and acquire OREO properties, which could increase operating expenses and result in future losses to the Company.

During recent years, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (“OREO”). An increase in our OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale. We expect that our operating results in 2016 will continue to be adversely affected by expenses associated with OREO, including insurance and taxes, completion and repair costs, as well as by the funding costs associated with OREO assets.

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

In response to market conditions and other economic factors, we may utilize alternative sale strategies other than orderly disposition as part of our OREO disposition strategy, such as auctions or bulk sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of our OREO properties. In addition, our disposition of OREO through alternative sales strategies could impact the fair value of comparable OREO properties remaining in our portfolio.

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

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities would be subject to repricing before assets become subject to repricing. Fixed rate investment securities are subject to fair value declines as interest rates rise. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

If we cannot obtain adequate funding, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Company.

Our liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits set by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies do not work as well as intended, then we may be unable to make loans and to repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets. We are currently prohibited from accepting brokered deposits. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

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

Due to our losses, we have a net operating loss carry-forward of $38.1 million, credit carry-forwards of $900,000, and other net deferred tax assets of $13.1 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2011. Should the Company issue a sufficient number of new shares to raise additional capital, a change in control could be triggered, as defined by Section 382 of the Internal Revenue Code, which could negatively impact or limit the ability to utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

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

Certain accounting policies are critical to presenting our reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for loan losses, valuation of OREO, valuation of securities, valuation of stock based compensation and valuation of deferred income taxes. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to significantly increase the allowance for credit losses, sustain credit losses that are significantly higher than the reserve provided, recognize significant impairment on our OREO, or permanently impair deferred tax assets.

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

We are subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, as described under “Item 1 – Business-Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, and not our shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks, and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations, and policies or to maintain our capital requirements could affect our ability to pay dividends on common shares, our ability to grow through the development of new offices, make acquisitions, and remain independent. These limitations may prevent us from successfully implementing our growth and operating strategies.

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Consumer Financial Protection Bureau, the SEC, the Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect our operating results.

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

The Bank operates 15 banking offices located in Kentucky. The following table shows the location, square footage and ownership of each property. We believe that each of these locations is adequately insured. Support operations are located in our main office in Louisville and in Glasgow.

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

Market Information

Our common shares are traded on the NASDAQ Capital Market under the ticker symbol “PBIB”. The following table presents the high and low market closing prices for our common shares reported on the NASDAQ Capital Market for the periods indicated.

	2015
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$1.76	$1.38	$0.00
Third Quarter	1.75	1.39	0.00
Second Quarter	1.86	0.90	0.00
First Quarter	0.96	0.46	0.00

	2014
	Market Value
Quarter Ended	High	Low	Dividend
Fourth Quarter	$1.03	$0.48	$0.00
Third Quarter	1.08	0.95	0.00
Second Quarter	1.18	0.90	0.00
First Quarter	1.24	0.94	0.00

As of January 31, 2016, we had approximately 1,564 shareholders, including 349 shareholders of record and approximately 1,215 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividends

We will not be able to pay dividends on our common shares until the Consent Order is satisfied and we return to profitability. We historically paid quarterly cash dividends on our common shares until we suspended dividend payments in October 2011. As a bank holding company, our ability to declare and pay dividends depends on certain federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. We have agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

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

We will not be able to pay cash dividends on our common shares until we have paid all deferred distributions on our trust preferred securities. Deferred distributions on our trust preferred securities are cumulative, and distributions accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of the Preferred Shares will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution can be made to the holders of our Common Shares or Preferred Shares. Our Series E and Series F Preferred Shares have priority over our common shares and non-voting common shares with respect to any payment of dividends.

Purchase of Equity Securities by Issuer

During the fourth quarter of 2015, the Company did not repurchase any of its common shares, which is its only registered class of equity securities.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2011 to 2015. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2015	2014	2013	2012	2011
Income Statement Data:
Interest income	$36,574	$39,513	$43,228	$57,729	$73,554
Interest expense	7,023	9,795	11,143	15,774	22,039
Net interest income	29,551	29,718	32,085	41,955	51,515
Provision for loan losses	(4,500)	7,100	700	40,250	62,600
Non-interest income	7,695	4,079	5,919	9,590	7,833
Non-interest expense	44,959	39,435	38,890	44,292	104,273
Loss before income taxes	(3,213)	(12,738)	(1,586)	(32,997)	(107,525)
Income tax benefit	—	(1,583)	—	(65)	(218)
Net loss	(3,213)	(11,155)	(1,586)	(32,932)	(107,307)
Less:
Dividends and accretion on preferred stock	—	2,362	2,079	1,929	1,927
Effect of exchange of preferred stock for common stock	—	(36,104)	—	—	—
Earnings (loss) allocated to participating securities	(336)	3,159	(267)	(1,429)	(4,080)
Net income (loss) attributable to common	$(2,877)	$19,428	$(3,398)	$(33,432)	$(105,154)

Common Share Data:
Basic earnings (loss) per common share	$(0.12)	$1.59	$(0.29)	$(2.85)	$(8.98)
Diluted earnings (loss) per common share	(0.12)	1.59	(0.29)	(2.85)	(8.98)
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.02
Book value per common share (1)	1.09	1.67	(0.18)	0.74	3.74
Tangible book value per common share (1)	1.07	1.61	(0.29)	0.58	3.54

Balance Sheet Data (at period end):
Total assets	$948,722	$1,017,989	$1,076,121	$1,162,631	$1,455,424
Debt obligations:
FHLB advances	3,081	15,752	4,492	5,604	7,116
Junior subordinated debentures	21,000	25,000	25,000	25,000	25,000
Subordinated capital note	4,050	4,950	5,850	6,975	7,650

Average Balance Data:
Average assets	$984,419	$1,049,232	$1,098,400	$1,341,565	$1,659,959
Average loans	635,948	662,442	788,176	1,033,320	1,243,474
Average deposits	907,785	961,671	1,004,052	1,217,083	1,434,462
Average FHLB advances	3,473	4,473	4,990	6,325	15,315
Average junior subordinated debentures	23,981	25,000	25,000	25,000	25,000
Average subordinated capital note	4,608	5,508	6,404	7,309	8,208
Average stockholders’ equity	33,083	33,881	42,631	75,679	159,434

(1)

After shareholder approval on February 25, 2015, the mandatorily convertible Series B Preferred Shares converted into 4,053,600 common shares and the mandatorily convertible Series D Preferred Shares converted into 6,458,000 non-voting common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, PBI Bank (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company which operates banking offices in twelve counties through its wholly owned subsidiary, the Bank. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 54.4% of our total loan portfolio as of December 31, 2015, and 55.5% as of December 31, 2014. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2015, we reported a net loss of $3.2 million compared with net loss of $11.2 million for the year ended December 31, 2014 and a net loss of $1.6 million for the year ended December 31, 2013. After deductions for dividends and accretion on preferred stock, allocating losses to participating securities, and the effect of the exchange of preferred stock for common stock, net loss attributable to common shareholders was $2.9 million for the year ended December 31, 2015, compared with net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014, and a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013. Basic and diluted loss per common share were ($0.12) for the year ended December 31, 2015, compared with net income per common share of $1.59 for 2014, and a net loss of ($0.29) for 2013.

Our financial performance in 2015 continued to be negatively impacted by the Bank’s elevated level of non-performing assets. Despite substantial improvement during 2015, asset quality remediation, increasing capital, and lowering the risk profile of the Company remain our major objectives for 2016.

Non-performing loans were 2.28% of total loans and non-performing assets were 3.51% of total assets, at December 31, 2015 compared to 7.57% and 9.19%, respectively, at December 31, 2014. We remain diligent in the management of our loan portfolio and are striving to continue improving credit quality by working throughout our markets to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

The following significant items are of note for the year ended December 31, 2015:

●

We recorded negative provision for loan losses expense of $4.5 million in 2015, compared to a provision for loan losses expense of $7.1 million for 2014, because of declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $2.8 million for 2015, compared to $15.9 million for 2014 and $29.3 million for 2013. See additional discussion below regarding improving trends in non-performing loans, past due loans, and loan risk categories during the period, factors which led to the negative provision expense.

●

Non-performing loans decreased $33.2 million to $14.1 million at December 31, 2015, compared with $47.3 million at December 31, 2014. The decrease in non-performing loans was primarily due to $27.6 million in paydowns, $5.5 million in transfers to OREO, and $5.1 million in charge-offs.

●

Loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $3.1 million at December 31, 2015, and loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $241,000 at December 31, 2015. Total loans past due and nonaccrual loans decreased to $17.5 million at December 31, 2015 from $52.3 million at December 31, 2014.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2014. Pass loans represent 83.6% of the portfolio at December 31, 2015, compared to 73.8% at December 31, 2014 and 52.1% at December 31, 2013. During 2015, the pass category increased approximately $56.4 million, the watch category declined approximately $4.8 million, the special mention category declined approximately $2.8 million, and the substandard category declined approximately $55.1 million. The $55.1 million decrease in loans classified as substandard was primarily driven by $39.8 million in principal payments received, $5.5 million in migration to OREO, $14.0 million in loans upgraded from substandard, and $5.8 million in charge-offs, offset by $10.1 million in loans moved to substandard during 2015.

●

Foreclosed properties were $19.2 million at December 31, 2015, compared with $46.2 million at December 31, 2014.  During the year ended December 31, 2015, the Company acquired $5.5 million and sold $22.6 million of OREO. We incurred OREO losses totaling $9.9 million during the year ended December 31, 2015, reflecting fair value write-downs for reductions in listing prices for certain properties, updated appraisals, and certain properties liquidated through auctions, and $74,000 in net loss on sales of OREO. OREO expense may be elevated in future periods as we work to sell these properties, given the current size of the OREO portfolio.

●

Our non-performing assets decreased to $33.3 million or 3.51% of total assets at December 31, 2015, compared with $93.5 million or 9.19% of total assets at December 31, 2014. In addition, accruing troubled debt restructurings declined to $17.4 million at December 31, 2015 from $22.0 million at December 31, 2014.

●

Net interest margin increased 18 basis points to 3.27% for the year ended 2015 compared with 3.09% in the year ended December 31, 2014. The increase in margin between periods was primarily due to a decrease in the cost of interest bearing liabilities from 1.11% in 2014 to 0.85% in 2015. The decrease in cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates. Average loans decreased 4.0% to $635.9 million in 2015 compared with $662.4 million in 2014.

●

Non-interest income increased $3.6 million in 2015 to $7.7 million compared with $4.1 million for the year ended December 31, 2014 driven primarily by gains on the sales of securities totaling $1.8 million, compared to $92,000 for 2014, as well as an increase in OREO rental income of $1.1 million between the two periods. The increase in OREO income is the result of several larger properties with tenants being transferred to OREO in the second quarter of 2014. Non-interest income also increased due to an $883,000 gain on extinguishment of debt.

●

Non-interest expense increased $5.5 million in 2015 to $45.0 million compared with $39.4 million for 2014, due to an increase in OREO expenses of $6.5 million primarily related to fair value write-downs for 2015, and an increase in professional fees of $1.2 million related to legal fees and litigation expenses, offset by a decrease in loan collection expenses of $1.9 million.

●

Deposits decreased $48.8 million or 5.3% to $878.0 million at December 31, 2015 compared with $926.8 million at December 31, 2014. Certificate of deposit balances decreased $74.9 million during 2015 to $499.8 million at December 31, 2015, from $574.7 million at December 31, 2014. Demand deposits increased $5.1 million or 4.5% during 2015 to $120.0 million compared with $114.9 million at December 31, 2014.

●

On February 25, 2015, we completed the final step in the retirement of our Preferred Shares originally issued to the U.S. Treasury when shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. A total of 26,947,533 common shares and non-voting common shares were issued and outstanding at December 31, 2015.

●

In 2015, the Company took measures to preserve the value of its net operating loss carryforwards (“NOLs”) and other deferred tax assets under Section 382 of the Internal Revenue Code. On June 24, 2015, the Board of Directors adopted a tax benefits preservation plan intended to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common stock. The tax benefits preservation plan is more fully described in Note 9 – “Income Taxes”. On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation designed to block transfers of common shares that could result in an ownership change. At December 31, 2015, the Company’s net deferred tax asset totaled $52.1 million and was subject to a full valuation allowance.

●

On September 30, 2015, we completed a common equity for debt exchange with the holders of $4.0 million of the capital securities issued by one of the Company’s subsidiary trusts. Accrued and unpaid interest on the trust securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1.2 million shares. In the transaction, a wholly owned subsidiary of the Company acquired one-third of the trust securities directly from an unrelated third party in exchange for the issuance of 400,000 common shares resulting in an $883,000 gain on extinguishment of debt. The subsidiary also acquired two-thirds of the Trust Securities having a book value of $2.9 million from related parties in exchange for the issuance of 400,000 common shares and 400,000 non-voting common shares, which was recorded as a capital transaction in accordance with the applicable accounting rules. Deferred distributions on the remaining $21.0 million of our trust preferred securities outstanding totaled $2.5 million as of December 31, 2015. The common equity for debt exchange is more fully described in Note 12 – “Junior Subordinated Debentures”.

These items are discussed in further detail throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Section.

Going Concern Considerations and Future Plans

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this section and in Note 2 – “Going Concern Considerations and Future Plans” create substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2015, we reported a net loss of $3.2 million compared with net loss of $11.2 million for the year ended December 31, 2014 and a net loss of $1.6 million for the year ended December 31, 2013. After deductions for dividends and accretion on Preferred Shares, allocating losses to participating securities, and the effect of the exchange of Preferred Shares for common stock, net loss attributable to common shareholders was $2.9 million for the year ended December 31, 2015, compared with net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014, and a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013.

Despite substantial reductions in non-performing assets during the year, our financial performance in 2015 continued to be negatively impacted by the Bank’s elevated level of non-performing assets. Non-performing loans were 2.28% of total loans and non-performing assets were 3.51% of total assets, at December 31, 2015 compared to 7.57% and 9.19%, respectively, at December 31, 2014. See “Analysis of Financial Condition,” below.

Beginning with the fourth quarter of 2011, we have deferred paying interest on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires at the end of the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.5 million as of December 31, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F preferred stock will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

We continue to be involved in various legal proceedings. We dispute the material factual allegations made against us, and after conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 24 – “Contingencies”.

As described in “Item 1 – Business” above, our Consent Order with the FDIC and KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of December 31, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.08% and 10.58%, respectively, both less than the minimum capital ratios required by the Consent Order. If the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Consent Order requires the Bank to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Increasing capital through the limited issuance of common stock to new and existing shareholders.

●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.

●	Executing on the sale of OREO and reinvestment in quality income producing assets.

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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. As of December 31, 2015, we could issue approximately 5 million common shares while still preserving the value of our NOLs under Section 382 of the Internal Revenue Code. The Company’s liquid assets were $1.0 million at December 31, 2015. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

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

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis. We established a 100% deferred tax valuation allowance in December 2011 based upon the analysis of our past performance and our expected future performance. When evaluating our deferred tax assets for realizability during 2015 and 2014, we concluded that a full valuation allowance was still necessary at December 31, 2015 and 2014, due to the additional losses incurred during those years. A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized. Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2015 compared with 2014:

	For the Years Ended December 31,		Change from Prior Period
	2015	2014	Amount	Percent
	(dollars in thousands)
Gross interest income	$36,574	$39,513	$(2,939)	(7.4)%
Gross interest expense	7,023	9,795	(2,772)	(28.3)
Net interest income	29,551	29,718	(167)	(0.6)
Provision (negative provision) for loan losses	(4,500)	7,100	(11,600)	(163.4)
Non-interest income	5,929	3,987	1,942	48.7
Gains on sale of securities, net	1,766	92	1,674	1819.6
Non-interest expense	44,959	39,435	5,524	14.0
Net loss before taxes	(3,213)	(12,738)	9,525	(74.8)
Income tax benefit	—	(1,583)	1,583	(100.0)
Net loss	(3,213)	(11,155)	7,942	(71.2)
Dividends and accretion on preferred stock	—	(2,362)	2,362	(100.0)
Effect of exchange of preferred stock for common stock	—	36,104	(36,104)	(100.0)
Losses (earnings) attributable to participating securities	336	(3,159)	3,495	(110.6)
Net income (loss) attributable to common shareholders	(2,877)	19,428	(22,305)	(114.8)

Net loss of $3.2 million for the year ended December 31, 2015 decreased by $7.9 million from a net loss of $11.2 million for 2014. A negative provision expense of $4.5 million was recorded for 2015 due to significant improvements in asset quality and management’s assessment of risk within the portfolio as compared to $7.1 million in provision for loan losses expense for 2014. Non-interest income improved $1.9 million during 2015 due to an increase in OREO rental income of $1.1 million and an $883,000 gain on extinguishment of junior subordinated debt. Non-interest expense increased $5.5 million during 2015 due to increased OREO expense of $6.5 million, offset by a reduction in loan collection expense of $1.9 million.

A tax benefit was recognized in 2014 due to gains in other comprehensive income that are presented in current operations. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. The tax benefit recorded in 2014 was entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards. No tax benefit was recorded during the 2015.

Net loss attributable to common shareholders was $2.9 million for the year ended December 31, 2015, as compared to net income attributable to common shareholders of $19.4 million for 2014. This decrease was primarily attributable to the $36.1 million effect of the exchange of preferred shares for common shares recorded during 2014.

The following table summarizes components of income and expense and the change in those components for 2014 compared with 2013:

	For the Years Ended December 31,		Change from Prior Period
	2014	2013	Amount	Percent
	(dollars in thousands)
Gross interest income	$39,513	$43,228	$(3,715)	(8.6)%
Gross interest expense	9,795	11,143	(1,348)	(12.1)
Net interest income	29,718	32,085	(2,367)	(7.4)
Provision for loan losses	7,100	700	6,400	914.3
Non-interest income	3,987	5,196	(1,209)	(23.3)
Gains on sale of securities, net	92	723	(631)	(87.3)
Non-interest expense	39,435	38,890	545	1.4
Net loss before taxes	(12,738)	(1,586)	(11,152)	703.2
Income tax benefit	(1,583)	—	(1,583)	—
Net loss	(11,155)	(1,586)	(9,569)	603.3
Dividends and accretion on preferred stock	(2,362)	(2,079)	(283)	13.6
Effect of exchange of preferred stock for common stock	36,104	—	36,104	100.0
Losses (earnings) attributable to participating securities	(3,159)	267	(3,426)	(1283.1)
Net income (loss) attributable to common shareholders	19,428	(3,398)	22,826	(671.7)

Net loss of $11.2 million for the year ended December 31, 2014 increased by $9.6 million from net loss of $1.6 million for 2013. This was primarily due to a $2.4 million decrease in net interest income driven by lower average earning assets, an increase of $6.4 million in provision for loan losses expense, and reductions in non-interest income from our exit of trust services in 2013 and lower gains on the sale of securities. Net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014, improved $22.8 million from net loss to common shareholders of $3.4 million for 2013. This increase was primarily attributable to the $36.1 million effect of the exchange of preferred shares for common shares.

Net Interest Income – Our net interest income was $29.6 million for the year ended December 31, 2015, a decrease of $167,000, or 0.6%, compared with $29.7 million for the same period in 2014. Net interest spread and margin were 3.18% and 3.27%, respectively, for 2015, compared with 2.98% and 3.09%, respectively, for 2014. Average nonaccrual loans were $29.0 million and $63.1 million in 2015 and 2014, respectively. The decrease in net interest income was primarily the result of lower average earning assets coupled with lower rates on those assets. In addition, net interest income and net interest margin were adversely affected by $1.7 million and $3.3 million of interest lost on nonaccrual loans during 2015 and 2014, respectively.

Our average interest-earning assets were $917.5 million for 2015, compared with $979.2 million for 2014, a 6.3% decrease, primarily attributable to lower average loans, investment securities and interest bearing deposits with financial institutions. Average loans were $635.9 million for 2015, compared with $662.4 million for 2014, a 4.0% decrease. Average investment securities were $194.6 million for 2015, compared with $220.5 million for 2014, an 11.7% decrease. Average interest bearing deposits with financial institutions were $78.9 million in 2015, compared with $87.0 million in 2014, a 9.3% decrease. Our total interest income decreased 7.4% to $36.6 million for 2015, compared with $39.5 million for 2014.

Our average interest-bearing liabilities decreased by 6.6% to $826.9 million for 2015, compared with $885.8 million for 2014. Our total interest expense decreased by 28.3% to $7.0 million for 2015, compared with $9.8 million during 2014, due primarily to lower interest rates paid on and lower volume of certificates of deposit. Our average volume of certificates of deposit decreased 11.8% to $557.4 million for 2015, compared with $632.0 million for 2014. The average interest rate paid on certificates of deposit decreased to 0.96% for 2015, compared with 1.29% for 2014, as the result of continued re-pricing of certificates of deposit at maturity to lower interest rates. Our average volume of NOW and money market deposit accounts increased 11.9% to $21.5 million for 2015, compared with $179.7 million for 2014. The average interest rate paid on NOW and money market deposit accounts increased to 0.38% for 2015, compared with 0.36% for 2014.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$516,605	$25,423	4.92%	$562,829	$27,654	4.91%
Commercial	78,993	3,475	4.40	60,419	3,002	4.97
Consumer	10,432	856	8.21	12,786	1,087	8.50
Agriculture	29,395	1,470	5.00	25,806	1,321	5.12
Other	523	27	5.16	602	26	4.32
U.S. Treasury and agencies	31,269	684	2.19	32,459	755	2.33
Mortgage-backed securities	107,277	2,420	2.26	114,103	2,780	2.44
State and political subdivision securities (3)	25,354	764	4.64	30,428	936	4.73
State and political subdivision securities	24,059	774	3.22	24,873	757	3.04
Corporate bonds	6,116	155	2.53	18,041	607	3.36
FHLB stock	7,323	293	4.00	7,760	337	4.34
Other debt securities	544	43	7.90	572	46	8.04
Other equity securities	—	—	—	21	—	—
Federal funds sold	752	1	0.13	1,502	2	0.13
Interest-bearing deposits in other financial institutions	78,904	189	0.24	86,986	203	0.23
Total interest-earning assets	917,546	36,574	4.03%	979,187	39,513	4.09%
Less: Allowance for loan losses	(17,154)			(25,390)
Non-interest-earning assets	84,027			95,435
Total assets	$984,419			$1,049,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$557,441	$5,329	0.96%	$632,020	$8,125	1.29%
NOW and money market deposits	201,164	756	0.38	179,698	653	0.36
Savings accounts	35,604	75	0.21	36,803	89	0.24
Federal funds purchased and repurchase agreements	587	1	0.17	2,255	3	0.13
FHLB advances	3,473	95	2.74	4,473	124	2.77
Junior subordinated debentures	28,589	767	2.68	30,508	801	2.63
Total interest-bearing liabilities	826,858	7,023	0.85%	885,757	9,795	1.11%
Non-interest-bearing liabilities
Non-interest-bearing deposits	113,576			113,150
Other liabilities	10,902			16,444
Total liabilities	951,336			1,015,351
Stockholders’ equity	33,083			33,881
Total liabilities and stockholders’equity	$984,419			$1,049,232

Net interest income		$29,551			$29,718

Net interest spread			3.18%			2.98%

Net interest margin			3.27%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.97%			110.55%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $29.0 million and $63.1 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2014			2013
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

	Year Ended December 31, 2015 vs. 2014			Year Ended December 31, 2014 vs. 2013
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(531)	$(1,308)	$(1,839)	$1,316	$(6,241)	$(4,925)
U.S. Treasury and agencies	(44)	(27)	(71)	5	204	209
Mortgage-backed securities	(199)	(161)	(360)	554	674	1,228
State and political subdivision securities	28	(183)	(155)	(32)	5	(27)
Corporate bonds	(123)	(329)	(452)	(41)	(97)	(138)
FHLB stock	(25)	(19)	(44)	16	(100)	(84)
Other debt securities	(1)	(2)	(3)	(15)	(15)	(30)
Federal funds sold	—	(1)	(1)	—	(1)	(1)
Interest-bearing deposits in other financial institutions	5	(19)	(14)	1	52	53
Total increase (decrease) in interest income	(890)	(2,049)	(2,939)	1,804	(5,519)	(3,715)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,915)	(881)	(2,796)	(418)	(939)	(1,357)
NOW and money market accounts	23	80	103	22	90	112
Savings accounts	(11)	(3)	(14)	(18)	(7)	(25)
Federal funds purchased and repurchase agreements	1	(3)	(2)	(1)	(2)	(3)
FHLB advances	(1)	(28)	(29)	(18)	(15)	(33)
Junior subordinated debentures	18	(52)	(34)	(18)	(24)	(42)
Total increase (decrease) in interest expense	(1,885)	(887)	(2,772)	(451)	(897)	(1,348)
Increase (decrease) in net interest income	$995	$(1,162)	$(167)	$2,255	$(4,622)	$(2,367)

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Service charges on deposit accounts	$1,851	$1,988	$2,058
Income from fiduciary activities	—	—	517
Bank card interchange fees	839	765	718
Other real estate owned rental income	1,346	256	399
Net gain on sales of securities	1,766	92	723
Gain on extinguishment of junior subordinated debt	883	—	—
Income from bank owned life insurance	295	276	534
Other	715	702	970
Total non-interest income	$7,695	$4,079	$5,919

Non-interest income increased by $3.6 million to $7.7 million for 2015 compared with $4.1 million for 2014. This was due primarily to increased gain on sales of available for sale securities of $1.7 million, due to increased volume of security sales. Additionally, OREO income increased $1.1 million due to several larger, income producing properties being held in the portfolio for all of 2015 after being transferred to OREO in the second quarter of 2014. Non-interest income also increased due to an $883,000 gain on the extinguishment of junior subordinated debt related to the common debt for equity exchange completed on September 30, 2015.

Non-interest income decreased by $1.8 million to $4.1 million for 2014 compared with $5.9 million for 2013. This was due primarily to decreased gain on sales of available for sale securities of $631,000, or 87.3%, due to lower volume of security sales. The decrease was also caused by a reduction in income from fiduciary activities as we transitioned away from providing trust services, including ESOP and employee benefit plan services throughout our markets in 2013.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Salary and employee benefits	$15,857	$15,658	$15,501
Other real estate owned expense	12,302	5,839	4,516
Occupancy and equipment	3,449	3,497	3,583
Professional fees	2,885	1,665	1,892
FDIC insurance	2,212	2,272	2,378
Loan collection expense	1,141	2,994	4,707
Data processing expense	1,128	1,106	184
State franchise tax	1,120	1,445	1,944
Communications	663	752	711
Insurance expense	589	575	648
Advertising	560	563	308
Postage and delivery	400	407	423
Other	2,653	2,662	2,095
Total non-interest expense	$44,959	$39,435	$38,890

Non-interest expense for the year ended December 31, 2015 of $45.0 million represented a 14.0% increase from $39.4 million for 2014. The increase in non-interest expense was attributable primarily to increases in OREO expenses and professional fees, offset by decreases in loan collection expenses. Professional fees are elevated for 2015 as a result of legal fees and litigation expenses as described in Note 24 – “Contingencies”. Expenses related to OREO include:

	2015	2014
	(in thousands)
Net (gain) loss on sales	$74	$(306)
Provision to allowance for declining market values	9,855	4,255
Operating expense	2,373	1,890
Total	$12,302	$5,839

During the year ended December 31, 2015, fair value write-downs of $9.9 million were recorded compared with $4.3 million for the year ended December 31, 2014. The write-downs recorded during 2015 reflect declines in the fair value and include $5.5 million related to reductions in listing prices for certain properties, $3.7 million related to properties liquidated through auctions, and $637,000 related to updated appraisals. We were successful in selling OREO totaling $22.6 million and $13.1 million during 2015 and 2014, respectively. While levels are improving, we continue to have an elevated level of real estate secured nonaccrual loans. We expect to resolve certain of these nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Non-interest Expense Comparison – 2014 to 2013

Non-interest expense for the year ended December 31, 2014 of $39.4 million represented a 1.4% increase from $38.9 million for the same period last year. The increase in non-interest expense was attributable primarily to increases in OREO expenses, and data processing expenses, offset by decreases in loan collection expenses and state franchise tax. In late 2013, we began outsourcing out data processing functions, leading to an increase in expense year over year. Expenses related to OREO include:

	2014	2013
	(in thousands)
Net (gain) loss on sales	$(306)	$132
Provision to allowance for declining market values	4,255	2,466
Operating expense	1,890	1,918
Total	$5,839	$4,516

During 2014, we recorded approximately $4.3 million of provision to OREO allowance related to fair value writedowns resulting from declines in the fair value of the real estate based upon updated appraisals and reduced marketing prices. This compares with $2.5 million of fair value writedowns during 2013.

Loan collection expenses declined by $2.7 million, or 36.4%, but this improvement was offset by a $1.3 million increase in OREO expenses primarily as a result of fair value writedowns resulting from declines in the fair value of the real estate based upon updated appraisals and reduced marketing prices.

Income Tax Expense – No income tax expense or benefit was recorded for 2015, with an income tax benefit of $1.6 million recorded for 2014. The December 31, 2014 tax benefit was entirely due to gains in other comprehensive income that are presented in current operations in accordance with the applicable accounting standards. Our deferred tax valuation allowance increased to $52.1 million at December 31, 2015. Our statutory federal tax rate was 35% in both 2015 and 2014. The effective tax rate for 2015 and 2014 is not meaningful due to the reduction of income tax benefit as the result of the deferred tax valuation allowance.

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

An income tax benefit of $1.6 million was recorded for 2014, and no tax benefit was recorded for 2013. Our deferred tax valuation allowance increased to $50.6 million at December 31, 2014. Our statutory federal tax rate was 35% in both 2014 and 2013. The effective tax rate for 2014 and 2013 is not meaningful due to the reduction of income tax benefit as the result of the deferred tax valuation allowance.

Analysis of Financial Condition

Total assets at December 31, 2015 were $948.7 million compared with $1.018 billion at December 31, 2014, a decrease of $69.3 million or 6.8%. This decrease was attributable primarily to a $45.8 million decrease in available for sale securities due to sales activity and principal payment receipts, and a $27.0 million decrease in OREO due to sales of OREO outpacing new foreclosures for the period. These decreases were offset by a $13.2 million increase in cash and cash equivalents.

The Bank’s total risk-based capital was $69.3 million at December 31, 2015. The Bank’s Consent Order required us to reduce construction and development loans to not more than 75% of total risk-based capital. These loans totaled $33.2 million, or 48% of total risk-based capital, at December 31, 2015. The Consent Order also required us to reduce non-owner occupied commercial real estate loans, construction and development loans, and multifamily residential real estate loans as a group, to not more than 250% of total risk-based capital. These loans totaled $157.0 million, or 227% of total risk-based capital, at December 31, 2015.

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

Loans Receivable – Loans receivable decreased $6.3 million, or 1.0%, during the year ended December 31, 2015, to $618.7 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $10.7 million, or 3.1%, during 2015 and comprised 54.4% of the total loan portfolio at December 31, 2015.

Loans receivable decreased $84.3 million, or 11.9%, during the year ended December 31, 2014, to $625.0 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $52.4 million, or 13.1%, during 2014 and comprised 55.5% of the total loan portfolio at December 31, 2014.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in other commercial real estate below). Those loans totaled $59.1 million at December 31, 2015 and $71.1 million at December 31, 2014.

	As of December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$86,176	13.93%	$60,936	9.75%
Commercial Real Estate:
Construction	33,154	5.36	33,173	5.31
Farmland	76,412	12.35	77,419	12.39
Nonfarm nonresidential	140,570	22.72	175,452	28.07
Residential Real Estate:
Multi-family	44,131	7.13	41,891	6.70
1-4 Family	201,478	32.57	197,278	31.56
Consumer	10,010	1.62	11,347	1.82
Agriculture	26,316	4.25	26,966	4.31
Other	419	0.07	537	0.09
Total loans	$618,666	100.0%	$624,999	100.0%

	As of December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$52,878	7.45%	$52,567	5.85%	$71,216	6.27%
Commercial Real Estate:
Construction	43,326	6.11	70,284	7.82	101,471	8.93
Farmland	71,189	10.04	80,825	8.99	90,958	8.01
Nonfarm nonresidential	232,026	32.71	322,687	35.89	423,844	37.31
Residential Real Estate:
Multi-family	46,858	6.61	50,986	5.67	60,410	5.31
1-4 Family	228,505	32.21	278,273	30.95	337,350	29.70
Consumer	14,365	2.03	20,383	2.27	26,011	2.29
Agriculture	19,199	2.71	22,317	2.48	23,770	2.09
Other	980	0.13	770	0.08	993	0.09
Total loans	$709,326	100.00%	$899,092	100.00%	$1,136,023	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower or guarantor was approximately $17.4 million at December 31, 2015.

At December 31, 2015, we had two loan relationships each with aggregate extensions of credit in excess of $10.0 million, all of which were classified as pass by the Bank’s internal loan review process. In 2014, we had three loan relationships each with aggregate extensions of credit in excess of $10.0 million.

As of December 31, 2015, we had $6.1 million of loan participations purchased from, and $25.5 million of loan participations sold to, other banks. As of December 31, 2014, we had $7.0 million of loan participations purchased from, and $28.0 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2015, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2015
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$5,018	$19,624	$622	$25,264
Commercial Real Estate:
Construction	5,895	5,073	240	11,208
Farmland	10,142	14,527	7,624	32,293
Nonfarm nonresidential	22,720	49,494	25,423	97,637
Residential Real Estate:
Multi-family	5,930	19,578	11,699	37,207
1-4 Family	19,875	63,742	47,424	131,041
Consumer	1,092	6,342	1,127	8,561
Agriculture	2,550	2,495	609	5,654
Other	120	123	160	403
Total fixed rate loans	$73,342	$180,998	$94,928	$349,268

Loans with floating rates:
Commercial	$11,524	$26,389	$22,999	$60,912
Commercial Real Estate:
Construction	10,467	11,286	193	21,946
Farmland	836	1,593	41,690	44,119
Nonfarm nonresidential	11,127	8,335	23,471	42,933
Residential Real Estate:
Multi-family	358	3,530	3,036	6,924
1-4 Family	3,050	4,704	62,683	70,437
Consumer	1,397	22	30	1,449
Agriculture	15,587	4,873	202	20,662
Other	—	—	16	16
Total floating rate loans	$54,346	$60,732	$154,320	$269,398

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)

Pass	$517,484	$461,126	$369,529	$437,886	$713,822
Watch	63,363	68,200	144,316	177,419	143,247
Special Mention	1,395	4,189	5,865	34,700	48,922
Substandard	36,424	91,484	189,616	248,691	229,641
Doubtful	—	—	—	396	391

Total	$618,666	$624,999	$709,326	$899,092	$1,136,023

Our loans receivable decreased $6.3 million, or 1.0%, during the year ended December 31, 2015. All loan risk categories have decreased since December 31, 2014, with the exception of pass graded loans. The pass category increased approximately $56.4 million, the watch category declined approximately $4.8 million, the special mention category declined approximately $2.8 million, and the substandard category declined approximately $55.1 million.

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

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Past Due Loans:
30-59 Days	$3,133	$3,960	$10,696	$38,219	$17,346
60-89 Days	241	980	775	20,303	3,947
90 Days and Over	—	151	232	86	1,350
Total Loans Past Due 30-90+ Days	3,374	5,091	11,703	58,608	22,643

Nonaccrual Loans	14,087	47,175	101,767	94,517	92,020
Total Past Due and Nonaccrual Loans	$17,461	$52,266	$113,470	$153,125	$114,663

Loans past due 30-59 days decreased from $4.0 million at December 31, 2014 to $3.1 million at December 31, 2015, and loans past due 60-89 days decreased from $980,000 at December 31, 2014 to $241,000 at December 31, 2015. This represents a $1.6 million decrease in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Loans more than 90 days past due decreased $151,000, and nonaccrual loans decreased $33.1 million, respectively, from December 31, 2014 to December 31, 2015. The $33.1 million decrease in nonaccrual loans was primarily driven by $27.6 million in principal payments received, $5.5 million in migration to OREO, $1.6 million in loans returned to accrual status, and $5.1 million in charge-offs, offset by $6.8 million in loans moved to nonaccrual during 2015. The $14.1 million in nonaccrual loans at December 31, 2015, and $47.2 million at December 31, 2014, were primarily construction, land development, other land, commercial real estate, and residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on nonaccrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 120 days and is not cured through normal collection procedures or an acceptable arrangement is not worked out with the borrower, we institute measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible and often before any available collateral has been disposed. Commercial business and real estate loan delinquencies are handled on an individual basis with the advice of legal counsel.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Past due 90 days or more still on accrual	$—	$151	$232	$86	$1,350
Loans on nonaccrual status	14,087	47,175	101,767	94,517	92,020
Total non-performing loans	14,087	47,326	101,999	94,603	93,370
Real estate acquired through foreclosure	19,214	46,197	30,892	43,671	41,449
Other repossessed assets	—	—	—	—	5
Total non-performing assets	$33,301	$93,523	$132,891	$138,274	$134,824

Non-performing loans to total loans	2.28%	7.57%	14.38%	10.52%	8.22%
Non-performing assets to total assets	3.51%	9.19%	12.35%	11.89%	9.26%
Allowance for non-performing loans	$295	$1,253	$2,285	$13,250	$11,382
Allowance for non-performing loans to non-performing loans	2.09%	2.65%	2.24%	14.01%	12.19%

Troubled Debt Restructuring – A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The majority of the Bank’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

We do not have a formal loan modification program. If a borrower is unable to make contractual payments, we review the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. Our goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they can return to performing status over time.

Our loan modifications have taken the form of a reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. The majority of our restructured loans are collateral secured loans. If a borrower fails to perform under the modified terms, we place the loan(s) on nonaccrual status and begin the process of working with the borrower to liquidate the underlying collateral to satisfy the debt.

We consider any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan to be a troubled debt restructuring. Specifically, we consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) a reduction or deferral of principal, or (iii) a reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings. When a modification of terms is made for a competitive reason, we do not consider it to be a troubled debt restructuring. A primary example of a competitive modification would be an interest rate reduction for a performing customer’s loan to a market rate as the result of a market decline in rates.

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

At December 31, 2015, we had 30 restructured loans totaling $21.0 million with borrowers who experienced deterioration in financial condition compared with 52 restructured loans totaling $42.5 million at December 31, 2014. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2015, three loans totaling approximately $3.4 million were granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also included $507,000 of commercial loans at December 31, 2015. At December 31, 2015, $17.4 million of TDRs were performing according to their modified terms.

There were no modifications granted during 2015 or 2014 that resulted in loans being identified as TDRs. During the twelve months ended December 31, 2015, TDRs were reduced as a result of $16.3 million in payments, the transfer of $3.5 million to OREO, and the charge-off of $1.7 million. In addition, the TDR classification was removed from two loans that met the requirements discussed above in the second quarter of 2014. These two loans totaled $7.3 million at December 31, 2013. These loans are no longer evaluated individually for impairment.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)

Total non-performing loans	$14,087	$47,326	$101,999	$94,603	$93,370
TDRs on accrual	17,440	21,985	44,346	77,344	74,144
Total non-performing loans and TDRs on accrual	$31,527	$69,311	$146,345	$171,947	$167,514
Real estate acquired through foreclosure	19,214	46,197	30,892	43,671	41,449

Other repossessed assets	—	—	—	—	5
Total non-performing assets and TDRs on accrual	$50,741	$115,508	$177,237	$215,618	$208,968

Total non-performing loans and TDRs on accrual to total loans	5.10%	11.09%	20.63%	19.12%	14.75%
Total non-performing assets and TDRs on accrual to total assets	5.35%	11.35%	16.47%	18.55%	14.36%

See Footnote 4, “Loans”, to the financial statements for additional disclosure related to troubled debt restructuring.

Interest income that would have been earned on non-performing loans was $1.7 million, $3.3 million, and $5.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Interest income recognized on accruing non-performing loans was $710,000, $785,000, and $895,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2015	2014	2013	2012	2011
	(dollars in thousands)
Balances at beginning of period	$19,364	$28,124	$56,680	$52,579	$34,285

Loans charged-off:
Real estate	5,050	17,943	28,879	31,437	38,538
Commercial	696	1,099	2,828	3,784	4,197
Consumer	268	354	773	1,130	1,070
Agriculture	118	30	128	1,164	841
Total charge-offs	6,132	19,426	32,608	37,515	44,646

Recoveries:
Real estate	2,338	2,726	1,622	1,040	184
Commercial	723	614	1,212	129	69
Consumer	240	213	266	125	87
Agriculture	8	13	252	72	—
Total recoveries	3,309	3,566	3,352	1,366	340
Net charge-offs	2,823	15,860	29,256	36,149	44,306
Provision (negative provision) for loan losses	(4,500)	7,100	700	40,250	62,600
Balance at end of period	$12,041	$19,364	$28,124	$56,680	$52,579

Allowance for loan losses to period-end loans	1.95%	3.10%	3.96%	6.30%	4.63%
Net charge-offs to average loans	0.44%	2.39%	3.71%	3.50%	3.56%
Allowance for loan losses to non-performing loans	85.48%	40.92%	27.57%	59.91%	56.31%

Allowance for loan losses for loans individually evaluated for impairment	$428	$752	$3,471	$21,034	$12,314
Loans individually evaluated for impairment	31,776	71,993	149,883	188,808	150,727
Allowance for loan losses to loans individually evaluated for impairment	1.35%	1.04%	2.32%	11.14%	8.17%

Allowance for loan losses for loans collectively evaluated for impairment	$11,613	$18,612	$24,653	$35,646	$40,265
Loans collectively evaluated for impairment	586,890	553,006	559,443	710,284	985,296
Allowance for loan losses to loans collectively evaluated for impairment	1.98%	3.37%	4.41%	5.02%	4.09%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. Our loan loss reserve, as a percentage of total loans at December 31, 2015, decreased to 1.95% from 3.10% at December 31, 2014.  The change in our loan loss reserve as a percentage of total loans between periods is attributable to the improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends.  Our allowance for loan losses to non-performing loans was 85.48% at December 31, 2015, compared with 40.92% at December 31, 2014. Net charge-offs in 2015 totaled $2.8 million. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in thousands)
Commercial	$(27)	$485	$1,616
Commercial Real Estate	1,225	11,878	20,045
Residential Real Estate	1,487	3,339	7,212
Consumer	37	167	507
Agriculture	110	17	(124)
Other	(9)	(26)	—
Total net charge-offs	$2,823	$15,860	$29,256

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

Generally, all loans identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that we will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310.10, “Impairment of a Loan.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve or charged-off if the loan is deemed collateral dependent. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

We make specific allowances for each impaired loan based on its type and risk classification as discussed above. At year-end 2015, our allowance for loan losses to total non-performing loans increased to 85.48% from 40.92% at year-end 2014. It is important to look more closely at this ratio as a significant portion of our impaired loans are collateral dependent and have been charged down to the estimated fair value of the underlying collateral less cost to sell. Please see the next table for comparison and disclosure of our recorded investment less allocated allowance relative to the unpaid principal balance. We have assessed these impaired loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of December 31, 2015 and 2014.

	December 31, 2015		December 31, 2014
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$18,112	$19,983	$65,899	$24,633
Prior charge-offs	(5,293)	(2,310)	(17,758)	(3,249)

Recorded investment	12,819	17,673	48,141	21,384
Allocated allowance	(43)	(385)	(491)	(227)

Recorded investment, less allocated allowance	$12,776	$17,288	$47,650	$21,157

Recorded investment, less allocated allowance/ Unpaid principal balance	70.54%	86.51%	72.31%	85.89%

Based on prior charge-offs, our current recorded investments in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balances of those loans. The recorded investment net of the allocated allowance was 70.54% and 86.51% of the unpaid principal balance in the commercial real estate and residential real estate segments, respectively, at December 31, 2015.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	December 31, 2015			December 31, 2014

	Loans	Allowance	% to Total	Loans	Allowance	% to Total
	(dollars in thousands)
Commercial	$85,064	$818	0.96%	$58,914	$2,013	3.42%
Commercial real estate	237,317	6,950	2.93	237,903	10,440	4.39
Residential real estate	227,936	3,599	1.58	217,785	5,560	2.55
Consumer	9,990	122	1.22	11,286	273	2.42
Agriculture	26,164	122	0.47	26,703	319	1.19
Other	419	2	0.48	415	7	1.69
Total	$586,890	$11,613	1.98%	$553,006	$18,612	3.37%

Loans collectively evaluated for impairment and the related allowance for those loan losses trended downward from 3.37% at December 31, 2014 to 1.98% at December 31, 2015 as a result of declining historical charge-off levels and improving trends in loan category risk ratings.  The residential real estate segment constitutes approximately 38.8% of total loans collectively evaluated for impairment.  The related allowance for the residential real estate segment trended downward from 2.55% at December 31, 2014 to 1.58% at December 31, 2015 as our net charge-offs declined from approximately $3.3 million in 2014 to $1.5 million in 2015.  The commercial real estate segment constitutes approximately 40.4% of total loans collectively evaluated for impairment.  The related allowance for the commercial real estate segment trended downward from 4.39% at December 31, 2014 to 2.93% at December 31, 2015.  This is consistent with our net charge-off experience in the commercial real estate segment of the portfolio which totaled approximately $11.9 million in 2014 and $1.2 million in 2015. The decreasing allowance also reflects improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends.

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

Based on its assessment of the loan portfolio, management presents a quarterly review of the allowance for loan losses to our Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This assessment is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We decreased the allowance for loan losses as a percentage of loans outstanding to 1.95% at December 31, 2015 from 3.10% at December 31, 2014. This decline is the result of improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends.  The level of the allowance is based on estimates and the ultimate losses may vary from these estimates.

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

In establishing the appropriate risk rating for specific assets, management considers, among other factors, the borrower’s ability to repay, the borrower’s repayment history, the current delinquent status, and the estimated value of the underlying collateral. As a result of this process, loans are categorized as special mention, substandard or doubtful.

Loans classified as “special mention” do not have all of the characteristics of substandard or doubtful loans. They have one or more deficiencies which warrant special attention and which corrective action, such as accelerated collection practices, may remedy.

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that we will sustain some losses if the deficiencies are not corrected.

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

As of December 31, 2015, we had $36.4 million of loans classified as substandard, $1.4 million classified as special mention and none classified as doubtful or loss. This compares with $91.5 million of loans classified as substandard, $4.2 million classified as special mention and none classified as doubtful or loss as of December 31, 2014. The $55.1 million decrease in loans classified as substandard was primarily driven by $39.8 million in principal payments received, $5.5 million in migration to OREO, $14.0 million in loans upgraded from substandard, and $5.8 million in charge-offs, offset by $10.1 million in loans moved to substandard during 2015. Substandard loans are primarily concentrated in the residential real estate portfolio. As of December 31, 2015, we had allocations of $1.3 million in the allowance for loan losses related to these substandard loans. This compares to allocations of $4.0 million in the allowance for loan losses related to substandard loans at December 31, 2014.

The following table depicts management’s allocation of the allowance for loan losses by loan type. Allowance funding and allocation is based on management’s current evaluation of risk in each category, economic conditions, past loss experience, loan volume, past due history and other factors. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of December 31,
	2015		2014
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$818	13.93%	$2,046	9.75%
Commercial Real Estate:
Construction	424	5.36	739	5.31
Farmland	364	12.35	1,094	12.39
Nonfarm nonresidential	6,205	22.72	9,098	28.07
Residential Real Estate:
Multi-family	422	7.13	886	6.70
1-4 Family	3,562	32.57	4,901	31.56
Consumer	122	1.62	274	1.82
Agriculture	122	4.25	319	4.31
Other	2	0.07	7	0.09
Total	$12,041	100.0%	$19,364	100.0%

	As of December 31,
	2013		2012		2011
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$3,221	7.45%	$4,402	5.85%	$4,207	6.27%
Commercial Real Estate:
Construction	2,149	6.11	5,989	7.82	13,920	8.93
Farmland	1,623	10.04	2,600	8.99	2,023	8.01
Nonfarm nonresidential	12,642	32.71	26,179	35.89	17,081	37.31
Residential Real Estate:
Multi-family	1,449	6.61	2,464	5.67	1,797	5.31
1-4 Family	6,313	32.21	13,771	30.95	12,420	29.70
Consumer	416	2.03	857	2.27	792	2.29
Agriculture	305	2.71	403	2.48	325	2.09
Other	6	0.13	15	0.08	14	0.09
Unallocated	—	—	—	—	—	—
Total	$28,124	100.00%	$56,680	100.0%	$52,579	100.0%

Provision for Loan Losses – A negative provision for loan losses of $4.5 million was recorded for the year ended December 31, 2015, compared with a provision for loan losses of $7.1 million for 2014 and a provision for loan losses of $700,000 for 2013. The negative provision in 2015 was driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. The total allowance for loan losses was $12.0 million, or 1.95% of total loans, at December 31, 2015, compared with $19.4 million, or 3.10% of total loans, at December 31, 2014, and $28.1 million, or 3.96% of total loans, at December 31, 2013. The decreased allowance is consistent with the overall trends within the portfolio. Substandard loans decreased by $55.1 million or 60.2% during 2015, net charge-offs were $2.8 million for 2015 compared to $15.9 million in 2014 and $29.3 million in 2013, and nonaccrual loans decreased by $33.1 million or 70.1% during 2015. Charge-offs for 2015 were concentrated in the loans secured by real estate category of the portfolio. Real estate net charge-offs represent 96.1% of our net charge-offs for 2015. These net charge-offs consisted of $1.2 million of commercial real estate loans and $1.5 million of residential real estate loans. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at December 31, 2015 were $19.2 million compared with $46.2 million at December 31, 2014. See Footnote 6, “Other Real Estate Owned”, to the financial statements. During 2015, we acquired $5.5 million of OREO properties and sold properties totaling approximately $22.6 million. We value foreclosed properties at fair value less estimated cost to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2015	2014	2013
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$12,344	$18,325	$19,049
Farmland	—	654	690
Nonfarm nonresidential	6,746	14,525	4,888
Residential Real Estate:
Multi-family	—	4,875	246
1-4 Family	124	7,818	6,019
	$19,214	$46,197	$30,892

Net activity relating to other real estate owned during the years indicated is as follows:

	2015	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$46,197	$30,892	$43,671
Real estate acquired	5,513	32,338	20,606
Valuation adjustments for declining market values	(9,855)	(4,255)	(2,466)
Net gain (loss) on sale	(74)	306	(132)
Proceeds from sale of properties	(22,567)	(13,084)	(30,787)
OREO as of December 31	$19,214	$46,197	$30,892

Net loss on sales, write-downs, and operating expenses for OREO totaled $12.3 million for the year ended December 31, 2015, compared with $5.8 million for the same period of 2014.

During the year ended December 31, 2015, fair value write-downs of $9.9 million were recorded compared with $4.3 million for the year ended December 31, 2014. The write-downs recorded during 2015 reflect declines in the fair value and include $5.5 million related to reductions in listing prices for certain properties, $3.7 million related to properties liquidated through auctions, and $637,000 related to updated appraisals. We were successful in selling OREO totaling $22.6 million and $13.1 million during 2015 and 2014, respectively. While levels are improving, we continue to have an elevated level of real estate secured nonaccrual loans. We expect to resolve certain of these nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio decreased by $46.1 million, or 19.8%, to $187.1 million at December 31, 2015, compared with $233.1 million at December 31, 2014.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2015				December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$33,491	$146	$(375)	$33,262	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	102,135	907	(380)	102,662	121,985	1,970	(357)	123,598
State and municipal	6,555	306	—	6,861	11,690	722	(8)	12,404
Corporate	2,321	—	(128)	2,193	18,087	853	(252)	18,688
Other debt	—	—	—	—	572	86	—	658
Total available for sale	$144,502	$1,359	$(883)	$144,978	$188,059	$3,939	$(1,207)	$190,791

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held to maturity
State and municipal	$42,075	$2,178	$—	$44,253	$42,325	$2,173	$—	$44,498
Total held to maturity	$42,075	$2,178	$—	$44,253	$42,325	$2,173	$—	$44,498

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2015:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$5,989	1.94%	$6,246	2.25%	$21,027	2.35%	$33,262	2.26%
Agency mortgage-backed: residential	—	—	245	5.08	8,079	2.45	94,338	2.31	102,662	2.33
State and municipal	298	5.54	2,912	5.45	3,272	4.78	379	6.19	6,861	5.18
Corporate bonds	—	—	—	—	—	—	2,193	2.35	2,193	2.35
Total available for sale	$298	5.54%	$9,146	3.12%	$17,597	2.79%	$117,937	2.33%	$144,978	2.44%

The following table sets forth the contractual maturities, amortized cost and weighted-average yields for our held to maturity securities held at December 31, 2015:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity
State and municipal	$—	—%	$3,699	2.49%	$23,240	3.82%	$15,136	4.62%	$42,075	3.99%
Total held to maturity	$—	—%	$3,699	2.49%	$23,240	3.82%	$15,136	4.62%	$42,075	3.99%

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 35%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages. These securities are issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, as well as non-agency company issuers. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest. Cash flows from agency backed mortgage-backed securities are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2015, 91.7% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 23.4 years.

Deposits – We attract both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, we have been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, which are more responsive to market interest rates. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

We primarily rely on our banking office network to attract and retain deposits in our local markets and leverage our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2015, total deposits decreased $48.8 million compared with 2014. During 2014, total deposits decreased $60.9 million compared with 2013. The decrease in deposits for 2015 and 2014 was primarily in higher cost certificates of deposit balances.

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

We offer savings accounts, NOW accounts, money market accounts and fixed rate certificates with varying maturities. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our management adjusts interest rates, maturity terms, service fees and withdrawal penalties on our deposit products periodically. The variety of deposit products allows us to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into outside investment alternatives. However, our ability to attract and maintain deposits and the cost of these funds have been, and will continue to be, significantly affected by market conditions.

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$113,576		$113,150		$106,153
Interest Checking	88,814	0.13%	83,504	0.15%	84,917	0.23%
Money Market	112,350	0.57	96,194	0.55	69,842	0.50
Savings	35,604	0.21	36,803	0.24	39,158	0.29
Certificates of Deposit	557,441	0.96	632,020	1.29	703,982	1.35
Total Deposits	$907,785		$961,671		$1,004,052
Weighted Average Rate		0.68%		0.92%		1.01%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$306,941	0.93%	$354,250	1.22%	$405,758	1.28%
$100,000 or more	250,500	0.99	277,770	1.37	298,224	1.44
Total	$557,441	0.96%	$632,020	1.29%	$703,982	1.35%

The following table shows at December 31, 2015 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$35,069
Three months through six months	36,303
Six months through twelve months	65,294
Over twelve months	85,874
Total	$222,540

We strive to maintain competitive pricing on our deposit products which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, and substantially all of our first mortgage residential loans. At December 31, 2015, we had $3.1 million in advances outstanding from the FHLB and the capacity to increase our borrowings by an additional $26.4 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2015	2014	2013
	(dollars in thousands)
Average balance outstanding	$3,473	$4,473	$4,990
Maximum amount outstanding at any month-end during the period	8,705	16,940	5,517
End of period balance	3,081	15,752	4,492
Weighted average interest rate:
At end of period	2.65%	1.02%	3.07%
During the period	2.73%	2.77%	3.15%

Subordinated Capital Note – At December 31, 2015, the Bank had a subordinated capital note outstanding in the principal amount of $4.1 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital until five years before the note matures on July 1, 2020. During this five-year period, one-fifth of the principal amount of the subordinated note is excluded from Tier 2 capital each year until fully excluded from Tier 2 capital during the year before maturity. At December 31, 2015, a total of $3.2 million of the outstanding balance was included in Tier 2 capital. Quarterly principal payments of $225,000 plus interest commenced on October 1, 2010. At December 31, 2015, the interest rate on this note was 3.28%.

Junior Subordinated Debentures – At December 31, 2015, we had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	End of 20 Quarter Deferral Period (1)	Interest Rate (2)	Junior Subordinated Debt and Investment in Trust	Maturity Date

Porter Statutory Trust II	$5,000	2/13/2004	9/19/2016	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	9/18/2016	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	10,000	12/14/2006	9/1/2016	3-month LIBOR + 1.67%	10,310	3/1/2037
Ascencia Statutory Trust I	3,000	2/13/2004	9/19/2016	3-month LIBOR + 2.85%	3,093	2/13/2034
	$21,000				$21,651

(1)       Accrued and unpaid interest totaled $2.5 million at December 31, 2015.

(2)       As of December 31, 2015, the 3-month LIBOR was 0.61%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at our option at their principal amount plus accrued interest.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1.2 million shares. See Note 12 – “Junior Subordinated Debentures” for additional discussion.

We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. Since the fourth quarter of 2011, we have been deferring interest payments on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. Deferred distributions on our $21.0 million of trust preferred securities outstanding totaled $2.5 million as of December 31, 2015. Our deferral period expires in the third quarter of 2016, at which time we will be required to pay all accrued interest or be in default. We are prohibited from paying cash dividends on our preferred and common shares until such time as we have paid all deferred distributions on our trust preferred securities.

The Federal Reserve Board rules allow trust preferred securities to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2015, the Company’s trust preferred securities totaled 20% of its Tier 1 capital and 51% of its Tier 2 capital.

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures we issued with an original maturity of 30 years. In the last five years before the junior subordinated debentures mature, the associated trust preferred securities are excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period are amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year before maturity.

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At December 31, 2015, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2015, we had an unused borrowing capacity with the FHLB of $26.4 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans.

We also have available on a secured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future. However, the availability of these lines could be affected by our financial position. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

We have used cash to pay dividends on common shares, if and when declared by the Board of Directors, and to service debt. The Company’s main sources of funding include dividends paid by the Bank and financing obtained in the capital markets. In its consent order with the FDIC and the KDFI, the Bank agreed not to pay dividends to the Company without the prior consent of those regulators. Liquid assets were $1.0 million at December 31, 2015. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability, cash inflows for the Company are limited to common stock or debt issuances. As of December 31, 2015, we could issue approximately 5 million common shares while still preserving the value of our NOLs under Section 382 of the Internal Revenue Code. Ongoing operating expenses of the Company are forecasted at approximately $1.0 million for 2016. Parent company liquidity could be improved through a sale of common or preferred shares. See “Item 1 – Business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

Capital

Stockholders’ equity decreased $1.4 million to $32.0 million at December 31, 2015, compared with $33.5 million at December 31, 2014. The decrease was due primarily to the current year net loss of $3.2 million and a decrease in the fair value of our securities portfolio of $2.1 million, offset by the impact of the September 30, 2015 debt to equity exchange of $3.4 million.

On February 25, 2015, we completed the final step in the retirement of our Preferred Shares originally issued to the U.S. Treasury when shareholders approved the conversion of all mandatorily convertible Series B Preferred Shares into 4,053,600 common shares and the conversion of all mandatorily convertible Series D Preferred Shares into 6,458,000 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount. A total of 26,947,533 common shares and non-voting common shares were issued and outstanding at December 31, 2015.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1.2 million shares. In the transaction, a wholly-owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for the issuance of 400,000 common shares resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated third party on the date of closing. The fair value of the shares issued to the unrelated third party was computed by multiplying the 400,000 shares issued by $1.40 per share, which was the NASDAQ closing price of the Company’s common stock on September 30, 2015. The subsidiary also received two-thirds of the Trust Securities having a book value of $2.9 million from related parties in exchange for the issuance of 400,000 common shares and 400,000 non-voting common shares. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with related parties was treated as a capital transaction.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at December 31, 2015:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank

Tier 1 Capital	6.0%	8.0%	N/A	6.89%	8.84%
Common Equity Tier 1 Capital	4.5	6.5	N/A	5.09	8.84
Total risk-based capital	8.0	10.0	12.0%	10.46	10.58
Tier 1 leverage ratio	4.0	5.0	9.0	4.74	6.08

At December 31, 2015, the Bank’s Tier 1 leverage ratio was 6.08% and its total risk-based capital ratio was 10.58%, which are both below the minimum capital ratios required by the Consent Order. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business. See “Going Concern Considerations and Future Plans,” above.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$37,379	$15,479	$2,146	$18,094	$73,098
Standby letters of credit	2,170	—	—	—	2,170
Total	$39,549	$15,479	$2,146	$18,094	$75,268

Standby Letters of Credit – Standby letters of credit are written conditional commitments we issue to guarantee the performance of a borrower to a third party. If the borrower does not perform in accordance with the terms of the agreement with the third party, we may be required to fund the commitment. The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the borrower. Our policies generally require that standby letter of credit arrangements be underwritten in a manner consistent with a loan of similar characteristics.

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2015:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$306,987	$123,179	$69,661	$—	$499,827
FHLB borrowing (1)	670	804	671	936	3,081
Subordinated capital note	900	1,800	1,350	—	4,050
Junior subordinated debentures	—	—	—	21,000	21,000
Total	$308,557	$125,783	$71,682	$21,936	$527,958

(1)     Fixed rate mortgage-matched borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2017 through 2033, averaging 2.65%.

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

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, we manage our exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by our Asset Liability Committee (“ALCO”). The ALCO, which is comprised of senior officers, has the responsibility for approving and ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

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

Given an instantaneous 100 basis point increase in interest rates, our base net interest income would increase by an estimated 0.6% at December 31, 2015 compared with a decrease of 3.2% at December 31, 2014. The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2015, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$444	1.6%
+ 100 basis points	154	0.6
- 100 basis points	(1,123)	(4.0)
- 200 basis points	(2,715)	(9.7)

Implementation of strategies to mitigate the risk of rising interest rates in the future, could lessen our forecasted “base case” net interest income in the event of no interest rate changes. Our interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, deposit decay rates and asset prepayment speed assumptions.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2015, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 366 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$85,329	$—	$—	$—	$—	$—	$85,329
Investment securities	5,511	6,217	10,108	82,055	78,953	4,209	187,053
FHLB stock	7,323	—	—	—	—	—	7,323
Loans held for sale	186	—	—	—	—	—	186
Loans, net of allowance	244,880	68,153	86,126	200,226	19,281	(12,041)	606,625
Fixed and other assets	—	—	—	—	—	62,206	62,206
Total assets	$343,229	$74,370	$96,234	$282,281	$98,234	$54,374	$948,722

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$258,127	$—	$—	$—	$—	$—	$258,127
Certificates of deposit	71,955	85,012	148,244	194,304	312	—	499,827
Borrowed funds	25,117	209	286	1,556	963	—	28,131
Other liabilities	—	—	—	—	—	130,620	130,620
Stockholders’ equity	—	—	—	—	—	32,017	32,017
Total liabilities and stockholders’ equity	$355,199	$85,221	$148,530	$195,860	$1,275	$162,637	$948,722
Period gap	$(11,970)	$(10,851)	$(52,296)	$86,421	$96,959
Cumulative gap	$(11,970)	$(22,821)	$(75,117)	$11,304	$108,263

Period gap to total assets	(1.26)%	(1.14)%	(5.51)%	9.11%	10.22%
Cumulative gap to total assets	(1.26)%	(2.41)%	(7.92)%	1.19%	11.41%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	96.63%	94.82%	87.25%	101.44%	113.77%

Our one-year cumulative gap position as of December 31, 2015 was negative $75.1 million or 7.9% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porter Bancorp, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses in 2015, 2014 and 2013, largely as a result of asset impairments resulting from the re-evaluation of fair value and ongoing operating expenses related to the high volume of other real estate owned and non-performing loans. In addition, the Company’s bank subsidiary is not in compliance with a regulatory enforcement order issued by its primary federal regulator requiring, among other things, increased minimum regulatory capital ratios as well as being involved in various legal proceedings in which the Company disputes material factual allegations against the Company. Additional losses, adverse outcomes from legal proceedings or the continued inability to comply with the regulatory enforcement order may result in additional adverse regulatory action. These events raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also discussed in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Crowe Horwath, LLP

Louisville, Kentucky
March 25, 2016

PORTER BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2015	2014
Assets
Cash and due from banks	$8,006	$14,169
Interest bearing deposits in banks	85,329	66,011
Cash and cash equivalents	93,335	80,180
Securities available for sale	144,978	190,791
Securities held to maturity (fair value of $44,253 and $44,498, respectively)	42,075	42,325
Loans held for sale	186	8,926
Loans, net of allowance of $12,041 and $19,364, respectively	606,625	605,635
Premises and equipment	18,812	19,507
Other real estate owned	19,214	46,197
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	9,441	9,167
Accrued interest receivable and other assets	6,733	7,938
Total assets	$948,722	$1,017,989

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$120,043	$114,910
Interest bearing	757,954	811,931
Total deposits	877,997	926,841
Repurchase agreements	—	1,341
Federal Home Loan Bank advances	3,081	15,752
Accrued interest payable and other liabilities	10,577	10,640
Subordinated capital note	4,050	4,950
Junior subordinated debentures	21,000	25,000
Total liabilities	916,705	984,524
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Preferred stock, no par
Series B - 0 and 40,536 issued and outstanding	—	2,229
Series D - 0 and 64,580 issued and outstanding	—	3,552
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	8,552
Common stock, no par, 86,000,000 shares authorized, 20,089,533 and 14,890,514 voting, and 6,858,000 and 0 non-voting shares issued and outstanding, respectively	120,699	113,238
Additional paid-in capital	23,654	21,442
Retained deficit	(110,808)	(107,595)
Accumulated other comprehensive loss	(4,299)	(2,172)
Total common stockholders’ equity	29,246	24,913
Total stockholders' equity	32,017	33,465
Total liabilities and stockholders’ equity	$948,722	$1,017,989

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2015	2014	2013
Interest income
Loans, including fees	$31,251	$33,090	$38,015
Taxable securities	4,076	4,945	3,706
Tax exempt securities	764	936	933
Federal funds sold and other	483	542	574
	36,574	39,513	43,228
Interest expense
Deposits	6,160	8,867	10,137
Federal Home Loan Bank advances	95	124	157
Junior subordinated debentures	606	612	622
Subordinated capital note	161	189	221
Federal funds purchased and other	1	3	6
	7,023	9,795	11,143

Net interest income	29,551	29,718	32,085
Provision (negative provision) for loan losses	(4,500)	7,100	700
Net interest income after provision for loan losses	34,051	22,618	31,385

Non-interest income
Service charges on deposit accounts	1,851	1,988	2,058
Bank card interchange fees	839	765	718
Income from bank owned life insurance	295	276	534
Other real estate owned rental income	1,346	256	399
Net gain on sales of securities	1,766	92	723
Gain on extinguishment of junior subordinated debt	883	—	—
Income from fiduciary activities	—	—	517
Other	715	702	970
	7,695	4,079	5,919
Non-interest expense
Salaries and employee benefits	15,857	15,658	15,501
Occupancy and equipment	3,449	3,497	3,583
Loan collection expense	1,141	2,994	4,707
Other real estate owned expense	12,302	5,839	4,516
FDIC insurance	2,212	2,272	2,378
State franchise and deposit tax	1,120	1,445	1,944
Professional fees	2,885	1,665	1,892
Communications	663	752	711
Insurance expense	589	575	648
Postage and delivery	400	407	423
Data processing expense	1,128	1,106	184
Advertising	560	563	308
Other	2,653	2,662	2,095
	44,959	39,435	38,890
Loss before income taxes	(3,213)	(12,738)	(1,586)
Income tax expense (benefit)	—	(1,583)	—
Net loss	(3,213)	(11,155)	(1,586)
Less:
Dividends and accretion on preferred stock	—	2,362	2,079
Effect of exchange of preferred stock for common stock	—	(36,104)	—
Earnings (loss) allocated to participating securities	(336)	3,159	(267)
Net income (loss) attributable to common shareholders	$(2,877)	$19,428	$(3,398)
Basic and diluted income (loss) per common share	$(0.12)	$1.59	$(0.29)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,

(in thousands)

	2015	2014	2013
Net loss	$(3,213)	$(11,155)	$(1,586)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(490)	4,615	(7,657)
Amortization during the period of net unrealized loss transferred to held to maturity	129	181	22
Reclassification of adjustment for gains included in net income	(1,766)	(92)	(723)
Net unrealized gain/(loss) recognized in comprehensive income	(2,127)	4,704	(8,358)
Tax effect	—	(1,583)	—
Other comprehensive income (loss)	(2,127)	3,121	(8,358)

Comprehensive loss	$(5,340)	$(8,034)	$(9,944)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
	Preferred								Preferred						Common

	Voting and Non-voting Common	Series A	Series B	Series C	Series D	Series E	Series F	Common	Series A	Series B	Series C	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balances, December 31, 2012	12,002,421	35,000	—	317,042	—	—	—	$112,236	$34,840	$—	$3,283	$—	$—	$—	$20,283	$(126,517)	$3,065	$47,190
Issuance of unvested stock	875,569	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(36,991)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	604	—	—	604
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,586)	—	(1,586)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,358)	(8,358)
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,919)	—	(1,919)
Accretion of Series A preferred stock discount	—	—	—	—	—	—	—	—	160	—	—	—	—	—	—	(160)	—	—
Balances, December 31, 2013	12,840,999	35,000	—	317,042	—	—	—	$112,236	$35,000	$—	$3,283	$—	$—	$—	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	288,888	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(60,801)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,155)	—	(11,155)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,121	3,121
Effect of exchange of preferred stock for common stock	1,821,428	(35,000)	40,536	(317,042)	64,580	6,198	4,304	1,002	(35,000)	2,229	(3,283)	3,552	1,644	1,127	—	36,104	—	7,375
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,362)	—	(2,362)
Balances, December 31, 2014	14,890,514	—	40,536	—	64,580	6,198	4,304	$113,238	$—	$2,229	$—	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465
Issuance of unvested stock	915,740	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Terminated stock	(538,479)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(31,842)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	445	—	—	445
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,213)	—	(3,213)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,127)	(2,127)
Debt to equity exchange	1,200,000	—	—	—	—	—	—	1,680	—	—	—	—	—	—	1,767	—	—	3,447
Conversion of preferred stock to common and non-voting common stock	10,511,600	—	(40,536)	—	(64,580)	—	—	5,781	—	(2,229)	—	(3,552)	—	—	—	—	—	—
Balances, December 31, 2015	26,947,533	—	—	—	—	6,198	4,304	$120,699	$—	$—	$—	$—	$1,644	$1,127	$23,654	$(110,808)	$(4,299)	$32,017

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2015	2014	2013
Cash flows from operating activities
Net loss	$(3,213)	$(11,155)	$(1,586)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,711	1,738	2,017
Provision (negative provision) for loan losses	(4,500)	7,100	700
Net amortization on securities	1,434	1,614	2,132
Stock-based compensation expense	445	555	604
Gain on extinguishment of junior subordinated debt	(883)	—	—
Tax benefit from OCI components	—	(1,583)	—
Net gain on sales of loans held for sale	204	(53)	(87)
Loans originated for sale	(6,652)	(2,528)	(4,035)
Proceeds from sales of loans held for sale	6,548	2,730	4,469
Net (gain) loss on sales of other real estate owned	74	(306)	132
Net write-down of other real estate owned	9,855	4,255	2,466
Net realized gain on sales of investment securities	(1,766)	(92)	(723)
Earnings on bank owned life insurance, net of premium expense	(274)	(256)	(513)
Net change in accrued interest receivable and other assets	810	(1,574)	1,364
Net change in accrued interest payable and other liabilities	267	980	2,585
Net cash from operating activities	4,060	1,425	9,525

Cash flows from investing activities
Purchases of available for sale securities	(21,828)	(45,803)	(72,814)
Sales of available for sale securities	45,012	6,251	8,061
Maturities and prepayments of available for sale securities	21,084	15,573	26,506
Calls of held to maturity securities	—	1,000	—
Proceeds from mandatory redemption of Federal Home Loan Bank stock	—	2,749	—
Proceeds from sales of loans not originated for sale	8,640	—	—
Proceeds from sale of other real estate owned	22,567	13,084	30,772
Loan originations and payments, net	(2,239)	26,923	139,548
Purchases of premises and equipment, net	(385)	(523)	(281)
Net cash from investing activities	72,851	19,254	131,792

Cash flows from financing activities
Net change in deposits	(48,844)	(60,864)	(77,354)
Net change in repurchase agreements	(1,341)	(1,129)	(164)
Repayment of Federal Home Loan Bank advances	(17,671)	(23,765)	(1,112)
Advances from Federal Home Loan Bank	5,000	35,025	—
Repayment of subordinated capital note	(900)	(900)	(1,125)
Net cash from financing activities	(63,756)	(51,633)	(79,755)
Net change in cash and cash equivalents	13,155	(30,954)	61,562
Beginning cash and cash equivalents	80,180	111,134	49,572
Ending cash and cash equivalents	$93,335	$80,180	$111,134

Supplemental cash flow information:
Interest paid	$7,076	$9,475	$10,711
Income taxes paid (refunded)	—	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$5,513	$32,338	$20,606
Financed sales of other real estate owned	—	—	15
Transfer from available for sale to held to maturity securities	—	—	44,934
AOCI component of transfer from available for sale to held to maturity	—	—	(1,281)
Transfer of loans to loans held for sale at fair value	—	8,926	—
Effect of accrued and unpaid dividends on preferred stock redemption	—	7,375	—
Effect of junior subordinated debt to equity exchange	4,330	—	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

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

Interest Bearing Deposits in Banks – Interest bearing deposits in banks mature within one year and are carried at cost. At December 31, 2015, approximately $9.8 million of interest bearing deposits in banks were pledged for the benefit of the Bank to a secure letter of credit issued by a third party related to litigation as more fully described in Note 24 – “Contingencies”.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Consumer loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is not expected.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and treated as impaired.

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

Intangible Assets – Intangible assets with definite useful lives are included with other assets and amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives, which range from 7 to 10 years.

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

Preferred Shares – In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 798,915 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

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

Earnings (Loss) Allocated to Participating Securities – Our issued and outstanding Series C Preferred Shares was automatically convertible into common stock at such time as the holder together with its affiliates beneficially owned less than 9.9% of the then outstanding common shares of the company. Our Series B and Series D mandatorily convertible preferred shares converted to common and nonvoting common shares after shareholder approval on February 25, 2015. We also have issued and outstanding unvested common shares to employees and directors through our stock incentive plan. Earnings (loss) are allocated to these participating securities based on their percentage of total issued and outstanding shares.

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

Adoption of New Accounting Standards – In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU were effective for the Company beginning January 1, 2015 and did not have a material impact on the Company’s financial statements.

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

In June 2014, the FASB issued an update (ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period) impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target also requires an employee to render service until the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for interim and annual periods beginning after December 15, 2015 and are not expected to have a material impact on the consolidated financial statements.

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

In August 2014, the FASB issued an update (ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure) impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. This update affects creditors that hold government-guaranteed mortgage loans. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) The loan has a government guarantee that is not separable from the loan before foreclosure. (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim. (3) At the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update became effective for interim and annual periods beginning after December 15, 2014 and did not have a material impact on the consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest – Imputation of Interest, which changes the presentation of debt issuance costs in financial statements. Under the ASU, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. Subsequent to the issuance of ASU 2015-03, the SEC staff made an announcement regarding the presentation of debt issuance costs associated with line-of-credit arrangements, which was codified in August 2015 when FASB issued ASU 2015-15. This guidance allows an entity to present debt issuance costs as an asset and amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The SEC guidance is effective upon adoption of ASU 2015-03. ASU 2015-03 is effective for fiscal years and interim periods beginning after December 15, 2016. The adoption of ASU 2015-03 is not expected to have a significant impact on Company’s operations or financial statements.

In January 2016, the FASB issued an update (ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities). The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

NOTE 2 – GOING CONCERN CONSIDERATIONS AND FUTURE PLANS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this discussion create substantial doubt about the Company’s ability to continue as a going concern.

For the year ended December 31, 2015, we reported a net loss of $3.2 million compared with net loss of $11.2 million for the year ended December 31, 2014 and a net loss of $1.6 million for the year ended December 31, 2013. After deductions for dividends and accretion on Preferred Shares, allocating losses to participating securities, and the effect of the exchange of Preferred Shares for Common Shares, net loss attributable to common shareholders was $2.9 million for the year ended December 31, 2015, compared with net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014, and a net loss attributable to common shareholders of $3.4 million for the year ended December 31, 2013.

The net loss for 2015 was primarily attributable to OREO expense of $12.3 million resulting from fair value write-downs for reductions in listing prices for certain properties, updated appraisals, and certain properties liquidated through auctions, as well as ongoing operating expense. We also recorded a negative provision for loan losses of $4.5 million for the year ended 2015. The negative provision expense was primarily driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. Substandard loans decreased by $55.1 million or 60.2% during 2015. Net charge-offs were 2.8 million for 2015 compared to $15.9 million for 2014. Nonaccrual loans decreased $33.1 million or 70.1% during 2015 to $14.1 million. Non-performing loans were 2.28% of total loans and non-performing assets were 3.51% of total assets, at December 31, 2015 compared to 7.57% and 9.19%, respectively, at December 31, 2014. Despite the substantial reductions in non-performing assets during the year, the Bank’s level of non-performing assets remains elevated.

Beginning with the fourth quarter of 2011, we have been deferring interest payable on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires at the end of the third quarter of 2016. Deferred distributions on our trust preferred securities, which totaled $2.5 million as of December 31, 2015, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F preferred stock will be entitled to receive liquidation distributions totaling $10.5 million before any distribution can be made to the holders of our common shares.

We continue to be involved in various legal proceedings. We dispute the material factual allegations made against us, and after conferring with our legal advisors, we believe we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of any one of these matters could have a material adverse effect on our financial condition, results of operations, or cash flows. These matters are more fully described in Note 24 – “Contingencies”.

Our Consent Order with the FDIC and KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of December 31, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.08% and 10.58%, respectively, both less than the minimum capital ratios required by the Consent Order. If the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Consent Order requires the Bank to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Increasing capital through the limited issuance of common stock to new and existing shareholders.

●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.

●	Executing on the sale of OREO and reinvestment in quality income producing assets.

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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. As of December 31, 2015, we could issue approximately 5 million common shares while still preserving the value of our net operating losses (“NOLs”) under Section 382 of the Internal Revenue Code. The Company’s liquid assets were $1.0 million at December 31, 2015. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

NOTE 3 – SECURITIES

The fair value of available for sale and held to maturity securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Available for sale
U.S. Government and federal agency	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	102,135	907	(380)	102,662
State and municipal	6,555	306	—	6,861
Corporate bonds	2,321	—	(128)	2,193
Total available for sale	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,075	$2,178	$—	$44,253
Total held to maturity	$42,075	$2,178	$—	$44,253

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2014
Available for sale
U.S. Government and federal agency	$35,725	$308	$(590)	$35,443
Agency mortgage-backed: residential	121,985	1,970	(357)	123,598
State and municipal	11,690	722	(8)	12,404
Corporate bonds	18,087	853	(252)	18,688
Other debt securities	572	86	—	658
Total available for sale	$188,059	$3,939	$(1,207)	$190,791

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,325	$2,173	$—	$44,498
Total held to maturity	$42,325	$2,173	$—	$44,498

Sales and calls of available for sale securities were as follows:

	2015	2014	2013
	(in thousands)
Proceeds	$45,012	$6,251	$8,061
Gross gains	1,902	132	873
Gross losses	136	—	150

The tax provision related to these net gains and losses realized on sales were $618,000, $46,000, and $253,000, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed, are shown separately.

	December 31, 2015
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$6,113	$6,053
One to five years	8,211	8,512
Five to ten years	28,043	27,751
Agency mortgage-backed: residential	102,135	102,662
Total	$144,502	$144,978

Held to maturity
One to five years	$16,579	$17,237
Five to ten years	21,938	23,222
Beyond ten years	3,558	3,794
Total	$42,075	$44,253

Securities pledged at year-end 2015 and 2014 had carrying values of approximately $68.0 million and $80.8 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2015 and 2014, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $17.7 million and $19.1 million, respectively.  Additionally, at December 31, 2015 and 2014, we held securities issued by the State of Texas or municipalities in the state of Texas having a book value of $4.3 million and $4.4 million, respectively.  At year-end 2015 and 2014, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2015 and 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2015
Available for sale
U.S. Government and federal agency	$7,058	$(44)	$14,527	$(331)	$21,585	$(375)
Agency mortgage-backed: residential	36,325	(271)	3,856	(109)	40,181	(380)
Corporate bonds	747	(18)	1,446	(110)	2,193	(128)
Total temporarily impaired	$44,130	$(333)	$19,829	$(550)	$63,959	$(883)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2014
Available for sale
U.S. Government and federal agency	$7,778	$(60)	$18,681	$(530)	$26,459	$(590)
Agency mortgage-backed: residential	6,960	(12)	17,938	(345)	24,898	(357)
State and municipal	569	(8)	—	—	569	(8)
Corporate bonds	4,884	(119)	1,660	(133)	6,544	(252)
Total temporarily impaired	$20,191	$(199)	$38,279	$(1,008)	$58,470	$(1,207)

There were no held to maturity securities in an unrealized loss position at December 31, 2015 or 2014.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2015, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired at this time. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

NOTE 4 – LOANS

Loans at year-end by class were as follows:

	2015	2014
	(in thousands)
Commercial	$86,176	$60,936
Commercial Real Estate:
Construction	33,154	33,173
Farmland	76,412	77,419
Nonfarm nonresidential	140,570	175,452
Residential Real Estate:
Multi-family	44,131	41,891
1-4 Family	201,478	197,278
Consumer	10,010	11,347
Agriculture	26,316	26,966
Other	419	537
Subtotal	618,666	624,999
Less: Allowance for loan losses	(12,041)	(19,364)
Loans, net	$606,625	$605,635

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Negative provision for loan losses	(1,255)	(2,713)	(316)	(115)	(87)	(14)	(4,500)
Loans charged off	(696)	(2,879)	(2,171)	(221)	(118)	(47)	(6,132)
Recoveries	723	1,654	684	184	8	56	3,309
Ending balance	$818	$6,993	$3,984	$122	$122	$2	$12,041

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision for loan losses	(690)	6,395	1,364	25	31	(25)	7,100
Loans charged off	(1,099)	(13,846)	(4,097)	(335)	(30)	(19)	(19,426)
Recoveries	614	1,968	758	168	13	45	3,566
Ending balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Beginning balance	$4,402	$34,768	$16,235	$857	$403	$15	$56,680
Provision for loan losses	435	1,691	(1,261)	66	(222)	(9)	700
Loans charged off	(2,828)	(21,176)	(7,703)	(773)	(128)	–	(32,608)
Recoveries	1,212	1,131	491	266	252	–	3,352
Ending balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$43	$385	$–	$–	$–	$428
Collectively evaluated for impairment	818	6,950	3,599	122	122	2	11,613
Total ending allowance balance	$818	$6,993	$3,984	$122	$122	$2	$12,041

Loans:
Loans individually evaluated for impairment	$1,112	$12,819	$17,673	$20	$152	$–	$31,776
Loans collectively evaluated for impairment	85,064	237,317	227,936	9,990	26,164	419	586,890
Total ending loans balance	$86,176	$250,136	$245,609	$10,010	$26,316	$419	$618,666

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,558	$1,112	$—	$1,526	$5	$5
Commercial real estate:
Construction	278	262	—	1,993	14	1
Farmland	6,004	4,263	—	4,497	114	114
Nonfarm nonresidential	11,256	7,829	—	16,073	263	9
Residential real estate:
Multi-family	32	32	—	35	—	—
1-4 Family	14,066	11,756	—	13,584	456	99
Consumer	118	20	—	23	—	—
Agriculture	260	152	—	206	—	—
Other	—	—	—	49	5	5
Subtotal	33,572	25,426	—	37,986	857	233
With An Allowance Recorded:
Commercial	—	—	—	13	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	63	—	—
Nonfarm nonresidential	574	465	43	4,591	25	—
Residential real estate:
Multi-family	4,195	4,195	57	4,229	204	—
1-4 Family	1,690	1,690	328	1,705	89	—
Consumer	—	—	—	8	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,459	6,350	428	10,609	318	—
Total	$40,031	$31,776	$428	$48,595	$1,175	$233

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$2,546	$1,978	$—	$2,256	$64	$55
Commercial real estate:
Construction	4,714	4,100	—	5,446	12	—
Farmland	6,636	4,739	—	6,150	75	75
Nonfarm nonresidential	34,437	22,418	—	39,852	693	128
Residential real estate:
Multi-family	81	81	—	1,664	—	—
1-4 Family	18,496	15,266	—	22,670	676	226
Consumer	93	29	—	14	—	—
Agriculture	276	263	—	277	3	3
Other	367	122	—	255	16	13
Subtotal	67,646	48,996	—	78,584	1,539	500
With An Allowance Recorded:
Commercial	145	44	33	961	23	—
Commercial real estate:
Construction	—	—	—	589	16	—
Farmland	658	315	38	112	—	—
Nonfarm nonresidential	19,454	16,569	453	13,933	360	—
Residential real estate:
Multi-family	4,266	4,266	91	4,426	180	—
1-4 Family	1,791	1,771	136	1,840	78	—
Consumer	32	32	1	49	3	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	26,346	22,997	752	21,910	660	—
Total	$93,992	$71,993	$752	$100,494	$2,199	$500

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$3,569	$2,623	$—	$3,829	$81	$30
Commercial real estate:
Construction	9,022	8,042	—	15,511	232	164
Farmland	9,977	7,890	—	8,614	270	268
Nonfarm nonresidential	75,331	57,397	—	43,419	851	366
Residential real estate:
Multi-family	9,332	7,514	—	6,475	7	3
1-4 Family	39,929	34,779	—	31,066	495	116
Consumer	9	9	—	33	1	—
Agriculture	401	322	—	213	—	—
Other	875	631	—	236	19	11
Subtotal	148,445	119,207	—	109,396	1,956	958
With An Allowance Recorded:
Commercial	2,372	2,372	290	1,698	48	—
Commercial real estate:
Construction	1,525	1,260	218	5,129	20	—
Farmland	246	246	65	1,224	35	—
Nonfarm nonresidential	20,748	19,495	2,062	36,031	840	—
Residential real estate:
Multi-family	4,995	4,995	393	7,187	204	—
1-4 Family	2,224	2,224	434	8,222	177	—
Consumer	84	84	9	122	2	—
Agriculture	—	—	—	2	—	—
Other	—	—	—	313	9	—
Subtotal	32,194	30,676	3,471	59,928	1,335	—
Total	$180,639	$149,883	$3,471	$169,324	$3,291	$958

Troubled Debt Restructuring

A troubled debt restructuring (TDR) is where the Bank has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The majority of the Bank’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the customer.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2015 and 2014:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	262	—	262
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,637	50	5,687
Principal deferral	—	622	622
Residential Real Estate:
Multi-family
Rate reduction	4,195	—	4,195
1-4 Family
Rate reduction	7,346	—	7,346
Total TDRs	$17,440	$3,544	$20,984

December 31, 2014
Commercial
Rate reduction	$14	$—	$14
Principal deferral	—	869	869
Commercial Real Estate:
Construction
Rate reduction	268	3,379	3,647
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	8,622	13,894	22,516
Principal deferral	671	—	671
Residential Real Estate:
Multi-family
Rate reduction	4,266	—	4,266
1-4 Family
Rate reduction	8,112	—	8,112
Consumer
Rate reduction	32	—	32
Total TDRs	$21,985	$20,507	$42,492

At December 31, 2015 and 2014, 83% and 52%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $179,000 and $579,000 as of December 31, 2015 and 2014, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts to customers as of December 31, 2015 or 2014 with outstanding loans that are classified as TDRs.

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

No TDR loan modifications occurred during the twelve months ended December 31, 2015 or 2014.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2015 and 2014:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2015	2014	2015	2014
	(in thousands)

Commercial	$1,112	$1,978	$—	$—
Commercial Real Estate:
Construction	—	3,831	—	—
Farmland	4,263	5,054	—	—
Nonfarm nonresidential	2,657	26,892	—	—
Residential Real Estate:
Multi-family	32	80	—	—
1-4 Family	5,851	8,925	—	151
Consumer	20	30	—	—
Agriculture	152	263	—	—
Other	—	122	—	—
Total	$14,087	$47,175	$—	$151

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2015 and 2014:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2015
Commercial	$78	$—	$—	$1,112	$1,190
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	456	—	—	4,263	4,719
Nonfarm nonresidential	326	—	—	2,657	2,983
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	2,225	241	—	5,851	8,317
Consumer	41	—	—	20	61
Agriculture	7	—	—	152	159
Other	—	—	—	—	—
Total	$3,133	$241	$—	$14,087	$17,461

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2014
Commercial	$86	$—	$—	$1,978	$2,064
Commercial Real Estate:
Construction	—	—	—	3,831	3,831
Farmland	400	14	—	5,054	5,468
Nonfarm nonresidential	241	318	—	26,892	27,451
Residential Real Estate:
Multi-family	—	—	—	80	80
1-4 Family	3,124	601	151	8,925	12,801
Consumer	109	47	—	30	186
Agriculture	—	—	—	263	263
Other	—	—	—	122	122
Total	$3,960	$980	$151	$47,175	$52,266

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

Watch – Loans classified as watch are those loans which have or may experience a potentially adverse development which necessitates increased monitoring.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)

December 31, 2015
Commercial	$81,570	$2,953	$—	$1,653	$—	$86,176
Commercial Real Estate:
Construction	27,603	5,289	—	262	—	33,154
Farmland	65,476	4,844	—	6,092	—	76,412
Nonfarm nonresidential	111,901	22,687	1,328	4,654	—	140,570
Residential Real Estate:
Multi-family	35,300	4,879	—	3,952	—	44,131
1-4 Family	164,490	17,636	67	19,285	—	201,478
Consumer	9,323	474	—	213	—	10,010
Agriculture	21,402	4,601	—	313	—	26,316
Other	419	—	—	—	—	419
Total	$517,484	$63,363	$1,395	$36,424	$—	$618,666

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)

December 31, 2014
Commercial	$49,440	$5,063	$—	$6,433	$—	$60,936
Commercial Real Estate:
Construction	25,266	2,990	—	4,917	—	33,173
Farmland	61,672	7,922	—	7,825	—	77,419
Nonfarm nonresidential	111,426	21,017	3,747	39,262	—	175,452
Residential Real Estate:
Multi-family	31,526	6,039	—	4,326	—	41,891
1-4 Family	145,450	23,928	131	27,769	—	197,278
Consumer	10,115	537	311	384	—	11,347
Agriculture	25,816	704	—	446	—	26,966
Other	415	—	—	122	—	537
Total	$461,126	$68,200	$4,189	$91,484	$—	$624,999

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2015	2014
	(in thousands)
Land and buildings	$24,651	$24,711
Furniture and equipment	10,719	10,314
	35,370	35,025
Accumulated depreciation	(16,558)	(15,518)
	$18,812	$19,507

Depreciation expense was $1,023,000, $940,000 and $1,043,000 for 2015, 2014 and 2013, respectively.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2015	2014
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$12,749	$18,748
Farmland	—	669
Nonfarm nonresidential	6,967	14,860
Residential Real Estate:
Multi-family	—	4,988
1-4 Family	128	7,998
	19,844	47,263
Valuation allowance	(630)	(1,066)
	$19,214	$46,197

Activity relating to the other real estate owned valuation allowance during the years indicated is as follows:

	2015	2014	2013
	(in thousands)
Beginning balance	$1,066	$230	$1,154
Provision to allowance	9,855	4,255	2,466
Write-downs	(10,291)	(3,419)	(3,390)
Ending balance	$630	$1,066	$230

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $934,000 and $3.6 million at December 31, 2015 and December 31, 2014, respectively.

Activity relating to other real estate owned during the years indicated is as follows:

	2015	2014	2013
	(in thousands)
OREO Activity
OREO as of January 1	$46,197	$30,892	$43,671
Real estate acquired	5,513	32,338	20,606
Valuation adjustments for declining market values	(9,855)	(4,255)	(2,466)
Net gain (loss) on sale	(74)	306	(132)
Proceeds from sale of properties	(22,567)	(13,084)	(30,787)
OREO as of December 31	$19,214	$46,197	$30,892

OREO rental income totaled $1.3 million, $256,000, and $399,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Expenses related to other real estate owned include:

	2015	2014	2013
	(in thousands)
Net (gain) loss on sales	$74	$(306)	$132
Provision to allowance	9,855	4,255	2,466
Operating expense	2,373	1,890	1,918
Total	$12,302	$5,839	$4,516

NOTE 7 – INTANGIBLE ASSETS

Acquired intangible assets were as follows as of year-end:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$3,740	$4,183	$3,405

Aggregate amortization expense was $335,000, $397,000 and $428,000 for 2015, 2014 and 2013, respectively.

Estimated aggregate amortization expense for intangible assets for each of the next five years is as follows (in thousands):

2016	$334
2017	109
2018	—
2019	—
2020	—

NOTE 8 – DEPOSITS

The following table shows deposits by category:

	December 31, 2015	December 31, 2014
	(in thousands)
Non-interest bearing	$120,043	$114,910
Interest checking	97,515	91,086
Money market	125,935	109,734
Savings	34,677	36,430
Certificates of deposit	499,827	574,681
Total	$877,997	$926,841

Time deposits of $250,000 or more were approximately $28.4 million and $34.4 million at year-end 2015 and 2014, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2016	$306,987
2017	112,344
2018	10,835
2019	31,108
2020	38,553
Thereafter	—
$499,827

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase are secured by agency, mortgage-backed, and municipal securities. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2015	2014	2013
	(in thousands)
Balance at year-end	$—	$1,341	$2,470
Average daily balance during the year	$587	$2,255	$3,113
Average interest rate during the year	0.14%	0.15%	0.20%
Maximum month-end balance during the year	$1,341	$3,473	$4,747
Weighted average interest rate at year-end	—%	0.14%	0.17%
Fair value of securities sold under agreements to repurchase at year-end	$—	$1,341	$2,470

NOTE 10 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2015	2014
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.65% for 2015 and 1.02% for 2014	$3,081	$15,752

Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2015 or 2014. The advances were collateralized by approximately $128.8 million and $131.5 million of first mortgage loans, under a blanket lien arrangement at year-end 2015 and 2014, respectively. Our borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its rights to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less. At December 31, 2015, our additional borrowing capacity with the FHLB was $26.4 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
2016	$670
2017	539
2018	265
2019	185
2020	486
Thereafter	936
$3,081

At year-end 2015, the Company had a $5.0 million federal funds line of credit available on a secured basis from a correspondent institution; however, the availability of this line could be affected by our financial position.

NOTE 11 – SUBORDINATED CAPITAL NOTE

The outstanding principal amount of the subordinated capital note issued by the Bank totaled $4.1 million at December 31, 2015. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital until five years before maturity on July 1, 2020. During this five-year period, one-fifth of principal amount of the subordinated note is excluded from Tier 2 capital each year and until fully excluded from Tier 2 capital during the year before maturity. Principal payments of $225,000 plus interest are due quarterly. Scheduled principal payments of $900,000 per year are due each of the next four years with $450,000 due thereafter. The interest rate on this note was 3.28% and 3.24% at December 31, 2015 and 2014, respectively.

NOTE 12 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. If payments are deferred, the Company is prohibited from paying dividends on its preferred and common shares. Effective with the fourth quarter of 2011, we began deferring interest payments on the junior subordinated notes which resulted in a deferral of distributions on our trust preferred securities. Our deferral period expires in the third quarter of 2016. Therefore, future cash dividends on our common stock are subject to the prior payment of all deferred distributions on our trust preferred securities. Dividends accrued and unpaid on our junior subordinated debentures totaled $2.5 million at December 31, 2015.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1.2 million shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for the issuance of 400,000 common shares resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated third party on the date of closing. The fair value of the shares issued to the unrelated third party was computed by multiplying the 400,000 shares issued by $1.40 per share, which was the NASDAQ closing price of the Company’s common stock on September 30, 2015. The subsidiary also received two-thirds of the Trust Securities having a book value of $2.9 million from related parties in exchange for the issuance of 400,000 common shares and 400,000 non-voting common shares. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with related parties was treated as a capital transaction.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	End of 20 Quarter Deferral Period	Maturity Date (2)
Porter Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	$5,000,000	9/19/2016	2/13/2034
Porter Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	9/18/2016	4/15/2034
Porter Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	9/01/2016	3/01/2037
Ascencia Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	3,000,000	9/19/2016	2/13/2034
			$21,000,000

(1)	As of December 31, 2015, the 3-month LIBOR was 0.61%.
(2)	The debentures are callable at our option at their principal amount plus accrued interest.

NOTE 13 – OTHER BENEFIT PLANS

401(k) Plan – The Company 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan totaled approximately $160,000, $187,000 and $195,000 in 2015, 2014 and 2013, respectively.

Supplemental Executive Retirement Plan – The Company has created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $121,000, $122,000 and $87,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The related liability was $1,335,000, $1,341,000 and $1,348,000 at December 31, 2015, 2014 and 2013, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $9,441,000 and $9,167,000 at December 31, 2015 and 2014, respectively. Income earned from the cash surrender value of life insurance totaled $295,000, $276,000 and $534,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The income is recorded as other non-interest income.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2015	2014	2013
	(in thousands)
Current	$—	$—	$—
Deferred	5,258	2,151	9,489
Net operating loss	(5,975)	(6,651)	(10,430)
Change in valuation allowance	717	2,917	941
	$—	$(1,583)	$—

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following:

	2015	2014	2013
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(1,125)	$(4,458)	$(555)
Effect of:
Valuation allowance	717	2,917	941
Tax-exempt income	(264)	(319)	(324)
Nontaxable life insurance income	(103)	(97)	(180)
Other, net	775	374	118
Total	$—	$(1,583)	$—

Year-end deferred tax assets and liabilities were due to the following:

	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$38,085	$32,111
Allowance for loan losses	4,214	6,777
Other real estate owned write-down	7,619	10,000
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	671	668
Net unrealized loss on securities	166	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	549	958
Other	1,875	1,761
	54,079	53,175

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	176	264
Net unrealized gain on securities	—	579
Other	865	756
	1,969	2,527
Net deferred tax assets before valuation allowance	52,110	50,648
Valuation allowance	(52,110)	(50,648)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of December 31, 2015.

The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income, or OCI, which is a component of stockholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against net deferred tax assets, there is a loss from continuing operations and there is income in other components of the financial statements. In such a case, pre-tax income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. No tax benefit or expense was recognized for the year ended December 31, 2015 and a tax benefit of $1.6 million was allocated to continuing operations for the year ended December 31, 2014. The December 31, 2014 tax benefit was entirely due to gains in other comprehensive income that are presented in current operations in accordance with applicable accounting standards.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for 2015 or 2014 related to unrecognized tax benefits.

Under Section 382 of the Internal Revenue Code, as amended (“Section 382”), the Company’s its net operating loss carryforwards (“NOLs”) and other deferred tax assets can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time.

In 2015, the Company took measures to preserve the value of its NOLs. On June 24, 2015, the Board of Directors adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common stock. Upon adoption of plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the state of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2012.

NOTE 15 – RELATED PARTY TRANSACTIONS

There were no loans to principal officers, directors, significant shareholders, and their affiliates at December 31, 2015 or 2014. Additionally, there was no advance or payment activity during 2015. At December 31, 2015, the Bank had commitments to lend $102,000 to principal officers, directors, significant shareholders and their affiliates.

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2015 and 2014 were $382,000 and $307,000, respectively.

Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO.  Hogan Development Company is owned by W. Glenn Hogan, a director. Our agreement with Hogan Development Company is periodically reviewed and evaluated by our Audit Committee.  The Bank paid real estate management fees of $175,000 and $221,000 and real estate sales and leasing commissions of $637,000 and $64,000 to Hogan Development Company in 2015 and 2014, respectively.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. The investors included W. Glenn Hogan and Michael T. Levy, both directors of the Company, as well as Patriot Financial Partners L.P. and Patriot Financial Partners Parallel L.P. (the “Patriot Funds”), funds for whom a director of the Company, W. Kirk Wycoff, serves as general partner. Mr. Hogan exchanged 5,000 Series A Preferred Shares, and was issued 17,143 mandatorily convertible Series B Preferred Shares, 885 Series E Preferred Shares, and 1,405 Series F Preferred Shares. Mr. Levy exchanged 750 Series A Preferred Shares, and was issued 257,143 common shares, 133 Series E Preferred Shares, and 211 Series F Preferred Shares. The Patriot Funds exchanged 19,688 Series A Preferred Shares, 317,042 Series C Preferred Shares, and 753,263 warrants to purchase non-voting common shares, and was issued 6,250 mandatorily convertible Series B Preferred Shares, 64,580 mandatorily convertible Series D Preferred Shares, and 3,486 Series E Preferred Shares. After shareholder approval on February 25, 2015, Mr. Hogan’s 17,143 Series B Preferred Shares converted into 1,714,300 common shares and the Patriot Funds’ Series B Preferred Shares converted into 625,000 common shares, and their Series D Preferred Shares converted into 6,458,000 non-voting common shares.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 800,000 common shares and 400,000 non-voting common shares, for a total of 1.2 million shares. In the transaction, a wholly-owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for the issuance of 400,000 common shares resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated third party on the date of closing. The fair value of the shares issued to the unrelated third party was computed by multiplying the 400,000 shares issued by $1.40 per share, which was the NASDAQ closing price of the Company’s common stock on September 30, 2015. The subsidiary also received two-thirds of the Trust Securities having a book value of $2.9 million from related parties in exchange for the issuance of 400,000 common shares and 400,000 non-voting common shares. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with related parties was treated as a capital transaction.

NOTE 16 – PREFERRED STOCK AND STOCK PURCHASE WARRANTS

On November 21, 2008, we issued 35,000 Series A Preferred Shares and a warrant to purchase up to 330,561 of our common shares for $15.88 per share to the U.S. Treasury (“UST”) for an aggregate purchase price of $35.0 million. The warrant is exercisable and has a 10-year term. The Series A Preferred Shares qualified as Tier 1 capital and was entitled to receive cumulative cash dividends quarterly at an annual rate of 5% for the first five years, and 9% beginning in November 2013. The Series A Preferred Shares was non-voting (except when required by law) and redeemable at $1,000 per share plus accrued unpaid dividends.

In 2010, we completed a $32.0 million private placement to accredited investors. In the transactions, the Company issued (i) 2,465,569 common shares, (ii) 317,042 Series C preferred shares and (iii) warrants to purchase 1,163,045 non-voting common shares at a price of $11.50 per share expiring in 2015.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules.

In its Consent Orders with the FDIC and the KDFI, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Orders are described in greater detail in Note 2 – “Going Concern and Future Plans”. As of December 31, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. The Bank cannot be considered well-capitalized while subject to the Consent Order. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

The following table shows the ratios and amounts of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,530	10.46%	$52,436	8.00%
Bank	69,250	10.58	52,347	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	33,368	5.09	29,495	4.50
Bank	57,873	8.84	29,445	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,174	6.89	39,327	6.00
Bank	57,873	8.84	39,260	6.00
Tier I capital (to average assets)
Consolidated	45,174	4.74	38,131	4.00
Bank	57,873	6.08	38,085	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)
Consolidated	$73,595	10.61%	$55,483	8.00%
Bank	73,174	10.57	55,383	8.00
Tier I capital (to risk-weighted assets)
Consolidated	46,459	6.70	27,741	4.00
Bank	59,438	8.59	27,691	4.00
Tier I capital (to average assets)
Consolidated	46,459	4.51	41,193	4.00
Bank	59,438	5.78	41,143	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of December 31, 2015		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$69,250	10.58%	$78,521	12.00%
Tier I capital to average assets	57,873	6.08	85,690	9.00

At December 31, 2015, the Bank’s Tier 1 leverage ratio was 6.08% and its total risk-based capital ratio was 10.58%, which are below the 9% minimum capital ratio and the 12% minimum capital ratio required by the Consent Order. Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability.

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$2,475	$9,763	$11,790	$7,843
Unused lines of credit	12,212	48,648	13,075	35,562
Standby letters of credit	950	1,220	966	1,354

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$33,262	$—	$33,262	$—
Agency mortgage-backed: residential	102,662	—	102,662	—
State and municipal	6,861	—	6,861	—
Corporate bonds	2,193	—	2,193	—
Total	$144,978	$—	$144,978	$—

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,443	$—	$35,443	$—
Agency mortgage-backed: residential	123,598	—	123,598	—
State and municipal	12,404	—	12,404	—
Corporate bonds	18,688	—	18,688	—
Other debt securities	658	—	—	658
Total	$190,791	$—	$190,133	$658

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2015 and 2014:

	Other Debt Securities
	2015	2014
	(in thousands)
Balances of recurring Level 3 assets at January 1	$658	$632
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	26
Sales	(658)
Balance of recurring Level 3 assets at December 31	$—	$658

At December 31, 2014, our other debt security valuation was determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also considered the issuer(s) publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults. This security was sold during 2015.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	139	—	—	139
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,362	—	—	1,362
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	12,344	—	—	12,344
Farmland	—	—	—	—
Nonfarm nonresidential	6,746	—	—	6,746
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	124	—	—	124

		Fair Value Measurements at December 31, 2014 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$12	$—	$—	$12
Commercial real estate:
Construction	—	—	—	—
Farmland	278	—	—	278
Nonfarm nonresidential	15,825	—	—	15,825
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,635	—	—	1,635
Consumer	31	—	—	31
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	18,325	—	—	18,325
Farmland	654	—	—	654
Nonfarm nonresidential	14,525	—	—	14,525
Residential real estate:
Multi-family	4,875	—	—	4,875
1-4 Family	7,818	—	—	7,818

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.8 million, with a valuation allowance of $337,000, at December 31, 2015, resulting in no additional provision for loan losses for the year ended December 31, 2015. At December 31, 2014, impaired loans had a carrying amount of $18.4 million, with a valuation allowance of $622,000, at December 31, 2014, resulting in an additional provision for loan losses for the year ended December 31, 2014 of $5.2 million.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $19.2 million as of December 31, 2015, compared with $46.2 million at December 31, 2014. Write-downs of $9.9 million and $4.3 million were recorded on other real estate owned for the years ended December 31, 2015 and 2014, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,362	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$19,090	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)
		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Commercial real estate	$16,103	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	62%	(14%)
		Income approach	Discount or capitalization rate	8%	-	9%	(8%)

Impaired loans – Residential real estate	$1,635	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	39%	(11%)

Other real estate owned – Commercial real estate	$33,504	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	45%	(18%)
		Income approach	Discount or capitalization rate	9%	-	20%	(13%)

Other real estate owned – Residential real estate	$12,693	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	15%	(6%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2015:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$93,335	$79,498	$13,837	$—	$93,335
Securities available for sale	144,978	—	144,978	—	144,978
Securities held to maturity	42,075	—	44,253	—	44,253
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	186	—	186	—	186
Loans, net	606,625	—	—	614,162	614,162
Accrued interest receivable	3,116	—	1,111	2,005	3,116
Financial liabilities
Deposits	$877,997	$120,043	$739,152	$—	$859,195
Securities sold under agreements to repurchase	—	—	—	—	—
Federal Home Loan Bank advances	3,081	—	3,076	—	3,076
Subordinated capital notes	4,050	—	—	3,933	3,933
Junior subordinated debentures	21,000	—	—	12,810	12,810
Accrued interest payable	2,805	—	422	2,383	2,805

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2014:

		Fair Value Measurements at December 31, 2014 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,180	$49,007	$31,173	$—	$80,180
Securities available for sale	190,791	—	190,133	658	190,791
Securities held to maturity	42,325	—	44,498	—	44,498
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	8,926	—	8,926	—	8,926
Loans, net	605,635	—	—	615,914	615,914
Accrued interest receivable	3,503	—	1,389	2,114	3,503
Financial liabilities
Deposits	$926,841	$114,910	$804,508	$—	$919,418
Securities sold under agreements to repurchase	1,341	—	1,341	—	1,341
Federal Home Loan Bank advances	15,752	—	15,758	—	15,758
Subordinated capital notes	4,950	—	—	4,765	4,765
Junior subordinated debentures	25,000	—	—	14,214	14,214
Accrued interest payable	2,858	—	751	2,107	2,858

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

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

The Company has two stock incentive plans. The Porter Bancorp, Inc. 2006 Stock Incentive Plan permits the issuance of up to 1,563,050 shares of the Company’s common stock upon the grant of stock awards.  As of December 31, 2015, the Company had issued and outstanding 922,419 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company has 303,592 shares remaining available for issuance under the plan.

The Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan permits the issuance of up to 700,000 shares of the Company’s voting common stock upon the grant of stock awards. The Plan awards restricted shares having a fair market value of $25,000 annually to each non-employee director. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. The Company has no issued and outstanding unvested shares, net of forfeitures and vesting, to non-employee directors. At December 31, 2015, 185,774 shares remain available for issuance under this plan.

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

The fair value of the 2015 unvested shares issued to employees was $712,000, or $0.89 per weighted-average share. The fair value of the 2015 unvested shares issued to directors was $125,000, or $1.08 per weighted-average share. The Company recorded $445,000 and $555,000 of stock-based compensation during 2015 and 2014, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	770,440	$1.33	787,426	$1.56
Granted	800,000	0.89	122,220	0.93
Vested	(165,185)	1.50	(133,227)	2.20
Terminated	(450,994)	1.25	—	—
Forfeited	(31,842)	1.13	(5,979)	4.21
Outstanding, ending	922,419	$0.96	770,440	$1.33

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	5,052	$1.65	47,428	$1.69
Granted	115,740	1.08	166,668	0.90
Vested	(120,792)	1.10	(154,222)	0.98
Forfeited	—	—	(54,822)	1.29
Outstanding, ending	—	$—	5,052	$1.65

Unrecognized stock based compensation expense related to unvested shares for 2016 and beyond is estimated as follows (in thousands):

2016	$252
2017	156
2018	149
2019 & thereafter	—

NOTE 21 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2015	2014	2013
	(in thousands, except share and per share data)
Net loss	$(3,213)	$(11,155)	$(1,586)
Less:
Preferred stock dividends	—	2,362	1,919
Effect of preferred stock exchange	—	(36,104)	—
Accretion of Series A preferred stock discount	—	—	160
Income (loss) attributable to unvested shares	(122)	1,435	(171)
Income (loss) attributable to participating preferred shares	(214)	1,724	(96)
Net income (loss) attributable to common shareholders, basic and diluted	$(2,877)	$19,428	$(3,398)

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	25,959,720	14,230,936	12,722,782
Less:
Weighted average unvested common shares	986,777	904,208	595,150
Weighted average Series B Preferred Shares	666,345	299,855	—
Weighted average Series C Preferred Shares	—	308,269	332,894
Weighted average Series D Preferred Shares	1,061,589	477,715	—
Weighted average common shares outstanding	23,245,009	12,240,889	11,794,738
Basic income (loss) per common share	$(0.12)	$1.59	$(0.29)

Diluted
Add: Dilutive effects of assumed exercises of common and Preferred Series C stock warrants	—	—	—
Weighted average common shares and potential common shares	23,245,009	12,240,889	11,794,738
Diluted income (loss) per common share	$(0.12)	$1.59	$(0.29)

The Company had no outstanding stock options at December 31, 2015, 2014 or 2013.  A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at December 31, 2015, 2014 and 2013 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 and 1,449,459 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at December 31, 2014 and 2013, respectively, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. The 650,544 warrants outstanding as of December 31, 2014 expired in September 2015.

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2015	2014
	(in thousands)
ASSETS
Cash and cash equivalents	$986	$1,275
Securities available for sale	—	658
Investment in banking subsidiary	55,642	58,097
Investment in and advances to other subsidiaries	3,360	776
Other assets	734	730
Total assets	$60,722	$61,536

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$25,775	$25,775
Accrued expenses and other liabilities	2,930	2,296
Shareholders’ equity	32,017	33,465
Total liabilities and shareholders’ equity	$60,722	$61,536

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2015	2014	2013
	(in thousands)
Interest income	$46	$53	$82
Dividends from subsidiaries	20	19	20
Other income	102	44	966
Interest expense	(647)	(631)	(642)
Other expense	(1,457)	(1,765)	(2,064)
Loss before income tax and undistributed subsidiary income	(1,936)	(2,280)	(1,638)
Income tax expense	—	13	—
Equity in undistributed subsidiary income (loss)	(1,277)	(8,862)	52
Net loss	$(3,213)	$(11,155)	$(1,586)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(3,213)	$(11,155)	$(1,586)
Adjustments:
Equity in undistributed subsidiary (income) loss	1,277	8,862	(52)
Gain on sale of assets	(70)	(44)	(727)
Tax expense from OCI components	—	13	—
Change in other assets	(40)	(26)	(240)
Change in other liabilities	634	1,040	833
Other	481	591	640
Net cash (used in) operating activities	(931)	(719)	(1,132)

Cash flows from investing activities
Investments in subsidiaries	—	—	—
Sales of securities	642	179	1,952
Net cash (used in) from investing activities	642	179	1,952

Cash flows from financing activities
Dividends paid on preferred stock	—	—	—
Dividends paid on common stock	—	—	—
Net cash (used in) financing activities	—	—	—

Net change in cash and cash equivalents	(289)	(540)	820
Beginning cash and cash equivalents	1,275	1,815	995
Ending cash and cash equivalents	$986	$1,275	$1,815

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic (1)	Diluted (1)
	(in thousands, except per share data)
2015
First quarter	$9,203	$7,290	$—	$733	$594		$0.02	$0.02
Second quarter	9,167	7,339	—	2,932	(2,130	)(2)	(0.08)	(0.08)
Third quarter	9,179	7,482	(2,200)	5,131	(1,076	)(3)	(0.04)	(0.04)
Fourth quarter	9,025	7,440	(2,300)	3,506	(601	)(3)	(0.02)	(0.02)

2014
First quarter	$9,897	$7,300	$—	$662	$(287)		$(0.08)	$(0.08)
Second quarter	10,166	7,614	6,300	774	(6,234	)(4)	(0.53)	(0.53)
Third quarter	9,814	7,337	—	560	(849)		(0.12)	(0.12)
Fourth quarter	9,636	7,467	800	3,843	(3,785	)(5)	1.91	1.91

(1)

The sum of the quarterly net income (loss) per share (basic and diluted) differs from the annual net income (loss) per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

(2)	The $2.1 million loss for the second quarter of 2015 was primarily due to OREO expenses.

(3)

The net loss for the third and fourth quarters of 2015 was positively impacted by a $2.2 million and $2.3 million negative provision for loans losses, respectively, and negatively impacted by OREO expenses of $5.1 million and $3.5 million, respectively.

(4)	The $6.2 million loss for the second quarter of 2014 was primarily due to provision for loan losses expense of $6.3 million.

(5)	The $3.8 million loss for the fourth quarter of 2014 was primarily due to OREO expenses of $3.8 million.

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

After conferring with its legal advisors, the Bank believes the findings and damages are excessive and contrary to law, and that it has meritorious grounds on which it has moved to appeal. The Bank’s Notice of Appeal was filed on October 25, 2013. After a number of procedural issues were resolved, the Bank filed its appellate brief on September 30, 2014. Appellee’s brief was filed on December 1, 2014. The Appellate Court heard oral arguments on November 16, 2015. We await the Appellate Court’s ruling. We will continue to defend this matter vigorously.

In accordance with the guidance provided in ASC 450-20-25, and after consultation with its legal counsel engaged for the appeal of the verdict, the Company concluded that it was not probable the full amount of the compensatory damages awarded by the jury would be overturned. Therefore, a liability was accrued for the full $1.5 million of compensatory damages awarded, plus statutory interest. After conferring with its legal counsel for the appeal, the Company concluded that the jury verdict for punitive damages was contrary to law, unsupported, excessive, and otherwise inappropriate. Based on this advice, the Company concluded it was probable that the verdict amount for $5.5 million in punitive damages would be overturned by the appeals court, and therefore it was not probable that the $5.5 million in punitive damages would become an actual liability. The ultimate outcome of this self-insured matter could have a material adverse effect on our financial condition, results of operations or cash flows.

SBAV LP Litigation. On December 17, 2012, SBAV LP filed a lawsuit against the Company, the Bank, J. Chester Porter and Maria L. Bouvette in New York state court.  The proceeding was removed to New York federal district court on January 16, 2013, and on February 27, 2013, SBAV LP filed an Amended Complaint. On July 10, 2013, the New York federal district court granted the defendants’ motion to transfer the case to federal district court in Kentucky.  SBAV LP v. Porter Bancorp, et. al., Civ. Action 3:13-CV-710 (W.D.KY).  The Amended Complaint alleged a violation of the Kentucky Securities Act and negligent misrepresentation against all named defendants, and breach of contract against Porter Bancorp alone. The plaintiff sought damages in an amount in excess of $4,500,000, or the difference between the $5,000,016 purchase price and the value of the securities when tendered by the plaintiff, plus interest at the applicable statutory rate, costs and reasonable attorneys’ fees.   We and other defendants disputed the material factual allegations made in the Amended Complaint, and on September 13, 2013, filed a motion to dismiss all claims in the complaint for pleading failures and for failure to state a claim upon which relief may be granted. On March 25, 2014, the judge ruled that SBAV had failed to state a claim against the Bank and dismissed the Bank from the case. On November 2, 2015, the parties agreed to settle the litigation and executed a confidential written settlement agreement. The settlement of this litigation did not materially exceed amounts accrued or have a material adverse effect on the Company’s financial condition or results of operations.

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

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank's responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. A settlement conference was held November 19, 2015, at which the parties agreed to the terms of a settlement subject to final documentation. The settlement of this litigation is not expected to materially exceed amounts accrued or to have a material adverse effect on the Company’s financial condition or results of operation.

United States Department of Justice Investigation. On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that the Bank was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud.  The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of Preferred Shares from the Company in November 2008.  The Bank will respond to and cooperate with any requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, we believe that our disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed with the SEC within the required time periods as of the end of the period covered by this report.

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ John T. Taylor
John T. Taylor
President and Chief Executive Officer

/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2016, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2016, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2016, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2016, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2016, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013
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

PORTER BANCORP, INC.

March 25, 2016	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	March 25, 2016
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	March 25, 2016
Phillip W. Barnhouse

/s/ W. Glenn Hogan	Director	March 25, 2016
W. Glenn Hogan

/s/ Michael T. Levy	Director	March 25, 2016
Michael T. Levy

/s/ Bradford T. Ray	Director	March 25, 2016
Bradford T. Ray

/s/ N. Marc Satterthwaite	Director	March 25, 2016
N. Marc Satterthwaite

/s/ W. Kirk Wycoff	Director	March 25, 2016
W. Kirk Wycoff

/s/ James M. Parsons	Director	March 25, 2016
James M. Parsons

/s/ Dr. Edmond J. Seifried	Director	March 25, 2016
Dr. Edmond J. Seifried

EXHIBIT INDEX

Exhibit No. (1)	Description
3.1	Amended and Restated Articles of Incorporation, dated March 2, 2015. Exhibit 3.1 to Form 8-K filed March 2, 2015 is incorporated by reference.

3.2	Amendment dated September 23, 2015 to Amended and Restated Articles of Incorporation. Exhibit 3.1 to Form 8-K filed September 23, 2015 is incorporated by reference.

3.3

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

10.7

Consent Order with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated November 12, 2015. Exhibit 10.3 to Form 10-Q filed November 12, 2015 is incorporated by reference.

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

10.13	Form of Exchange Agreement dated November 19, 2014, between Porter Bancorp, Inc. and holders of Series A Preferred Stock. Exhibit 10.1 to Form 8-K filed November 24, 2014 is incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm

Exhibit No. (1)	Description
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.