Form 10-Q
period 2016-03-31
Porter Bancorp, Inc.
filed 2016-05-05
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

22,986,177 Common Shares and 7,958,000 Non-Voting Common Shares, no par value, were outstanding at April 30, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2016 and December 31, 2015

Unaudited Consolidated Statements of Income for the three months ended March 31, 2016 and 2015

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2016

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$8,097	$8,006
Interest bearing deposits in banks	72,209	85,329
Cash and cash equivalents	80,306	93,335
Securities available for sale	141,525	144,978
Securities held to maturity (fair value of $44,683 and $44,253, respectively)	42,011	42,075
Loans held for sale	113	186
Loans, net of allowance of $11,340 and $12,041, respectively	608,487	606,625
Premises and equipment, net	18,751	18,812
Other real estate owned	17,861	19,214
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	14,531	9,441
Accrued interest receivable and other assets	7,251	6,733
Total assets	$938,159	$948,722

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$120,302	$120,043
Interest bearing	745,311	757,954
Total deposits	865,613	877,997
Federal Home Loan Bank advances	2,932	3,081
Accrued interest payable and other liabilities	10,181	10,577
Subordinated capital note	3,825	4,050
Junior subordinated debentures	21,000	21,000
Total liabilities	903,551	916,705
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 20,086,177 and 20,089,533 voting, and 6,858,000 and 6,858,000 non-voting shares issued and outstanding, respectively	120,699	120,699
Additional paid-in capital	23,727	23,654
Retained deficit	(109,328)	(110,808)
Accumulated other comprehensive loss	(3,261)	(4,299)
Total common stockholders’ equity	31,837	29,246
Total stockholders' equity	34,608	32,017
Total liabilities and stockholders’ equity	$938,159	$948,722

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$7,882	$7,755
Taxable securities	989	1,126
Tax exempt securities	164	203
Federal funds sold and other	150	119
	9,185	9,203
Interest expense
Deposits	1,308	1,692
Junior subordinated debentures	168	152
Subordinated capital note	39	42
Federal Home Loan Bank advances	19	27
Federal funds purchased and other	—	—
	1,534	1,913
Net interest income	7,651	7,290
Provision (negative position) for loan losses	(550)	—
Net interest income after provision for loan losses	8,201	7,290

Non-interest income
Service charges on deposit accounts	429	409
Bank card interchange fees	202	203
Other real estate owned rental income	256	357
Net gain on sales of securities	203	1,497
Other	301	230
	1,391	2,696
Non-interest expense
Salaries and employee benefits	3,822	3,847
Occupancy and equipment	854	870
Professional fees	385	979
FDIC insurance	523	570
Data processing expense	297	304
State franchise and deposit tax	255	285
Other real estate owned expense	668	733
Loan collection expense	82	283
Other	1,205	1,521
	8,091	9,392
Income before income taxes	1,501	594
Income tax expense	21	—
Net income	1,480	594
Less:
Earnings allocated to participating securities	51	185
Net income attributable to common shareholders	$1,429	$409
Basic and diluted earnings per common share	$0.05	$0.02

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$1,480	$594
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,209	1,328
Amortization during period of net unrealized loss transferred to held to maturity	32	33
Reclassification adjustment for losses (gains) included in net income	(203)	(1,497)
Net unrealized gain/(loss) recognized in comprehensive income	1,038	(136)
Tax effect	—	—
Other comprehensive income (loss)	1,038	(136)

Comprehensive income	$2,518	$458

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2016

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre-hensive Income (Loss)	Total

Balances, January 1, 2016	20,089,533	6,858,000	26,947,533	6,198	4,304	$120,699	$1,644	$1,127	$23,654	$(110,808)	$(4,299)	$32,017
Issuance of unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(3,356)	—	(3,356)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	73	—	—	73
Net income	—	—	—	—	—	—	—	—	—	1,480	—	1,480
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,038	1,038
Balances, March 31, 2016	20,086,177	6,858,000	26,944,177	6,198	4,304	$120,699	$1,644	$1,127	$23,727	$(109,328)	$(3,261)	$34,608

See accompanying notes.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2016 and 2015

(dollars in thousands)

	2016	2015
Cash flows from operating activities
Net income	$1,480	$594
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	386	422
Provision (negative provision) for loan losses	(550)	—
Net amortization on securities	309	354
Stock-based compensation expense	73	49
Net loss (gain) on sales of loans held for sale	(17)	281
Loans originated for sale	(1,056)	(433)
Proceeds from sales of loans held for sale	1,146	9,078
Net (gain) loss on sales of other real estate owned	(55)	(3)
Net write-down of other real estate owned	500	300
Net realized gain on sales of investment securities	(203)	(1,497)
Earnings on bank owned life insurance, net of premium expense	(90)	(64)
Net change in accrued interest receivable and other assets	(617)	783
Net change in accrued interest payable and other liabilities	(396)	118
Net cash from operating activities	910	9,982

Cash flows from investing activities
Purchases of available for sale securities	(4,114)	(4,927)
Sales of available for sale securities	3,486	34,138
Maturities and prepayments of available for sale securities	5,077	5,358
Proceeds from sale of other real estate owned	1,349	2,629
Loan originations and payments, net	(1,802)	(8,618)
Purchases of premises and equipment, net	(177)	(63)
Purchase of bank owned life insurance	(5,000)	—
Net cash from investing activities	(1,181)	28,517

Cash flows from financing activities
Net change in deposits	(12,384)	3,668
Net change in repurchase agreements	—	(196)
Repayment of Federal Home Loan Bank advances	(149)	(17,155)
Advances from Federal Home Loan Bank	—	5,000
Repayment of subordinated capital note	(225)	(225)
Net cash from financing activities	(12,758)	(8,908)
Net change in cash and cash equivalents	(13,029)	29,591
Beginning cash and cash equivalents	93,335	80,180
Ending cash and cash equivalents	$80,306	$109,771

Supplemental cash flow information:
Interest paid	$4,205	$1,906
Income taxes paid (refunded)	21	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$441	$347

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

For the three months ended March 31, 2016, we reported net income of $1.5 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact has diminished as we have substantially reduced non-performing assets during recent periods. Non-performing loans were 1.79%, 2.28%, and 7.57% of total loans at March 31, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 3.09%, 3.51%, and 9.19% of total assets at March 31, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

In the fourth quarter of 2011 we began deferring interest payable on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. On April 15, 2016, we completed a private placement of 2.9 million common shares and 1.1 million non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of proceeds to pay all deferred interest payments, bringing our interest payments current through the second quarter of 2016. The remaining proceeds totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

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

Our Consent Order with the FDIC and KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of March 31, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.39% and 10.64%, respectively, both less than the minimum capital ratios required by the Consent Order. If the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Consent Order requires the Bank to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Continuing to increase capital through the issuance of senior debt, subordinated debt, and equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.
●	Executing on the sale of OREO and reinvestment in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $764,000 as of March 31, 2016, and were increased by approximately $2.2 million after the subsequent sale of common shares and non-voting common shares on April 15, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2016
Available for sale
U.S. Government and federal agency	$34,513	$321	$(98)	$34,736
Agency mortgage-backed: residential	99,935	1,570	(143)	101,362
State and municipal	3,270	67	—	3,337
Corporate bonds	2,325	—	(235)	2,090
Total available for sale	$140,043	$1,958	$(476)	$141,525

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,011	$2,672	$—	$44,683
Total held to maturity	$42,011	$2,672	$—	$44,683

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	102,135	907	(380)	102,662
State and municipal	6,555	306	—	6,861
Corporate bonds	2,321	—	(128)	2,193
Total available for sale	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,075	$2,178	$—	$44,253
Total held to maturity	$42,075	$2,178	$—	$44,253

Sales and calls of available for sale securities were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Proceeds	$3,486	$34,138
Gross gains	203	1,551
Gross losses	—	54

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$6,120	$5,941
One to five years	7,598	7,790
Five to ten years	26,390	26,432
Agency mortgage-backed: residential	99,935	101,362
Total	$140,043	$141,525

Held to maturity
One to five years	$17,012	$17,800
Five to ten years	23,950	25,723
Beyond ten years	1,049	1,160
Total	$42,011	$44,683

Securities pledged at March 31, 2016 and December 31, 2015 had carrying values of approximately $52.9 million and $68.0 million, respectively, and were pledged to secure public deposits.

At March 31, 2016 and December 31, 2015, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $17.6 million and $17.7 million, respectively.  Additionally, at March 31, 2016 and December 31, 2015, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.3 million at each period end. At March 31, 2016 and December 31, 2015, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2016
Available for sale
U.S. Government and federal agency	$3,812	$(18)	$10,410	$(80)	$14,222	$(98)
Agency mortgage-backed: residential	15,552	(143)	—	—	15,552	(143)
Corporate bonds	691	(76)	1,400	(159)	2,091	(235)
Total temporarily impaired	$20,055	$(237)	$11,810	$(239)	$31,865	$(476)

December 31, 2015
Available for sale
U.S. Government and federal agency	$7,058	$(44)	$14,527	$(331)	$21,585	$(375)
Agency mortgage-backed: residential	36,325	(271)	3,856	(109)	40,181	(380)
Corporate bonds	747	(18)	1,446	(110)	2,193	(128)
Total temporarily impaired	$44,130	$(333)	$19,829	$(550)	$63,959	$(883)

There were no held to maturity securities in an unrecognized loss position at March 31, 2016 or December 31, 2015.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition.  Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of March 31, 2016, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:	March 31,	December 31,
	2016	2015
	(in thousands)
Commercial	$83,743	$86,176
Commercial Real Estate:
Construction	34,631	33,154
Farmland	73,119	76,412
Nonfarm nonresidential	143,767	140,570
Residential Real Estate:
Multi-family	43,541	44,131
1-4 Family	197,983	201,478
Consumer	9,929	10,010
Agriculture	32,731	26,316
Other	383	419
Subtotal	619,827	618,666
Less: Allowance for loan losses	(11,340)	(12,041)
Loans, net	$608,487	$606,625

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Negative provision for loan losses	(199)	(375)	129	(33)	(65)	(7)	(550)
Loans charged off	(12)	(118)	(595)	(13)	–	(11)	(749)
Recoveries	35	263	165	39	79	17	598
Ending balance	$642	$6,763	$3,683	$115	$136	$1	$11,340

March 31, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Provision for loan losses	269	7	(384)	12	104	(8)	–
Loans charged off	(375)	(369)	(482)	(68)	(33)	–	(1,327)
Recoveries	106	111	300	26	1	16	560
Ending balance	$2,046	$10,680	$5,221	$244	$391	$15	$18,597

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$39	$425	$–	$–	$–	$464
Collectively evaluated for impairment	642	6,724	3,258	115	136	1	10,876
Total ending allowance balance	$642	$6,763	$3,683	$115	$136	$1	$11,340

Loans:
Loans individually evaluated for impairment	$864	$11,198	$14,089	$8	$77	$–	$26,236
Loans collectively evaluated for impairment	82,879	240,319	227,435	9,921	32,654	383	593,591
Total ending loans balance	$83,743	$251,517	$241,524	$9,929	$32,731	$383	$619,827

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

	As of March 31, 2016			Three Months Ended March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,176	$864	$—	$987	$1	$1
Commercial real estate:
Construction	277	261	—	261	3	—
Farmland	5,726	4,125	—	4,194	6	5
Nonfarm nonresidential	9,705	6,401	—	7,116	248	190
Residential real estate:
Multi-family	2,400	2,400	—	1,216	30	1
1-4 Family	7,977	5,834	—	8,795	58	6
Consumer	40	8	—	14	7	8
Agriculture	105	77	—	115	—	—
Other	—	—	—	—	—	—
Subtotal	27,406	19,970	—	22,698	353	211

With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	411	411	39	438	6	—
Residential real estate:
Multi-family	4,177	4,177	48	4,186	50	—
1-4 Family	1,678	1,678	377	1,684	20	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,266	6,266	464	6,308	76	—
Total	$33,672	$26,236	$464	$29,006	$429	$211

	As of December 31, 2015			Three Months Ended March 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,558	$1,112	$—	$1,821	$—	$—
Commercial real estate:
Construction	278	262	—	4,019	4	1
Farmland	6,004	4,263	—	4,804	23	23
Nonfarm nonresidential	11,256	7,829	—	22,920	65	—
Residential real estate:
Multi-family	32	32	—	40	—	—
1-4 Family	14,066	11,756	—	14,918	134	47
Consumer	118	20	—	27	—	—
Agriculture	260	152	—	247	—	—
Other	—	—	—	123	2	2
Subtotal	33,572	25,426	—	48,919	228	73
With An Allowance Recorded:
Commercial	—	—	—	29	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	157	—	—
Nonfarm nonresidential	574	465	43	8,535	6	—
Residential real estate:
Multi-family	4,195	4,195	57	4,258	47	—
1-4 Family	1,690	1,690	328	1,727	25	—
Consumer	—	—	—	20	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,459	6,350	428	14,726	78	—
Total	$40,031	$31,776	$428	$63,645	$306	$73

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2016 and December 31, 2015:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2016
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	261	—	261
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,593	—	5,593
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	6,577	—	6,577
1-4 Family
Rate reduction	2,436	—	2,436
Total TDRs	$14,867	$3,479	$18,346

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	262	—	262
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,637	50	5,687
Principal deferral	—	622	622
Residential Real Estate:
Multi-family
Rate reduction	4,195	—	4,195
1-4 Family
Rate reduction	7,346	—	7,346
Total TDRs	$17,440	$3,544	$20,984

At March 31, 2016 and December 31, 2015, 81% and 83%, respectively, of the Company’s TDRs were performing according to their modified terms.  The Company allocated $215,000 and $179,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2016, and December 31, 2015, respectively.  The Company has committed to lend no additional amounts as of March 31, 2016 and December 31, 2015 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three months ended March 31, 2016 or March 31, 2015. During the first three months of 2016 and 2015, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2016, and December 31, 2015:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(in thousands)

Commercial	$864	$1,112	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	4,125	4,263	—	—
Nonfarm nonresidential	1,219	2,657	—	—
Residential Real Estate:
Multi-family	—	32	—	—
1-4 Family	4,827	5,851	—	—
Consumer	7	20	—	—
Agriculture	77	152	—	—
Other	—	—	—	—
Total	$11,119	$14,087	$—	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2016
Commercial	$34	$—	$—	$864	$898
Commercial Real Estate:
Construction	128	—	—	—	128
Farmland	244	4	—	4,125	4,373
Nonfarm nonresidential	—	—	—	1,219	1,219
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,412	12	—	4,827	6,251
Consumer	11	9	—	7	26
Agriculture	—	37	—	77	114
Other	—	—	—	—	—
Total	$1,829	$62	$—	$11,119	$13,010

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2015
Commercial	$78	$—	$—	$1,112	$1,190
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	456	—	—	4,263	4,719
Nonfarm nonresidential	326	—	—	2,657	2,983
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	2,225	241	—	5,851	8,317
Consumer	41	—	—	20	61
Agriculture	7	—	—	152	159
Other	—	—	—	—	—
Total	$3,133	$241	$—	$14,087	$17,461

Credit Quality Indicators

We categorize all loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends.  Additionally, loans are analyzed regularly through our internal and external loan review processes. Borrower relationships in excess of $500,000 are routinely analyzed through our credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2016, and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2016
Commercial	$81,911	$436	$—	$1,396	$—	$83,743
Commercial Real Estate:
Construction	29,027	5,604	—	—	—	34,631
Farmland	62,573	4,829	—	5,717	—	73,119
Nonfarm nonresidential	117,964	22,017	1,317	2,469	—	143,767
Residential Real Estate:
Multi-family	32,648	6,988	—	3,905	—	43,541
1-4 Family	172,540	14,432	66	10,945	—	197,983
Consumer	9,356	436	—	137	—	9,929
Agriculture	28,049	4,523	—	159	—	32,731
Other	383	—	—	—	—	383
Total	$534,451	$59,265	$1,383	$24,728	$—	$619,827

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2015
Commercial	$81,570	$2,953	$—	$1,653	$—	$86,176
Commercial Real Estate:
Construction	27,603	5,289	—	262	—	33,154
Farmland	65,476	4,844	—	6,092	—	76,412
Nonfarm nonresidential	111,901	22,687	1,328	4,654	—	140,570
Residential Real Estate:
Multi-family	35,300	4,879	—	3,952	—	44,131
1-4 Family	164,490	17,636	67	19,285	—	201,478
Consumer	9,323	474	—	213	—	10,010
Agriculture	21,402	4,601	—	313	—	26,316
Other	419	—	—	—	—	419
Total	$517,484	$63,363	$1,395	$36,424	$—	$618,666

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2016	December 31, 2015
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$12,507	$12,749
Nonfarm nonresidential	5,802	6,967
Residential Real Estate:
1-4 Family	440	128
	18,749	19,844
Valuation allowance	(888)	(630)
	$17,861	$19,214

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$630	$1,066
Provision to allowance	500	300
Write-downs	(242)	(874)
Ending balance	$888	$492

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $601,000 and $934,000 at March 31, 2016 and December 31, 2015, respectively.

Net activity relating to other real estate owned during the three months ended March 31, 2016 and 2015 is as follows:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
OREO Activity
OREO as of January 1	$19,214	$46,197
Real estate acquired	441	347
Valuation adjustment write-downs	(500)	(300)
Net gain on sales	55	3
Proceeds from sales of properties	(1,349)	(2,629)
OREO as of March 31	$17,861	$43,618

OREO rental income totaled $256,000 and $357,000 for the three months ended March 31, 2016 and 2015 respectively.

Expenses related to other real estate owned include:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Net gain on sales	$(55)	$(3)
Provision to allowance	500	300
Operating expense	223	436
Total	$668	$733

 Note 6 – Deposits

The following table shows ending deposit balances by category as of:

	March 31, 2016	December 31, 2015
	(in thousands)
Non-interest bearing	$120,302	$120,043
Interest checking	96,465	97,515
Money market	134,684	125,935
Savings	35,197	34,677
Certificates of deposit	478,965	499,827
Total	$865,613	$877,997

Time deposits of $250,000 or more were $28.1 million and $28.4 million at March 31, 2016 and December 31, 2015, respectively.

Scheduled maturities of all time deposits at March 31, 2016 were as follows (in thousands):

Year 1	$359,138
Year 2	43,553
Year 3	12,751
Year 4	35,860
Year 5	27,663
$478,965

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.58% at March 31, 2016 and 2.65% at December 31, 2015	$2,932	$3,081

Each advance is payable based upon the terms of agreement, with a prepayment penalty.  New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2016 or 2015. The advances are collateralized by first mortgage loans.  The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2016, our additional borrowing capacity with the FHLB was $28.6 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are summarized below:

		Fair Value Measurements at March 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$34,736	$—	$34,736	$—
Agency mortgage-backed: residential	101,362	—	101,362	—
State and municipal	3,337	—	3,337	—
Corporate bonds	2,090	—	2,090	—
Total	$141,525	$—	$141,525	$—

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$33,262	$—	$33,262	$—
Agency mortgage-backed: residential	102,662	—	102,662	—
State and municipal	6,861	—	6,861	—
Corporate bonds	2,193	—	2,193	—
Total	$144,978	$—	$144,978	$—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended March 31, 2016 and 2015:

	Other Debt Securities
	2016	2015
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$658
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	7
Balance of recurring Level 3 assets at March 31	$—	$665

At March 31, 2015, our other debt security valuation was determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.0% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also considered the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults. This security was sold during 2015.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	91	—	—	91
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,301	—	—	1,301
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	11,914	—	—	11,914
Farmland	—	—	—	—
Nonfarm nonresidential	5,528	—	—	5,528
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	419	—	—	419

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	139	—	—	139
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,362	—	—	1,362
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	12,344	—	—	12,344
Farmland	—	—	—	—
Nonfarm nonresidential	6,746	—	—	6,746
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	124	—	—	124

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.8 million at March 31, 2016 with a valuation allowance of $383,000, resulting in an additional provision for loan losses of $46,000 for the three months ended March 31, 2016. Impaired loans had a carrying amount of $1.9 million with a valuation allowance of $131,000, and no additional provision for the three months ended March 31, 2015. At December 31, 2015, impaired loans had a carrying amount of $1.8 million, with a valuation allowance of $337,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $17.9 million as of March 31, 2016, compared with $43.6 million at March 31, 2015 and $19.2 million at December 31, 2015.  Fair value write-downs of $500,000 and $300,000 were recorded on OREO for the three months ended March 31, 2016 and 2015, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016:

		Valuation		Range (Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
	(in thousands)

Impaired loans – Residential real estate	$1,301	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$17,442	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)

		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

		Valuation		Range (Weighted
	Fair Value	Technique(s)	Unobservable Input(s)	Average)
	(in thousands)

Impaired loans – Residential real estate	$1,362	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$19,090	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)

		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$80,306	$67,398	$12,908	$—	$80,306
Securities available for sale	141,525	—	141,525	—	141,525
Securities held to maturity	42,011	—	44,683	—	44,683
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	113	—	113	—	113
Loans, net	608,487	—	—	615,391	615,391
Accrued interest receivable	3,034	—	1,030	2,004	3,034
Financial liabilities
Deposits	$865,613	$120,302	$734,190	$—	$854,492
Federal Home Loan Bank advances	2,932	—	2,980	—	2,980
Subordinated capital notes	3,825	—	—	3,726	3,726
Junior subordinated debentures	21,000	—	—	12,713	12,713
Accrued interest payable	2,936	—	385	2,551	2,936

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$93,335	$79,498	$13,837	$—	$93,335
Securities available for sale	144,978	—	144,978	—	144,978
Securities held to maturity	42,075	—	44,253	—	44,253
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	186	—	186	—	186
Loans, net	606,625	—	—	614,162	614,162
Accrued interest receivable	3,116	—	1,111	2,005	3,116
Financial liabilities
Deposits	$877,997	$120,043	$739,152	$—	$859,195
Federal Home Loan Bank advances	3,081	—	3,076	—	3,076
Subordinated capital notes	4,050	—	—	3,933	3,933
Junior subordinated debentures	21,000	—	—	12,810	12,810
Accrued interest payable	2,805	—	422	2,383	2,805

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

(f) Other Borrowings

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

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$38,469	$38,085
Allowance for loan losses	3,969	4,214
Other real estate owned write-down	6,991	7,619
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	671	671
Net unrealized loss on securities	—	166
New market tax credit carry-forward	208	208
Nonaccrual loan interest	525	549
Other	1,958	1,875
	53,483	54,079

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	207	176
Net unrealized gain on securities	197	—
Other	854	865
	2,186	1,969
Net deferred tax assets before valuation allowance	51,297	52,110
Valuation allowance	(51,297)	(52,110)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of March 31, 2016.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2016 or March 31, 2015 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, we adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights will expire upon the earlier of (i) June 29, 2018, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

On September 23, 2015, our shareholders approved an amendment to the Company’s articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of our common shares that could result in an ownership change under Section 382. The transfer restrictions will expire on the earlier of (i) September 23, 2018, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if our Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of our NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2012.

Note 10 – Stock Plans and Stock Based Compensation

The Company has two stock incentive plans. The Porter Bancorp, Inc. 2006 Stock Incentive Plan (“2006 Employee Plan”) permits the issuance of up to 1,563,050 common shares upon the grant of stock awards.  As of March 31, 2016, the Company had issued and outstanding 917,541 unvested shares net of forfeitures and vesting under the stock incentive plan. Shares issued under the plan vest annually on the anniversary date of the grant over three to ten years. The Company had 307,156 shares remaining available for issue under the 2006 Employee Plan when it expired by its terms on February 23, 2013, the tenth anniversary of its adoption.

The Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan (“2006 Director Plan”) permits the issuance of up to 700,000 shares of the Company’s voting common stock upon the grant of stock awards. The 2006 Director Plan awards restricted shares having a fair market value of $25,000 annually to each non-employee director. Unvested shares are granted automatically under the plan at fair market value on the date of grant and vest on December 31 in the year of grant. To date during 2016, the Company has not issued any shares to non-employee directors. At March 31, 2016, 185,774 shares remained available for issuance under this plan.

The Board of Directors is submitting a proposal to adopt a new 2016 Omnibus Equity Compensation Plan for shareholder approval at the Company’s 2016 annual meeting on May 25, 2016. For administrative convenience, the proposal would authorize a single stock-based incentive plan authorizing a total of 489,366 shares for future equity awards to both employees and directors of the Company and the Bank. This number represents the combined number of shares previously authorized by shareholders and available for issuance under the two 2006 Plans. If the 2016 Plan is approved, the 2006 Director Plan would be terminated.

On December 4, 2014, the U.S. Treasury sold our Series A preferred shares at a discount to face amount. As a result, restricted shares previously granted to senior executives became subject to permanent transfer restrictions.  On March 25, 2015, the Compensation Committee modified the equity compensation arrangements with our four named executive officers to restore the incentive that was intended by including equity grants in their employment agreements.  The Compensation Committee and our four named executive officers mutually agreed to terminate 538,479 restricted shares that were subject to permanent restrictions on transfer.  We then awarded 800,000 new service-based restricted shares to those executive officers. The new awards are accounted for as a modification and vest over four years, with one-third of the shares vesting on each of the second, third and fourth anniversaries of the date of grant.  The modification resulted in incremental compensation expense of approximately $233,000, which is being amortized in accordance with the vesting schedule.

The Company recorded $73,000 and $49,000 of stock-based compensation during the first three months of 2016 and 2015, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	922,419	$0.96	770,440	$1.33
Granted	—	—	800,000	0.89
Vested	(1,522)	21.87	(165,185)	1.50
Terminated	—	—	(450,994)	1.25
Forfeited	(3,356)	1.35	(31,842)	1.13
Outstanding, ending	917,541	$0.93	922,419	$0.96

The following table summarizes unvested share activity as of and for the periods indicated for the Non-Employee Directors Stock Ownership Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	—	$—	5,052	$1.65
Granted	—	—	115,740	1.08
Vested	—	—	(120,792)	1.10
Forfeited	—	—	—	—
Outstanding, ending	—	$—	—	$—

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2016 and beyond is estimated as follows (in thousands):

April 2016 – December 2016	$175
2017	156
2018	149
2019 & thereafter	—

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except share and per share data)

Net income	$1,480	$594
Less:
Earnings allocated to unvested shares	51	21
Earnings attributable to participating preferred shares	—	164
Net income attributable to common shareholders, basic and diluted	$1,429	$409

Basic
Weighted average common shares including unvested common shares outstanding	26,945,307	25,419,523
Less:
Weighted average unvested common shares	919,980	918,393
Weighted average Series B preferred shares	—	2,702,400
Weighted average Series D preferred shares	—	4,305,333
Weighted average common shares outstanding	26,025,327	17,493,397
Basic income per common share	$0.05	$0.02

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—
Weighted average common shares and potential common shares	26,025,327	17,493,397
Diluted income per common share	$0.05	$0.02

The Company had no outstanding stock options at March 31, 2016 or 2015.  A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at March 31, 2016 and 2015 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at March 31, 2015, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. The 650,544 warrants outstanding as of March 31, 2015 expired in September 2015.

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

In its Consent Order with the FDIC and the KDFI, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order is described in greater detail in Note 2 – “Going Concern and Future Plans”. As of December 31, 2015, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. The Bank cannot be considered well-capitalized while subject to the Consent Order. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis. In the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on subordinated debentures or trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2016:
Total risk-based capital (to risk-weighted assets)
Consolidated	$69,981	10.46%	$53,537	8.00%
Bank	71,108	10.64	53,479	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	34,883	5.21	30,114	4.50
Bank	59,790	8.94	30,082	4.50
Tier I capital (to risk-weighted assets)
Consolidated	47,068	7.03	40,152	6.00
Bank	59,790	8.94	40,109	6.00
Tier I capital (to average assets)
Consolidated	47,068	5.03	37,434	4.00
Bank	59,790	6.39	37,406	4.00

	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,530	10.46%	$52,436	8.00%
Bank	69,250	10.58	52,347	8.00
Total common equity Tier 1risk-based capital (to risk weighted assets)
Consolidated	$33,368	5.09%	$29,495	4.50%
Bank	57,873	8.84	29,445	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,174	6.89	39,327	6.00
Bank	57,873	8.84	39,260	6.00
Tier I capital (to average assets)
Consolidated	45,174	4.74	38,131	4.00
Bank	57,873	6.08	38,085	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of March 31, 2016		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$71,108	10.64%	$80,218	12.00%
Tier I capital to average assets	59,790	6.39	84,164	9.00

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company until the Consent Order is satisfied.

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

Note 14 – Subsequent Events

On April 15, 2016, the Company completed a private placement of common stock to accredited investors. In the transaction, the Company issued 2.9 million common shares and 1.1 million non-voting common shares resulting in total proceeds of $5.0 million. Approximately $2.8 million of the proceeds were directed by investors to make interest payments and bring current the Company’s trust preferred securities which had been in deferral since 2011. The balance of the proceeds will be used for general corporate purposes and to support the Bank.

Among the accredited investors participating in the transaction were John T. Taylor, our CEO, and Directors Bradford T. Ray and James M. Parsons. After the transaction, the Company had issued and outstanding 22,986,177 common shares and 7,958,000 non-voting common shares.

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

●	We continue to hold and acquire a significant amount of other real estate owned ("OREO") properties, which could increase operating expenses and result in future losses.

●	Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses.

●

Our ability to pay cash dividends on our common and preferred shares and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying interest on our trust preferred securities could adversely affect our common and preferred shareholders.

●

While we believe our provision for legal contingencies is adequate, the outcome of legal proceedings is difficult to predict and we may settle legal claims or be subject to judgments for amounts that exceed our estimates.

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2015 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the tenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of March 31, 2016, we had total assets of $938.2 million, total loans of $619.8 million, total deposits of $865.6 million and stockholders’ equity of $34.6 million.

The Company reported net income of $1.5 million for the three months ended March 31, 2016, compared with $594,000 for the first quarter of 2015.  After deductions for earnings allocated to participating securities, net income attributable to common shareholders was $1.4 million for the three months ended March 31, 2016, compared with $409,000 for the three months ended March 31, 2015. Basic and diluted net income per common share were $0.05 for the three months ended March 31, 2016 compared with $0.02 for the three months ended March 31, 2015.

We note the following significant items during the three months ended March 31, 2016:

●	We recorded negative provision for loan losses expense of $550,000 in the first quarter of 2016, compared to no provision for loan losses expense in the first quarter of 2015, because of declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $151,000 for the first quarter of 2016, compared to $767,000 for the first quarter of 2015. In the following paragraphs we discuss our improving trends in non-performing loans, past due loans, and loan risk categories during the period, the factors that led to the negative provision expense.

●

Non-performing loans decreased $3.0 million to $11.1 million at March 31, 2016, compared with $14.1 million at December 31, 2015. The decrease in non-performing loans was primarily due to $2.7 million in paydowns, as well as a decrease in loans moved to nonaccrual during the quarter compared to the previous quarter.

●

Loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $1.8 million at March 31, 2016, and loans past due 60-89 days decreased from $241,000 at December 31, 2015 to $62,000 at March 31, 2016. Total loans past due and nonaccrual loans decreased to $13.0 million at March 31, 2016, from $17.5 million at December 31, 2015.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2015. Pass loans represent 86.2% of the portfolio at March 31, 2016, compared to 83.6% at December 31, 2015. During the three months ended March 31, 2016, the pass category increased approximately $17.0 million, the watch category declined approximately $4.1 million, the special mention category declined approximately $12,000, and the substandard category declined approximately $11.7 million. The $11.7 million decrease in loans classified as substandard was primarily driven by $5.8 million in principal payments received and $6.3 million in loans upgraded from substandard during the three months ended March 31, 2016.

●	Foreclosed properties were $17.9 million at March 31, 2016, compared with $19.2 million at December 31, 2015, and $43.6 million at March 31, 2015. During the first three months of 2016, the Company acquired $441,000 and sold $1.3 million of OREO. We incurred OREO losses totaling $445,000 in the first quarter of 2016 compared to $297,000 in the first quarter of 2015, reflecting gains and losses on sales and fair value write-downs for reductions in listing prices for certain properties and updated appraisals.

●	Our ratio of non-performing assets to total assets decreased to 3.09% at March 31, 2016, compared with 3.51% at December 31, 2015, and 7.94% at March 31, 2015.

●

Net interest margin increased 32 basis points to 3.53% in the first three months of 2016 compared with 3.21% in the first three months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.03% for the first three months of 2015 to 4.23% for the first three months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.91% in the first quarter of 2015 to 0.79% in the first quarter of 2016.

●	Average loans receivable declined approximately $22.9 million or 3.6% to 620.1 million for the quarter ended March 31, 2016, compared with $643.0 million for the first quarter of 2015. This resulted in an in interest revenue volume decline of approximately $282,000 which was offset by interest recoveries and rate improvements aggregating $409,000 for the quarter ended March 31, 2016, compared with the first quarter of 2015. The decrease in the cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates and the declining volume of certificates of deposit.

●	Non-interest income decreased $1.3 million to $1.4 million for the first quarter of 2016, compared with $2.7 million for the first quarter of 2015. The decrease was driven primarily by gains on the sales of securities totaling $203,000 in the first quarter of 2016, compared to $1.5 million in the first quarter of 2015. Non-interest expense decreased $1.3 million to $8.1 million for the first quarter of 2016 compared with $9.4 million for the first quarter of 2015, primarily due to professional fees totaling $385,000 in the first quarter of 2016, compared to $979,000 in the first quarter of 2015 as well as lower loan collection expenses.

●	Deposits decreased 1.4% to $865.6 million at March 31, 2016, compared with $878.0 million at December 31, 2015. Certificate of deposit balances decreased $20.9 million during the first three months of 2016 to $479.0 million at March 31, 2016, from $499.8 million at December 31, 2015. Money market deposits increased 6.9% at March 31, 2016 compared with December 31, 2015.

Going Concern Considerations and Future Plans

As described in Note 2 – “Going Concern Considerations and Future Plans,” our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.

For the three months ended March 31, 2016, we reported net income of $1.5 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact has diminished as we have substantially reduced our non-performing assets during recent periods. Non-performing loans were 1.79%, 2.28%, and 7.57% of total loans at March 31, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 3.09%, 3.51%, and 9.19% of total assets at March 31, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

In the fourth quarter of 2011 we began deferring interest payable on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. On April 15, 2016, we completed the private placement of 2.9 million common shares and 1.1 million non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of proceeds to pay all deferred interest payments, bringing our interest payments current through the second quarter of 2016. The remaining proceeds totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

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

Our Consent Order with the FDIC and KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of March 31, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.39% and 10.64%, respectively, both less than the minimum capital ratios required by the Consent Order. If the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Consent Order requires the Bank to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Continuing to increase capital through the issuance of senior debt, subordinated debt, and equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.
●	Executing on the sale of OREO and reinvestment in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $764,000 at March 31, 2016 and were increased by approximately $2.2 million after the sale of common shares and non-voting common shares on April 15, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2015. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2016, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2016, compared with the same period of 2015:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)

Gross interest income	$9,185	$9,203	$(18)	(0.2)%
Gross interest expense	1,534	1,913	(379)	(19.8)
Net interest income	7,651	7,290	361	5.0
Provision (negative provision) for loan losses	(550)	—	(550)	100.0
Non-interest income	1,391	2,696	(1,305)	(48.4)
Non-interest expense	8,091	9,392	(1,301)	(13.9)
Net income before taxes	1,501	594	907	152.7
Income tax expense	21	—	21	100.0
Net income	1,480	594	886	149.2

Net income for the three months ended March 31, 2016 totaled $1.5 million, compared with $594,000 for the comparable period of 2015. Net interest income increased $361,000 from the 2015 first quarter as a result of a decrease in earning assets, offset by an increase in net interest margin. Net interest margin increased 32 basis points to 3.53% in the first three months of 2016 compared with 3.21% in the first three months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.03% for the first three months of 2015 to 4.23% for the first three months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.91% in the first quarter of 2015 to 0.79% in the first quarter of 2016. Average earning assets decreased from $936.0 million for the first quarter of 2015 to $881.6 for the first quarter of 2016. Non-interest income decreased by $1.3 million to $1.4 million from $2.7 million in the first quarter of 2015 primarily due to a decrease in gains on sales of securities of $1.3 million. Non-interest expense decreased from $9.4 million in the first quarter of 2015 to $8.1 million in the first quarter of 2016 primarily due to decreased professional fees of $594,000, a $201,000 decline in loan collection expenses, and a decline in other expenses.

Net Interest Income – Our net interest income was $7.7 million for the three months ended March 31, 2016, an increase of $361,000, or 5.0%, compared with $7.3 million for the same period in 2015.  Net interest spread and margin were 3.44% and 3.53%, respectively, for the first quarter of 2016, compared with 3.12% and 3.21%, respectively, for the first quarter of 2015. Net average non-accrual loans were $13.1 million and $43.6 million for the first quarters of 2016 and 2015, respectively.

Average loans receivable declined approximately $22.9 million for the first quarter of 2016 compared with the first quarter of 2015.  This resulted in an in interest revenue volume decline of approximately $282,000 which was offset by interest recoveries and rate improvements aggregating $409,000 for the quarter ended March 31, 2016 compared with the prior year period. Interest foregone on non-accrual loans totaled $215,000 in the first quarter of 2016, compared with $240,000 in the fourth quarter of 2015, and $601,000 in the first quarter of 2015.

Net interest margin increased 32 basis points from our margin of 3.21% in the prior year first quarter to 3.53% for the first quarter of 2016.  The yield on earning assets increased 20 basis points and rates paid on interest-bearing liabilities declined 12 basis points from the first quarter of 2015. The reduction in the cost of interest bearing liabilities was primarily driven by declines in the average rates paid on and volume declines in certificates of deposit between periods.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$620,077	$7,882	5.11%	$642,959	$7,755	4.89%
Securities
Taxable	161,459	989	2.46	178,723	1,126	2.56
Tax-exempt (3)	22,052	164	4.60	26,756	203	4.73
FHLB stock	7,323	74	4.06	7,323	74	4.10
Federal funds sold and other	70,724	76	0.43	80,276	45	0.23
Total interest-earning assets	881,635	9,185	4.23%	936,037	9,203	4.03%
Less: Allowance for loan losses	(12,033)			(19,264)
Non-interest earning assets	67,776			94,788
Total assets	$937,378			$1,011,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$488,523	$1,069	0.88%	$588,907	$1,496	1.03%
NOW and money market deposits	228,226	223	0.39	194,129	176	0.37
Savings accounts	34,656	16	0.19	36,456	20	0.22
Repurchase agreements	—	—	—	1,029	—	—
FHLB advances	2,985	19	2.56	3,954	27	2.77
Junior subordinated debentures	25,048	207	3.32	29,948	194	2.63
Total interest-bearing liabilities	779,438	1,534	0.79%	854,423	1,913	0.91%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	113,720			112,206
Other liabilities	10,674			10,961
Total liabilities	903,832			977,590
Stockholders’ equity	33,546			33,971
Total liabilities and stockholders’ equity	$937,378			$1,011,561

Net interest income		$7,651			$7,290

Net interest spread			3.44%			3.12%

Net interest margin			3.53%			3.21%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $13.1 million and $43.6 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2016 vs. 2015
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$409	$(282)	$127
Securities	(37)	(139)	(176)
FHLB stock	—	—	—
Federal funds sold and other	37	(6)	31
Total increase (decrease) in interest income	409	(427)	(18)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(191)	(236)	(427)
NOW and money market accounts	15	32	47
Savings accounts	(3)	(1)	(4)
Federal funds purchased and repurchased agreements	—	—	—
FHLB advances	(2)	(6)	(8)
Junior subordinated debentures	48	(35)	13
Total decrease in interest expense	(133)	(246)	(379)
Increase (decrease) in net interest income	$542	$(181)	$361

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2016 and 2015:

	For the Three Months
	Ended March 31,
	2016	2015
	(in thousands)

Service charges on deposit accounts	$429	$409
Bank card interchange fees	202	203
Other real estate owned rental income	256	357
Net gain on sales of securities	203	1,497
Other	301	230
Total non-interest income	$1,391	$2,696

Non-interest income for the first quarter of 2016 decreased by $1.3 million, or 48.4%, compared with the first quarter of 2015. The decrease in non-interest income was primarily driven by gains on sales of securities totaling $203,000 in the first quarter of 2016, compared to $1.5 million in the first quarter of 2015, and decreased OREO income totaling $256,000 in the first quarter of 2016 compared to $357,000 in the first quarter of 2015.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2016 and 2015:

	For the Three Months
	Ended March 31,
	2016	2015
	(in thousands)

Salary and employee benefits	$3,822	$3,847
Occupancy and equipment	854	870
Professional fees	385	979
FDIC insurance	523	570
Data processing expense	297	304
State franchise and deposit tax	255	285
Other real estate owned expense	668	733
Loan collection expense	82	283
Other	1,205	1,521
Total non-interest expense	$8,091	$9,392

Non-interest expense for the first quarter ended March 31, 2016 decreased $1.3 million, or 13.9%, compared with the first quarter of 2015. This decrease from the first quarter of 2015 was primarily due to a decrease in professional fees of $594,000 as well as a decreases in loan collection expenses.

Income Tax Expense

Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months
	Ended March 21,
	2016	2015
	(in thousands)

Federal statutory rate times financial statement income	$525	$208
Effect of:
Valuation allowance	(450)	(294)
Tax-exempt income	(56)	(70)
Non-taxable life insurance income	(33)	(24)
Other, net	35	180
Total	$21	$—

Analysis of Financial Condition

Total assets decreased $10.6 million, or 1.1%, to $938.2 million at March 31, 2016, from $948.7 million at December 31, 2015.  This decrease was primarily attributable to a decrease in cash and cash equivalents of $13.0 million, a decrease in securities available for sale of $3.5 million, and a decrease in OREO of $1.4 million, offset by an increase in bank owned life insurance of $5.1 million and an increase of $1.9 million in net loans receivable.

Loans Receivable – Loans receivable increased $1.2 million, or 0.2%, during the three months ended March 31, 2016 to $619.8 million. Loans were relatively flat over the period as new loan funding slightly outpaced paydowns.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $62.1 million at March 31, 2016 and $59.1 million at December 31, 2015.

	As of March 31,		As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$83,743	13.52%	$86,176	13.93%
Commercial Real Estate
Construction	34,631	5.59	33,154	5.36
Farmland	73,119	11.80	76,412	12.35
Nonfarm nonresidential	143,767	23.19	140,570	22.72
Residential Real Estate
Multi-family	43,541	7.02	44,131	7.13
1-4 Family	197,983	31.94	201,478	32.57
Consumer	9,929	1.60	10,010	1.62
Agriculture	32,731	5.28	26,316	4.25
Other	383	0.06	419	0.07
Total loans	$619,827	100.00%	$618,666	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2016		December 31, 2015
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$534,451	86.2%	$517,484	83.7%
Watch	59,265	9.6	63,363	10.2
Special Mention	1,383	0.2	1,395	0.2
Substandard	24,728	4.0	36,424	5.9
Doubtful	—	—	—	—
Total	$619,827	100.0%	$618,666	100.0%

Our loans receivable have increased $1.2 million, or 0.2%, during the three months ended March 31, 2016. All loan risk categories have decreased since December 31, 2015, with the exception of pass loans. The pass category increased approximately $17.0 million, the watch category decreased approximately $4.1 million, the special mention category declined approximately $12,000, and the substandard category declined approximately $11.7 million. The $11.7 million decrease in loans classified as substandard was primarily driven by $6.3 million in loans upgraded from substandard, $5.8 million in principal payments received, $441,000 in migration to OREO, and $686,000 in charge-offs, offset by $1.5 million in loans moved to substandard during the quarter.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2016	December 31, 2015
	(in thousands)
Past Due Loans:
30-59 Days	$1,829	$3,133
60-89 Days	62	241
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,891	3,374

Nonaccrual Loans	11,119	14,087
Total Past Due and Nonaccrual Loans	$13,010	$17,461

During the three months ended March 31, 2016, nonaccrual loans decreased by $3.0 million to $11.1 million. This decrease was due primarily to $2.7 million in paydowns and $644,000 in charge downs, offset by $913,000 in loans moved to nonaccrual status. During the three months ended March 31, 2016, loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $1.8 million at March 31, 2016.  Loans past due 60-89 days decreased from $241,000 at December 31, 2015 to $62,000 at March 31, 2016. This represents a $1.5 million increase from December 31, 2015 to March 31, 2016, in loans past due 30-89 days.  We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$—
Nonaccrual loans	11,119	14,087
Total non-performing loans	11,119	14,087
Real estate acquired through foreclosure	17,861	19,214
Other repossessed assets	—	—
Total non-performing assets	$28,980	$33,301

Non-performing loans to total loans	1.79%	2.28%
Non-performing assets to total assets	3.09%	3.51%
Allowance for non-performing loans	$245	$295
Allowance for non-performing loans to non-performing loans	2.20%	2.09%

Nonperforming loans at March 31, 2016, were $11.1 million, or 1.79% of total loans, compared with $14.1 million, or 2.28% of total loans at December 31, 2015, and $36.5 million, or 5.77% of total loans at March 31, 2015. Net loan charge-offs in the first three months of 2016 totaled $151,000 compared to $767,000 for the first three months of 2015.

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

At March 31, 2016, we had 29 restructured loans totaling $18.3 million with borrowers who experienced deterioration in financial condition compared with 30 loans totaling $21.0 million at December 31, 2015. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties.  Of these loans, three loans totaling approximately $3.4 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland.  Restructured loans also include $507,000 of commercial loans. At March 31, 2016, $14.9 million of our restructured loans were accruing and $3.5 million were on nonaccrual compared with $17.4 million and $3.5 million, respectively, at December 31, 2015. There were no new TDRs during the first three months of 2016 or 2015. During the three months ended March 31, 2016, TDRs were reduced as a result of $2.6 million in payments.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	March 31, 2016	December 31, 2015
	(dollars in thousands)

Total non-performing loans	$11,119	$14,087
TDRs on accrual	14,867	17,440
Total non-performing loans and TDRs on accrual	$25,986	$31,527
Real estate acquired through foreclosure	17,861	19,214
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$43,847	$50,741

Total non-performing loans and TDRs on accrual to total loans	4.19%	5.10%
Total non-performing assets and TDRs on accrual to total assets	4.67%	5.35%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2016 and 2015, and for the year ended December 31, 2015 follows:

	Three Months Ended March 31,		Year Ended December 31,
	2016	2015	2015
	(dollars in thousands)
Balances at beginning of period	$12,041	$19,364	$19,364

Loans charged-off:
Real estate	713	851	5,050
Commercial	12	375	696
Consumer	13	68	268
Agriculture	—	33	118
Other	11	—	—
Total charge-offs	749	1,327	6,132

Recoveries:
Real estate	428	411	2,338
Commercial	35	106	723
Consumer	39	26	240
Agriculture	79	1	8
Other	17	16	—
Total recoveries	598	560	3,309
Net charge-offs	151	767	2,823
Provision (negative provision) for loan losses	(550)	—	(4,500)
Balance at end of period	$11,340	$18,597	$12,041

Allowance for loan losses to period-end loans	1.83%	2.94%	1.95%
Net charge-offs to average loans	0.10%	0.48%	0.44%
Allowance for loan losses to non-performing loans	101.99%	50.93%	85.48%

Allowance for loan losses for loans individually evaluated for impairment	$464	$254	$428
Loans individually evaluated for impairment	26,236	55,299	31,776
Allowance for loan losses to loans individually evaluated for impairment	1.77%	0.46%	1.35%

Allowance for loan losses for loans collectively evaluated for impairment	$10,876	$18,343	$11,613
Loans collectively evaluated for impairment	593,591	577,129	586,890
Allowance for loan losses to loans collectively evaluated for impairment	1.83%	3.18%	1.98%

Our loan loss reserve, as a percentage of total loans at March 31, 2016, decreased to 1.83% from 1.95% at December 31, 2015 and from 2.94% at March 31, 2015. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, improved charge-off levels, and negative provision expense.  Our allowance for loan losses to non-performing loans was 101.99% at March 31, 2016, compared with 85.48% at December 31, 2015, and 50.93% at March 31, 2015. Net charge-offs in the first three months of 2016 totaled $151,000 compared to $767,000 in the first three months of 2015.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Commercial	$(23)	$(27)	$485
Commercial Real Estate	(145)	1,225	11,878
Residential Real Estate	430	1,487	3,339
Consumer	(26)	37	167
Agriculture	(79)	110	17
Other	(6)	(9)	(26)
Total net charge-offs	$151	$2,823	$15,860

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.20% at March 31, 2016 compared with 2.09% at December 31, 2015, and 2.14% at March 31, 2015. The increase in this ratio from December 31, 2015 to March 31, 2016 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$16,119	$16,232	$18,112	$19,983
Prior charge-offs	(4,921)	(2,143)	(5,293)	(2,310)

Recorded investment	11,198	14,089	12,819	17,673
Allocated allowance	(39)	(425)	(43)	(385)

Recorded investment, less allocated allowance	$11,159	$13,664	$12,776	$17,288

Recorded investment, less allocated allowance/ Unpaid principal balance	69.23%	84.18%	70.54%	86.51%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance were 69.23% and 84.18% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2016.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	March 31, 2016			December 31, 2015
	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$82,879	$642	0.77%	$85,064	$818	0.96%
Commercial real estate	240,319	6,724	2.80	237,317	6,950	2.93
Residential real estate:	227,435	3,258	1.43	227,936	3,599	1.58
Consumer	9,921	115	1.16	9,990	122	1.22
Agriculture	32,654	136	0.42	26,164	122	0.47
Other	383	1	0.26	419	2	0.48
Total	$593,591	$10,876	1.83%	$586,890	$11,613	1.98%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.83% at March 31, 2016 from 3.18% at March 31, 2015 and 1.98% at December 31, 2015. This decline was driven primarily by declining historical loss trends, the negative provision for loan losses, and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – A negative provision for loan losses of $550,000 was recorded for the first quarter of 2016, compared to no provision for loan losses for the first quarter of 2015. The negative provision for the first quarter of 2016 was driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. All loan risk categories have decreased since December 31, 2015, with the exception of pass loans. The pass category increased approximately $17.0 million, the watch category decreased approximately $4.1 million, the special mention category declined approximately $12,000, and the substandard category declined approximately $11.7 million. Net charge-offs were $151,000 for the three months ended March 31, 2016, compared with $767,000 for March 31, 2015. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2016 were $17.9 million compared with $43.6 million at March 31, 2015 and $19.2 million at December 31, 2015.  See “Note 5 - Other Real Estate Owned,” of the notes to the financial statements. During the first three months of 2016, we acquired $441,000 of OREO properties, and sold properties totaling approximately $1.3 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $668,000 for the three months ended March 31, 2016, compared with $733,000 for the same period of 2015. During the three months ended March 31, 2016, fair value write-downs of $500,000 were recorded to reflect declines in fair value driven by reductions in listing prices and new appraisals compared with $300,000 for the three months ended March 31, 2015.

Liabilities – Total liabilities at March 31, 2016 were $903.6 million compared with $916.7 million at December 31, 2015, a decrease of $13.2 million, or 1.4%. This decrease was primarily attributable to a decrease in deposits of $12.4 million from $878.0 million at December 31, 2015 to $865.6 million at March 31, 2016.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$113,720		$113,576
Interest checking	99,060	0.13%	88,814	0.13%
Money market	129,166	0.59	112,350	0.57
Savings	34,656	0.19	35,604	0.21
Certificates of deposit	488,523	0.88	557,441	0.96
Total deposits	$865,125	0.61%	$907,785	0.68%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$276,788	0.85%	$306,941	0.93%
$100,000 or more	211,735	0.91%	250,500	0.99%
Total	$488,523	0.88%	$557,441	0.96%

The following table shows at March 31, 2016 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$36,082
Three months through six months	49,897
Six months through twelve months	75,086
Over twelve months	48,256
Total	$209,321

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At March 31, 2016, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At March 31, 2016, we had an unused borrowing capacity with the FHLB of $28.6 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans. Any new advances are limited to a one year maturity or less.

We also have available, on a secured basis, federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future. However, the availability of these lines could be affected by our financial position. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

Capital

Stockholders’ equity increased $2.6 million to $34.6 million at March 31, 2016, compared with $32.0 million at December 31, 2015 due to current year net income of $1.5 million and an increase in the fair value of our available for sale securities portfolio of $1.0 million.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				March 31, 2016		December 31, 2015
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	6.0%	8.0%	N/A	7.03%	8.94%	6.89%	8.84%
Common equity Tier I capital	4.5	6.5	N/A	5.21	8.94	5.09	8.84
Total risk-based capital	8.0	10.0	12.0%	10.46	10.64	10.46	10.58
Tier 1 leverage ratio	4.0	5.0	9.0	5.03	6.39	4.74	6.08

Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios.  These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.  The phase-in of the capital conservation buffer requirement begins in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, the Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.66% at March 31, 2016, compared with an increase of 0.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.87% at March 31, 2016, compared with an increase of 1.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2016, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(241)	(0.87)%
+ 100 basis points	(183)	(0.66)
- 100 basis points	(1,244)	(4.50)
- 200 basis points	(2,990)	(10.82)

Item 4. Controls and Procedures

As of the end of the quarterly period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms as of such date.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are defendants in various legal proceedings.  Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Footnote 13, “Contingencies” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2015 Annual Report on Form 10-K. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Porter Bancorp, Inc. completed a sale of 4,000,000 common shares and nonvoting common shares in a private placement to accredited investors at 10:00 a.m. on April 15, 2016.  The purchase price was $1.25 per share.  The investors included John T. Taylor, the Company’s CEO and a director, and James M. Parsons and Bradford T. Ray, both directors.  On April 27, 2016, the NASDAQ Stock Exchange notified the Company that, as a result of the closing bid price of the Company’s common shares increasing from $1.22 per share on April 13, 2016 to $1.30 per share on April 14, 2016, on which date of a total of 2,847 the Company’s common shares traded, a violation of the NASDAQ Corporate Governance Rules had occurred. Specifically, the purchase of shares by three insiders in a private placement for less than the market price, defined as the closing bid price on the day preceding the signing of a stock purchase agreement, represents “equity compensation,” requiring prior approval of the Company’s shareholders pursuant to Listing Rule 5635(c).  To remedy the violation, Mr. Taylor, Mr. Parsons, and Mr. Ray each paid an additional $0.05 per share to the Company on May 3, 2016, increasing the effective purchase price for the 600,000 shares they collectively purchased to $1.30 per share, consistent with requirements of the NASDAQ rule. In a letter to the Company, dated May 5, 2016, NASDAQ stated that the Company has regained compliance with the Rule and this matter is now closed.

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Porter Bancorp, Inc. 2016 Incentive Compensation Bonus Plan incorporated by reference in the Definitive Proxy Statement filed April 25, 2016.

10.2	Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 20, 2016).

10.3	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed April 20, 2016).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 5, 2016	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 5, 2016	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer