Form 10-Q
period 2016-06-30
Porter Bancorp, Inc.
filed 2016-08-04
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

23,156,969 Common Shares and 7,958,000 Non-Voting Common Shares, no par value, were outstanding at July 31, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2016 and December 31, 2015

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2016

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$8,289	$8,006
Interest bearing deposits in banks	49,313	85,329
Cash and cash equivalents	57,602	93,335
Securities available for sale	143,145	144,978
Securities held to maturity (fair value of $44,955 and $44,253, respectively)	41,948	42,075
Loans held for sale	—	186
Loans, net of allowance of $10,104 and $12,041, respectively	614,032	606,625
Premises and equipment, net	18,618	18,812
Other real estate owned	12,322	19,214
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	14,646	9,441
Accrued interest receivable and other assets	6,916	6,733
Total assets	$916,552	$948,722

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$117,843	$120,043
Interest bearing	722,248	757,954
Total deposits	840,091	877,997
Federal Home Loan Bank advances	2,775	3,081
Accrued interest payable and other liabilities	7,651	10,577
Subordinated capital note	3,600	4,050
Junior subordinated debentures	21,000	21,000
Total liabilities	875,117	916,705
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 23,160,302 and 20,089,533 voting, and 7,958,000 and 6,858,000 non-voting shares issued and outstanding, respectively	125,729	120,699
Additional paid-in capital	23,821	23,654
Retained deficit	(108,316)	(110,808)
Accumulated other comprehensive loss	(2,570)	(4,299)
Total common stockholders’ equity	38,664	29,246
Total stockholders' equity	41,435	32,017
Total liabilities and stockholders’ equity	$916,552	$948,722

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$7,455	$7,846	$15,337	$15,601
Taxable securities	950	1,010	1,939	2,136
Tax exempt securities	158	190	322	393
Fed funds sold and other	142	121	292	240
	8,705	9,167	17,890	18,370
Interest expense
Deposits	1,280	1,607	2,588	3,299
Federal Home Loan Bank advances	18	24	37	51
Subordinated capital note	38	41	77	83
Junior subordinated debentures	173	155	341	307
Federal funds purchased and other	—	1	—	1
	1,509	1,828	3,043	3,741
Net interest income	7,196	7,339	14,847	14,629
Provision (negative provision) for loan losses	(600)	—	(1,150)	—
Net interest income after provision for loan losses	7,796	7,339	15,997	14,629

Non-interest income
Service charges on deposit accounts	473	475	902	884
Bank card interchange fees	221	229	423	432
Other real estate owned rental income	149	372	405	729
Net gain on sales of securities	—	199	203	1,696
Other	309	290	610	520
	1,152	1,565	2,543	4,261
Non-interest expense
Salaries and employee benefits	3,857	4,028	7,679	7,875
Occupancy and equipment	808	828	1,662	1,698
Professional fees	492	714	877	1,693
FDIC Insurance	493	564	1,016	1,134
Data processing expense	295	278	592	582
State franchise and deposit tax	255	285	510	570
Other real estate owned expense	294	2,932	962	3,665
Loan collection expense	271	291	353	574
Other	1,171	1,114	2,376	2,635
	7,936	11,034	16,027	20,426
Income (loss) before income taxes	1,012	(2,130)	2,513	(1,536)
Income tax expense	—	—	21	—
Net income (loss)	1,012	(2,130)	2,492	(1,536)
Less:
Earnings (loss) allocated to participating securities	33	(91)	84	(269)
Net income (loss) available to common shareholders	$979	$(2,039)	$2,408	$(1,267)
Basic and diluted income (loss) per common share	$0.03	$(0.08)	$0.09	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,012	$(2,130)	$2,492	$(1,536)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	659	(1,762)	1,868	(433)
Amortization during the period of net unrealized loss transferred to held to maturity	32	32	64	64
Reclassification adjustment for gains included in net income	—	(199)	(203)	(1,696)
Net unrealized gain/(loss) recognized in comprehensive income	691	(1,929)	1,729	(2,065)
Tax effect	—	—	—	—
Other comprehensive income (loss)	691	(1,929)	1,729	(2,065)

Comprehensive income (loss)	$1,703	$(4,059)	$4,221	$(3,601)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2016

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non- Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balances, January 1, 2016	20,089,533	6,858,000	26,947,533	6,198	4,304	$120,699	$1,644	$1,127	$23,654	$(110,808)	$(4,299)	$32,017
Issuance of unvested stock	177,290	—	177,290	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(6,521)	—	(6,521)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	167	—	—	167
Net income	—	—	—	—	—	—	—	—	—	2,492	—	2,492
Net change in accumulated other comprehensive income (loss), net of taxes	—	—	—	—	—	—	—	—	—	—	1,729	1,729
Issuance of stock	2,900,000	1,100,000	4,000,000	—	—	5,030	—	—	—	—	—	5,030
Balances, June 30, 2016	23,160,302	7,958,000	31,118,302	6,198	4,304	$125,729	$1,644	$1,127	$23,821	$(108,316)	$(2,570)	$41,435

See accompanying notes.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2016 and 2015

(dollars in thousands)

	2016	2015
Cash flows from operating activities
Net income	$2,492	$(1,536)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	747	814
Provision (negative provision) for loan losses	(1,150)	—
Net amortization on securities	643	721
Stock-based compensation expense	167	181
Net loss (gain) on sales of loans held for sale	(29)	232
Loans originated for sale	(1,814)	(4,146)
Proceeds from sales of loans held for sale	2,029	4,075
Net (gain) loss on sales of other real estate owned	(169)	(43)
Net write-down of other real estate owned	650	2,630
Net realized gain on sales of available for sale securities	(203)	(1,696)
Earnings on bank owned life insurance, net of premium expense	(205)	(153)
Net change in accrued interest receivable and other assets	(384)	742
Net change in accrued interest payable and other liabilities	(127)	309
Net cash from operating activities	2,647	2,130

Cash flows from investing activities
Purchases of available for sale securities	(11,295)	(16,800)
Sales and calls of available for sale securities	3,721	44,110
Maturities and prepayments of available for sale securities	10,823	10,756
Proceeds from sale of other real estate owned	6,987	5,020
Proceeds from sales of loans not originated for sale	—	8,640
Loan originations and payments, net	(6,903)	(26,974)
Purchases of premises and equipment, net	(282)	(134)
Purchase of bank owned life insurance	(5,000)	—
Net cash from investing activities	(1,949)	24,618

Cash flows from financing activities
Net change in deposits	(37,906)	(22,690)
Net change in repurchase agreements	—	(76)
Repayment of Federal Home Loan Bank advances	(306)	(17,322)
Advances from Federal Home Loan Bank	—	5,000
Repayment of subordinated capital note	(450)	(450)
Issuance of common stock	2,231	—
Net cash from financing activities	(36,431)	(35,538)

Net change in cash and cash equivalents	(35,733)	(8,790)
Beginning cash and cash equivalents	93,335	80,180
Ending cash and cash equivalents	$57,602	$71,390

Supplemental cash flow information:
Interest paid	$2,627	$3,622
Income taxes paid	21	—
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors for junior subordinated debenture interest	$2,799	$—
Transfer from loans to other real estate	576	955

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.  A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

Adoption of New Accounting Standards – In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). This ASU is an update to ASU 2014-09, and delays the effective date of ASU 2014-09. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The largest impact will be on the allowance for loan and lease losses. The standard is effective for public companies for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

For the six months ended June 30, 2016, we reported net income of $2.5 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact continues to diminish as we have substantially reduced non-performing assets during recent periods. Non-performing loans were 1.86%, 2.28%, and 7.57% of total loans at June 30, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 2.61%, 3.51%, and 9.19% of total assets at June 30, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

On April 15, 2016, we completed a private placement of 2.9 million common shares and 1.1 million non-voting common shares to accredited investors for a total purchase price of $5.0 million. The investors in the private placement directed a portion of the purchase price to pay all deferred interest payments on our trust preferred securities, bringing our interest payments current through the second quarter of 2016. We had deferred interest payable on the junior subordinated debentures held by our trust subsidiaries since the fourth quarter of 2011, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors during that period. The remaining proceeds from the private placement totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

On June 29, 2016, we notified the trustees of our election to again defer our interest payments effective with the third quarter 2016 payment. We have the ability to defer distributions on our trust preferred securities for 20 consecutive quarters or through the second quarter of 2021. After 20 consecutive quarters, we must pay all deferred distributions or we will be in default.

We continue to be involved in various legal proceedings, which are more fully described in Note 13 – “Contingencies”. We are appealing a judgment against us that we believe, after conferring with our legal advisors, we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations, or cash flows.

PBI Bank is in compliance with each element of its Consent Order with the FDIC and KDFI other than the requirement for the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of June 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.65% and 10.87%, respectively, both less than the minimum capital ratios required by the Consent Order, but otherwise compliant with Basel III capital requirements. The Consent Order provides that if the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank would be required to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Continuing to increase capital through the issuance of senior debt, subordinated debt, and equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.

●	Executing on the sale of other real estate owned (“OREO”) and reinvesting the sale proceeds in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $2.3 million as of June 30, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2016
Available for sale
U.S. Government and federal agency	$34,043	$423	$(13)	$34,453
Agency mortgage-backed: residential	101,596	1,921	(56)	103,461
State and municipal	3,035	59	—	3,094
Corporate bonds	2,330	—	(193)	2,137
Total available for sale	$141,004	$2,403	$(262)	$143,145

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,948	$3,007	$—	$44,955
Total held to maturity	$41,948	$3,007	$—	$44,955

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	102,135	907	(380)	102,662
State and municipal	6,555	306	—	6,861
Corporate bonds	2,321	—	(128)	2,193
Total available for sale	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,075	$2,178	$—	$44,253
Total held to maturity	$42,075	$2,178	$—	$44,253

Sales and calls of available for sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Proceeds	$235	$9,972	$3,721	$44,110
Gross gains	—	281	203	1,832
Gross losses	—	82	—	136

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity.  Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$6,272	$6,134
One to five years	7,622	7,744
Five to ten years	25,514	25,806
Agency mortgage-backed: residential	101,596	103,461
Total	$141,004	$143,145

Held to maturity
One to five years	$19,092	$20,079
Five to ten years	21,808	23,696
Beyond ten years	1,048	1,180
Total	$41,948	$44,955

Securities pledged at June 30, 2016 and December 31, 2015 had carrying values of approximately $53.7 million and $68.0 million, respectively, and were pledged to secure public deposits.

At June 30, 2016 and December 31, 2015, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $17.4 million and $17.7 million, respectively. Additionally, at June 30, 2016 and December 31, 2015, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.3 million at each period end. At June 30, 2016 and December 31, 2015, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2016
Available for sale
U.S. Government and federal agency	$1,509	$(1)	$8,835	$(12)	$10,344	$(13)
Agency mortgage-backed: residential	10,229	(44)	2,444	(12)	12,673	(56)
Corporate bonds	743	(25)	1,394	(168)	2,137	(193)
Total temporarily impaired	$12,481	$(70)	$12,673	$(192)	$25,154	$(262)

December 31, 2015
Available for sale
U.S. Government and federal agency	$7,058	$(44)	$14,527	$(331)	$21,585	$(375)
Agency mortgage-backed: residential	36,325	(271)	3,856	(109)	40,181	(380)
Corporate bonds	747	(18)	1,446	(110)	2,193	(128)
Total temporarily impaired	$44,130	$(333)	$19,829	$(550)	$63,959	$(883)

There were no held to maturity securities in an unrecognized loss position at June 30, 2016 or December 31, 2015.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of June 30, 2016, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:	June 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$75,222	$86,176
Commercial Real Estate:
Construction	33,184	33,154
Farmland	77,742	76,412
Nonfarm nonresidential	147,969	140,570
Residential Real Estate:
Multi-family	44,652	44,131
1-4 Family	196,388	201,478
Consumer	9,853	10,010
Agriculture	38,710	26,316
Other	416	419
Subtotal	624,136	618,666
Less: Allowance for loan losses	(10,104)	(12,041)
Loans, net	$614,032	$606,625

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2016 and 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2016:
Beginning balance	$642	$6,763	$3,683	$115	$136	$1	$11,340
Negative provision for loan losses	305	(1,213)	471	(200)	(15)	52	(600)
Loans charged off	(249)	(127)	(455)	(22)	(8)	(67)	(928)
Recoveries	32	6	79	154	6	15	292
Ending balance	$730	$5,429	$3,778	$47	$119	$1	$10,104

June 30, 2015:
Beginning balance	$2,046	$10,680	$5,221	$244	$391	$15	$18,597
Provision for loan losses	(296)	(330)	604	10	3	9	—
Loans charged off	(99)	(1,224)	(809)	(62)	(37)	(33)	(2,264)
Recoveries	295	87	44	34	2	14	476
Ending balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2016 and 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Negative provision for loan losses	106	(1,588)	600	(233)	(80)	45	(1,150)
Loans charged off	(261)	(245)	(1,050)	(35)	(8)	(78)	(1,677)
Recoveries	67	269	244	193	85	32	890
Ending balance	$730	$5,429	$3,778	$47	$119	$1	$10,104

June 30, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Provision for loan losses	(27)	(323)	220	22	107	1	—
Loans charged off	(474)	(1,593)	(1,291)	(130)	(70)	(33)	(3,591)
Recoveries	401	198	344	60	3	30	1,036
Ending balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$45	$100	$–	$1	$–	$146
Collectively evaluated for impairment	730	5,384	3,678	47	118	1	9,958
Total ending allowance balance	$730	$5,429	$3,778	$47	$119	$1	$10,104

Loans:
Loans individually evaluated for impairment	$748	$12,554	$12,088	$6	$139	$–	$25,535
Loans collectively evaluated for impairment	74,474	246,341	228,952	9,847	38,571	416	598,601
Total ending loans balance	$75,222	$258,895	$241,040	$9,853	$38,710	$416	$624,136

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

				Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,061	$748	$—	$806	$—	$908	$1
Commercial real estate:
Construction	259	259	—	260	3	261	78
Farmland	6,250	4,591	—	4,358	2	4,327	8
Nonfarm nonresidential	10,056	6,692	—	6,547	58	6,974	306
Residential real estate:
Multi-family	2,387	2,387	—	2,393	28	1,606	58
1-4 Family	5,882	3,961	—	4,897	13	7,184	71
Consumer	39	6	—	7	1	11	8
Agriculture	97	69	—	73	—	99	—
Other	—	—	—	—	—	—	—
Subtotal	26,031	18,713	—	19,341	105	21,370	530
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	614	605	8	302	—	202	—
Nonfarm nonresidential	407	407	37	409	6	427	12
Residential real estate:
Multi-family	4,159	4,159	25	4,168	51	4,177	101
1-4 Family	1,581	1,581	75	1,630	34	1,650	54
Consumer	—	—	—	—	—	—	—
Agriculture	78	70	1	35	—	23	—
Other	—	—	—	—	—	—	—
Subtotal	6,839	6,822	146	6,544	91	6,479	167
Total	$32,870	$25,535	$146	$25,885	$196	$27,849	$697

	As of December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,558	$1,112	$—	$1,605	$5	$1,730	$5
Commercial real estate:
Construction	278	262	—	2,475	4	3,016	8
Farmland	6,004	4,263	—	4,659	3	4,685	26
Nonfarm nonresidential	11,256	7,829	—	20,356	72	21,043	137
Residential real estate:
Multi-family	32	32	—	17	—	38	—
1-4 Family	14,066	11,756	—	14,235	110	14,579	244
Consumer	118	20	—	22	—	25	—
Agriculture	260	152	—	231	—	241	—
Other	—	—	—	62	2	82	4
Subtotal	33,572	25,426	—	43,662	196	45,439	424
With An Allowance Recorded:
Commercial	—	—	—	10	—	22	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	105	—
Nonfarm nonresidential	574	465	43	2,615	6	7,266	12
Residential real estate:
Multi-family	4,195	4,195	57	4,235	55	4,246	102
1-4 Family	1,690	1,690	328	1,628	14	1,676	39
Consumer	—	—	—	4	—	13	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,459	6,350	428	8,492	75	13,328	153
Total	$40,031	$31,776	$428	$52,154	$271	$58,767	$577

Cash basis income recognized for the three and six months ended June 30, 2016 was $7,000 and $290,000, respectively, and $29,000 and $102,000 for the three and six months ended June 30, 2015, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2016 and December 31, 2015:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2016
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	259	—	259
Farmland
Principal deferral	—	2,340	2,340
Nonfarm nonresidential
Rate reduction	5,550	—	5,550
Principal deferral	—	606	606
Residential Real Estate:
Multi-family
Rate reduction	6,546	—	6,546
1-4 Family
Rate reduction	1,581	—	1,581
Total TDRs	$13,936	$3,453	$17,389

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	262	—	262
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,637	50	5,687
Principal deferral	—	622	622
Residential Real Estate:
Multi-family
Rate reduction	4,195	—	4,195
1-4 Family
Rate reduction	7,346	—	7,346
Total TDRs	$17,440	$3,544	$20,984

At June 30, 2016 and December 31, 2015, 80% and 83%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $137,000 and $179,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2016, and December 31, 2015, respectively. The Company has committed to lend no additional amounts as of June 30, 2016 and December 31, 2015 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three or six months ended June 30, 2016 or June 30, 2015. During the first six months of 2016 and 2015, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2016, and December 31, 2015:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(in thousands)

Commercial	$748	$1,112	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	5,196	4,263	—	—
Nonfarm nonresidential	1,549	2,657	—	—
Residential Real Estate:
Multi-family	—	32	—	—
1-4 Family	3,961	5,851	—	—
Consumer	6	20	—	—
Agriculture	139	152	—	—
Other	—	—	—	—
Total	$11,599	$14,087	$—	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2016
Commercial	$42	$25	$—	$748	$815
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	242	—	—	5,196	5,438
Nonfarm nonresidential	110	—	—	1,549	1,659
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,918	311	—	3,961	6,190
Consumer	89	—	—	6	95
Agriculture	—	—	—	139	139
Other	—	—	—	—	—
Total	$2,401	$336	$—	$11,599	$14,336

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2015
Commercial	$78	$—	$—	$1,112	$1,190
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	456	—	—	4,263	4,719
Nonfarm nonresidential	326	—	—	2,657	2,983
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	2,225	241	—	5,851	8,317
Consumer	41	—	—	20	61
Agriculture	7	—	—	152	159
Other	—	—	—	—	—
Total	$3,133	$241	$—	$14,087	$17,461

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2016, and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2016
Commercial	$73,569	$400	$—	$1,253	$—	$75,222
Commercial Real Estate:
Construction	27,915	5,269	—	—	—	33,184
Farmland	67,422	2,492	—	7,828	—	77,742
Nonfarm nonresidential	130,191	14,632	538	2,608	—	147,969
Residential Real Estate:
Multi-family	33,828	6,934	—	3,890	—	44,652
1-4 Family	172,447	15,036	84	8,821	—	196,388
Consumer	9,339	378	—	136	—	9,853
Agriculture	32,726	4,883	—	1,101	—	38,710
Other	416	—	—	—	—	416
Total	$547,853	$50,024	$622	$25,637	$—	$624,136

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)

December 31, 2015
Commercial	$81,570	$2,953	$—	$1,653	$—	$86,176
Commercial Real Estate:
Construction	27,603	5,289	—	262	—	33,154
Farmland	65,476	4,844	—	6,092	—	76,412
Nonfarm nonresidential	111,901	22,687	1,328	4,654	—	140,570
Residential Real Estate:
Multi-family	35,300	4,879	—	3,952	—	44,131
1-4 Family	164,490	17,636	67	19,285	—	201,478
Consumer	9,323	474	—	213	—	10,010
Agriculture	21,402	4,601	—	313	—	26,316
Other	419	—	—	—	—	419
Total	$517,484	$63,363	$1,395	$36,424	$—	$618,666

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

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2016	December 31, 2015
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$11,066	$12,749
Nonfarm nonresidential	1,512	6,967
Residential Real Estate:
1-4 Family	185	128
	12,763	19,844
Valuation allowance	(441)	(630)
	$12,322	$19,214

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands) (in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$888	$492	$630	$1,066
Provision to allowance	150	2,330	650	2,630
Write-downs	(597)	(2,515)	(839)	(3,389)
Ending balance	$441	$307	$441	$307

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $533,000 and $934,000 at June 30, 2016 and December 31, 2015, respectively.

Net activity relating to other real estate owned during the six months ended June 30, 2016 and 2015 is as follows:

	For the Six Months Ended June 30,
	2016	2015
	(in thousands)
OREO Activity
OREO as of January 1	$19,214	$46,197
Real estate acquired	576	955
Valuation adjustment write-downs	(650)	(2,630)
Net gain on sales	169	43
Proceeds from sales of properties	(6,987)	(5,020)
OREO as of June 30	$12,322	$39,545

OREO rental income totaled $149,000 and $405,000 for the three and six months ended June 30, 2016, respectively, and $372,000 and $729,000 for the three and six months ended June 30, 2015, respectively.

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands) (in thousands)
Net gain on sales	$(114)	$(40)	$(169)	$(43)
Provision to allowance	150	2,330	650	2,630
Operating expense	258	642	481	1,078
Total	$294	$2,932	$962	$3,665

 Note 6 – Deposits

The following table shows ending deposit balances by category as of:

	June 30, 2016	December 31, 2015
	(in thousands)
Non-interest bearing	$117,843	$120,043
Interest checking	90,806	97,515
Money market	135,643	125,935
Savings	34,616	34,677
Certificates of deposit	461,183	499,827
Total	$840,091	$877,997

Time deposits of $250,000 or more were $26.7 million and $28.4 million at June 30, 2016 and December 31, 2015, respectively.

Scheduled maturities of all time deposits at June 30, 2016 were as follows (in thousands):

Year 1	$345,900
Year 2	41,056
Year 3	13,916
Year 4	44,484
Year 5	15,827
$461,183

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.50% at June 30, 2016 and 2.65% at December 31, 2015	$2,775	$3,081

Each advance is payable based upon the terms of agreement, with a prepayment penalty.  New advances are limited to a one-year maturity or less. No prepayment penalties were incurred during 2016 or 2015. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2016, our additional borrowing capacity with the FHLB was $29.5 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Financial assets measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are summarized below:

		Fair Value Measurements at June 30, 2016 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$34,453	$—	$34,453	$—
Agency mortgage-backed: residential	103,461	—	103,461	—
State and municipal	3,094	—	3,094	—
Corporate bonds	2,137	—	2,137	—
Total	$143,145	$—	$143,145	$—

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$33,262	$—	$33,262	$—
Agency mortgage-backed: residential	102,662	—	102,662	—
State and municipal	6,861	—	6,861	—
Corporate bonds	2,193	—	2,193	—
Total	$144,978	$—	$144,978	$—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended June 30, 2016 and 2015:

	Other Debt Securities
	2016	2015
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$658
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	(7)
Balance of recurring Level 3 assets at June 30	$—	$651

At June 30, 2015, our other debt security valuation was determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.25% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality.  We also considered the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults. This security was sold in December 2015.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	597	—	—	597
Nonfarm nonresidential	92	—	—	92
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,506	—	—	1,506
Consumer	—	—	—	—
Agriculture	69	—	—	69
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	10,684	—	—	10,684
Farmland	—	—	—	—
Nonfarm nonresidential	1,460	—	—	1,460
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	178	—	—	178

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	139	—	—	139
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,362	—	—	1,362
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	12,344	—	—	12,344
Farmland	—	—	—	—
Nonfarm nonresidential	6,746	—	—	6,746
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	124	—	—	124

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.4 million at June 30, 2016 with a valuation allowance of $89,000, resulting in no additional provision for loan losses for the three and six months ended June 30, 2016. Impaired loans had a carrying amount of $5.9 million with a valuation allowance of $742,000, and no additional provision for the three and six months ended June 30, 2015. At December 31, 2015, impaired loans had a carrying amount of $1.8 million, with a valuation allowance of $337,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $12.3 million as of June 30, 2016, compared with $39.5 million at June 30, 2015 and $19.2 million at December 31, 2015. Fair value write-downs of $150,000 and $650,000 were recorded on OREO for the three and six months ended June 30, 2016, respectively, and $2.3 million and $2.6 million for the three and six months ended June 30, 2015, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,506	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	22%	(10%)

Other real estate owned – Commercial real estate	$12,144	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)

		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,362	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$19,090	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)

		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$57,602	$44,391	$13,211	$—	$57,602
Securities available for sale	143,145	—	143,145	—	143,145
Securities held to maturity	41,948	—	44,955	—	44,955
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	—	—	—	—	—
Loans, net	614,032	—	—	620,542	620,542
Accrued interest receivable	3,048	—	1,076	1,972	3,048
Financial liabilities
Deposits	$840,091	$117,845	$711,563	$—	$829,408
Federal Home Loan Bank advances	2,775	—	2,852	—	2,852
Subordinated capital notes	3,600	—	—	3,515	3,515
Junior subordinated debentures	21,000	—	—	12,973	12,973
Accrued interest payable	422	—	388	34	422

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$93,335	$79,498	$13,837	$—	$93,335
Securities available for sale	144,978	—	144,978	—	144,978
Securities held to maturity	42,075	—	44,253	—	44,253
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	186	—	186	—	186
Loans, net	606,625	—	—	614,162	614,162
Accrued interest receivable	3,116	—	1,111	2,005	3,116
Financial liabilities
Deposits	$877,997	$120,043	$739,152	$—	$859,195
Federal Home Loan Bank advances	3,081	—	3,076	—	3,076
Subordinated capital notes	4,050	—	—	3,933	3,933
Junior subordinated debentures	21,000	—	—	12,810	12,810
Accrued interest payable	2,805	—	422	2,383	2,805

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$39,336	$38,085
Allowance for loan losses	3,536	4,214
Other real estate owned write-down	6,327	7,619
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	673	671
Net unrealized loss on securities	—	166
New market tax credit carry-forward	208	208
Nonaccrual loan interest	562	549
Other	1,854	1,875
	53,188	54,079

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	203	176
Net unrealized gain on securities	749	—
Other	536	865
	2,416	1,969
Net deferred tax assets before valuation allowance	50,772	52,110
Valuation allowance	(50,772)	(52,110)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of June 30, 2016.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2016 or June 30, 2015 related to unrecognized tax benefits.

Under Section 382 of the Internal Revenue Code, as amended (“Section 382”), the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time.

In 2015, the Company took two measures to preserve the value of its NOLs. First, we adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of this plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights will expire upon the earlier of (i) June 29, 2018, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

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

Note 10 – Stock Plans and Stock Based Compensation

At the annual meeting on May 25, 2016, shareholders approved the Porter Bancorp, Inc. 2016 Stock Option and Incentive Compensation Plan (“2016 Plan”), which replaces the Porter Bancorp, Inc. 2006 Stock Incentive Plan (“2006 Employee Plan”) that had expired earlier in 2016. The shares available for issuance under the 2016 Plan total 229,180 shares which represents the number of shares that had previously been authorized by shareholders for issuance under the 2006 Employee Plan. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three to ten years.

The Company also maintains the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan (“2006 Director Plan”) pursuant to which 89,622 shares remain available for issuance as annual awards of restricted stock to the Company’s non-employee directors. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

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

The fair value of the 2016 unvested shares issued was $323,000, or $1.82 per weighted-average share. The Company recorded $73,000 and $167,000 of stock-based compensation to salaries and employee benefits for the three and six months ended June 30, 2016, respectively, and $49,000 and $181,000 for the three and six months ended June 30, 2015, respectively. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	922,419	$0.96	775,492	$1.33
Granted	177,290	1.82	915,740	0.91
Vested	(18,637)	2.79	(285,977)	1.33
Terminated	—	—	(450,994)	1.25
Forfeited	(6,521)	1.25	(31,842)	1.13
Outstanding, ending	1,074,551	$1.07	922,419	$0.96

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2016 and beyond is estimated as follows (in thousands):

July 2016 – December 2016	$278
2017	197
2018	190
2019	30
2020 & thereafter	9

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)

Net income (loss)	$1,012	$(2,130)	$2,492	$(1,536)
Less:
Earnings (loss) allocated to unvested shares	33	(91)	84	(60)
Earnings (loss) allocated to participating preferred shares	—	—	—	(209)
Net income (loss) available to common shareholders, basic and diluted	$979	$(2,039)	$2,408	$(1,267)

Basic
Weighted average common shares including unvested common shares outstanding	30,385,850	25,687,579	28,665,579	25,554,292
Less:
Weighted average unvested common shares	996,046	1,098,072	971,504	990,545
Weighted average Series B preferred	—	—	—	1,343,735
Weighted average Series D preferred	—	—	—	2,140,774
Weighted average common shares outstanding	29,389,804	24,589,507	27,694,075	21,079,238
Basic income (loss) per common share	$0.03	$(0.08)	$0.09	$(0.06)

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	29,389,804	24,589,507	27,694,075	21,079,238
Diluted income (loss) per common share	$0.03	$(0.08)	$0.09	$(0.06)

The Company had no outstanding stock options at June 30, 2016 or 2015. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at June 30, 2016 and 2015 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 650,544 shares of non-voting common stock at an exercise price of $10.95 per share were outstanding at June 30, 2015, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. The 650,544 warrants outstanding as of June 30, 2015 expired in September 2015.

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

In its Consent Order with the FDIC and the KDFI, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order is described in greater detail in Note 2 – “Going Concern and Future Plans”. As of June 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order. The Bank cannot be considered well-capitalized while subject to the Consent Order. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		Regulatory Minimums For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of June 30, 2016:
Total risk-based capital (to risk- weighted assets)
Consolidated	$75,959	11.31%	$53,750	8.00%
Bank	72,974	10.87	53,692	8.00
Total common equity Tier I risk-based capital (to risk- weighted assets)
Consolidated	41,068	6.11	30,235	4.50
Bank	61,863	9.22	30,202	4.50
Tier I capital (to risk-weighted assets)
Consolidated	54,799	8.16	40,313	6.00
Bank	61,863	9.22	40,269	6.00
Tier I capital (to average assets)
Consolidated	54,799	5.87	37,370	4.00
Bank	61,863	6.65	37,237	4.00

	Actual		Regulatory Minimums For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk- weighted assets)
Consolidated	$68,530	10.46%	$52,436	8.00%
Bank	69,250	10.58	52,347	8.00
Total common equity Tier I risk-based capital (to risk weighted assets)
Consolidated	33,368	5.09%	29,495	4.50%
Bank	57,873	8.84	29,445	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,174	6.89	39,327	6.00
Bank	57,873	8.84	39,260	6.00
Tier I capital (to average assets)
Consolidated	45,174	4.74	38,131	4.00
Bank	57,873	6.08	38,085	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of June 30, 2016		Ratios Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$72,974	10.87%	$80,538	12.00%
Tier I capital to average assets	61,863	6.65	83,783	9.00

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

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleges that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. The Bank's responsive pleading was filed on November 4, 2014, disputing the material factual allegations that have been made by the DOL. On November 19, 2015, the parties agreed to settle the litigation and executed a written settlement agreement on May 12, 2016. The Bank agreed to a settlement payment, which, to the extent not paid from insurance proceeds, had been previously reserved for. The court entered an agreed order ending the litigation on May 13, 2016.

United States Department of Justice Investigation. On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that the Bank was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud.  The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008.  The Bank is responding to and cooperating with any requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

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

●	We continue to hold and acquire a significant amount of other real estate owned (“OREO”) properties, which could increase operating expenses and result in future losses.

●	Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions and bases in good faith and they are reasonable. We caution you however, forward looking statements relying upon such assumptions or bases almost always vary from actual results, and the differences between those statements and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report.  We have no duty, and do not intend to, update these statements unless applicable laws require us to do so.

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the tenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of June 30, 2016, we had total assets of $916.6 million, total loans of $624.1 million, total deposits of $840.1 million and stockholders’ equity of $41.4 million.

The Company reported net income of $1.0 million and $2.5 million for the three and six months ended June 30, 2016, compared with net loss of $2.1 million and $1.5 million for the same periods of 2015. After deductions for earnings allocated to participating securities, net income attributable to common shareholders was $979,000 and $2.4 million for the three and six months ended June 30, 2016, respectively, compared with net loss attributable to common shareholders of $2.0 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

Basic and diluted net income per common share were $0.03 and $0.09 for the three and six months ended June 30, 2016, respectively, compared with basic and diluted net loss per common share of ($0.08) and ($0.06) for the three and six months ended June 30, 2015, respectively.

We note the following significant items during the six months ended June 30, 2016:

●

On April 15, 2016, we completed the private placement of 2.9 million common shares and 1.1 million non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on junior subordinated debentures, bringing our interest payments current through the second quarter of 2016. The remaining proceeds totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

●

We recorded negative provision for loan losses expense of $1.2 million for the six months ended June 30, 2016, compared to no provision for loan losses expense for the six months ended June 30, 2015, because of declining historical loss rates, improvements in loan quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $787,000 for the first six months of 2016, compared to $2.6 million for the first six months of 2015. In the following paragraphs we discuss our improving trends in non-performing loans, past due loans, and loan risk categories during the period, the factors that led to the negative provision expense.

●

Non-performing loans decreased $2.5 million to $11.6 million at June 30, 2016, compared with $14.1 million at December 31, 2015. The decrease in non-performing loans was primarily due to $3.4 million in paydowns, $988,000 in charge-offs, and $576,000 in transfers to OREO, which were offset by $2.9 million in loans being placed on nonaccrual.

●

Loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.4 million at June 30, 2016, and loans past due 60-89 days increased from $241,000 at December 31, 2015 to $336,000 at June 30, 2016. Total loans past due and nonaccrual loans decreased to $14.3 million at June 30, 2016, from $17.5 million at December 31, 2015.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2015. Pass loans represent 87.8% of the portfolio at June 30, 2016, compared to 83.6% at December 31, 2015. During the six months ended June 30, 2016, the pass category increased approximately $30.4 million, the watch category declined approximately $13.3 million, the special mention category declined approximately $773,000, and the substandard category declined approximately $10.8 million. The $10.8 million decrease in loans classified as substandard was primarily driven by $7.1 million in principal payments received and $7.7 million in loans upgraded from substandard, offset by $6.1 million in loans downgraded to substandard during the six months ended June 30, 2016.

●

Foreclosed properties were $12.3 million at June 30, 2016, compared with $19.2 million at December 31, 2015, and $39.5 million at June 30, 2015. During the first six months of 2016, the Company acquired $576,000 and sold $7.0 million of OREO. We incurred OREO losses totaling $481,000 during the first six months of 2016 compared to $2.6 million during the first six months of 2015, reflecting gains and losses on sales and fair value write-downs for reductions in listing prices for certain properties and updated appraisals.

●	Our ratio of non-performing assets to total assets decreased to 2.61% at June 30, 2016, compared with 3.51% at December 31, 2015, and 7.13% at June 30, 2015.

●

Net interest margin increased 23 basis points to 3.44% for the first six months of 2016 compared with 3.21% for the first six months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.02% for the first six months of 2015 to 4.13% for the first six months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.89% for the first six months of 2015 to 0.79% in the first six months of 2016. The yield on earning assets was positively impacted by the collection of previously charged-off accrued uncollected interest of approximately $285,000 along with the full unpaid balance of three nonaccrual loans.

●

Average loans receivable declined approximately $22.6 million or 3.5% to $619.7 million for the six months ended June 30, 2016 compared with $642.3 million for the six months ended June 30, 2015. This resulted in an interest revenue volume decline of approximately $556,000. The decrease in the cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates and the declining volume of certificates of deposit.

●

Non-interest income decreased $1.7 million to $2.5 million for the first six months of 2016, compared with $4.3 million for the first six months of 2015. The decrease was driven primarily by gains on the sales of securities totaling $203,000 in the first six months of 2016, compared to $1.7 million in the first six months of 2015. Non-interest expense decreased $4.4 million to $16.0 million for the first six months of 2016 compared with $20.4 million for the first six months of 2015, primarily due to other real estate owned expense totaling $962,000 in the first six months of 2016, compared to $3.7 million in the first six months of 2015 as well as professional fees totaling $877,000 in the first six months of 2016, compared to $1.7 million in the first six months of 2015.

●

Deposits decreased 4.3% to $840.1 million at June 30, 2016, compared with $878.0 million at December 31, 2015. Certificate of deposit balances decreased $38.6 million during the first six months of 2016 to $461.2 million at June 30, 2016, from $499.8 million at December 31, 2015. Money market deposits increased 7.7% at June 30, 2016 compared with December 31, 2015.

Going Concern Considerations and Future Plans

As described in Note 2 – “Going Concern Considerations and Future Plans,” our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.

For the six months ended June 30, 2016, we reported net income of $2.5 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact continues to diminish as we have substantially reduced non-performing assets during recent periods. Non-performing loans were 1.86%, 2.28%, and 7.57% of total loans at June 30, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 2.61%, 3.51%, and 9.19% of total assets at June 30, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

On April 15, 2016, we completed a private placement of 2.9 million common shares and 1.1 million non-voting common shares to accredited investors for a total purchase price of $5.0 million. The investors in the private placement directed a portion of the purchase price to pay all deferred interest payments on our trust preferred securities, bringing our interest payments current through the second quarter of 2016. We had deferred interest payable on the junior subordinated debentures held by our trust subsidiaries since the fourth quarter of 2011, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors during that period. The remaining proceeds from the private placement totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

On June 29, 2016, we notified the trustees of our election to again defer our interest payments effective with the third quarter 2016 payment. We have the ability to defer distributions on our trust preferred securities for 20 consecutive quarters or through the second quarter of 2021. After 20 consecutive quarters, we must pay all deferred distributions or we will be in default.

We continue to be involved in various legal proceedings, which are more fully described in Note 13 – “Contingencies”. We are appealing a judgment against us that we believe, after conferring with our legal advisors, we have meritorious grounds on which to prevail. If we do not prevail, the ultimate outcome of this matter could have a material adverse effect on our financial condition, results of operations, or cash flows.

PBI Bank is in compliance with each element of its Consent Order with the FDIC and KDFI other than the requirement for the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of June 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were 6.65% and 10.87%, respectively, both less than the minimum capital ratios required by the Consent Order, but otherwise compliant with Basel III capital requirements. The Consent Order provides that if the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank would be required to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Continuing to increase capital through the issuance of senior debt, subordinated debt, and equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.
●	Executing on the sale of OREO and reinvesting the sale proceeds in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company, which are its principal source of revenue. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $2.3 million at June 30, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2015. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2016, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2016, compared with the same period of 2015:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)

Gross interest income	$8,705	$9,167	$(462)	(5.0)%
Gross interest expense	1,509	1,828	(319)	(17.5)
Net interest income	7,196	7,339	(143)	(1.9)
Provision (negative provision) for loan losses	(600)	—	(600)	100.0
Non-interest income	1,152	1,565	(413)	(26.4)
Non-interest expense	7,936	11,034	(3,098)	(28.1)
Net income (loss) before taxes	1,012	(2,130)	3,142	147.5
Income tax expense	—	—	—	—
Net income (loss)	1,012	(2,130)	3,142	147.5

Net income for the three months ended June 30, 2016 totaled $1.0 million, compared with net loss of $2.1 million for the comparable period of 2015. Net interest income decreased $143,000 from the second quarter of 2015 as a result of a decrease in earning assets, offset by an increase in net interest margin. Net interest margin increased 13 basis points to 3.34% in the second quarter of 2016 compared with 3.21% in the second quarter of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.00% for the second quarter of 2015 to 4.03% for the second quarter of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.87% in the second quarter of 2015 to 0.79% in the second quarter of 2016. Average earning assets decreased from $930.4 million for the second quarter of 2015 to $876.7 for the second quarter of 2016. Non-interest income decreased by $413,000 to $1.2 million from $1.6 million in the second quarter of 2015 primarily due to a decrease in other real estate owned income of $223,000. Non-interest expense decreased from $11.0 million in the second quarter of 2015 to $7.9 million in the second quarter of 2016 primarily due to a decrease in other real estate owned expense of $2.6 million, a $222,000 decline in professional fees, and a decline in salaries and employee benefits of $171,000.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2016, compared with the same period of 2015:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)

Gross interest income	$17,890	$18,370	$(480)	(2.6)%
Gross interest expense	3,043	3,741	(698)	(18.7)
Net interest income	14,847	14,629	218	1.5
Provision (negative provision) for loan losses	(1,150)	—	(1,150)	100.0
Non-interest income	2,543	4,261	(1,718)	(40.3)
Non-interest expense	16,027	20,426	(4,399)	(21.5)
Net income (loss) before taxes	2,513	(1,536)	4,049	263.6
Income tax expense	21	—	21	100.0
Net income (loss)	2,492	(1,536)	4,028	262.2

Net income for the six months ended June 30, 2016 totaled $2.5 million, compared with net loss of $1.5 million for the comparable period of 2015. Net interest income increased $218,000 from the first six months of 2015 as a result of the positive impact during the first quarter of 2016 of the collection of previously charged-off accrued uncollected interest of approximately $285,000, offset by a decrease in earning assets for the first six months of 2016. Net interest margin increased 23 basis points to 3.44% in the first six months of 2016 compared with 3.21% in the first six months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.02% for the first six months of 2015 to 4.13% for the first six months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.89% in the first six months of 2015 to 0.79% in the first six months of 2016. Average earning assets decreased from $933.2 million for the first six months of 2015 to $879.2 for the first six months of 2016. Non-interest income decreased by $1.7 million to $2.5 million from $4.3 million in the first six months of 2015 primarily due to a decrease in net gain on sales of securities of $1.5 million. Non-interest expense decreased from $20.4 million in the first six months of 2015 to $16.0 million in the first six months of 2016 primarily due to a decrease in other real estate owned expense of $2.7 million, an $816,000 decline in professional fees, and a decline in loan collection expense of $221,000.

Net Interest Income – Our net interest income was $7.2 million for the three months ended June 30, 2016, a decrease of $143,000, or 1.9%, compared with $7.3 million for the same period in 2015. Net interest spread and margin were 3.24% and 3.34%, respectively, for the second quarter of 2016, compared with 3.13% and 3.21%, respectively, for the second quarter of 2015. Net average non-accrual loans were $11.4 million and $33.4 million for the second quarters of 2016 and 2015, respectively.

Average loans receivable declined approximately $22.3 million for the second quarter of 2016 compared with the second quarter of 2015. This resulted in an in interest revenue volume decline of approximately $270,000 as well as a decline in interest recoveries and rate improvements aggregating $121,000 for the quarter ended June 30, 2016 compared with the prior year period. Interest foregone on non-accrual loans totaled $181,000 in the second quarter of 2016, compared with $215,000 in the first quarter of 2016, and $464,000 in the second quarter of 2015.

Net interest margin increased 13 basis points from our margin of 3.21% in the prior year second quarter to 3.34% for the second quarter of 2016. The yield on earning assets increased three basis points and rates paid on interest-bearing liabilities declined eight basis points from the second quarter of 2015. The reduction in the cost of interest bearing liabilities was primarily driven by declines in the average rates paid on and volume declines in certificates of deposit between periods.

Net interest income was $14.8 million for the six months ended June 30, 2016, an increase of $218,000, or 1.5%, compared with $14.6 million for the same period in 2015. Net interest spread and margin were 3.34% and 3.44%, respectively, for the first six months of 2016, compared with 3.13% and 3.21%, respectively, for the first six months of 2015. Net average non-accrual loans were $12.4 million and $38.8 million for the first six months of 2016 and 2015, respectively. Cost of funds decreased ten basis points from 0.89% for the first six months of 2015 to 0.79% for the first six months of 2016.

Average loans receivable declined approximately $22.6 million for the six months ended June 30, 2016 compared with the first six months of 2015. This resulted in a decline in interest revenue of approximately $556,000 for the six months ended June 30, 2016 compared with the prior year period.

Net interest margin increased 23 basis points from our margin of 3.21% in the first six months of 2015. The yield on earning assets increased 11 basis points from the first six months of 2015, compared with a 10 basis point decline in rates paid on interest-bearing liabilities. The reduction in the cost of interest bearing liabilities was primarily driven by declines in the average rates paid on and volume declines in and certificates of deposit between periods.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$619,253	$7,455	4.84%	$641,587	$7,846	4.91%
Securities
Taxable	162,119	950	2.36	171,608	1,010	2.36
Tax-exempt (3)	21,240	158	4.60	25,187	190	4.65
FHLB stock	7,323	73	4.01	7,323	72	3.94
Federal funds sold and other	66,786	69	0.42	84,710	49	0.23
Total interest-earning assets	876,721	8,705	4.03%	930,415	9,167	4.00%
Less: Allowance for loan losses	(11,257)			(18,035)
Non-interest earning assets	70,536			91,127
Total assets	$936,000			$1,003,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$470,399	$1,030	0.88%	$581,786	$1,410	0.97%
NOW and money market deposits	233,808	235	0.40	194,730	176	0.36
Savings accounts	34,856	15	0.17	36,217	21	0.23
Repurchase agreements	—	—	—	951	1	0.42
FHLB advances	2,827	18	2.56	3,487	24	2.76
Junior subordinated debentures	24,822	211	3.42	29,721	196	2.65
Total interest-bearing liabilities	766,712	1,509	0.79%	846,892	1,828	0.87%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	119,786			112,107
Other liabilities	10,288			10,738
Total liabilities	896,786			969,737
Stockholders’ equity	39,214			33,770
Total liabilities and stockholders’ equity	$936,000			$1,003,507

Net interest income		$7,196			$7,339

Net interest spread			3.24%			3.13%

Net interest margin			3.34%			3.21%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $11.4 million and $33.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$619,665	$15,337	4.98%	$642,269	$15,601	4.90%
Securities
Taxable	161,789	1,939	2.41	175,146	2,136	2.46
Tax-exempt (3)	21,646	322	4.60	25,967	393	4.70
FHLB stock	7,323	147	4.04	7,323	146	4.02
Federal funds sold and other	68,755	145	0.42	82,505	94	0.23
Total interest-earning assets	879,178	17,890	4.13%	933,210	18,370	4.02%
Less: Allowance for loan losses	(11,645)			(18,646)
Non-interest earning assets	69,156			92,948
Total assets	$936,689			$1,007,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$479,461	$2,099	0.88%	$585,327	$2,906	1.00%
NOW and money market deposits	231,017	458	0.40	194,431	352	0.37
Savings accounts	34,756	31	0.18	36,336	41	0.23
Repurchase agreements	—	—	—	990	1	0.20
FHLB advances	2,906	37	2.56	3,719	51	2.77
Junior subordinated debentures	24,935	418	3.37	29,834	390	2.64
Total interest-bearing liabilities	773,075	3,043	0.79%	850,637	3,741	0.89%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	116,753			112,156
Other liabilities	10,481			10,849
Total liabilities	900,309			973,642
Stockholders’ equity	36,380			33,870
Total liabilities and stockholders’ equity	$936,689			$1,007,512

Net interest income		$14,847			$14,629

Net interest spread			3.34%			3.13%

Net interest margin			3.44%			3.21%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $12.4 million and $38.8 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(121)	$(270)	$(391)	$292	$(556)	$(264)
Securities	(11)	(81)	(92)	(49)	(219)	(268)
FHLB stock	1	—	1	1	—	1
Federal funds sold and other	32	(12)	(20)	69	(18)	51
Total increase (decrease) in interest income	(99)	(363)	(462)	313	(793)	(480)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(127)	(253)	(380)	(319)	(488)	(807)
NOW and money market accounts	21	38	59	35	71	106
Savings accounts	(5)	(1)	(6)	(8)	(2)	(10)
Federal funds purchased and repurchase agreements	—	(1)	(1)	—	(1)	(1)
FHLB advances	(2)	(4)	(6)	(4)	(10)	(14)
Junior subordinated debentures	50	(35)	15	99	(71)	28
Total increase (decrease) in interest expense	(63)	(256)	(319)	(197)	(501)	(698)
Increase (decrease) in net interest income	$(36)	$(107)	$(143)	$510	$(292)	$218

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Service charges on deposit accounts	$473	$475	$902	$884
Bank card interchange fees	221	229	423	432
Other real estate owned rental income	149	372	405	729
Net gain on sales of securities	—	199	203	1,696
Other	309	290	610	520
Total non-interest income	$1,152	$1,565	$2,543	$4,261

Non-interest income for the second quarter of 2016 decreased by $413,000, or 26.4%, compared with the second quarter of 2015. For the six months ended June 30, 2016, non-interest income decreased by $1.7 million, or 40.3% to $2.5 million compared with $4.3 million for the same period of 2015. The decrease in non-interest income between the three month comparative periods was primarily due to a $223,000 decrease in OREO rental income as income producing properties have been sold, as well as a decrease in net gain on sales of securities of $199,000. The decrease in non-interest income between the six month comparative periods was primarily due to a $1.5 million decrease in net gain on sales of investment securities, as well as a decrease in OREO income of $324,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2016 and 2015:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Salary and employee benefits	$3,857	$4,028	$7,679	$7,875
Occupancy and equipment	808	828	1,662	1,698
Professional fees	492	714	877	1,693
FDIC insurance	493	564	1,016	1,134
Data processing expense	295	278	592	582
State franchise and deposit tax	255	285	510	570
Other real estate owned expense	294	2,932	962	3,665
Loan collection expense	271	291	353	574
Other	1,171	1,114	2,376	2,635
Total non-interest expense	$7,936	$11,034	$16,027	$20,426

Non-interest expense for the second quarter ended June 30, 2016 decreased $3.1 million, or 28.1%, compared with the second quarter of 2015. For the six months ended June 30, 2016, non-interest expense decreased $4.4 million, or 21.5% to $16.0 million compared with $20.4 million for the first six months of 2015. The decreases in non-interest expense for the second quarter and six months ended June 30, 2016 were primarily attributable to decreased OREO expenses, as fair value write downs based upon listing process as well as new appraisals declined, and decreased professional fees.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)

Federal statutory rate times financial statement income	$354	$(745)	$879	$(537)
Effect of:
Valuation allowance	(282)	833	(732)	539
Tax-exempt income	(53)	(66)	(109)	(136)
Non-taxable life insurance income	(42)	(33)	(75)	(57)
Other, net	23	11	58	191
Total	$—	$—	$21	$—

Analysis of Financial Condition

Total assets decreased $32.2 million, or 3.4%, to $916.6 million at June 30, 2016, from $948.7 million at December 31, 2015. This decrease was primarily attributable to a decrease in interest bearing deposits of $36.0 million and a decrease of OREO of $6.9 million, offset by an increase in net loans of $7.4 million and an increase in bank owned life insurance of $5.2 million.

Loans Receivable – Loans receivable increased $5.5 million, or 0.9%, during the six months ended June 30, 2016 to $624.1 million as loan growth outpaced payoffs.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $69.5 million at June 30, 2016 and $59.1 million at December 31, 2015.

	As of June 30,		As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$75,222	12.04%	$86,176	13.93%
Commercial Real Estate
Construction	33,184	5.32	33,154	5.36
Farmland	77,742	12.45	76,412	12.35
Nonfarm nonresidential	147,969	23.71	140,570	22.72
Residential Real Estate
Multi-family	44,652	7.15	44,131	7.13
1-4 Family	196,388	31.47	201,478	32.57
Consumer	9,853	1.58	10,010	1.62
Agriculture	38,710	6.20	26,316	4.25
Other	416	0.07	419	0.07
Total loans	$624,136	100.00%	$618,666	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2016		March 31, 2016		December 31, 2015

	Loans	% to Total	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$547,853	87.8%	$534,451	86.2%	$517,484	83.7%
Watch	50,024	8.0	59,265	9.6	63,363	10.2
Special Mention	622	0.1	1,383	0.2	1,395	0.2
Substandard	25,637	4.1	24,728	4.0	36,424	5.9
Doubtful	—	—	—	—	—	—
Total	$624,136	100.0%	$619,827	100.0%	$618,666	100.0%

Our loans receivable have increased $5.5 million, or 0.9%, during the six months ended June 30, 2016. All loan risk categories have decreased since December 31, 2015, with the exception of pass loans. The pass category increased approximately $30.4 million, the watch category decreased approximately $13.3 million, the special mention category declined approximately $773,000, and the substandard category declined approximately $10.8 million. The $10.8 million decrease in loans classified as substandard was primarily driven by $7.7 million in loans upgraded from substandard, $7.1 million in principal payments received, $576,000 in migration to OREO, and $1.5 million in charge-offs, offset by $6.1 million in loans moved to substandard during the period.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2016	March 31, 2016	December 31, 2015
	(in thousands)
Past Due Loans:
30-59 Days	$2,401	$1,829	$3,133
60-89 Days	336	62	241
90 Days and Over	—	—	—
Total Loans Past Due 30-90+ Days	2,737	1,891	3,374

Nonaccrual Loans	11,599	11,119	14,087
Total Past Due and Nonaccrual Loans	$14,336	$13,010	$17,461

During the six months ended June 30, 2016, nonaccrual loans decreased by $2.5 million to $11.6 million. This decrease was due primarily to $3.4 million in paydowns, $988,000 in charge offs, and $576,000 in loans migrating to OREO, offset by $2.9 in loans moved to nonaccrual during the period. During the six months ended June 30, 2016, loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.4 million at June 30, 2016. Loans past due 60-89 days increased from $241,000 at December 31, 2015 to $336,000 at June 30, 2016. This represents a $637,000 decrease from December 31, 2015 to June 30, 2016, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$—
Nonaccrual loans	11,599	14,087
Total non-performing loans	11,599	14,087
Real estate acquired through foreclosure	12,322	19,214
Other repossessed assets	—	—
Total non-performing assets	$23,921	$33,301

Non-performing loans to total loans	1.86%	2.28%
Non-performing assets to total assets	2.61%	3.51%
Allowance for non-performing loans	$241	$295
Allowance for non-performing loans to non-performing loans	2.08%	2.09%

Nonperforming loans at June 30, 2016, were $11.6 million, or 1.86% of total loans, compared with $14.1 million, or 2.28% of total loans at December 31, 2015, and $30.3 million, or 4.67% of total loans at June 30, 2015.

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

At June 30, 2016, we had 29 restructured loans totaling $17.4 million with borrowers who experienced deterioration in financial condition compared with 30 loans totaling $21.0 million at December 31, 2015. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, three loans totaling approximately $3.4 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $507,000 of commercial loans. At June 30, 2016, $13.9 million of our restructured loans were accruing and $3.5 million were on nonaccrual compared with $17.4 million and $3.5 million, respectively, at December 31, 2015. There were no new TDRs during the first six months of 2016 or 2015. During the six months ended June 30, 2016, TDRs were reduced as a result of $3.6 million in payments.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	June 30, 2016	December 31, 2015
	(dollars in thousands)

Total non-performing loans	$11,599	$14,087
TDRs on accrual	13,936	17,440
Total non-performing loans and TDRs on accrual	$25,535	$31,527
Real estate acquired through foreclosure	12,322	19,214
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$37,857	$50,741

Total non-performing loans and TDRs on accrual to total loans	4.09%	5.10%
Total non-performing assets and TDRs on accrual to total assets	4.13%	5.35%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2016 and 2015, and for the year ended December 31, 2015 follows:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2016	2015	2016	2015	2015
	(in thousands)
Balance at beginning of period	$11,340	$18,597	$12,041	$19,364	$19,364

Loans charged-off:
Real estate	582	2,033	1,295	2,884	5,050
Commercial	249	99	261	474	696
Consumer	22	62	35	130	268
Agriculture	8	37	8	70	118
Other	67	33	78	33	—
Total charge-offs	928	2,264	1,677	3,591	6,132

Recoveries
Real estate	85	131	513	542	2,338
Commercial	32	295	67	401	723
Consumer	154	34	193	60	240
Agriculture	6	2	85	3	8
Other	15	14	32	30	—
Total recoveries	292	476	890	1,036	3,309
Net charge-offs	636	1,788	787	2,555	2,823
Provision (negative provision) for loan losses	(600)	—	(1,150)	—	(4,500)
Balance at end of period	$10,104	$16,809	$10,104	$16,809	$12,041

Allowance for loan losses to period-end loans	1.62%	2.59%	1.62%	2.59%	1.95%
Net charge-offs to average loans	0.41%	1.12%	0.26%	0.80%	0.44%
Allowance for loan losses to non-performing loans	87.11%	55.46%	87.11%	55.46%	85.48%

Allowance for loan losses for loans individually evaluated for impairment	$146	$842	$146	$842	$428
Loans individually evaluated for impairment	25,535	49,011	25,535	49,011	31,776
Allowance for loan losses to loans individually evaluated for impairment	0.57%	1.72%	0.57%	1.72%	1.35%

Allowance for loan losses for loans collectively evaluated for impairment	$9,958	$15,967	$9,958	$15,967	$11,613
Loans collectively evaluated for impairment	598,601	599,310	598,601	599,310	586,890
Allowance for loan losses to loans collectively evaluated for impairment	1.66%	2.66%	1.66%	2.66%	1.98%

Our loan loss reserve, as a percentage of total loans at June 30, 2016, decreased to 1.62% from 1.95% at December 31, 2015 and from 2.59% at June 30, 2015. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, improved charge-off levels, and negative provision expense. Our allowance for loan losses to non-performing loans was 87.11% at June 30, 2016, compared with 85.48% at December 31, 2015, and 55.46% at June 30, 2015. Net charge-offs in the first six months of 2016 totaled $787,000 compared to $2.6 million in the first six months of 2015.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Commercial	$194	$(27)	$485
Commercial Real Estate	(24)	1,225	11,878
Residential Real Estate	806	1,487	3,339
Consumer	(158)	37	167
Agriculture	(77)	110	17
Other	46	(9)	(26)
Total net charge-offs	$787	$2,823	$15,860

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.08% at June 30, 2016 compared with 2.09% at December 31, 2015, and 3.94% at June 30, 2015.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$17,586	$14,009	$18,112	$19,983
Prior charge-offs	(5,032)	(1,921)	(5,293)	(2,310)

Recorded investment	12,554	12,088	12,819	17,673
Allocated allowance	(45)	(100)	(43)	(385)

Recorded investment, less allocated allowance	$12,509	$11,988	$12,776	$17,288

Recorded investment, less allocated allowance/ Unpaid principal balance	71.13%	85.57%	70.54%	86.51%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 71.13% and 85.57% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2016.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	June 30, 2016			March 31, 2016			December 31, 2015
	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$74,474	$730	0.98%	$82,879	$642	0.77%	$85,064	$818	0.96%
Commercial real estate	246,341	5,384	2.19	240,319	6,724	2.80	237,317	6,950	2.93
Residential real estate	228,952	3,678	1.61	227,435	3,258	1.43	227,936	3,599	1.58
Consumer	9,847	47	0.48	9,921	115	1.16	9,990	122	1.22
Agriculture	38,571	118	0.31	32,654	136	0.42	26,164	122	0.47
Other	416	1	0.24	383	1	0.26	419	2	0.48
Total	$598,601	$9,958	1.66%	$593,591	$10,876	1.83%	$586,890	$11,613	1.98%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.66% at June 30, 2016 from 2.66% at June 30, 2015 and 1.98% at December 31, 2015. This decline was driven primarily by declining historical loss trends, the negative provision for loan losses, and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – A negative provision for loan losses of $1.2 million was recorded for the six months ended June 30, 2016, compared to no provision for loan losses for the six months ended June 30, 2015. The negative provision for 2016 was driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. All loan risk categories have decreased since December 31, 2015, with the exception of pass loans. The pass category increased approximately $30.4 million, the watch category decreased approximately $13.3 million, the special mention category declined approximately $773,000, and the substandard category declined approximately $10.8 million. Net charge-offs were $787,000 for the six months ended June 30, 2016, compared with $2.6 million for June 30, 2015. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2016 were $12.3 million compared with $39.5 million at June 30, 2015 and $19.2 million at December 31, 2015.  See “Note 5 - Other Real Estate Owned,” of the notes to the financial statements. During the first six months of 2016, we acquired $576,000 of OREO properties, and sold properties totaling approximately $7.0 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $962,000 for the six months ended June 30, 2016, compared with $3.7 million for the same period of 2015. During the six months ended June 30, 2016, fair value write-downs of $650,000 were recorded to reflect declines in fair value driven by reductions in listing prices and new appraisals compared with $2.6 million for the six months ended June 30, 2015.

Liabilities – Total liabilities at June 30, 2016 were $875.1 million compared with $916.7 million at December 31, 2015, a decrease of $41.6 million, or 4.5%. This decrease was primarily attributable to a decrease in deposits of $37.9 million from $878.0 million at December 31, 2015 to $840.1 million at June 30, 2016.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$116,753		$113,576
Interest checking	98,159	0.13%	88,814	0.13%
Money market	132,858	0.60	112,350	0.57
Savings	34,756	0.18	35,604	0.21
Certificates of deposit	479,461	0.88	557,441	0.96
Total deposits	$861,987	0.61%	$907,785	0.68%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended March 31,		Ended December 31,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$270,904	0.86%	$306,941	0.93%
$100,000 or more	208,557	0.92%	250,500	0.99%
Total	$479,461	0.88%	$557,441	0.96%

The following table shows at June 30, 2016 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$48,641
Three months through six months	32,456
Six months through twelve months	73,446
Over twelve months	46,930
Total	$201,473

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At June 30, 2016, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At June 30, 2016, we had an unused borrowing capacity with the FHLB of $29.5 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans. Any new advances are limited to a one-year maturity or less.

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

Capital

Stockholders’ equity increased $9.4 million to $41.4 million at June 30, 2016, compared with $32.0 million at December 31, 2015 due to the issuance of $5.0 in common stock, current year net income of $2.5 million and an increase in the fair value of our available for sale securities portfolio of $1.7 million.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				June 30, 2016		December 31, 2015
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	6.0%	8.0%	N/A	8.16%	9.22%	6.89%	8.84%
Common equity Tier I capital	4.5	6.5	N/A	6.11	9.22	5.09	8.84
Total risk-based capital	8.0	10.0	12.0%	11.31	10.87	10.46	10.58
Tier 1 leverage ratio	4.0	5.0	9.0	5.87	6.65	4.74	6.08

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 1.42% at June 30, 2016, compared with an increase of 0.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 3.23% at June 30, 2016, compared with an increase of 1.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2016, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(910)	(3.23)%
+ 100 basis points	(400)	(1.42)
- 100 basis points	(1,060)	(3.77)
- 200 basis points	(2,718)	(9.67)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Porter Bancorp, Inc. 2016 Incentive Compensation Bonus Plan (incorporated by reference to Exhibit A to definitive proxy statement on Schedule 14A filed April 25, 2016).

10.2	Non-Employee Director Stock Incentive Program (incorporated by reference to Exhibit 10.1 to the Form 8-K filed June 22, 2016).

10.3	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed June 22, 2016).

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 4, 2016	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 4, 2016	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer