Form 10-Q
period 2016-09-30
Porter Bancorp, Inc.
filed 2016-11-03
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

23,156,969 shares of Common Stock and 7,958,000 shares of Non-Voting Common Stock, no par value, were outstanding at October 31, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2016 and December 31, 2015

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015

Unaudited Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2016

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$6,266	$8,006
Interest bearing deposits in banks	57,578	85,329
Cash and cash equivalents	63,844	93,335
Securities available for sale	142,433	144,978
Securities held to maturity (fair value of $44,815 and $44,253, respectively)	41,883	42,075
Loans held for sale	134	186
Loans, net of allowance of $9,489 and $12,041, respectively	612,208	606,625
Premises and equipment, net	18,481	18,812
Other real estate owned	7,098	19,214
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	14,741	9,441
Accrued interest receivable and other assets	7,135	6,733
Total assets	$915,280	$948,722

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$119,005	$120,043
Interest bearing	717,939	757,954
Total deposits	836,944	877,997
Federal Home Loan Bank advances	2,619	3,081
Accrued interest payable and other liabilities	7,721	10,577
Subordinated capital note	3,375	4,050
Junior subordinated debentures	21,000	21,000
Total liabilities	871,659	916,705
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 23,156,969 and 20,089,533 voting, and 7,958,000 and 6,858,000 non-voting shares issued and outstanding, respectively	125,729	120,699
Additional paid-in capital	23,969	23,654
Retained deficit	(106,923)	(110,808)
Accumulated other comprehensive loss	(1,925)	(4,299)
Total common stockholders’ equity	40,850	29,246
Total stockholders' equity	43,621	32,017
Total liabilities and stockholders’ equity	$915,280	$948,722

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Operations

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$7,699	$7,895	$23,036	$23,496
Taxable securities	956	986	2,895	3,122
Tax exempt securities	153	187	475	580
Fed funds sold and other	123	111	415	351
	8,931	9,179	26,821	27,549
Interest expense
Deposits	1,262	1,476	3,850	4,775
Federal Home Loan Bank advances	17	23	54	74
Subordinated capital note	35	40	112	123
Junior subordinated debentures	159	158	500	465
Federal funds purchased and other	—	—	—	1
	1,473	1,697	4,516	5,438
Net interest income	7,458	7,482	22,305	22,111
Provision (negative provision) for loan losses	(750)	(2,200)	(1,900)	(2,200)
Net interest income after provision (negative provision) for loan losses	8,208	9,682	24,205	24,311

Non-interest income
Service charges on deposit accounts	520	492	1,422	1,376
Bank card interchange fees	214	212	637	644
Other real estate owned rental income	46	380	451	1,109
Bank owned life insurance income	101	65	316	229
Net gain (loss) on sales of securities, net	(16)	—	187	1,696
Gain on extinguishment of junior subordinated debt	—	883	—	883
Other	240	178	635	534
	1,105	2,210	3,648	6,471
Non-interest expense
Salaries and employee benefits	3,945	3,920	11,624	11,795
Occupancy and equipment	842	815	2,504	2,513
Professional fees	374	620	1,251	2,313
FDIC Insurance	442	539	1,458	1,673
Data processing expense	295	278	887	860
State franchise and deposit tax	255	285	765	855
Other real estate owned expense	322	5,131	1,284	8,796
Loan collection expense	222	321	575	895
Other	1,223	1,059	3,599	3,694
	7,920	12,968	23,947	33,394
Income (loss) before income taxes	1,393	(1,076)	3,906	(2,612)
Income tax expense	—	—	21	—
Net income (loss)	1,393	(1,076)	3,885	(2,612)
Less:
Earnings (loss) allocated to participating securities	46	(45)	129	(338)
Net income (loss) available to common shareholders	$1,347	$(1,031)	$3,756	$(2,274)
Basic and diluted income (loss) per common share	$0.04	$(0.04)	$0.13	$(0.10)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$1,393	$(1,076)	$3,885	$(2,612)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain arising during the period	597	1,227	2,465	794
Amortization during the period of net unrealized loss transferred to held to maturity	32	33	96	97
Reclassification adjustment for losses (gains) included in net income	16	—	(187)	(1,696)
Net unrealized gain (loss) recognized in comprehensive income	645	1,260	2,374	(805)
Tax effect	—	—	—	—
Other comprehensive income (loss)	645	1,260	2,374	(805)

Comprehensive income (loss)	$2,038	$184	$6,259	$(3,417)

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2016

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balances, January 1, 2016	20,089,533	6,858,000	26,947,533	6,198	4,304	$120,699	$1,644	$1,127	$23,654	$(110,808)	$(4,299)	$32,017
Issuance of unvested stock	177,290	—	177,290	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(9,854)	—	(9,854)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	315	—	—	315
Net income	—	—	—	—	—	—	—	—	—	3,885	—	3,885
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	2,374	2,374
Issuance of stock	2,900,000	1,100,000	4,000,000	—	—	5,030	—	—	—	—	—	5,030
Balances, September 30, 2016	23,156,969	7,958,000	31,114,969	6,198	4,304	$125,729	$1,644	$1,127	$23,969	$(106,923)	$(1,925)	$43,621

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2016 and 2015

(dollars in thousands)

	2016	2015
Cash flows from operating activities
Net income (loss)	$3,885	$(2,612)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,141	1,201
Provision (negative provision) for loan losses	(1,900)	(2,200)
Net amortization on securities	965	1,084
Stock-based compensation expense	315	313
Gain on extinguishment of junior subordinated debt	—	(883)
Net loss (gain) on sales of loans held for sale	(61)	216
Loans originated for sale	(3,830)	(5,290)
Proceeds from sales of loans held for sale	3,943	5,289
Net gain on sales of other real estate owned	(221)	(27)
Write-down of other real estate owned	970	7,080
Net realized gain on sales of available for sale securities	(187)	(1,696)
Earnings on bank owned life insurance, net of premium expense	(300)	(214)
Net change in accrued interest receivable and other assets	(701)	893
Net change in accrued interest payable and other liabilities	(57)	939
Net cash from operating activities	3,962	4,093

Cash flows from investing activities
Purchases of available for sale securities	(18,868)	(16,800)
Sales and calls of available for sale securities	6,276	44,340
Maturities and prepayments of available for sale securities	16,925	16,408
Proceeds from sale of other real estate owned	12,340	14,417
Proceeds from sales of loans not originated for sale	—	8,640
Loan originations and payments, net	(4,781)	(7,029)
Purchases of premises and equipment, net	(386)	(308)
Purchase of bank owned life insurance	(5,000)	—
Net cash from investing activities	6,506	59,668

Cash flows from financing activities
Net change in deposits	(41,053)	(48,948)
Net change in repurchase agreements	—	(1,341)
Repayment of Federal Home Loan Bank advances	(462)	(17,497)
Advances from Federal Home Loan Bank	—	5,000
Repayment of subordinated capital note	(675)	(675)
Issuance of common stock	2,231	—
Net cash from financing activities	(39,959)	(63,461)

Net change in cash and cash equivalents	(29,491)	300
Beginning cash and cash equivalents	93,335	80,180
Ending cash and cash equivalents	$63,844	$80,480

Supplemental cash flow information:
Interest paid	$3,933	$5,523
Income taxes paid	21	—
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors to pay junior subordinated debt interest	$2,799	$—
Transfer from loans to other real estate	1,243	4,450
Financed sales of other real estate owned	270	—
Effect of junior subordinated debt to equity exchange	—	4,330

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

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

Note 2 – Going Concern Considerations and Future Plans

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in the Company’s annual report filed on Form 10K for the year ended December 31, 2015 created substantial doubt about the Company’s ability to continue as a going concern at December 31, 2015. Since December 31, 2015, the Company has made significant improvements in its operating results, improved its liquidity position through a capital raise, brought current interest payment obligations on its junior subordinated debt in 2016, reduced non-performing assets, and reduced contingent liability risk as discussed below.

For the nine months ended September 30, 2016, we reported net income of $3.9 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact continues to diminish as we have substantially reduced non-performing assets during recent periods. Non-performing loans were 1.62%, 2.28%, and 7.57% of total loans at September 30, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 1.88%, 3.51%, and 9.19% of total assets at September 30, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

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

PBI Bank is in compliance with each element of its Consent Order with the Federal Depository Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) other than the requirement that the Bank maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of September 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio had improved to 6.97% and 11.18%, respectively, both less than the minimum capital ratios required by the Consent Order, but otherwise compliant with Basel III capital requirements. The Consent Order provides that if the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank would be required to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Increasing capital, including through the issuance of senior debt, subordinated debt, or equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.
●	Executing on the sale of other real estate owned (“OREO”) and reinvesting the sale proceeds in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both the FDIC and the KDFI before declaring or paying any future dividends to the Company, which are its principal source of the Company’s revenue. Since the Bank is unlikely to be able to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $2.2 million as of September 30, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result were the Company to become unable to continue as a going concern.

Note 3 – Securities

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2016
Available for sale
U.S. Government and federal agency	$35,235	$509	$(6)	$35,738
Agency mortgage-backed: residential	99,225	2,288	(52)	101,461
State and municipal	2,153	45	—	2,198
Corporate bonds	3,066	38	(68)	3,036
Total available for sale	$139,679	$2,880	$(126)	$142,433

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,883	$2,932	$—	$44,815
Total held to maturity	$41,883	$2,932	$—	$44,815

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Available for sale
U.S. Government and federal agency	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	102,135	907	(380)	102,662
State and municipal	6,555	306	—	6,861
Corporate bonds	2,321	—	(128)	2,193
Total available for sale	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,075	$2,178	$—	$44,253
Total held to maturity	$42,075	$2,178	$—	$44,253

Sales and calls of available for sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Proceeds	$2,555	$230	$6,276	$44,340
Gross gains	13	—	216	1,832
Gross losses	29	—	29	136

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2016
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$6,628	$6,615
One to five years	7,120	7,266
Five to ten years	26,706	27,091
Agency mortgage-backed: residential	99,225	101,461
Total	$139,679	$142,433

Held to maturity
Within one year	$646	653
One to five years	21,365	$22,469
Five to ten years	18,825	20,506
Beyond ten years	1,047	1,187
Total	$41,883	$44,815

Securities pledged at September 30, 2016 and December 31, 2015 had carrying values of approximately $52.5 million and $68.0 million, respectively, and were pledged to secure public deposits.

At September 30, 2016 and December 31, 2015, we held securities issued by the Commonwealth of Kentucky or municipalities in the Commonwealth of Kentucky having a book value of $16.5 million and $17.7 million, respectively. Additionally, at September 30, 2016 and December 31, 2015, we held securities issued by the State of Texas or municipalities in the State of Texas having a book value of $4.3 million at each period end. At September 30, 2016 and December 31, 2015, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2016
Available for sale
U.S. Government and federal Agency	$3,373	$(6)	$—	$—	$3,373	$(6)
Agency mortgage-backed: Residential	9,637	(52)	—	—	9,637	(52)
Corporate bonds	—	—	1,497	(68)	1,497	(68)
Total temporarily impaired	$13,010	$(58)	$1,497	$(68)	$14,507	$(126)

December 31, 2015
Available for sale
U.S. Government and federal agency	$7,058	$(44)	$14,527	$(331)	$21,585	$(375)
Agency mortgage-backed: residential	36,325	(271)	3,856	(109)	40,181	(380)
Corporate bonds	747	(18)	1,446	(110)	2,193	(128)
Total temporarily impaired	$44,130	$(333)	$19,829	$(550)	$63,959	$(883)

There were no held to maturity securities in an unrecognized loss position at September 30, 2016 or December 31, 2015.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity. As of September 30, 2016, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Note 4 – Loans

Loans were as follows:	September 30,	December 31,
	2016	2015
	(in thousands)
Commercial	$85,000	$86,176
Commercial Real Estate:
Construction	34,178	33,154
Farmland	83,320	76,412
Nonfarm nonresidential	138,351	140,570
Residential Real Estate:
Multi-family	36,558	44,131
1-4 Family	192,008	201,478
Consumer	9,752	10,010
Agriculture	41,764	26,316
Other	766	419
Subtotal	621,697	618,666
Less: Allowance for loan losses	(9,489)	(12,041)
Loans, net	$612,208	$606,625

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016 and 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2016:
Beginning balance	$730	$5,429	$3,778	$47	$119	$1	$10,104
Negative provision	(195)	(436)	(142)	(26)	79	(30)	(750)
Loans charged off	(15)	(232)	(131)	(21)	(5)	(1)	(405)
Recoveries	102	354	27	23	1	33	540
Ending balance	$622	$5,115	$3,532	$23	$194	$3	$9,489

September 30, 2015:
Beginning balance	$1,946	$9,213	$5,060	$226	$359	$5	$16,809
Negative provision for loan losses	(180)	(1,334)	(489)	(73)	(120)	(4)	(2,200)
Loans charged off	(201)	(768)	(486)	(70)	(41)	(14)	(1,580)
Recoveries	5	905	144	98	2	15	1,169
Ending balance	$1,570	$8,016	$4,229	$181	$200	$2	$14,198

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2016 and 2015:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Negative provision	(89)	(2,024)	458	(259)	(1)	15	(1,900)
Loans charged off	(276)	(477)	(1,181)	(56)	(13)	(79)	(2,082)
Recoveries	169	623	271	216	86	65	1,430
Ending balance	$622	$5,115	$3,532	$23	$194	$3	$9,489

September 30, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Negative provision for loan losses	(207)	(1,657)	(269)	(51)	(13)	(3)	(2,200)
Loans charged off	(675)	(2,361)	(1,777)	(200)	(111)	(47)	(5,171)
Recoveries	406	1,103	488	158	5	45	2,205
Ending balance	$1,570	$8,016	$4,229	$181	$200	$2	$14,198

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loa n losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$41	$297	$–	$1	$–	$339
Collectively evaluated for impairment	622	5,074	3,235	23	193	3	9,150
Total ending allowance balance	$622	$5,115	$3,532	$23	$194	$3	$9,489

Loans:
Loans individually evaluated for impairment	$571	$6,568	$8,940	$1	$134	$–	$16,214
Loans collectively evaluated for impairment	84,429	249,281	219,626	9,751	41,630	766	605,483
Total ending loans balance	$85,000	$255,849	$228,566	$9,752	$41,764	$766	$621,697

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

	As of September 30, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$784	$571	$—	$659	$—	$824	$1
Commercial real estate:
Construction	—	—	—	129	3	195	9
Farmland	6,040	4,216	—	4,404	79	4,299	87
Nonfarm nonresidential	4,669	1,354	—	4,023	2	5,569	308
Residential real estate:
Multi-family	4,121	4,121	—	3,254	179	2,235	237
1-4 Family	4,185	3,086	—	3,523	14	6,159	85
Consumer	34	1	—	4	—	8	8
Agriculture	97	69	—	69	—	92	—
Other	—	—	—	—	—	—	—
Subtotal	19,930	13,418	—	16,065	277	19,381	735
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	614	595	6	600	—	300	—
Nonfarm nonresidential	403	403	35	405	6	421	18
Residential real estate:
Multi-family	—	—	—	2,080	—	3,133	101
1-4 Family	2,179	1,733	297	1,656	20	1,671	74
Consumer	—	—	—	—	—	—	—
Agriculture	78	65	1	68	—	34	—
Other	—	—	—	—	—	—	—
Subtotal	3,274	2,796	339	4,809	26	5,559	193
Total	$23,204	$16,214	$339	$20,874	$303	$24,940	$928

	As of December 31, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$1,558	$1,112	$—	$1,439	$—	$1,630	$5
Commercial real estate:
Construction	278	262	—	833	3	2,426	11
Farmland	6,004	4,263	—	4,305	34	4,555	60
Nonfarm nonresidential	11,256	7,829	—	13,347	65	18,133	202
Residential real estate:
Multi-family	32	32	—	33	—	37	—
1-4 Family	14,066	11,756	—	13,163	96	14,040	340
Consumer	118	20	—	23	—	25	—
Agriculture	260	152	—	191	—	219	—
Other	—	—	—	—	1	61	5
Subtotal	33,572	25,426	—	33,334	199	41,126	623
With An Allowance Recorded: -*---------
Commercial	—	—	—	4	—	16	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	79	—
Nonfarm nonresidential	574	465	43	2,708	6	5,622	18
Residential real estate:
Multi-family	4,195	4,195	57	4,216	51	4,237	153
1-4 Family	1,690	1,690	328	1,691	29	1,709	68
Consumer	—	—	—	—	—	10	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,459	6,350	428	8,619	86	11,673	239
Total	$40,031	$31,776	$428	$41,953	$285	$52,799	$862

Cash basis income recognized for the three and nine months ended September 30, 2016 was $87,000 and $377,000, respectively, compared to $47,000 and $149,000 for the three and nine months ended September 30, 2015.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2016 and December 31, 2015:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2016
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	—	—	—
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	610	—	610
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	4,121	—	4,121
1-4 Family
Rate reduction	1,383	—	1,383
Total TDRs	$6,114	$3,379	$9,493

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	262	—	262
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,637	50	5,687
Principal deferral	—	622	622
Residential Real Estate:
Multi-family
Rate reduction	4,195	—	4,195
1-4 Family
Rate reduction	7,346	—	7,346
Total TDRs	$17,440	$3,544	$20,984

At September 30, 2016 and December 31, 2015, 64% and 83%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $238,000 and $179,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2016, and December 31, 2015, respectively. The Company has committed to lend no additional amounts as of September 30, 2016 and December 31, 2015 to borrowers with outstanding loans classified as TDRs.

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

As of September 30, 2016, the TDR classification was removed from one loan that met the requirements as discussed above. This loan totaled $5.0 million at December 31, 2015. This loan is no longer evaluated individually for impairment.

No TDR loan modifications occurred during the three or nine months ended September 30, 2016 or September 30, 2015. During the first nine months of 2016 and 2015, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Nonperforming Loans

Nonperforming loans include impaired loans not on accrual and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2016, and December 31, 2015:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(in thousands)
Commercial	$571	$1,112	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	4,811	4,263	—	—
Nonfarm nonresidential	1,147	2,657	—	—
Residential Real Estate:
Multi-family	—	32	—	—
1-4 Family	3,435	5,851	—	—
Consumer	1	20	—	—
Agriculture	134	152	—	—
Other	—	—	—	—
Total	$10,099	$14,087	$—	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2016
Commercial	$—	$—	$—	$571	$571
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	156	—	—	4,811	4,967
Nonfarm nonresidential	—	—	—	1,147	1,147
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	2,087	270	—	3,435	5,792
Consumer	65	3	—	1	69
Agriculture	27	—	—	134	161
Other	—	—	—	—	—
Total	$2,335	$273	$—	$10,099	$12,707

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2015
Commercial	$78	$—	$—	$1,112	$1,190
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	456	—	—	4,263	4,719
Nonfarm nonresidential	326	—	—	2,657	2,983
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	2,225	241	—	5,851	8,317
Consumer	41	—	—	20	61
Agriculture	7	—	—	152	159
Other	—	—	—	—	—
Total	$3,133	$241	$—	$14,087	$17,461

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans.  As of September 30, 2016, and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2016
Commercial	$83,466	$525	$—	$1,009	$—	$85,000
Commercial Real Estate:
Construction	28,881	5,211	—	86	—	34,178
Farmland	73,324	2,717	—	7,279	—	83,320
Nonfarm nonresidential	124,094	11,707	533	2,017	—	138,351
Residential Real Estate:
Multi-family	28,218	4,485	—	3,855	—	36,558
1-4 Family	170,439	12,941	70	8,558	—	192,008
Consumer	9,274	399	—	79	—	9,752
Agriculture	32,613	8,064	—	1,087	—	41,764
Other	766	—	—	—	—	766
Total	$551,075	$46,049	$603	$23,970	$—	$621,697

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2015
Commercial	$81,570	$2,953	$—	$1,653	$—	$86,176
Commercial Real Estate:
Construction	27,603	5,289	—	262	—	33,154
Farmland	65,476	4,844	—	6,092	—	76,412
Nonfarm nonresidential	111,901	22,687	1,328	4,654	—	140,570
Residential Real Estate:
Multi-family	35,300	4,879	—	3,952	—	44,131
1-4 Family	164,490	17,636	67	19,285	—	201,478
Consumer	9,323	474	—	213	—	10,010
Agriculture	21,402	4,601	—	313	—	26,316
Other	419	—	—	—	—	419
Total	$517,484	$63,363	$1,395	$36,424	$—	$618,666

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2016	December 31, 2015
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$6,781	$12,749
Nonfarm nonresidential	18	6,967
Residential Real Estate:
1-4 Family	299	128
	7,098	19,844
Valuation allowance	—	(630)
	$7,098	$19,214

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
OREO Valuation Allowance Activity:
Beginning balance	$441	$307	$630	$1,066
Provision to allowance	320	4,450	970	7,080
Write-downs	(761)	(4,457)	(1,600)	(7,846)
Ending balance	$—	$300	$—	$300

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $431,000 and $934,000 at September 30, 2016 and December 31, 2015, respectively.

Net activity relating to other real estate owned during the nine months ended September 30, 2016 and 2015 is as follows:

	For the Nine Months Ended September 30,
	2016	2015
	(in thousands)
OREO Activity
OREO as of January 1	$19,214	$46,197
Real estate acquired	1,243	4,450
Valuation adjustment write-downs	(970)	(7,080)
Net gain on sales	221	27
Proceeds from sale of properties	(12,610)	(14,417)
OREO as of September 30	$7,098	$29,177

OREO rental income totaled $46,000 and $451,000 for the three and nine months ended September 30, 2016, respectively, and $380,000 and $1.1 million for the three and nine months ended September 30, 2015, respectively.

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net (gain) loss on sales	$(52)	$16	$(221)	$(27)
Provision to allowance	320	4,450	970	7,080
Operating expense	54	665	535	1,743
Total	$322	$5,131	$1,284	$8,796

Note 6 – Deposits

 The following table shows ending deposit balances by category as of:

	September 30, 2016	December 31, 2015
	(in thousands)
Non-interest bearing	$119,005	$120,043
Interest checking	88,386	97,515
Money market	140,995	125,935
Savings	33,816	34,677
Certificates of deposit	454,742	499,827
Total	$836,944	$877,997

Time deposits of $250,000 or more were $28.2 million and $28.4 million at September 30, 2016 and December 31, 2015, respectively.

Scheduled maturities of all time deposits at September 30, 2016 were as follows (in thousands):

Year 1	$293,430
Year 2	89,256
Year 3	21,352
Year 4	41,930
Year 5	8,774
$454,742

Note 7 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Monthly amortizing advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 2.42% at September 30, 2016 and 2.65% at December 31, 2015	$2,619	$3,081

Each advance is payable based upon the terms of agreement, with a prepayment penalty. New advances are limited to a one-year maturity or less. No prepayment penalties were incurred during 2016 or 2015. The advances are collateralized by first mortgage loans. The borrowing capacity is based on the market value of the underlying pledged loans. At September 30, 2016, our additional borrowing capacity with the FHLB was $27.7 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Financial assets measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are summarized below:

		Fair Value Measurements at September 30, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$35,738	$—	$35,738	$—
Agency mortgage-backed: residential	101,461	—	101,461	—
State and municipal	2,198	—	2,198	—
Corporate bonds	3,036	—	3,036	—
Total	$142,433	$—	$142,433	$—

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and
federal agency	$33,262	$—	$33,262	$—
Agency mortgage-backed: residential	102,662	—	102,662	—
State and municipal	6,861	—	6,861	—
Corporate bonds	2,193	—	2,193	—
Total	$144,978	$—	$144,978	$—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended September 30, 2016 and 2015:

	Other Debt Securities
	2016	2015
	(in thousands)
Balances of recurring Level 3 assets at January 1	$—	$658
Total gain (loss) for the period:
Included in other comprehensive income (loss)	—	(7)
Balance of recurring Level 3 assets at September 30	$—	$651

At September 30, 2015, our other debt security valuation was determined internally by calculating discounted cash flows using the security’s coupon rate of 6.5% and an estimated current market rate of 8.25% based upon the current yield curve plus spreads that adjust for volatility, credit risk, and optionality. We also considered the issuer’s publicly filed financial information as well as assumptions regarding the likelihood of deferrals and defaults. This security was sold in December 2015.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	589	—	—	589
Nonfarm nonresidential	91	—	—	91
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,436	—	—	1,436
Consumer	—	—	—	—
Agriculture	64	—	—	64
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	6,781	—	—	6,781
Farmland	—	—	—	—
Nonfarm nonresidential	18	—	—	18
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	299	—	—	299

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	139	—	—	139
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,362	—	—	1,362
Consumer	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	12,344	—	—	12,344
Farmland	—	—	—	—
Nonfarm nonresidential	6,746	—	—	6,746
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	124	—	—	124

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.5 million at September 30, 2016 with a valuation allowance of $309,000, resulting in $220,000 and no additional provision for loan losses for the three and nine months ended September 30, 2016, respectively. Impaired loans had a carrying amount of $2.2 million with a valuation allowance of $369,000, and no additional provision for the three and nine months ended September 30, 2015. At December 31, 2015, impaired loans had a carrying amount of $1.8 million, with a valuation allowance of $337,000.

OREO, which is measured at the lower of carrying or fair value less estimated costs to sell, had a net carrying amount of $7.1 million as of September 30, 2016, compared with $29.2 million at September 30, 2015 and $19.2 million at December 31, 2015. Fair value write-downs of $761,000 and $1.6 million were recorded on OREO for the three and nine months ended September 30, 2016, respectively, and $4.5 million and $7.8 million for the three and nine months ended September 30, 2015, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Residential real estate	$1,436	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	22%	(10%)

Other real estate owned – Commercial real estate	$6,799	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)
Impaired loans – Residential real estate	$1,362	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$19,090	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)
		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$63,844	$51,594	$12,250	$—	$63,844
Securities available for sale	142,433	—	142,433	—	142,433
Securities held to maturity	41,883	—	44,815	—	44,815
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	134	—	134	—	134
Loans, net	612,208	—	—	618,572	618,572
Accrued interest receivable	3,067	—	1,033	2,034	3,067
Financial liabilities
Deposits	$836,944	$119,005	$707,176	$—	$826,181
Federal Home Loan Bank advances	2,619	—	2,692	—	2,692
Subordinated capital notes	3,375	—	—	3,303	3,303
Junior subordinated debentures	21,000	—	—	13,260	13,260
Accrued interest payable	590	—	396	194	590

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$93,335	$79,498	$13,837	$—	$93,335
Securities available for sale	144,978	—	144,978	—	144,978
Securities held to maturity	42,075	—	44,253	—	44,253
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	186	—	186	—	186
Loans, net	606,625	—	—	614,162	614,162
Accrued interest receivable	3,116	—	1,111	2,005	3,116
Financial liabilities
Deposits	$877,997	$120,043	$739,152	$—	$859,195
Federal Home Loan Bank advances	3,081	—	3,076	—	3,076
Subordinated capital notes	4,050	—	—	3,933	3,933
Junior subordinated debentures	21,000	—	—	12,810	12,810
Accrued interest payable	2,805	—	422	2,383	2,805

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$42,338	$38,085
Allowance for loan losses	3,321	4,214
Other real estate owned write-down	3,293	7,619
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	673	671
Net unrealized loss on securities	—	166
New market tax credit carry-forward	208	208
Nonaccrual loan interest	550	549
Other	1,796	1,875
	52,871	54,079

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	142	176
Net unrealized gain on securities	665	—
Other	1,055	865
	2,790	1,969
Net deferred tax assets before valuation allowance	50,081	52,110
Valuation allowance	(50,081)	(52,110)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of September 30, 2016.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2016 or September 30, 2015 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

At the annual meeting on May 25, 2016, shareholders approved the Porter Bancorp, Inc. 2016 Omnibus Equity Compensation Plan (“2016 Plan”), which replaces the Porter Bancorp, Inc. 2006 Stock Incentive Plan (“2006 Employee Plan”) that had expired earlier in 2016. The shares available for issuance under the 2016 Plan total 232,512 shares which represents the number of shares that had previously been authorized by shareholders for issuance under the 2006 Employee Plan. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three to ten years.

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

The fair value of the 2016 unvested shares issued was $323,000, or $1.82 per weighted-average share. The Company recorded $148,000 and $315,000 of stock-based compensation to salaries and employee benefits for the three and nine months ended September 30, 2016, respectively, and $132,000 and $313,000 for the three and nine months ended September 30, 2015, respectively. We expect substantially all of the unvested shares outstanding at the end of the period will vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended September 30, 2016		Twelve Months Ended December 31, 2015
	Shares	Weighted Average Grant Price	Shares	Weighted Average Grant Price
Outstanding, beginning	922,419	$0.96	775,492	$1.33
Granted	177,290	1.82	915,740	0.91
Vested	(96,120)	1.51	(285,977)	1.33
Terminated	—	—	(450,994)	1.25
Forfeited	(9,854)	1.23	(31,842)	1.13
Outstanding, ending	993,735	$1.06	922,419	$0.96

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2016 and beyond is estimated as follows (in thousands):

October 2016 – December 2016	$127
2017	197
2018	190
2019	30
2020 & thereafter	9

Note 11 – Earnings (Loss) per Share

The factors used in the basic and diluted loss per share computations follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)

Net income (loss)	$1,393	$(1,076)	$3,885	$(2,612)
Less:
Earnings (losses) allocated to unvested shares	46	(45)	129	(102)
Earnings (losses) allocated to participating preferred shares	—	—	—	(236)
Net income (loss) attributable to common shareholders, basic and diluted	$1,347	$(1,031)	$3,756	$(2,274)

Basic
Weighted average common shares including unvested common shares outstanding	31,115,223	25,768,887	29,488,087	25,626,610
Less:
Weighted average unvested common shares	1,034,143	1,087,340	977,062	1,002,867
Weighted average Series B preferred	—	—	—	890,901
Weighted average Series D preferred	—	—	—	1,419,341
Weighted average common shares outstanding	30,081,080	24,681,547	28,511,025	22,313,501
Basic income (loss) per common share	$0.04	$(0.04)	$0.13	$(0.10)

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	30,081,080	24,681,547	28,511,025	22,313,501
Diluted income (loss) per common share	$0.04	$(0.04)	$0.13	$(0.10)

The Company had no outstanding stock options at September 30, 2016 or 2015. A warrant for the purchase of 330,561 shares of the Company’s common stock at an exercise price of $15.88 was outstanding at September 30, 2016 and 2015 but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

In its Consent Order with the FDIC and the KDFI, the Bank has agreed to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Consent Order is described in greater detail in Note 2 – “Going Concern and Future Plans”. As of September 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio were both less than the minimum capital ratios required by the Consent Order, but otherwise compliant with Basel III capital requirements. The Bank cannot be considered well-capitalized while subject to the Consent Order. We are also restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators.

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

The following table shows the ratios and amounts of Common Equity Tier 1, Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		Regulatory Minimums for Capital A dequacy Purposes
	Amount	Ratio	Amount	Ratio
As of September 30, 2016:
Total risk-based capital (to risk-weighted assets)
Consolidated	$77,470	11.57%	$53,577	8.00%
Bank	74,802	11.18	53,523	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	42,659	6.37	30,137	4.50
Bank	63,770	9.53	30,107	4.50
Tier I capital (to risk-weighted assets)
Consolidated	56,788	8.48	40,183	6.00
Bank	63,770	9.53	40,142	6.00
Tier I capital (to average assets)
Consolidated	56,788	6.21	36,601	4.00
Bank	63,770	6.97	36,572	4.00

	Actual		Regulatory Minimums for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,530	10.46%	$52,436	8.00%
Bank	69,250	10.58	52,347	8.00
Total common equity Tier 1 risk-based capital (to risk weighted assets)
Consolidated	33,368	5.09%	29,495	4.50%
Bank	57,873	8.84	29,445	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,174	6.89	39,327	6.00
Bank	57,873	8.84	39,260	6.00
Tier I capital (to average assets)
Consolidated	45,174	4.74	38,131	4.00
Bank	57,873	6.08	38,085	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of September 30, 2016		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$74,802	11.18%	$80,284	12.00%
Tier I capital to average assets	63,770	6.97	82,287	9.00

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year is the current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company while subject to the Consent Order.

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

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleged that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. On May 12, 2016, the parties agreed to settle the litigation and executed a written settlement agreement. The Bank agreed to a settlement payment, which, to the extent not paid from insurance proceeds, had been previously reserved for. The court entered an agreed order ending the litigation on May 13, 2016.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. Our wholly owned subsidiary PBI Bank (“the Bank”) is the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of September 30, 2016, we had total assets of $915.3 million, total loans of $621.7 million, total deposits of $836.9 million and stockholders’ equity of $43.6 million.

The Company reported net income of $1.4 million and $3.9 million for the three and nine months ended September 30, 2016, compared with net loss of $1.1 million and $2.6 million for the same periods of 2015. After deductions for earnings allocated to participating securities, net income available to common shareholders was $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively, compared with net loss attributable to common shareholders of $1.0 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

Basic and diluted net income per common share were $0.04 and $0.13 for the three and nine months ended September 30, 2016, respectively, compared with basic and diluted net loss per common share of ($0.04) and ($0.10) for the three and nine months ended September 30, 2015, respectively.

We note the following significant items during the nine months ended September 30, 2016:

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

●

We recorded negative provision for loan losses expense of $1.9 million for the nine months ended September 30, 2016, compared to $2.2 million for the nine months ended September 30, 2015, because of declining historical loss rates, improvements in loan quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $652,000 for the first nine months of 2016, compared to $3.0 million for the first nine months of 2015. In the following paragraphs we discuss our improving trends in non-performing loans, past due loans, and loan risk categories during the period, the factors that led to the negative provision expense.

●

Non-performing loans decreased $4.0 million to $10.1 million at September 30, 2016, compared with $14.1 million at December 31, 2015. The decrease in non-performing loans was primarily due to $4.0 million in paydowns, $1.3 million in charge-offs, $751,000 in loans returned to accrual status, and $1.2 million in transfers to OREO, which were offset by $3.3 million in loans being placed on nonaccrual.

●

Loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.3 million at September 30, 2016, and loans past due 60-89 days increased slightly from $241,000 at December 31, 2015 to $273,000 at September 30, 2016. Total loans past due and nonaccrual loans decreased to $12.7 million at September 30, 2016, from $17.5 million at December 31, 2015.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2015. Pass loans represent 88.6% of the portfolio at September 30, 2016, compared to 83.6% at December 31, 2015. During the nine months ended September 30, 2016, the pass category increased approximately $33.6 million, the watch category declined approximately $17.3 million, the special mention category declined approximately $792,000, and the substandard category declined approximately $12.5 million. The $12.5 million decrease in loans classified as substandard was primarily driven by $7.9 million in principal payments received and $8.1 million in loans upgraded from substandard, offset by $6.7 million in loans downgraded to substandard during the nine months ended September 30, 2016.

●

Foreclosed properties were $7.1 million at September 30, 2016, compared with $19.2 million at December 31, 2015, and $29.2 million at September 30, 2015. During the first nine months of 2016, the Company acquired $1.2 million and sold $12.6 million of OREO. We incurred OREO losses totaling $749,000 during the first nine months of 2016 compared to $7.1 million during the first nine months of 2015, reflecting gains and losses on sales and fair value write-downs for reductions in listing prices for certain properties and updated appraisals.

●	Our ratio of non-performing assets to total assets decreased to 1.88% at September 30, 2016, compared with 3.51% at December 31, 2015, and 4.85% at September 30, 2015.

●

Net interest margin increased 20 basis points to 3.45% for the first nine months of 2016 compared with 3.25% for the first nine months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.03% for the first nine months of 2015 to 4.14% for the first nine months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.87% for the first nine months of 2015 to 0.79% in the first nine months of 2016.

●

Average loans receivable declined approximately $19.7 million or 3.1% to $621.8 million for the nine months ended September 30, 2016 compared with $641.5 million for the nine months ended September 30, 2015. This resulted in an interest revenue volume decline of approximately $726,000. The decrease in the cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates and the declining volume of certificates of deposit.

●

Non-interest income decreased $2.9 million to $3.6 million for the first nine months of 2016, compared with $6.5 million for the first nine months of 2015. The decrease was driven primarily by gains on the sales of securities totaling $187,000 in the first nine months of 2016, compared to $1.7 million in the first nine months of 2015. Additionally, OREO income decreased $658,000 in 2016 as a result of income producing properties being sold. The third quarter of 2015 was also positively impacted by an $883,000 gain on extinguishment of junior subordinated debt. Non-interest expense decreased $9.4 million to $23.9 million for the first nine months of 2016 compared with $33.4 million for the first nine months of 2015, primarily due to OREO expense totaling $1.3 million in the first nine months of 2016, compared to $8.8 million in the first nine months of 2015, as well as professional fees totaling $1.3 million in the first nine months of 2016, compared to $2.3 million in the first nine months of 2015.

●

Deposits decreased 4.7% to $836.9 million at September 30, 2016, compared with $878.0 million at December 31, 2015. Certificate of deposit balances decreased $45.1 million during the first nine months of 2016 to $454.7 million at September 30, 2016, from $499.8 million at December 31, 2015. Money market deposits increased 12.0% at September 30, 2016 compared with December 31, 2015.

Going Concern Considerations and Future Plans

As described in Note 2 – “Going Concern Considerations and Future Plans,” our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in the Company’s annual report filed on Form 10-K for the year ended December 31, 2015 created substantial doubt about the Company’s ability to continue as a going concern at December 31, 2015. Since December 31, 2015, we have made significant improvements in our operating results, improved our liquidity position through a capital raise, brought current interest payment obligations on our junior subordinated debt in 2016, reduced non-performing assets, and reduced contingent liability risk as described below.

For the nine months ended September 30, 2016, we reported net income of $3.9 million compared with net loss of $3.2 million and $11.2 million for the years ended December 31, 2015 and 2014, respectively. Our financial performance has been negatively impacted by the Bank’s elevated level of non-performing assets, although the impact continues to diminish as we have substantially reduced non-performing assets during recent periods. Non-performing loans were 1.62%, 2.28%, and 7.57% of total loans at September 30, 2016, December 31, 2015, and December 31, 2014, respectively. Non-performing assets were 1.88%, 3.51%, and 9.19% of total assets at September 30, 2016, December 31, 2015, and December 31, 2014, respectively. See “Analysis of Financial Condition,” below.

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

PBI Bank is in compliance with each element of its Consent Order with the Federal Depository Insurance Corporation and the Kentucky Department of Financial Institutions other than the requirement that the Bank maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. As of September 30, 2016, the Bank’s Tier 1 leverage ratio and total risk based capital ratio had improved 6.97% and 11.18%, respectively, both less than the minimum capital ratios required by the Consent Order, but otherwise compliant with Basel III capital requirements. The Consent Order provides that if the Bank should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank would be required to develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

In order to meet the 9.0% Tier 1 leverage ratio and 12.0% total risk based capital ratio requirements of the Consent Order, the Board of Directors and management are continuing to evaluate and implement strategies to achieve the following objectives:

●	Increasing capital, including through the issuance of senior debt, subordinated debt, or equity securities.
●	Continuing to operate the Company and Bank in a safe and sound manner. We have reduced our lending concentrations and the size of our balance sheet while continuing to remediate non-performing loans.
●	Executing on the sale of OREO and reinvesting the sale proceeds in quality income producing assets.
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

The Consent Order requires the Bank to obtain the written consent of both the FDIC and the KDFI before declaring or paying any future dividends to the Company, which are its principal source of the Company’s revenue. Since the Bank is unlikely to be able to pay dividends to the Company until the Consent Order is satisfied, cash inflows for the Company are limited to the issuance of new debt or the issuance of capital securities. The Company’s liquid assets were $2.2 million at September 30, 2016. Ongoing operating expenses of the Company are forecast at approximately $1.0 million for the next twelve months.

Our consolidated financial statements do not include any adjustments that may result were the Company to become unable to continue as a going concern.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2015. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2016, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2016, compared with the same period of 2015:

	For the Three Months Ended September 30,		Change from Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)

Gross interest income	$8,931	$9,179	$(248)	(2.7)%
Gross interest expense	1,473	1,697	(224)	(13.2)
Net interest income	7,458	7,482	(24)	(0.3)
Provision (negative provision) for loan losses	(750)	(2,200)	(1,450)	(65.9)
Non-interest income	1,105	2,210	(1,105)	(50.0)
Non-interest expense	7,920	12,968	(5,048)	(38.9)
Net income (loss)	1,393	(1,076)	2,469	229.5

Net income for the three months ended September 30, 2016 totaled $1.4 million, compared with net loss of $1.1 million for the comparable period of 2015. Net interest income decreased $24,000 from the third quarter of 2015 as a result of a decrease in earning assets, offset by an increase in net interest margin. Net interest margin increased 14 basis points to 3.47% in the third quarter of 2016 compared with 3.33% in the third quarter of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.07% for the third quarter of 2015 to 4.15% for the third quarter of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.83% in the third quarter of 2015 to 0.78% in the third quarter of 2016. Average earning assets decreased from $903.9 million for the third quarter of 2015 to $864.3 for the third quarter of 2016. Non-interest income decreased by $1.1 million to $1.1 million from $2.2 million in the third quarter of 2015. Non-interest income for the third quarter of 2015 was positively impacted by an $833,000 gain on extinguishment of junior subordinated debt. Non-interest expense decreased from $13.0 million in the third quarter of 2015 to $7.9 million in the third quarter of 2016 primarily due to a decrease in OREO expense of $4.8 million commensurate with the significant reduction in foreclosed properties, and a $246,000 decline in professional fees.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2016, compared with the same period of 2015:

	For the Nine Months Ended September 30,		Change from Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)

Gross interest income	$26,821	$27,549	$(728)	(2.6)%
Gross interest expense	4,516	5,438	(922)	(17.0)
Net interest income	22,305	22,111	194	0.9
Provision (negative provision) for loan losses	(1,900)	(2,200)	(300)	(13.6)
Non-interest income	3,648	6,471	(2,823)	(43.6)
Non-interest expense	23,947	33,394	(9,447)	(28.3)
Net income (loss) before taxes	3,906	(2,612)	6,518	249.5
Income tax expense	21	—	21	100.0
Net income (loss)	3,885	(2,612)	6,497	248.7

Net income for the nine months ended September 30, 2016 totaled $3.9 million, compared with net loss of $2.6 million for the comparable period of 2015. Net interest income increased $194,000 from the first nine months of 2015 as a result of the positive impact of the collection of previously charged-off accrued uncollected interest of approximately $377,000 during the first nine months 2016, offset by a decrease in earning assets for the first nine months of 2016. Net interest margin increased 20 basis points to 3.45% in the first nine months of 2016 compared with 3.25% in the first nine months of 2015. The increase in margin between periods was due to an increase in the yield on earning assets from 4.03% for the first nine months of 2015 to 4.14% for the first nine months of 2016, coupled with a decrease in the cost of interest bearing liabilities from 0.87% in the first nine months of 2015 to 0.79% in the first nine months of 2016. Average earning assets decreased from $923.3 million for the first nine months of 2015 to $874.2 million for the first nine months of 2016. Non-interest income decreased by $2.8 million to $3.6 million from $6.5 million in the first nine months of 2015 primarily due to a decrease in net gain on sales of securities of $1.5 million. Also, non-interest income for the first nine months of 2015 was positively impacted by an $883,000 gain on extinguishment of junior subordinated debt. Non-interest expense decreased from $33.4 million in the first nine months of 2015 to $23.9 million in the first nine months of 2016 primarily due to a decrease in OREO expense of $7.5 million commensurate with the significant reduction in foreclosed properties, a $1.1 million decline in professional fees, and a decline in loan collection expense of $320,000.

Net Interest Income – Our net interest income was $7.5 million for the three months ended September 30, 2016, a decrease of $24,000, or 0.3%, compared with $7.5 million for the same period in 2015. Net interest spread and margin were 3.37% and 3.47%, respectively, for the third quarter of 2016, compared with 3.24% and 3.33%, respectively, for the third quarter of 2015. Net average non-accrual loans were $11.0 million and $26.0 million for the third quarters of 2016 and 2015, respectively.

Average loans receivable declined approximately $13.9 million for the third quarter of 2016 compared with the third quarter of 2015. This resulted in an interest revenue volume decline of approximately $170,000 as well as a decline in interest recoveries and rate improvements aggregating $26,000 for the quarter ended September 30, 2016 compared with the prior year period. Interest foregone on non-accrual loans totaled $180,000 in the third quarter of 2016, compared with $181,000 in the second quarter of 2016, and $352,000 in the third quarter of 2015.

Net interest margin increased 14 basis points from our margin of 3.33% in the prior year third quarter to 3.47% for the third quarter of 2016. The yield on earning assets increased eight basis points and rates paid on interest-bearing liabilities declined five basis points from the third quarter of 2015. The reduction in the cost of interest bearing liabilities was primarily driven by declines in the average rates paid on and volume declines in certificates of deposit between periods.

Net interest income was $22.3 million for the nine months ended September 30, 2016, an increase of $194,000, or 0.1%, compared with $22.1 million for the same period in 2015. Net interest spread and margin were 3.35% and 3.45%, respectively, for the first nine months of 2016, compared with 3.16% and 3.25%, respectively, for the first nine months of 2015. Net average non-accrual loans were $12.0 million and $34.5 million for the first nine months of 2016 and 2015, respectively. Cost of funds decreased eight basis points from 0.87% for the first nine months of 2015 to 0.79% for the first nine months of 2016.

Average loans receivable declined approximately $19.7 million for the nine months ended September 30, 2016 compared with the first nine months of 2015. This resulted in a decline in interest revenue of approximately $726,000 for the nine months ended September 30, 2016 compared with the prior year period.

Net interest margin increased 20 basis points from our margin of 3.25% in the first nine months of 2015. The yield on earning assets increased 11 basis points from the first nine months of 2015, compared with a 8 basis point decline in rates paid on interest-bearing liabilities. The reduction in the cost of interest bearing liabilities was primarily driven by declines in the average rates paid on and volume declines in and certificates of deposit between periods.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$626,095	$7,699	4.89%	$639,954	$7,895	4.89%
Securities
Taxable	160,130	956	2.38	165,692	986	2.36
Tax-exempt (3)	20,779	153	4.51	24,819	187	4.60
FHLB stock	7,323	72	3.91	7,323	73	3.95
Federal funds sold and other	49,980	51	0.41	66,069	38	0.23
Total interest-earning assets	864,307	8,931	4.15%	903,857	9,179	4.07%
Less: Allowance for loan losses	(10,135)			(16,818)
Non-interest earning assets	63,453			81,432
Total assets	$917,625			$968,471

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$455,840	$1,009	0.88%	$546,502	$1,267	0.92%
NOW and money market deposits	231,601	238	0.41	198,752	192	0.38
Savings accounts	33,874	15	0.18	35,348	17	0.19
Repurchase agreements	—	—	—	382	—	—
FHLB advances	2,672	17	2.53	3,315	23	2.75
Junior subordinated debentures	24,598	194	3.14	29,454	198	2.67
Total interest-bearing liabilities	748,585	1,473	0.78%	813,753	1,697	0.83%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	118,611			112,660
Other liabilities	8,259			11,138
Total liabilities	875,455			937,551
Stockholders’ equity	42,170			30,920
Total liabilities and stockholders’ equity	$917,625			$968,471

Net interest income		$7,458			$7,482

Net interest spread			3.37%			3.24%

Net interest margin			3.47%			3.33%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $11.0 million and $26.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the nine month periods ended September 30, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$621,824	$23,036	4.95%	$641,489	$23,496	4.90%
Securities
Taxable	161,232	2,895	2.40	171,960	3,122	2.43
Tax-exempt (3)	21,355	475	4.57	25,580	580	4.66
FHLB stock	7,323	219	3.99	7,323	219	4.00
Federal funds sold and other	62,451	196	0.42	76,966	132	0.23
Total interest-earning assets	874,185	26,821	4.14%	923,318	27,549	4.03%
Less: Allowance for loan losses	(11,138)			(18,030)
Non-interest earning assets	67,241			89,067
Total assets	$930,288			$994,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$471,530	$3,108	0.88%	$572,243	$4,173	0.97%
NOW and money market deposits	231,213	696	0.40	195,887	544	0.37
Savings accounts	34,460	46	0.18	36,003	58	0.22
Repurchase agreements	—	—	—	785	1	0.17
FHLB advances	2,827	54	2.55	3,583	74	2.76
Junior subordinated debentures	24,822	612	3.29	29,706	588	2.65
Total interest-bearing liabilities	764,852	4,516	0.79%	838,207	5,438	0.87%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	117,377			112,326
Other liabilities	9,735			10,946
Total liabilities	891,964			961,479
Stockholders’ equity	38,324			32,876
Total liabilities and stockholders’ equity	$930,288			$994,355

Net interest income		$22,305			$22,111

Net interest spread			3.35%			3.16%

Net interest margin			3.45%			3.25%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $12.0 million and $34.5 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2016 vs. 2015			Nine Months Ended September 30 2016 vs. 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(26)	$(170)	$(196)	$266	$(726)	$(460)
Securities	(5)	(59)	(64)	(55)	(277)	(332)
FHLB stock	(1)	—	(1)	—	—	—
Federal funds sold and other	24	(11)	13	93	(29)	64
Total increase (decrease) in interest income	(8)	(240)	(248)	304	(1,032)	(728)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(56)	(202)	(258)	(377)	(688)	(1,065)
NOW and money market accounts	13	33	46	49	103	152
Savings accounts	(1)	(1)	(2)	(10)	(2)	(12)
Federal funds purchased and repurchase agreements	—	—	—	—	(1)	(1)
FHLB advances	(2)	(4)	(6)	(5)	(15)	(20)
Junior subordinated debentures	32	(36)	(4)	131	(107)	24
Total increase (decrease) in interest expense	(14)	(210)	(224)	(212)	(710)	(922)
Increase (decrease) in net interest income	$6	$(30)	$(24)	$516	$(322)	$194

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Service charges on deposit accounts	$520	$492	$1,422	$1,376
Bank card interchange fees	214	212	637	644
Other real estate owned rental income	46	380	451	1,109
Bank owned life insurance income	101	65	316	229
Net gain (loss) on sales of securities	(16)	—	187	1,696
Gain on extinguishment of junior subordinated debt	—	883	—	883
Other	240	178	635	534
Total non-interest income	$1,105	$2,210	$3,648	$6,471

Non-interest income for the third quarter of 2016 decreased by $1.1 million, or 50.0%, compared with the third quarter of 2015. For the nine months ended September 30, 2016, non-interest income decreased by $2.8 million, or 43.6% to $3.6 million compared with $6.5 million for the same period of 2015. The decrease in non-interest income between the three month comparative periods was primarily due to the $883,000 gain on extinguishment of junior subordinated debt recognized in the third quarter of 2015, as well as a decrease of $334,000 in OREO rental income as income producing properties have been sold. The decrease in non-interest income between the nine month comparative periods was primarily due to a $1.5 million decrease in net gain on sales of investment securities, a decrease in OREO income, and the $883,000 gain on extinguishment of junior subordinated debt recognized in the third quarter of 2015.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Salary and employee benefits	$3,945	$3,920	$11,624	$11,795
Occupancy and equipment	842	815	2,504	2,513
Professional fees	374	620	1,251	2,313
FDIC insurance	442	539	1,458	1,673
Data processing expense	295	278	887	860
State franchise and deposit tax	255	285	765	855
Other real estate owned expense	322	5,131	1,284	8,796
Loan collection expense	222	321	575	895
Other	1,223	1,059	3,599	3,694
Total non-interest expense	$7,920	$12,968	$23,947	$33,394

Non-interest expense for the third quarter ended September 30, 2016 decreased $5.0 million, or 38.9%, compared with the third quarter of 2015. For the nine months ended September 30, 2016, non-interest expense decreased $9.4 million, or 28.3% to $23.9 million compared with $33.4 million for the first nine months of 2015. The decreases in non-interest expense for the third quarter and nine months ended September 30, 2016 were primarily attributable to decreased OREO expenses commensurate with the significant reduction in foreclosed properties, as well as decreased professional fees.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Federal statutory rate times financial statement income	$487	$(376)	$1,367	$(914)
Effect of:
Valuation allowance	(465)	689	(1,197)	1,228
Tax-exempt income	(52)	(65)	(161)	(201)
Non-taxable life insurance income	(35)	(23)	(110)	(80)
Other, net	65	(225)	122	(33)
Total	$—	$—	$21	$—

Analysis of Financial Condition

Total assets decreased $33.4 million, or 3.5%, to $915.3 million at September 30, 2016, from $948.7 million at December 31, 2015. This decrease was primarily attributable to a decrease in cash and cash equivalents of $29.5 million which funded the redemption of interest bearing deposits of $27.8 million. There was also a decrease in OREO of $12.1 million, offset by an increase in net loans of $5.6 million and an increase in bank owned life insurance of $5.3 million.

Loans Receivable – Loans receivable increased $3.0 million, or 0.5%, during the nine months ended September 30, 2016 to $621.7 million as loan growth outpaced payoffs.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate and 1-4 family residential real estate, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in nonfarm nonresidential commercial real estate below). Those loans totaled $64.4 million at September 30, 2016 and $59.1 million at December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$85,000	13.68%	$86,176	13.93%
Commercial Real Estate
Construction	34,178	5.50	33,154	5.36
Farmland	83,320	13.40	76,412	12.35
Nonfarm nonresidential	138,351	22.25	140,570	22.72
Residential Real Estate
Multi-family	36,558	5.88	44,131	7.13
1-4 Family	192,008	30.88	201,478	32.57
Consumer	9,752	1.57	10,010	1.62
Agriculture	41,764	6.72	26,316	4.25
Other	766	0.12	419	0.07
Total loans	$621,697	100.0%	$618,666	100.0%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
	Loans	% to Total	Loans	% to Total	Loans	% to Total	Loans	% to Total
	(dollars in thousands)
Pass	$551,075	88.6%	$547,853	87.8%	$534,451	86.2%	$517,484	83.7%
Watch	46,049	7.4	50,024	8.0	59,265	9.6	63,363	10.2
Special Mention	603	0.1	622	0.1	1,383	0.2	1,395	0.2
Substandard	23,970	3.9	25,637	4.1	24,728	4.0	36,424	5.9
Doubtful	—	—	—	—	—	—	—	—
Total	$621,697	100.0%	$624,136	100.0%	$619,827	100.0%	$618,666	100.0%

Our loans receivable have increased $3.0 million, or 0.5%, during the nine months ended September 30, 2016. Except for the pass loan category, all loan risk categories have decreased since December 31, 2015. The pass category increased approximately $33.6 million, the watch category decreased approximately $17.3 million, the special mention category declined approximately $792,000, and the substandard category declined approximately $12.5 million. The $12.5 million decrease in loans classified as substandard was primarily driven by $8.1 million in loans upgraded from substandard, $7.9 million in principal payments received, $1.2 million in migration to OREO, and $1.9 million in charge-offs, offset by $6.7 million in loans moved to substandard during the period.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
	(in thousands)
Past Due Loans:
30-59 Days	$2,335	$2,401	$1,829	$3,133
60-89 Days	273	336	62	241
90 Days and Over	—	—	—	—
Total Loans Past Due 30-90+ Days	2,608	2,737	1,891	3,374

Nonaccrual Loans	10,099	11,599	11,119	14,087
Total Past Due and Nonaccrual Loans	$12,707	$14,336	$13,010	$17,461

During the nine months ended September 30, 2016, nonaccrual loans decreased by $4.0 million to $10.1 million. This decrease was due primarily to $4.0 million in paydowns, $1.3 million in charge offs, $751,000 in loans returned to accrual status and $1.2 million in loans migrating to OREO, offset by $3.3 million in loans being placed on nonaccrual during the period. During the nine months ended September 30, 2016, loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.3 million. Loans past due 60-89 days increased from $241,000 at December 31, 2015 to $273,000 at September 30, 2016. This represents a $766,000 decrease from December 31, 2015 to September 30, 2016, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Loans past due 90 days or more still on accrual	$—	$—
Nonaccrual loans	10,099	14,087
Total non-performing loans	10,099	14,087
Real estate acquired through foreclosure	7,098	19,214
Other repossessed assets	—	—
Total non-performing assets	$17,197	$33,301

Non-performing loans to total loans	1.62%	2.28%
Non-performing assets to total assets	1.88%	3.51%
Allowance for non-performing loans	$291	$295
Allowance for non-performing loans to non-performing loans	2.88%	2.09%

Nonperforming loans at September 30, 2016, were $10.1 million, or 1.62% of total loans, compared with $14.1 million, or 2.28% of total loans at December 31, 2015, and $17.0 million, or 2.72% of total loans at September 30, 2015.

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

At September 30, 2016, we had 18 restructured loans totaling $9.5 million with borrowers who experienced deterioration in financial condition compared with 30 loans totaling $21.0 million at December 31, 2015. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Of these loans, three loans totaling approximately $3.3 million were also granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $472,000 of commercial loans. At September 30, 2016, $6.1 million of our restructured loans were accruing and $3.4 million were on nonaccrual compared with $17.4 million and $3.5 million, respectively, at December 31, 2015. There were no new TDRs during the first nine months of 2016 or 2015. During the nine months ended September 30, 2016, TDRs were reduced as a result of $6.5 million in payments. In addition, the TDR classification was removed from one loan that met the requirements as discussed above. This loan totaled $5.0 million at December 31, 2015. This loan is no longer evaluated individually for impairment.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Total non-performing loans	$10,099	$14,087
TDRs on accrual	6,114	17,440
Total non-performing loans and TDRs on accrual	$16,213	$31,527
Real estate acquired through foreclosure	7,098	19,214
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$23,311	$50,741

Total non-performing loans and TDRs on accrual to total loans	2.61%	5.10%
Total non-performing assets and TDRs on accrual to total assets	2.55%	5.35%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2016 and 2015, and for the year ended December 31, 2015 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2016	2015	2016	2015	2015
	(dollars in thousands)
Balance at beginning of period	$10,104	$16,809	$12,041	$19,364	$19,364

Loans charged-off:
Real estate	363	1,254	1,658	4,138	5,050
Commercial	15	201	276	675	696
Consumer	21	70	56	200	268
Agriculture	5	41	13	111	118
Other	1	14	79	47	—
Total charge-offs	405	1,580	2,082	5,171	6,132

Recoveries
Real estate	381	1,049	894	1,591	2,338
Commercial	102	5	169	406	723
Consumer	23	98	216	158	240
Agriculture	1	2	86	5	8
Other	33	15	65	45	—
Total recoveries	540	1,169	1,430	2,205	3,309
Net charge-offs (recoveries)	(135)	411	652	2,966	2,823
Provision (negative provision) for loan losses	(750)	(2,200)	(1,900)	(2,200)	(4,500)
Balance at end of period	$9,489	$14,198	$9,489	$14,198	$12,041

Allowance for loan losses to period-end loans	1.53%	2.27%	1.53%	2.27%	1.95%
Net charge-offs (recoveries) to average loans (annualized)	(0.09)%	0.25%	0.14%	0.62%	0.44%
Allowance for loan losses to non-performing loans	93.96%	83.58%	93.96%	83.58%	85.48%

Allowance for loan losses for loans individually evaluated for impairment	$339	$469	$339	$469	$428
Loans individually evaluated for impairment	16,214	34,895	16,214	34,895	31,776
Allowance for loan losses to loans individually evaluated for impairment	2.09%	1.34%	2.09%	1.34%	1.35%

Allowance for loan losses for loans collectively evaluated for impairment	$9,150	$13,729	$9,150	$13,729	$11,613
Loans collectively evaluated for impairment	605,483	589,519	605,483	589,519	586,890
Allowance for loan losses to loans collectively evaluated for impairment	1.51%	2.33%	1.51%	2.33%	1.98%

Our loan loss reserve, as a percentage of total loans at September 30, 2016, decreased to 1.53% from 1.95% at December 31, 2015 and from 2.27% at September 30, 2015. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the fluctuation in historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications, improved charge-off levels, and negative provision expense. Our allowance for loan losses to non-performing loans was 93.96% at September 30, 2016, compared with 85.48% at December 31, 2015, and 83.58% at September 30, 2015. Net charge-offs in the first nine months of 2016 totaled $652,000 compared to $3.0 million in the first nine months of 2015.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Commercial	$107	$(27)	$485
Commercial Real Estate	(146)	1,225	11,878
Residential Real Estate	910	1,487	3,339
Consumer	(160)	37	167
Agriculture	(73)	110	17
Other	14	(9)	(26)
Total net charge-offs	$652	$2,823	$15,860

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.88% at September 30, 2016 compared with 2.09% at December 31, 2015, and 2.31% at September 30, 2015.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$11,726	$10,485	$18,112	$19,983
Prior charge-offs	(5,158)	(1,545)	(5,293)	(2,310)

Recorded investment	6,568	8,940	12,819	17,673
Allocated allowance	(41)	(297)	(43)	(385)

Recorded investment, less allocated allowance	$6,527	$8,643	$12,776	$17,288

Recorded investment, less allocated allowance/ Unpaid principal balance	55.66%	82.43%	70.54%	86.51%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 55.66% and 82.43% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2016.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	September 30, 2016			June 30, 2016			March 31, 2016			December 31, 2015
	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$84,429	$622	0.74%	$74,474	$730	0.98%	$82,879	$642	0.77%	$85,064	$818	0.96%
Commercial real estate	249,281	5,074	2.04	246,341	5,384	2.19	240,319	6,724	2.80	237,317	6,950	2.93
Residential real estate	219,626	3,235	1.47	228,952	3,678	1.61	227,435	3,258	1.43	227,936	3,599	1.58
Consumer	9,751	23	0.24	9,847	47	0.48	9,921	115	1.16	9,990	122	1.22
Agriculture	41,630	193	0.46	38,571	118	0.31	32,654	136	0.42	26,164	122	0.47
Other	766	3	0.39	416	1	0.24	383	1	0.26	419	2	0.48
Total	$605,483	$9,150	1.51%	$598,601	$9,958	1.66%	$593,591	$10,876	1.83%	$586,890	$11,613	1.98%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.51% at September 30, 2016 from 2.33% at September 30, 2015 and 1.98% at December 31, 2015. This decline was driven primarily by declining historical loss trends and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – A negative provision for loan losses of $1.9 million was recorded for the nine months ended September 30, 2016, compared to negative provision of $2.2 million for the first nine months of 2015. The negative provision for 2016 was driven by declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. Except for the pass category, all loan risk categories have decreased since December 31, 2015. The pass category increased approximately $33.6 million, the watch category decreased approximately $17.3 million, the special mention category declined approximately $792,000, and the substandard category declined approximately $12.5 million. Net charge-offs were $652,000 for the nine months ended September 30, 2016, compared with $3.0 million for September 30, 2015. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2016 were $7.1 million compared with $29.2 million at September 30, 2015 and $19.2 million at December 31, 2015.  See “Note 5 - Other Real Estate Owned,” of the notes to the financial statements. During the first nine months of 2016, we acquired $1.2 million of OREO properties, and sold properties totaling approximately $12.6 million. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $1.3 million for the nine months ended September 30, 2016, compared with $8.8 million for the same period of 2015. During the nine months ended September 30, 2016, fair value write-downs of $970,000 were recorded to reflect declines in fair value driven by reductions in listing prices and new appraisals compared with $7.1 million for the nine months ended September 30, 2015.

Liabilities – Total liabilities at September 30, 2016 were $871.7 million compared with $916.7 million at December 31, 2015, a decrease of $45.0 million, or 4.9%. This decrease was primarily attributable to a decrease in deposits of $41.1 million from $878.0 million at December 31, 2015 to $836.9 million at September 30, 2016.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months Ended September 30, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$117,377		$113,576
Interest checking	96,406	0.13%	88,814	0.13%
Money market	134,807	0.60	112,350	0.57
Savings	34,460	0.18	35,604	0.21
Certificates of deposit	471,530	0.88	557,441	0.96
Total deposits	$854,580	0.60%	$907,785	0.68%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months Ended September 30, 2016		For the Year Ended December 31, 2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Less than $100,000	$265,883	0.86%	$306,941	0.93%
$100,000 or more	205,647	0.91	250,500	0.99
Total	$471,530	0.88%	$557,441	0.96%

The following table shows at September 30, 2016 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$33,060
Three months through six months	65,439
Six months through twelve months	33,199
Over twelve months	71,265
Total	$202,963

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At September 30, 2016, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At September 30, 2016, we had an unused borrowing capacity with the FHLB of $27.7 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans. Any new advances are limited to a one-year maturity or less.

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

Capital

Stockholders’ equity increased $11.6 million to $43.6 million at September 30, 2016, compared with $32.0 million at December 31, 2015 due to the issuance of $5.0 in common stock, current year net income of $3.9 million and an increase in the fair value of our available for sale securities portfolio of $2.3 million.

The following table shows the ratios of Tier 1 capital and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated:

				September 30, 2016		December 31, 2015
	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	Porter Bancorp	PBI Bank	Porter Bancorp	PBI Bank

Tier 1 Capital	6.0%	8.0%	N/A	8.48%	9.53%	6.89%	8.84%
Common equity Tier I capital	4.5	6.5	N/A	6.37	9.53	5.09	8.84
Total risk-based capital	8.0	10.0	12.0%	11.57	11.18	10.46	10.58
Tier 1 leverage ratio	4.0	5.0	9.0	6.21	6.97	4.74	6.08

Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if undertaken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement begins in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, our Consent Order calls for the Bank to maintain a ratio of total capital to total risk-weighted assets (“total risk-based capital ratio”) of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%. The Bank cannot be considered “well-capitalized” while subject to the consent order.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given a 100 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 0.7% at September 30, 2016, compared with an increase of 0.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 1.6% at September 30, 2016, compared with an increase of 1.6% at December 31, 2015, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2016, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(448)	(1.61)%
+ 100 basis points	(187)	(0.67)
- 100 basis points	(1,129)	(4.05)
- 200 basis points	(2,729)	(9.79)

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

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 3, 2016	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 3, 2016	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer