Form 10-K
period 2016-12-31
Porter Bancorp, Inc.
filed 2017-02-28
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

   Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2016, was $16,097,309 based upon the last sales price reported for such date on the NASDAQ Capital Market.

4,632,933 Common Shares and 1,591,600 Non-Voting Common Shares were outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2017 are incorporated by reference into Part III of this Form 10-K.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate PBI Bank (the “Bank”), our wholly owned subsidiary and the fourteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of December 31, 2016, we had total assets of $945.2 million, total loans of $639.2 million, total deposits of $849.9 million and stockholders’ equity of $32.7 million.

Our Markets

We operate in markets that include the four largest cities in Kentucky – Louisville, Lexington, Bowling Green and Owensboro – and in other communities along the I-65 corridor.

■

Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky. We also have banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s major employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, GE Appliances and Lighting, Humana, Norton Healthcare, Brown-Forman, YUM! Brands, Papa John’s Pizza, and Texas Roadhouse.

■

Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World”. It is also the home of the University of Kentucky and Transylvania University. The area’s major employers include Toyota, Lexmark, IBM Global Services and Valvoline.

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

■

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, US Bank Home Mortgage, Titan Contracting and Specialty Food Group.

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

Employees

At December 31, 2016, the Company had 238 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

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

The Consent Order with the FDIC and KDFI was subsequently revised in October 2012 and November 2015. In the most recent revision, the Bank continues to agree to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. The Bank also agrees that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC and KDFI, then the Bank would within 30 days develop, adopt and implement a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan. The most recent Consent Order includes several of the substantive provisions of the prior Consent Orders, but omits previous provisions related to reducing loan concentrations, which the Bank has satisfied. It also requires the Bank to continue to adhere to the plans implemented in response to the prior Consent Orders.

We continue to work towards achieving capital ratio compliance. At December 31, 2016, the Bank’s Tier 1 leverage ratio was 6.24% and its total risk-based capital ratio was 9.88%, which are below the minimums of 9.0% and 12.0% required by the Consent Order.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that significantly impact the ways in which banks and bank holding companies, including the Company and the Bank, do business. For example, regulations issued under the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, and permanently increased the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred security issuances from counting as Tier I capital. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Dodd-Frank Act codified and expanded the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of a new financial consumer protection agency that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance.

Many provisions of the Dodd-Frank Act require interpretation and rule-making by federal agencies. The Company monitors all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations, which results in greater compliance costs and higher fees paid to regulators. Future implementation of the Dodd-Frank Act may result in restrictions on the Company’s operations.

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

Acquisitions. A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank and is engaged in certain non-banking activities. Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then may only do so if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company would constitute an acquisition of control of the bank holding company. In addition, approval of the Federal Reserve Board is required before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Permissible Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature,” incidental to financial activity, or complementary to financial activity that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are “financial in nature” include securities underwriting, dealing and market making in securities; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. We have not filed an election to become a financial holding company.

Capital Adequacy Requirements. Both the Company and the Bank are required to comply with capital adequacy guidelines. Guidelines are established by the Federal Reserve Board for the Company and the FDIC for the Bank. Both the Federal Reserve Board and the FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. The capital adequacy guidelines are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. The Bank is subject to a Consent Order with its primary regulators and therefore cannot be considered well-capitalized. The Consent Order calls for a Tier 1 leverage ratio of 9.0% and a total risk-based capital ratio of 12.0%. The Bank’s Tier 1 leverage ratio and total-risk based capital ratios were 6.24% and 9.88%, respectively at December 31, 2016.

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

The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decrease, as the bank moves downward through the capital categories. Depending on a bank’s level of capital, the FDIC’s corrective powers include:

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. We are also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or in the corporation becoming unable to pay its debts as they come due. The Bank did not pay any dividends in 2016 or 2015.

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

PBI Bank. The Bank, a Kentucky chartered commercial bank, is subject to regular bank examinations and other supervision and regulation by both the FDIC and the KDFI. Kentucky’s banking statutes contain a “super-parity” provision that permits a well-rated Kentucky banking corporation to engage in any banking activity which could be engaged in by a national bank operating in Kentucky; a state bank, a thrift or savings bank operating in any other state; or a federal chartered thrift or federal savings association meeting the qualified thrift lender test and operating in any state could engage, provided the Kentucky bank first obtains a legal opinion specifying the statutory or regulatory provisions that permit the activity.

Capital Requirements. Please see capital adequacy requirements discussion above. As previously discussed, the Bank has agreed with its primary regulators to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a Tier 1 leverage ratio of 9%. As of December 31, 2016, the Bank’s ratio of total capital to total risk-weighted assets was 9.88% and its Tier I leverage ratio was 6.24%, both below the ratios required by the Consent Order.

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

●	Secure and Fair Enforcement for Mortgage Licensing Act (“S.A.F.E. Act”), requiring residential loan originators who are employees of financial institutions to meet registration requirements;
●	Fair Credit Reporting Act and Regulation V, governing the provision of consumer information to credit reporting agencies and the use of consumer information;
●	Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, religion or other prohibited factors in the extension of credit;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act, which requires disclosure of deposit terms to consumers;
●	Regulation CC, which relates to the availability of deposit funds to consumers;
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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission. The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market-making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Volcker Rule does not have a significant effect on the Bank’s operations.

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

Our Consent Order with the FDIC and the KDFI requires the Bank to maintain a minimum Tier 1 leverage ratio of 9% and a minimum total risk based capital ratio of 12%. We continue to work towards achieving capital ratio compliance. At December 31, 2016, the Bank’s Tier 1 leverage ratio was 6.24% and its total risk-based capital ratio was 9.88%, which are below the minimums of 9.0% and 12.0% required by the Bank’s Consent Order.

The Consent Order requires the Bank to obtain the written consent of both agencies before declaring or paying any future dividends to the Company. The most recent Consent Order requires the Bank to continue to adhere to the plans implemented in response to prior Consent Orders, but omits previous provisions related to reducing loan concentrations, which the Bank has satisfied. The Bank has also agreed that if it should be unable to reach the required capital levels, and if directed in writing by the FDIC, the Bank will develop, adopt and implement within 30 days a written plan to sell or merge itself into another federally insured financial institution or otherwise obtain a capital investment into the Bank sufficient to recapitalize the Bank. The Bank has not been directed by the FDIC to implement such a plan.

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

In its Consent Order with the FDIC and the KDFI, the Bank has agreed to maintain a ratio of total capital to total risk-weighted assets of at least 12.0% and a ratio of Tier 1 capital to average assets of 9.0%. As of December 31, 2016, the Bank’s ratio of total capital to total risk-weighted assets was 9.88% and its ratio of Tier 1 capital to average assets was 6.24%, both below the ratios required by the Consent Order.

We have agreed to restore our capital ratios to levels that comply with our regulatory agreements. We have implemented several initiatives to increase our regulatory capital. We continue to evaluate other specific initiatives to attain these objectives, such as selling assets and raising capital by selling stock.

Our ability to raise additional capital will depend on, among other things, conditions in the capital markets (which are outside of our control) and our financial performance, including the management of our revenue, expenses, levels of average assets, asset quality, preservation of deferred tax assets and contingent liability risks. We may not have access to capital on acceptable terms or at all. Our inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our businesses, financial condition, and results of operations. In addition, if we are unable to comply with our regulatory capital requirements, it could result in more stringent enforcement actions by the bank regulatory agencies, which could damage our reputation and have a material adverse effect on our business.

As a bank holding company, we depend on dividends and distributions paid to us by our banking subsidiary.

The Company is a legal entity separate and distinct from the Bank and our other subsidiaries. Our principal source of cash flow, from which we would fund any dividends paid to our shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to us, and regulations of the Federal Reserve govern our ability to pay dividends or make other distributions to our shareholders. In its consent order with the FDIC and the KDFI, the Bank agreed not to pay dividends to us without the prior consent of those regulators. Liquid assets were $2.0 million at December 31, 2016. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is satisfied and the Bank returns to profitability, cash inflows for the Company are limited to common stock or debt issuances. Ongoing operating expenses of the Company are forecasted at approximately $800,000 for 2017. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

We are currently precluded from paying any dividends.

Our agreement with the holders of our trust preferred securities provides that we cannot pay dividends until we pay all deferred distributions in full and resume paying quarterly distributions. We have also agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends. As a practical matter, we cannot pay dividends until the Consent Order is satisfied and we return to consistent profitability. In addition, the dividend preferences of our Series E and Series F Preferred Shares entitle our preferred shareholders to receive an annual, noncumulative 2% dividend before we can pay a dividend on our non-voting common shares and voting common shares.

Our holding company debt could make it difficult to raise capital.

At December 31, 2016, we had an aggregate obligation of $21.4 million relating to the principal and accrued unpaid interest on our four issues of junior subordinated debentures, which has resulted in a deferral of distributions on our trust preferred securities. Although we are permitted to defer payments on these securities for up to five years (and we commenced doing so in 2016), the deferred interest payments continue to accrue until paid in full. Our deferral period expires after the second quarter of 2021.

Our holding company debt could make it difficult to recapitalize or enter into a business combination transaction because any investor or purchaser would effectively assume the outstanding liability on the debt in addition to the amount of funds such investors or purchaser would need to provide in order to recapitalize the Bank and the Company.

We are defendants in various legal proceedings.

The Company and the Bank are involved in judicial proceedings and regulatory investigations concerning matters arising from our business activities. Although we believe we have a meritorious defense in all significant litigation pending against us, we cannot predict the ultimate outcome. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. We provide disclosure of matters where we believe liability is reasonably possible and which may be material to our consolidated financial statements. If we do not prevail, the ultimate outcome of litigation matters could have a material adverse effect on our financial condition, results of operations, or cash flows. For more information about ongoing legal proceedings, see “Note 22 – Contingencies” of the Notes to Consolidated Financial Statements.

Regulatory restrictions have limited our ability to pay interest on the junior subordinated debentures that underlie our trust preferred securities. If we cannot pay accrued and unpaid interest on these securities for more than twenty consecutive quarters, we will be in default.

Effective with the third quarter of 2016, we resumed deferring interest payments on the junior subordinated debentures relating to our trust preferred securities. Deferring interest payments on the junior subordinated debentures resulted in a deferral of distributions on our trust preferred securities. If we defer distributions on our trust preferred securities for 20 consecutive quarters, we must pay all deferred distributions in full or we will be in default. Our deferral period expires after the second quarter of 2021. Deferred distributions on our trust preferred securities, which totaled $378,000 as of December 31, 2016, are cumulative, and unpaid distributions accrue and compound on each subsequent payment date. If as a result of a default we become subject to any liquidation, dissolution or winding up, holders of the trust preferred securities will be entitled to receive the liquidation amounts to which they are entitled, including all accrued and unpaid distributions, before any distribution can be made to our shareholders. In addition, the holders of our Series E and Series F Preferred Shares will be entitled to receive liquidation distributions totaling more than $10.5 million before any distribution can be made to the holders of our common shares.

In the past, the Bank served as trustee for employee stock ownership plans (“ESOPs”) which engaged in transactions that are under review by the U. S. Department of Labor (“DOL”), subjecting us to certain legal risks.

From 2007 until the first quarter of 2013, the Bank served as trustee for certain ESOPs that purchased the stock of companies from prior owners in purchase transactions. Stock purchase transactions by ESOPs are subject to regular and routine reviews by the DOL for compliance with ERISA. Failure to fulfill our fiduciary duties under ERISA with respect to any such plan would subject us to certain financial risks such as claims for damages as well as fines and penalties assessable under ERISA. The Bank was a defendant in legal proceedings initiated by the DOL with respect to two stock purchase transactions by ESOPs for which the Bank served as trustee. Both matters have been settled. A ruling in any future litigation that the Bank failed to fulfill its fiduciary duties under ERISA with respect to an ESOP, including stock purchases by the ESOP, could subject us to claims for damages as well as fines and penalties assessable under ERISA. See “Note 22 – Contingencies” of the Notes to Consolidated Financial Statements.

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

Weakness in business and economic conditions generally or specifically in our markets may have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans and other products and services we offer;
●	A decrease in the value of collateral securing our loans;
●	An impairment of certain intangible assets, such as core deposit intangibles; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

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

Approximately 77.2% of our loan portfolio as of December 31, 2016, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in our markets. Persistent weakness in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of depressed real estate values, we were required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Approximately 5.7% of our loan portfolio as of December 31, 2016 consisted of real estate construction and development loans, up slightly from 5.4% at December 31, 2015 and 5.3% at December 31, 2014. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If we are forced to foreclose on a project prior to its completion, we may not be able to recover the entire unpaid portion of the loan or we may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect our profitability and financial condition.

Residential construction and commercial development real estate activity in our markets were affected by the challenging economic conditions that followed the financial crisis of 2008. Weakness in these sectors could lead to additional valuation adjustments to our loan portfolios and real estate owned as we continue to reassess the fair value of our non-performing assets, the loss severity of loans in default and the fair value of real estate owned. We also may realize additional losses in connection with our disposition of non-performing assets. A weak real estate market could further reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer challenging economic conditions persist, the more likely they are to adversely affect the ability of residential real estate development borrowers to repay these loans and the value of property used as collateral for such loans. These economic conditions and market factors have negatively affected some of our larger loans in the past, causing our total net-charge offs to increase and requiring us to significantly increase our allowance for loan losses. Any further increase in our non-performing assets and related increases in our provision for loan loss expense could negatively affect our business and could have a material adverse effect on our capital, financial condition and results of operations.

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

We continue to hold and from time to time acquire OREO properties, which could increase operating expenses and result in future losses to the Company.

During recent years, we have acquired a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on our balance sheet as other real estate owned (“OREO”). An increase in our OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale.

Properties in our OREO portfolio are recorded at fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current may change during periods of market volatility. Any decreases in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our statement of operations. We evaluate OREO property values periodically and write down the carrying value of the properties if and when the results of our analysis require it.

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

Fixed-rate loans increase our exposure to interest rate risk in a rising rate environment because interest-bearing liabilities may be subject to repricing before assets become subject to repricing. Fixed rate investment securities are subject to fair value declines as interest rates rise. Adjustable-rate loans decrease the risk associated with changes in interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm our results of operations.

If we cannot obtain adequate funding, we may not be able to meet the cash flow requirements of our depositors and borrowers, or meet the operating cash needs of the Company.

Our liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits managed and monitored by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies do not work as well as intended, we may be unable to make loans and repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets. We are currently prohibited from accepting brokered deposits. We are also subject to FDIC interest rate restrictions for deposits. As such, we are permitted to offer up to the “national rate” plus 75 basis points as published weekly by the FDIC.

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

Due to historic losses, we have a net operating loss carry-forward of $42.1 million, credit carry-forwards of $900,000, and other net deferred tax assets of $11.1 million. In order to realize the benefit of these tax losses, credits and deductions, we will need to generate substantial taxable income in future periods. We established a 100% valuation allowance for all deferred tax assets in 2011. Our deferred tax assets are calculated using a federal corporate tax rate of 35%. Changes in tax laws and rates may affect our deferred tax assets in the future. If lower federal corporate tax rates are enacted, our net deferred tax assets would be reduced commensurate with the rate reduction. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize our net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

We may need to raise additional capital in the future by selling capital stock. Future sales or other dilution of our equity may adversely affect the market price of our common shares.

Our issuance of additional common shares or securities convertible into common shares would dilute the ownership interest of our existing common shareholders. The market price of our common shares could decline as a result of such an offering as well as other sales of a large block of shares of our common shares or similar securities in the market after such an offering, or the perception that such sales could occur. Our common shares have traded from time-to-time at a price below our book value per share. Accordingly, a sale of common shares at or below our book value would be dilutive to current shareholders.

Higher FDIC deposit insurance premiums and assessments could significantly increase our non-interest expense.

Our deposits are insured by the FDIC up to legal limits and, accordingly, we are subject to FDIC deposit insurance premiums and assessments. FDIC assessments for deposit insurance are based on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Any increase in assessment rules may adversely affect our business, financial condition or results of operations.

We face strong competition from other financial institutions and financial service companies, which could adversely affect our results of operations and financial condition.

We compete with other financial institutions in attracting deposits and making loans. Our competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds, and other mutual funds. Our competition in making loans comes principally from other commercial banks, credit unions, savings and loan associations, mortgage banking firms, and consumer finance companies. In addition, competition for business in the Louisville and Lexington metropolitan areas has grown in recent years as changes in banking law have allowed several banks to enter those markets by establishing new branches.

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

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have appropriate information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches. These events could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of our customers, or otherwise disrupt the business operations of ourselves, our customers or other third parties.

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

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks, and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Our failure to comply with these laws, regulations, and policies or to maintain required capital could affect our ability to pay dividends on common shares, our ability to grow through the development of new offices, make acquisitions, and remain independent. These limitations may prevent us from successfully implementing our growth and operating strategies.

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

Enacted in July 2010, the Dodd-Frank Act has had a significant impact the U.S. financial system, including among other things:

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

Some provisions in the Dodd-Frank Act remain subject to regulatory rule-making, implementation, and interpretation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the CFPB is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators. The CFPB has begun the rule-making process but it is not known at this time when all rules will be finalized and implemented.

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

The Bank operates 15 banking offices in Kentucky. The following table shows the location, square footage and ownership of each property. We believe that each of these locations is adequately insured. Support operations are located in our main office in Louisville and in Glasgow.

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

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Note 22, “Contingencies” in the Notes to our consolidated financial statements for detail regarding ongoing legal proceedings and other matters.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common shares are traded on the NASDAQ Capital Market under the ticker symbol “PBIB”. The following table presents the high and low market closing prices per share for our common shares reported on the NASDAQ Capital Market for the periods indicated. The per share prices shown in the table have been adjusted for the 1-for-5 reverse stock split of our common shares that took effect on December 16, 2016.

	2016
	Market Value
	High	Low	Dividend
Quarter Ended
Fourth Quarter	$12.90	$8.05	$0.00
Third Quarter	8.55	7.70	0.00
Second Quarter	11.25	5.95	0.00
First Quarter	7.10	5.45	0.00

	2015
	Market Value
	High	Low	Dividend
Quarter Ended
Fourth Quarter	$8.80	$6.90	$0.00
Third Quarter	8.75	6.95	0.00
Second Quarter	9.30	4.50	0.00
First Quarter	4.80	2.30	0.00

As of February 15, 2017, we had approximately 1,336 shareholders, including 212 shareholders of record and approximately 1,124 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Dividends

We will not be able to pay dividends on our common shares until the Consent Order has been lifted or modified and we return to consistent profitability. As a bank holding company, our ability to declare and pay dividends depends on various federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends. We have agreed with the Federal Reserve to obtain its written consent prior to declaring or paying any future dividends.

Our principal source of revenue with which to pay dividends on our common shares is the dividends that the Bank may declare and pay to us out of funds legally available for payment of dividends. Currently, the Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any dividends. In addition to this current restriction, various laws applicable to the Bank also limit its payment of dividends to us. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

Effective with the third quarter of 2016, we resumed deferring interest payments on the junior subordinated notes underlying our trust preferred securities. Deferring interest payments on the junior subordinated notes resulted in the deferral of distributions on our trust preferred securities. If we defer interest payments on our trust preferred securities for 20 consecutive quarters, we must pay all deferred interest or we will be in default. Our deferral period expires after the second quarter of 2021.

We will not be able to pay cash dividends on our common shares until we have paid all deferred distributions on our trust preferred securities. Deferred distributions on our trust preferred securities are cumulative, and distributions accrue and compound on each subsequent payment date. If we become subject to any liquidation, dissolution or winding up of affairs, holders of the trust preferred securities and then holders of our preferred shares will be entitled to receive the liquidation amounts to which they are entitled including the amount of any accrued and unpaid distributions and dividends, before any distribution can be made to the holders of our common shares or preferred shares. Our Series E and Series F Preferred Shares have priority over our common shares and non-voting common shares with respect to any payment of dividends.

Purchase of Equity Securities by Issuer

During the fourth quarter of 2016, the Company did not repurchase any of its common shares, which is its only registered class of equity securities.

Item 6.	Selected Financial Data

The following table summarizes our selected historical consolidated financial data from 2012 to 2016. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2016	2015	2014	2013	2012
Income Statement Data:
Interest income	$35,602	$36,574	$39,513	$43,228	$57,729
Interest expense	5,981	7,023	9,795	11,143	15,774
Net interest income	29,621	29,551	29,718	32,085	41,955
Provision for loan losses	(2,450)	(4,500)	7,100	700	40,250
Non-interest income	4,764	7,695	4,079	5,919	9,590
Non-interest expense	39,567	44,959	39,435	38,890	44,292
Loss before income taxes	(2,732)	(3,213)	(12,738)	(1,586)	(32,997)
Income tax benefit	21	—	(1,583)	—	(65)
Net loss	(2,753)	(3,213)	(11,155)	(1,586)	(32,932)
Less:
Dividends and accretion on preferred stock	—	—	2,362	2,079	1,929
Effect of exchange of preferred stock for common stock	—	—	(36,104)	—	—
Earnings (loss) allocated to participating securities	(88)	(336)	3,159	(267)	(1,429)
Net income (loss) attributable to common	$(2,665)	$(2,877)	$19,428	$(3,398)	$(33,432)

Common Share Data: (1)
Basic earnings (loss) per common share	$(0.46)	$(0.62)	$7.94	$(1.44)	$(14.23)
Diluted earnings (loss) per common share	(0.46)	(0.62)	7.94	(1.44)	(14.23)
Cash dividends declared per common share	0.00	0.00	0.00	0.00	0.00
Book value per common share (2)	4.81	5.43	8.37	(0.92)	3.71
Tangible book value per common share (2)	4.79	5.33	8.05	(1.46)	2.91

Balance Sheet Data (at period end):
Total assets	$945,177	$948,722	$1,017,989	$1,076,121	$1,162,631
Debt obligations:
FHLB advances	22,458	3,081	15,752	4,492	5,604
Junior subordinated debentures	21,000	21,000	25,000	25,000	25,000
Subordinated capital note	3,150	4,050	4,950	5,850	6,975

Average Balance Data:
Average assets	$929,140	$984,419	$1,049,232	$1,098,400	$1,341,565
Average loans	621,275	635,948	662,442	788,176	1,033,320
Average deposits	852,717	907,785	961,671	1,004,052	1,217,083
Average FHLB advances	2,967	3,473	4,473	4,990	6,325
Average junior subordinated debentures	21,000	23,981	25,000	25,000	25,000
Average subordinated capital note	3,708	4,608	5,508	6,404	7,309
Average stockholders’ equity	39,423	33,083	33,881	42,631	75,679

(1)

On December 16, 2016, the Company completed a 1-for-5 reverse stock split of its issued and outstanding common and non-voting common shares. As a result of the reverse stock split, all share and per share data has been adjusted in the accompanying tables. Preferred shares were not impacted by the 1-for-5 reverse stock split.

(2)	After shareholder approval on February 25, 2015, our two series of mandatorily convertible preferred shares converted into a total of 810,720 common shares and 1,291,600 non-voting common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Porter Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, PBI Bank (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company that operates banking offices of the Bank in twelve Kentucky counties. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

Historically, we have focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 55.6% of our total loan portfolio as of December 31, 2016, and 54.4% as of December 31, 2015. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2016, we reported a net loss of $2.8 million compared with net loss of $3.2 million for the year ended December 31, 2015 and a net loss of $11.2 million for the year ended December 31, 2014. After deductions for dividends and accretion on preferred stock, allocating losses to participating securities, and the effect of the exchange of preferred stock for common stock, net loss attributable to common shareholders was $2.7 million for the year ended December 31, 2016, compared with net loss attributable to common shareholders of $2.9 million for the year ended December 31, 2015, and a net income attributable to common shareholders of $19.4 million for the year ended December 31, 2014. Basic and diluted loss per common share were ($0.46) for the year ended December 31, 2016, compared with net loss per common share of ($0.62) for 2015, and net income per common share of $7.94 for 2014.

While operating results for 2016 improved as a result of the reduction in non-performing asset expenses, our results for the year were negatively impacted by $8.0 million in litigation expenses connected to the Kentucky Court of Appeals ruling against the Bank. While we continue to appeal the ruling, the damages award and all interest due thereon have been accrued. Funds to retire this obligation are on hand and available with no material impact to liquidity should a decision be made to retire the accrued liability.

Non-performing loans were 1.44% of total loans and non-performing assets were 1.70% of total assets, at December 31, 2016 compared to 2.28% and 3.51%, respectively, at December 31, 2015. We remain diligent in the management of our loan portfolio and are striving to continue improving credit quality by working throughout our markets to balance selective new customer acquisition, customer service for our existing clients and prudent risk management.

The following significant items are of note for the year ended December 31, 2016:

●

Net interest margin increased 15 basis points to 3.42% for the year ended 2016 compared with 3.27% in the year ended December 31, 2015. The increase in margin between periods was primarily due to a decrease in the cost of interest bearing liabilities from 0.85% in 2015 to 0.79% in 2016. The decrease in cost of interest bearing liabilities was primarily driven by the continued repricing of certificates of deposit at lower rates. Average loans decreased 2.3% to $621.3 million in 2016 compared with $635.9 million in 2015.

●

We recorded negative provision for loan losses expense of $2.5 million in 2016, compared to a negative provision for loan losses expense of $4.5 million for 2015, because of declining historical loss rates, improvements in loan quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $624,000 for 2016, compared to $2.8 million for 2015 and $15.9 million for 2014. In the following paragraphs, we discuss our improving trends in non-performing loans, past due loans, and loan risk categories during the period, factors that led to the negative provision expense.

●

Non-performing loans decreased $4.9 million to $9.2 million at December 31, 2016, compared with $14.1 million at December 31, 2015. The decrease in non-performing loans was due to $5.3 million in paydowns, $1.7 million in charge-offs, $1.0 million in loans returned to accrual status, and $1.3 million in transfers to OREO, offset by $4.4 million in loans placed on non-accrual.

●

Loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.3 million at December 31, 2016, and loans past due 60-89 days increased from $241,000 at December 31, 2015 to $315,000 at December 31, 2016. Total loans past due and nonaccrual loans decreased to $11.8 million at December 31, 2016 from $17.5 million at December 31, 2015.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2015. Pass loans represent 91.7% of the portfolio at December 31, 2016, compared to 83.6% at December 31, 2015 and 73.8% at December 31, 2014. During 2016, the pass category increased approximately $68.9 million, the watch category declined approximately $32.9 million, the special mention category declined approximately $898,000, and the substandard category declined approximately $14.5 million. The $14.5 million decrease in loans classified as substandard was driven by $9.8 million in principal payments received, $1.3 million in migration to OREO, $9.2 million in loans upgraded from substandard, and $2.4 million in charge-offs, offset by $8.1 million in loans moved to substandard during 2016.

●

Foreclosed properties were $6.8 million at December 31, 2016, compared with $19.2 million at December 31, 2015. During the year ended December 31, 2016, the Company acquired $1.3 million and sold $12.7 million of OREO. We incurred OREO losses totaling $1.2 million during the year ended December 31, 2016, reflecting fair value write-downs for reductions in listing prices for certain properties, updated appraisals, and certain properties liquidated through auctions, and $222,000 in net gain on sales of OREO.

●

Our non-performing assets decreased to $16.0 million or 1.70% of total assets at December 31, 2016, compared with $33.3 million or 3.51% of total assets at December 31, 2015. In addition, accruing troubled debt restructurings declined to $5.4 million at December 31, 2016 from $17.4 million at December 31, 2015.

●

Non-interest income decreased $2.9 million in 2016 to $4.8 million compared with $7.7 million for the year ended December 31, 2015. The difference was driven primarily by gains on the sales of securities totaling $216,000 in 2016, compared to $1.8 million for 2015, as well as a decrease in OREO rental income of $890,000 between the two periods as a result of income producing properties being sold. The results for 2015 were also positively impacted by an $883,000 gain on extinguishment of junior subordinated debt.

●

Non-interest expense decreased $5.4 million in 2016 to $39.6 million compared with $45.0 million for 2015, due to a decrease in OREO expenses of $10.8 million, partially offset by an increase in litigation and loan collection expense of $7.7 million. The latter increased primarily due to the accrual of the punitive damages and statutory interest totaling $8.0 million following the adverse Kentucky Court of Appeals decision in 2016.

●

Deposits decreased $28.1 million or 3.2% to $849.9 million at December 31, 2016 compared with $878.0 million at December 31, 2015. Certificate of deposit balances decreased $55.2 million during 2016 to $444.6 million at December 31, 2016, from $499.8 million at December 31, 2015. Demand deposits increased $4.4 million or 3.6% during 2016 to $124.4 million compared with $120.0 million at December 31, 2015.

●

On April 15, 2016, we completed a private placement of common shares and non-voting common shares to accredited investors for a total purchase price of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on our junior subordinated debentures, bringing our interest payments current through the second quarter of 2016. The remaining proceeds from the private placement totaled approximately $2.2 million and were retained for general corporate purposes and to support the Bank.

●

On June 29, 2016, we notified the trustees of our election to again defer our interest payments effective with the third quarter 2016 payment. We have the ability to defer distributions on our trust preferred securities for 20 consecutive quarters or through the second quarter of 2021.

●

The Consent Order requires the Bank to obtain the written consent of both the FDIC and the KDFI before declaring or paying any future dividends to the Company, which are the Company’s principal source of revenue. Since the Bank is unlikely to be able to pay dividends to the Company until the Consent Order is lifted or modified, the Company’s sources of cash are limited to issuing new debt or capital securities. The Company’s liquid assets were $2.0 million as of December 31, 2016. Ongoing operating expenses of the Company are forecast at approximately $800,000 for the next twelve months.

●

On December 16, 2016, we completed a 1-for-5 reverse stock split of our issued and outstanding common and non-voting common shares. The reverse stock split was intended to increase the trading price per share of the common shares, with the objective to make the common shares a more attractive and cost effective investment and enhance liquidity for our shareholders. As a result of the reverse stock split, all share and per share data has been adjusted in this report. Preferred shares were not affected by the 1-for-5 reverse stock split.

These items are discussed in further detail throughout this Item 7.

Application of Critical Accounting Policies

Our accounting and reporting policies comply with GAAP and conform to general practices within the banking industry. We believe that the following significant accounting policies may involve a higher degree of management assumptions and judgments that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Board of Directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. We evaluate the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. We develop allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio that we apply to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from those assumptions used by management in making its determination, we may be required to materially increase our allowance for loan losses and provision for loan losses, which could adversely affect our results.

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

Valuation of Deferred Tax Asset – We evaluate deferred tax assets for impairment on a quarterly basis. We established a 100% deferred tax valuation allowance in December 2011 based upon the analysis of our past performance and our expected future performance. When evaluating our deferred tax assets for realizability during 2016 and 2015, we concluded that although trend improvements were noted, a full valuation allowance was still necessary at December 31, 2016 and 2015, due to the additional losses incurred during those years. A return to profitability would enable us to reduce the valuation allowance and thereby offset income tax expense that would otherwise be recognized. Examinations of our income tax returns or changes in tax law may impact our deferred tax assets and liabilities as well as our provision for income taxes.

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2016 compared with 2015:

	For the Years Ended December 31,		Change from Prior Period
	2016	2015	Amount	Percent
	(dollars in thousands)
Gross interest income	$35,602	$36,574	$(972)	(2.7)%
Gross interest expense	5,981	7,023	(1,042)	(14.8)
Net interest income	29,621	29,551	70	0.2
Provision (negative provision) for loan losses	(2,450)	(4,500)	(2,050)	(45.6)
Non-interest income	4,548	5,929	(1,381)	(23.3)
Gains on sale of securities, net	216	1,766	(1,550)	(87.8)
Non-interest expense	39,567	44,959	(5,392)	(12.0)
Net loss before taxes	(2,732)	(3,213)	481	15.0
Income tax expense	21	—	21	100.0
Net loss	(2,753)	(3,213)	(460)	(14.3)
Losses attributable to participating securities	88	336	(248)	(73.8)
Net loss attributable to common shareholders	(2,665)	(2,877)	(212)	(7.4)

Net loss of $2.8 million for the year ended December 31, 2016 decreased by $460,000 from a net loss of $3.2 million for 2015. A negative provision for loan losses expense of $2.5 million was recorded for 2016 due to improvements in loan quality and management’s assessment of risk within the portfolio as compared to $4.5 million negative provision for loan losses expense for 2015. Non-interest income decreased $2.9 million during 2016 due primarily to a decrease in OREO rental income of $890,000 driven by the sale of income producing properties and a $1.6 million decrease in gains on the sale of securities compared to 2015. Non-interest expense decreased $5.4 million during 2016. OREO expense decreased by $10.8 million, but was offset by a $7.7 million increase in litigation and loan collection expense primarily resulting from the adverse Kentucky Court of Appeals ruling. After consideration of losses attributable to participating securities, net loss attributable to common shareholders was $2.7 million for the year ended December 31, 2016, as compared to net loss attributable to common shareholders of $2.9 million for 2015.

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

Net loss of $3.2 million for the year ended December 31, 2015 decreased by $7.9 million from a net loss of $11.2 million for 2014. A negative provision for loan losses expense of $4.5 million was recorded for 2015 due to improvements in loan quality and management’s assessment of risk within the portfolio as compared to $7.1 million in provision for loan losses expense for 2014. Non-interest income improved $1.9 million during 2015 due to an increase in OREO rental income of $1.1 million and an $883,000 gain on extinguishment of junior subordinated debt. Non-interest expense increased $5.5 million during 2015 due to increased OREO expense of $6.5 million, offset by a reduction in loan collection expense of $1.9 million.

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

Net Interest Income – Our net interest income was $29.6 million for the year ended December 31, 2016, an increase of $70,000, or 0.2%, compared with $29.6 million for the same period in 2015. Net interest spread and margin were 3.32% and 3.42%, respectively, for 2016, compared with 3.18% and 3.27%, respectively, for 2015. Average nonaccrual loans were $11.4 million and $29.0 million in 2016 and 2015, respectively.

Our average interest-earning assets were $875.3 million for 2016, compared with $917.5 million for 2015, a 4.6% decrease, primarily attributable to lower average loans, investment securities and interest bearing deposits with financial institutions. Average loans were $621.3 million for 2016, compared with $635.9 million for 2015, a 2.3% decrease. Average investment securities were $183.7 million for 2016, compared with $194.1 million for 2015, an 5.3% decrease. Average interest bearing deposits with financial institutions were $62.3 million in 2016, compared with $78.9 million in 2015, a 21.0% decrease. Our total interest income decreased 2.7% to $35.6 million for 2016, compared with $36.6 million for 2015.

Our average interest-bearing liabilities decreased by 8.0% to $760.7 million for 2016, compared with $826.9 million for 2015. Our total interest expense decreased by 14.8% to $6.0 million for 2016, compared with $7.0 million during 2015, due primarily to lower interest rates paid on and lower volume of certificates of deposit. Our average volume of certificates of deposit decreased 16.4% to $466.0 million for 2016, compared with $557.4 million for 2015. The average interest rate paid on certificates of deposit decreased to 0.88% for 2016, compared with 0.96% for 2015, as the result of continued re-pricing of certificates of deposit at maturity to lower interest rates. Our average volume of NOW and money market deposit accounts increased 15.7% to $232.7 million for 2016, compared with $201.2 million for 2015. The average interest rate paid on NOW and money market deposit accounts increased to 0.40% for 2016, compared with 0.38% for 2015.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$493,068	$24,486	4.97%	$516,605	$25,423	4.92%
Commercial	81,110	3,471	4.28	78,993	3,475	4.40
Consumer	9,818	826	8.41	10,432	856	8.21
Agriculture	36,811	1,733	4.71	29,395	1,470	5.00
Other	468	21	4.49	523	27	5.16
U.S. Treasury and agencies	34,049	757	2.22	31,269	684	2.19
Mortgage-backed securities	101,249	2,240	2.21	107,277	2,420	2.26
Collateralized loan obligations	802	28	3.49	—	—	—
State and political subdivision securities (3)	21,041	620	4.53	25,354	764	4.64
State and political subdivision securities	23,921	768	3.21	24,059	774	3.22
Corporate bonds	2,656	93	3.50	6,116	155	2.53
FHLB stock	7,323	293	4.00	7,323	293	4.00
Other debt securities	—	—	—	544	43	7.90
Federal funds sold	639	3	0.47	752	1	0.13
Interest-bearing deposits in other financial institutions	62,307	263	0.42	78,904	189	0.24
Total interest-earning assets	875,262	35,602	4.11%	917,546	36,574	4.03%
Less: Allowance for loan losses	(10,719)			(17,154)
Non-interest-earning assets	64,597			84,027
Total assets	$929,140			$984,419

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$466,007	$4,111	0.88%	$557,441	$5,329	0.96%
NOW and money market deposits	232,717	921	0.40	201,164	756	0.38
Savings accounts	34,257	61	0.18	35,604	75	0.21
Federal funds purchased and repurchase agreements	—	—	—	587	1	0.17
FHLB advances	2,967	70	2.36	3,473	95	2.74
Junior subordinated debentures	24,708	818	3.31	28,589	767	2.68
Total interest-bearing liabilities	760,656	5,981	0.79%	826,858	7,023	0.85%
Non-interest-bearing liabilities
Non-interest-bearing deposits	119,736			113,576
Other liabilities	9,325			10,902
Total liabilities	889,717			951,336
Stockholders’ equity	39,423			33,083
Total liabilities and stockholders’ equity	$929,140			$984,419

Net interest income		$29,621			$29,551

Net interest spread			3.32%			3.18%

Net interest margin			3.42%			3.27%

Ratio of average interest-earning assets to average interest-bearing liabilities			115.07%			110.97%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $11.4 million and $29.0 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

	For the Years Ended December 31,
	2015			2014
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$516,605	$25,423	4.92%	$562,829	$27,654	4.91%
Commercial	78,993	3,475	4.40	60,419	3,002	4.97
Consumer	10,432	856	8.21	12,786	1,087	8.50
Agriculture	29,395	1,470	5.00	25,806	1,321	5.12
Other	523	27	5.16	602	26	4.32
U.S. Treasury and agencies	31,269	684	2.19	32,459	755	2.33
Mortgage-backed securities	107,277	2,420	2.26	114,103	2,780	2.44
State and political subdivision securities (3)	25,354	764	4.64	30,428	936	4.73
State and political subdivision securities	24,059	774	3.22	24,873	757	3.04
Corporate bonds	6,116	155	2.53	18,041	607	3.36
FHLB stock	7,323	293	4.00	7,760	337	4.34
Other debt securities	544	43	7.90	572	46	8.04
Other equity securities	—	—	—	21	—	—
Federal funds sold	752	1	0.13	1,502	2	0.13
Interest-bearing deposits in other financial institutions	78,904	189	0.24	86,986	203	0.23
Total interest-earning assets	917,546	36,574	4.03%	979,187	39,513	4.09%
Less: Allowance for loan losses	(17,154)			(25,390)
Non-interest-earning assets	84,027			95,435
Total assets	$984,419			$1,049,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$557,441	$5,329	0.96%	$632,020	$8,125	1.29%
NOW and money market deposits	201,164	756	0.38	179,698	653	0.36
Savings accounts	35,604	75	0.21	36,803	89	0.24
Federal funds purchased and repurchase agreements	587	1	0.17	2,255	3	0.13
FHLB advances	3,473	95	2.74	4,473	124	2.77
Junior subordinated debentures	28,589	767	2.68	30,508	801	2.63
Total interest-bearing liabilities	826,858	7,023	0.85%	885,757	9,795	1.11%
Non-interest-bearing liabilities
Non-interest-bearing deposits	113,576			113,150
Other liabilities	10,902			16,444
Total liabilities	951,336			1,015,351
Stockholders’ equity	33,083			33,881
Total liabilities and stockholders’ equity	$984,419			$1,049,232

Net interest income		$29,551			$29,718

Net interest spread			3.18%			2.98%

Net interest margin			3.27%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities			110.97%			110.55%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $29.0 million and $63.1 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Year Ended December 31, 2016 vs. 2015			Year Ended December 31, 2015 vs. 2014
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$7	$(721)	$(714)	$(531)	$(1,308)	$(1,839)
U.S. Treasury and agencies	11	62	73	(44)	(27)	(71)
Mortgage-backed securities	(46)	(134)	(180)	(199)	(161)	(360)
Collateralized loan obligations	—	28	28	—	—	—
State and political subdivision securities	(13)	(137)	(150)	28	(183)	(155)
Corporate bonds	126	(188)	(62)	(123)	(329)	(452)
FHLB stock	—	—	—	(25)	(19)	(44)
Other debt securities	—	(43)	(43)	(1)	(2)	(3)
Federal funds sold	2	—	2	—	(1)	(1)
Interest-bearing deposits in other financial institutions	102	(28)	74	5	(19)	(14)
Total increase (decrease) in interest income	189	(1,161)	(972)	(890)	(2,049)	(2,939)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(390)	(828)	(1,218)	(1,915)	(881)	(2,796)
NOW and money market accounts	42	123	165	23	80	103
Savings accounts	(11)	(3)	(14)	(11)	(3)	(14)
Federal funds purchased and repurchase agreements	—	(1)	(1)	1	(3)	(2)
FHLB advances	(12)	(13)	(25)	(1)	(28)	(29)
Junior subordinated debentures	164	(113)	51	18	(52)	(34)
Total increase (decrease) in interest expense	(207)	(835)	(1,042)	(1,885)	(887)	(2,772)
Increase (decrease) in net interest income	$396	$(326)	$70	$995	$(1,162)	$(167)

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Service charges on deposit accounts	$1,958	$1,851	$1,988
Bank card interchange fees	849	839	765
Other real estate owned rental income	456	1,346	256
Net gain on sales of securities	216	1,766	92
Gain on extinguishment of junior subordinated debt	—	883	—
Income from bank owned life insurance	417	295	276
Other	868	715	702
Total non-interest income	$4,764	$7,695	$4,079

Non-interest income decreased by $2.9 million in 2016 to $4.8 million compared with $7.7 million for the year ended December 31, 2015 driven primarily by a decline in gains on the sales of securities from $1.8 million in 2015 to $216,000 in 2016, as well as a decrease in OREO rental income of $890,000 between the two periods as a result of income producing properties being sold. Non-interest income for 2015 was also positively impacted by an $883,000 gain on extinguishment of junior subordinated debt.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2016	2015	2014
	(in thousands)
Salary and employee benefits	$15,508	$15,857	$15,658
Other real estate owned expense	1,541	12,302	5,839
Occupancy and equipment	3,517	3,449	3,497
Professional fees	1,568	2,885	1,665
FDIC insurance	1,660	2,212	2,272
Litigation and loan collection expense	8,805	1,141	2,994
Data processing expense	1,185	1,128	1,106
State franchise tax	965	1,120	1,445
Communications	706	663	752
Insurance expense	565	589	575
Advertising	973	560	563
Postage and delivery	359	400	407
Other	2,215	2,653	2,662
Total non-interest expense	$39,567	$44,959	$39,435

Non-interest expense for the year ended December 31, 2016 of $39.6 million represented a 12.0% decrease from $45.0 million for 2015. The decrease in non-interest expense was attributable primarily to decreases in OREO expenses and professional fees, offset by increases in litigation and loan collection expense as a result of the Kentucky Court of Appeals ruling against the Bank. As shown below, expenses related to OREO trended lower as the size of the portfolio significantly declined.

	2016	2015
	(in thousands)
Net (gain) loss on sales	$(222)	$74
Provision to allowance for declining market values	1,180	9,855
Operating expense	583	2,373
Total	$1,541	$12,302

During the year ended December 31, 2016, fair value write-downs of $1.2 million were recorded compared with $9.9 million for the year ended December 31, 2015. The 2016 write-downs reflect declines in the fair value and include reductions in listing prices for certain properties, updated appraisals, and sales of certain properties through auctions. We were successful in selling OREO totaling $12.7 million and $22.6 million during 2016 and 2015, respectively.

Non-interest Expense Comparison – 2015 to 2014

Non-interest expense for the year ended December 31, 2015 of $45.0 million represented a 14.0% increase from $39.4 million for 2014. The increase in non-interest expense was attributable primarily to increases in OREO expenses and professional fees, offset by decreases in loan collection expenses. Professional fees were elevated for 2015 as a result of legal fees and litigation expenses as described in Note 22 – “Contingencies.” Expenses related to OREO include:

	2015	2014
	(in thousands)
Net (gain) loss on sales	$74	$(306)
Provision to allowance for declining market values	9,855	4,255
Operating expense	2,373	1,890
Total	$12,302	$5,839

During the year ended December 31, 2015, fair value write-downs of $9.9 million were recorded compared with $4.3 million for the year ended December 31, 2014. The write-downs recorded during 2015 reflect declines in the fair value and include $5.5 million related to reductions in listing prices for certain properties, $3.7 million related to properties liquidated through auctions, and $637,000 related to updated appraisals. We had OREO sales totaling $22.6 million and $13.1 million during 2015 and 2014, respectively.

Income Tax Expense – Income tax expense of $21,000 was recorded for 2016, with no income tax expense or benefit recorded for 2015. Our deferred tax valuation allowance increased to $54.0 million at December 31, 2016. Our statutory federal tax rate was 35% in both 2016 and 2015. The effective tax rate for 2016 and 2015 is not meaningful due to the reduction of income tax benefit as the result of the deferred tax valuation allowance.

The valuation allowance for our deferred tax assets does not have any impact on our liquidity, nor does it preclude us from using the tax losses, tax credits or other timing differences in the future. To the extent we generate taxable income in a given quarter, the valuation allowance may be reduced to offset fully or partially the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed once we can demonstrate a sustainable return to profitability and conclude it is more likely than not the deferred tax asset will be utilized.

See Note 12, “Income Taxes”, for additional discussion of our income taxes.

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

Analysis of Financial Condition

Total assets at December 31, 2016 were $945.2 million compared with $948.7 million at December 31, 2015, a decrease of $3.5 million or 0.4%. This decrease was primarily attributable to a decrease in cash and cash equivalents of $27.0 million which funded the redemption of interest bearing deposits of $128.1 million. There was also a decrease in OREO of $12.4 million offset by an increase in net loans of $23.6 million, an increase in available for sale securities of $7.8 million, and an increase in FHLB advances of $19.4 million.

The Bank’s total risk-based capital was $68.8 million at December 31, 2016. Construction and development loans totaled $36.3 million, or 53% of total risk-based capital, at December 31, 2016. Non-owner occupied commercial real estate loans, construction and development loans, and multi-family residential real estate loans as a group totaled $170.4 million, or 248% of total risk-based capital, at December 31, 2016.

Total assets at December 31, 2015 were $948.7 million compared with $1.018 billion at December 31, 2014, a decrease of $69.3 million or 6.8%. This decrease was attributable primarily to a $45.8 million decrease in available for sale securities due to sales activity and principal payment receipts, and a $27.0 million decrease in OREO as the result of sales of OREO outpacing new foreclosures for the period. These decreases were offset by a $13.2 million increase in cash and cash equivalents.

Loans Receivable – Loans receivable increased $20.6 million, or 3.3%, during the year ended December 31, 2016, to $639.2 million. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $18.8 million, or 5.6%, during 2016 and comprised 55.6% of the total loan portfolio at December 31, 2016.

Loans receivable decreased $6.3 million, or 1.0%, during the year ended December 31, 2015, to $618.7 million. Our commercial, commercial real estate and real estate construction portfolios decreased by an aggregate of $10.7 million, or 3.1%, during 2015 and comprised 54.4% of the total loan portfolio at December 31, 2015.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans, with the exception of loans for retail facilities (included in other commercial real estate below). Those loans totaled $59.9 million at December 31, 2016 and $59.1 million at December 31, 2015.

	As of December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$97,761	15.29%	$86,176	13.93%
Commercial Real Estate:
Construction	36,330	5.68	33,154	5.36
Farmland	71,507	11.19	76,412	12.35
Nonfarm nonresidential	149,546	23.39	140,570	22.72
Residential Real Estate:
Multi-family	48,197	7.54	44,131	7.13
1-4 Family	188,092	29.42	201,478	32.57
Consumer	9,818	1.54	10,010	1.62
Agriculture	37,508	5.87	26,316	4.25
Other	477	0.08	419	0.07
Total loans	$639,236	100.0%	$618,666	100.0%

	As of December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$60,936	9.75%	$52,878	7.45%	$52,567	5.85%
Commercial Real Estate:
Construction	33,173	5.31	43,326	6.11	70,284	7.82
Farmland	77,419	12.39	71,189	10.04	80,825	8.99
Nonfarm nonresidential	175,452	28.07	232,026	32.71	322,687	35.89
Residential Real Estate:
Multi-family	41,891	6.70	46,858	6.61	50,986	5.67
1-4 Family	197,278	31.56	228,505	32.21	278,273	30.95
Consumer	11,347	1.82	14,365	2.03	20,383	2.27
Agriculture	26,966	4.31	19,199	2.71	22,317	2.48
Other	537	0.09	980	0.13	770	0.08
Total loans	$624,999	100.0%	$709,326	100.00%	$899,092	100.00%

Our lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower or guarantor was approximately $17.3 million at December 31, 2016.

At December 31, 2016, we had four loan relationships each with aggregate extensions of credit in excess of $10.0 million, all of which were classified as pass by the Bank’s internal loan review process. In 2015, we had two loan relationships each with aggregate extensions of credit in excess of $10.0 million.

As of December 31, 2016, we had $33.4 million of loan participations purchased from, and $26.0 million of loan participations sold to, other banks. As of December 31, 2015, we had $6.1 million of loan participations purchased from, and $25.5 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2016, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2016
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$6,578	$40,629	$17,423	$64,630
Commercial Real Estate:
Construction	1,354	7,462	4,109	12,925
Farmland	5,458	13,544	8,814	27,816
Nonfarm nonresidential	12,924	64,587	36,913	114,424
Residential Real Estate:
Multi-family	6,557	20,745	15,229	42,531
1-4 Family	20,261	39,009	52,535	111,805
Consumer	1,173	6,305	1,001	8,479
Agriculture	2,956	5,118	680	8,754
Other	—	314	65	379
Total fixed rate loans	$57,261	$197,713	$136,769	$391,743

Loans with floating rates:
Commercial	$8,904	$17,560	$6,667	$33,131
Commercial Real Estate:
Construction	8,117	15,252	36	23,405
Farmland	1,959	6,716	35,016	43,691
Nonfarm nonresidential	4,179	7,073	23,870	35,122
Residential Real Estate:
Multi-family	21	2,950	2,695	5,666
1-4 Family	1,800	4,163	70,324	76,287
Consumer	1,252	58	29	1,339
Agriculture	9,794	18,893	67	28,754
Other	—	—	98	98
Total floating rate loans	$36,026	$72,665	$138,802	$247,493

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)

Pass	$586,430	$517,484	$461,126	$369,529	$437,886
Watch	30,431	63,363	68,200	144,316	177,419
Special Mention	497	1,395	4,189	5,865	34,700
Substandard	21,878	36,424	91,484	189,616	248,691
Doubtful	—	—	—	—	396

Total	$639,236	$618,666	$624,999	$709,326	$899,092

Our loans receivable increased $20.6 million, or 3.3%, during the year ended December 31, 2016. All loan risk categories have decreased since December 31, 2015, with the exception of pass graded loans. The pass category increased approximately $68.9 million, the watch category declined approximately $32.9 million, the special mention category declined approximately $898,000, and the substandard category declined approximately $14.5 million.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Past Due Loans:
30-59 Days	$2,302	$3,133	$3,960	$10,696	$38,219
60-89 Days	315	241	980	775	20,303
90 Days and Over	—	—	151	232	86
Total Loans Past Due 30-90+ Days	2,617	3,374	5,091	11,703	58,608

Nonaccrual Loans	9,216	14,087	47,175	101,767	94,517
Total Past Due and Nonaccrual Loans	$11,833	$17,461	$52,266	$113,470	$153,125

Loans past due 30-59 days decreased from $3.1 million at December 31, 2015 to $2.3 million at December 31, 2016, and loans past due 60-89 days increased from $241,000 at December 31, 2015 to $315,000 at December 31, 2016. This represents a $757,000 decrease in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Nonaccrual loans decreased $4.9 million, respectively, from December 31, 2015 to December 31, 2016. The $4.9 million decrease in nonaccrual loans was primarily driven by $5.3 million in paydowns, $1.7 million in charge-offs, $1.3 million in transfers to OREO, and $1.0 million in loans returned to accrual status, offset by $4.4 million in loans placed on non-accrual. The $9.2 million in nonaccrual loans at December 31, 2016, and $14.1 million at December 31, 2015, were secured by farmland, other commercial real estate, and other residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Past due 90 days or more still on accrual	$—	$—	$151	$232	$86
Loans on nonaccrual status	9,216	14,087	47,175	101,767	94,517
Total non-performing loans	9,216	14,087	47,326	101,999	94,603
Real estate acquired through foreclosure	6,821	19,214	46,197	30,892	43,671
Other repossessed assets	—	—	—	—	—
Total non-performing assets	$16,037	$33,301	$93,523	$132,891	$138,274

Non-performing loans to total loans	1.44%	2.28%	7.57%	14.38%	10.52%
Non-performing assets to total assets	1.70%	3.51%	9.19%	12.35%	11.89%
Allowance for non-performing loans	$241	$295	$1,253	$2,285	$13,250
Allowance for non-performing loans to non-performing loans	2.62%	2.09%	2.65%	2.24%	14.01%

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

We do not have a formal loan modification program. If a borrower is unable to make contractual payments, we review the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. Our goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints within their business so that they may return to performing status over time.

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

Management periodically reviews renewals and modifications of previously identified TDRs for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan after the date of the renewal/modification. In this instance, the TDR was originally considered a restructuring in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance.

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

At December 31, 2016, we had 9 restructured loans totaling $8.7 million with borrowers who experienced deterioration in financial condition compared with 30 restructured loans totaling $21.0 million at December 31, 2015. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2016, three loans totaling approximately $3.3 million had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also included $467,000 of commercial loans at December 31, 2016. At December 31, 2016, $5.4 million of TDRs were performing according to their modified terms.

There were no modifications granted during 2016 or 2015 that resulted in loans being identified as TDRs. During the twelve months ended December 31, 2016, TDRs were reduced as a result of $6.5 million in payments and charge-offs of $70,000. In addition, the TDR classification was removed from one loan that met the requirements discussed above in 2016. This loan totaled $5.0 million at December 31, 2015, and is no longer evaluated individually for impairment.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)

Total non-performing loans	$9,216	$14,087	$47,326	$101,999	$94,603
TDRs on accrual	5,350	17,440	21,985	44,346	77,344
Total non-performing loans and TDRs on accrual	$14,566	$31,527	$69,311	$146,345	$171,947
Real estate acquired through foreclosure	6,821	19,214	46,197	30,892	43,671
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$21,387	$50,741	$115,508	$177,237	$215,618

Total non-performing loans and TDRs on accrual to total loans	2.28%	5.10%	11.09%	20.63%	19.12%
Total non-performing assets and TDRs on accrual to total assets	2.26%	5.35%	11.35%	16.47%	18.55%

See Footnote 3, “Loans”, to the financial statements for additional disclosure related to troubled debt restructuring.

Interest income that would have been earned on non-performing loans was $738,000, $1.7 million, and $3.3 million for the years ended December 31, 2016, 2015, and 2014, respectively. Interest income recognized on accruing non-performing loans was $445,000, $710,000, and $785,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balances at beginning of period	$12,041	$19,364	$28,124	$56,680	$52,579

Loans charged-off:
Real estate	2,157	5,050	17,943	28,879	31,437
Commercial	276	696	1,099	2,828	3,784
Consumer	178	268	354	773	1,130
Agriculture	18	118	30	128	1,164
Total charge-offs	2,629	6,132	19,426	32,608	37,515

Recoveries:
Real estate	1,189	2,338	2,726	1,622	1,040
Commercial	334	723	614	1,212	129
Consumer	368	240	213	266	125
Agriculture	114	8	13	252	72
Total recoveries	2,005	3,309	3,566	3,352	1,366
Net charge-offs	624	2,823	15,860	29,256	36,149
Provision (negative provision) for loan losses	(2,450)	(4,500)	7,100	700	40,250
Balance at end of period	$8,967	$12,041	$19,364	$28,124	$56,680

Allowance for loan losses to period-end loans	1.40%	1.95%	3.10%	3.96%	6.30%
Net charge-offs to average loans	0.10%	0.44%	2.39%	3.71%	3.50%
Allowance for loan losses to non-performing loans	97.30%	85.48%	40.92%	27.57%	59.91%

Allowance for loan losses for loans individually evaluated for impairment	$399	$428	$752	$3,471	$21,034
Loans individually evaluated for impairment	15,131	31,776	71,993	149,883	188,808
Allowance for loan losses to loans individually evaluated for impairment	2.64%	1.35%	1.04%	2.32%	11.14%

Allowance for loan losses for loans collectively evaluated for impairment	$8,568	$11,613	$18,612	$24,653	$35,646
Loans collectively evaluated for impairment	624,105	586,890	553,006	559,443	710,284
Allowance for loan losses to loans collectively evaluated for impairment	1.37%	1.98%	3.37%	4.41%	5.02%

Our allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. Our loan loss reserve, as a percentage of total loans at December 31, 2016, decreased to 1.40% from 1.95% at December 31, 2015. The change in our loan loss reserve as a percentage of total loans between periods is attributable to the improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends. Our allowance for loan losses to non-performing loans was 97.30% at December 31, 2016, compared with 85.48% at December 31, 2015. Net charge-offs in 2016 totaled $624,000. This resulted in the decline in our allowance for loan losses for loans individually evaluated for impairment.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
	(in thousands)
Commercial	$(58)	$(27)	$485
Commercial Real Estate	(339)	1,225	11,878
Residential Real Estate	1,307	1,487	3,339
Consumer	(200)	37	167
Agriculture	(96)	110	17
Other	10	(9)	(26)
Total net charge-offs	$624	$2,823	$15,860

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

We make specific allowances for each impaired loan based on its type and risk classification as discussed above. At year-end 2016, our allowance for loan losses to total non-performing loans increased to 97.30% from 85.48% at year-end 2015. It is important to look more closely at this ratio as a significant portion of our impaired loans are collateral dependent and have been charged down to the estimated fair value of the underlying collateral less cost to sell. Please see the next table for comparison and disclosure of our recorded investment less allocated allowance relative to the unpaid principal balance. We have assessed these impaired loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$10,985	$10,439	$18,112	$19,983
Prior charge-offs	(5,131)	(1,818)	(5,293)	(2,310)

Recorded investment	5,854	8,621	12,819	17,673
Allocated allowance	(35)	(350)	(43)	(385)

Recorded investment, less allocated allowance	$5,819	$8,271	$12,776	$17,288

Recorded investment, less allocated allowance/ Unpaid principal balance	52.97%	79.23%	70.54%	86.51%

Based on prior charge-offs, our current recorded investments in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balances of those loans. The recorded investment net of the allocated allowance was 52.97% and 79.23% of the unpaid principal balance in the commercial real estate and residential real estate segments, respectively, at December 31, 2016.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	December 31, 2016			December 31, 2015
	Loans	Allowance	% to Total	Loans	Allowance	% to Total
	(dollars in thousands)
Commercial	$97,166	$462	0.48%	$85,064	$818	0.96%
Commercial real estate	251,529	4,859	1.93	237,317	6,950	2.93
Residential real estate	227,668	3,076	1.35	227,936	3,599	1.58
Consumer	9,817	8	0.08	9,990	122	1.22
Agriculture	37,448	161	0.43	26,164	122	0.47
Other	477	2	0.42	419	2	0.48
Total	$624,105	$8,568	1.37%	$586,890	$11,613	1.98%

The allowance for those loan losses related to loans collectively evaluated for impairment trended downward from 1.98% at December 31, 2015 to 1.37% at December 31, 2016 as a result of declining historical charge-off levels and improving trends in loan category risk ratings. The residential real estate segment constitutes approximately 36.5% of total loans collectively evaluated for impairment. The related allowance for the residential real estate segment trended downward from 1.58% at December 31, 2015 to 1.35% at December 31, 2016 as our net charge-offs declined from approximately $1.5 million in 2015 to $1.3 million in 2016. The commercial real estate segment constitutes approximately 40.3% of total loans collectively evaluated for impairment. The related allowance for the commercial real estate segment trended downward from 2.93% at December 31, 2015 to 1.93% at December 31, 2016. This is consistent with our net charge-off experience in the commercial real estate segment of the portfolio, which totaled approximately $1.2 million in 2015 compared to net recoveries of $339,000 in 2016. The decreasing allowance also reflects improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends.

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

This assessment is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. We decreased the allowance for loan losses as a percentage of loans outstanding to 1.40% at December 31, 2016 from 1.95% at December 31, 2015. This decline is the result of improving historical loss experience, qualitative factors, improvement in risk grade classification metrics, improving charge-off levels, and improving past due trends. The level of the allowance is based on estimates, and losses may ultimately vary from these estimates.

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

In establishing the appropriate risk rating for specific assets, management considers, among other factors, the borrower’s ability to repay, the borrower’s repayment history, the current delinquent status, the estimated value of the underlying collateral, and the capacity and willingness of a guarantor to satisfy the obligation. As a result of this process, loans are categorized as special mention, substandard or doubtful.

Loans classified as “special mention” do not have all of the characteristics of substandard or doubtful loans. They have one or more deficiencies that warrant special attention and which corrective action, such as accelerated collection practices, may remedy.

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

As of December 31, 2016, we had $21.9 million of loans classified as substandard, $497,000 classified as special mention and no loans classified as doubtful or loss. This compares with $36.4 million of loans classified as substandard, $1.4 million classified as special mention and no loans classified as doubtful or loss as of December 31, 2015. The $14.5 million decrease in loans classified as substandard was primarily driven by $9.8 million in principal payments received, $1.3 million in migration to OREO, $9.2 million in loans upgraded from substandard, and $2.4 million in charge-offs, offset by $8.1 million in loans moved to substandard during 2016. Substandard loans are primarily concentrated in the residential real estate portfolio. As of December 31, 2016, we had allocations of $600,000  in the allowance for loan losses related to these substandard loans. This compares to allocations of $1.3 million in the allowance for loan losses related to substandard loans at December 31, 2015.

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

	As of December 31,
	2016		2015
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$475	15.29%	$818	13.93%
Commercial Real Estate:
Construction	470	5.68	424	5.36
Farmland	288	11.19	364	12.35
Nonfarm nonresidential	4,136	23.39	6,205	22.72
Residential Real Estate:
Multi-family	610	7.54	422	7.13
1-4 Family	2,816	29.42	3,562	32.57
Consumer	8	1.54	122	1.62
Agriculture	162	5.87	122	4.25
Other	2	0.08	2	0.07
Total	$8,967	100.0%	$12,041	100.0%

	As of December 31,
	2014		2013		2012
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,046	9.75%	$3,221	7.45%	$4,402	5.85%
Commercial Real Estate:
Construction	739	5.31	2,149	6.11	5,989	7.82
Farmland	1,094	12.39	1,623	10.04	2,600	8.99
Nonfarm nonresidential	9,098	28.07	12,642	32.71	26,179	35.89
Residential Real Estate:
Multi-family	886	6.70	1,449	6.61	2,464	5.67
1-4 Family	4,901	31.56	6,313	32.21	13,771	30.95
Consumer	274	1.82	416	2.03	857	2.27
Agriculture	319	4.31	305	2.71	403	2.48
Other	7	0.09	6	0.13	15	0.08
Total	$19,364	100.0%	$28,124	100.00%	$56,680	100.0%

Provision for Loan Losses – A negative provision for loan losses of $2.5 million was recorded for the year ended December 31, 2016, compared with a negative provision for loan losses of $4.5 million for 2015 and a provision for loan losses of $7.1 million for 2014. The negative provision in 2016 was driven by declining historical loss rates, improvements in loan quality, and management’s assessment of risk within the portfolio. The total allowance for loan losses was $9.0 million, or 1.40% of total loans, at December 31, 2016, compared with $12.0 million, or 1.95% of total loans, at December 31, 2015, and $19.4 million, or 3.10% of total loans, at December 31, 2014. The decreased allowance is consistent with the overall trends within the portfolio. Substandard loans decreased by $14.5 million or 39.9% during 2016, net charge-offs were $624,000 for 2016 compared to $2.8 million in 2015 and $15.9 million in 2014, and nonaccrual loans decreased by $4.9 million or 34.6% during 2016. Charge-offs for 2016 were concentrated in the loans secured by the residential real estate category of the portfolio. These net charge-offs consisted of $1.3 million of residential real estate loans. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at December 31, 2016 were $6.8 million compared with $19.2 million at December 31, 2015. See Note 5, “Other Real Estate Owned”, to the financial statements. During 2016, we acquired $1.3 million of OREO properties and sold properties totaling approximately $12.7 million. We value foreclosed properties at fair value less estimated cost to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2016	2015	2014
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$6,571	$12,344	$18,325
Farmland	—	—	654
Nonfarm nonresidential	—	6,746	14,525
Residential Real Estate:
Multi-family	—	—	4,875
1-4 Family	250	124	7,818
	$6,821	$19,214	$46,197

Net activity relating to other real estate owned during the years indicated is as follows:

	2016	2015	2014
	(in thousands)
OREO Activity
OREO as of January 1	$19,214	$46,197	$30,892
Real estate acquired	1,273	5,513	32,338
Valuation adjustments for declining market values	(1,180)	(9,855)	(4,255)
Net gain (loss) on sale	222	(74)	306
Proceeds from sale of properties	(12,708)	(22,567)	(13,084)
OREO as of December 31	$6,821	$19,214	$46,197

Net gain on sales, write-downs, and operating expenses for OREO totaled $1.5 million for the year ended December 31, 2016, compared with $12.3 million for the same period of 2015.

During the year ended December 31, 2016, fair value write-downs of $1.2 million were recorded compared with $9.9 million for the year ended December 31, 2015. The write-downs recorded during 2016 reflect fair value write-downs for reductions in listing prices for certain properties, updated appraisals, and certain properties liquidated through auctions. We were successful in selling OREO totaling $12.7 million and $22.6 million during 2016 and 2015, respectively. We expect to resolve certain nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. We have the authority to invest in various types of liquid assets, including short-term United States Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. We may also invest a portion of our assets in certain commercial paper and corporate debt securities. We are also authorized to invest in mutual funds and stocks whose assets conform to the investments that we are authorized to make directly. The investment portfolio increased by $7.6 million, or 4.0%, to $194.6 million at December 31, 2016, compared with $187.1 million at December 31, 2015.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$34,757	$50	$(708)	$34,099	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	103,390	455	(1,492)	102,353	102,135	907	(380)	102,662
Collateralized loan obligations	11,203	—	—	11,203	—	—	—	—
State and municipal	2,028	25	(8)	2,045	6,555	306	—	6,861
Corporate bonds	3,069	24	(3)	3,090	2,321	—	(128)	2,193
Total available for sale	$154,447	$554	$(2,211)	$152,790	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held to maturity
State and municipal	$41,818	$1,272	$(18)	$43,072	$42,075	$2,178	$—	$44,253
Total held to maturity	$41,818	$1,272	$(18)	$43,072	$42,075	$2,178	$—	$44,253

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2016:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$6,830	2.04%	$6,899	2.18%	$20,370	2.36%	$34,099	2.26%
Agency mortgage-backed: residential	31	4.70	40	4.65	12,007	2.38	90,275	2.24	102,353	2.26
Collateralized loan obligations	—	—	—	—	—	—	11,203	3.38	11,203	3.38
State and municipal	753	6.13	827	5.84	465	2.81	—	—	2,045	5.24
Corporate bonds	—	—	—	—	1,524	5.75	1,566	2.90	3,090	4.29
Total available for sale	$784	6.07%	$7,697	2.46%	$20,895	2.56%	$123,414	2.37%	$152,790	2.42%

The following table sets forth the contractual maturities, amortized cost and weighted-average yields for our held to maturity securities held at December 31, 2016:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to maturity
State and municipal	$145	1.26%	$9,306	3.29%	$23,397	3.92%	$8,970	4.95%	$41,818	3.99%
Total held to maturity	$145	1.26%	$9,306	3.29%	$23,397	3.92%	$8,970	4.95%	$41,818	3.99%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. We limit our purchases of these securities to bank qualified issues with high credit ratings. We regularly monitor the performance and credit ratings of these securities and evaluate these securities, as we do all of our securities, for other-than-temporary impairment on a quarterly basis. At December 31, 2016, 88.1% of the agency mortgage-backed securities we held had contractual final maturities of more than ten years with a weighted average life of 22.5 years.

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

We primarily rely on our banking office network to attract and retain deposits in our local markets and have in the past leveraged our online Ascencia division to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2016, total deposits decreased $28.1 million compared with 2015. During 2015, total deposits decreased $48.8 million compared with 2014. The decrease in deposits for 2016 and 2015 was primarily in higher cost certificates of deposit balances.

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

The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$119,736		$113,576		$113,150
Interest Checking	96,294	0.13%	88,814	0.13%	83,504	0.15%
Money Market	136,423	0.58	112,350	0.57	96,194	0.55
Savings	34,257	0.18	35,604	0.21	36,803	0.24
Certificates of Deposit	466,007	0.88	557,441	0.96	632,020	1.29
Total Deposits	$852,717		$907,785		$961,671
Weighted Average Rate		0.60%		0.68%		0.92%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Certificates of Deposit
Less than $100,000	$261,615	0.86%	$306,941	0.93%	$354,250	1.22%
$100,000 or more	204,392	0.91	250,500	0.99	277,770	1.37
Total	$466,007	0.88%	$557,441	0.96%	$632,020	1.29%

The following table shows at December 31, 2016 the amount of our time deposits of $100,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$64,496
Three months through six months	21,006
Six months through twelve months	40,818
Over twelve months	73,315
Total	$199,635

We strive to maintain competitive pricing on our deposit products, which we believe allows us to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for our lending and investment activities and for our general business purposes. We can also use advances (borrowings) from the FHLB of Cincinnati to supplement our pool of lendable funds, meet deposit withdrawal requirements and manage the terms of our liabilities. Advances from the FHLB are secured by our stock in the FHLB, and substantially all of our first mortgage residential loans. At December 31, 2016, we had $22.5 million in advances outstanding from the FHLB and the capacity to increase our borrowings by an additional $9.6 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for savings banks and other member financial institutions. As a member, we are required to own capital stock in the FHLB and are authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that we meet certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2016	2015	2014
	(dollars in thousands)
Average balance outstanding	$2,967	$3,473	$4,473
Maximum amount outstanding at any month-end during the period	22,458	8,705	16,940
End of period balance	22,458	3,081	15,752
Weighted average interest rate:
At end of period	0.85%	2.65%	1.02%
During the period	2.34%	2.73%	2.77%

Subordinated Capital Note – At December 31, 2016, the Bank had a subordinated capital note outstanding in the principal amount of $3.2 million. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital until five years before the note matures on July 1, 2020. Beginning on July 1, 2015, one-fifth of the principal amount of the subordinated note is excluded from Tier 2 capital each year until fully excluded during the year before maturity. At December 31, 2016, a total of $2.4 million of the outstanding balance was included in Tier 2 capital. Quarterly principal payments of $225,000 plus interest commenced on October 1, 2010. At December 31, 2016, the interest rate on this note was 3.85%.

Junior Subordinated Debentures – At December 31, 2016, we had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)
Porter Statutory Trust II	$5,000	2/13/2004	3-month LIBOR + 2.85%	$5,155	2/13/2034
Porter Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Porter Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,310	3/1/2037
Ascencia Statutory Trust I	3,000	2/13/2004	3-month LIBOR + 2.85%	3,093	2/13/2034
	$21,000			$21,651

(1)	As of December 31, 2016, the 3-month LIBOR was 1.00%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at our option at their principal amount plus accrued interest.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued a total of 160,000 common shares and 80,000 non-voting common shares. See Note 10 – “Junior Subordinated Debentures” for additional discussion.

On April 15, 2016, we completed the private placement of 580,000 common shares and 220,000 non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on junior subordinated debentures, bringing our interest payments current through the second quarter of 2016.

We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. Since the third quarter of 2016, we have been deferring interest payments on the junior subordinated debentures held by our trust subsidiaries, requiring our trust subsidiaries to defer distributions on our trust preferred securities held by investors. Deferred distributions on our $21.0 million of trust preferred securities outstanding totaled $378,000 as of December 31, 2016. Our deferral period expires after the second quarter of 2021, at which time we will be required to pay all accrued interest or be in default. We are prohibited from paying cash dividends on our preferred and common shares until such time as we have paid all deferred distributions on our trust preferred securities.

The Federal Reserve Board rules allow trust preferred securities to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2016, the Company’s trust preferred securities totaled 20% of its Tier 1 capital and 50% of its Tier 2 capital.

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At December 31, 2016, we had no brokered deposits.

Traditionally, we have borrowed from the FHLB to supplement our funding requirements. At December 31, 2016, we had an unused borrowing capacity with the FHLB of $9.6 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans.

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

The Company has used cash to service debt and, prior to 2011, to pay dividends on common shares when declared by the Board of Directors. The Company’s main sources of funding include dividends paid by the Bank and financing obtained in the capital markets. In its consent order with the FDIC and the KDFI, the Bank agreed not to pay dividends to the Company without the prior consent of those regulators. Liquid assets were $2.0 million at December 31, 2016. Since the Bank is unlikely to be in a position to pay dividends to the Company until the Consent Order is lifted or modified and the Bank returns to profitability, cash inflows for the Company are limited to common stock or debt issuances. Ongoing operating expenses of the Company are forecasted at approximately $800,000 for 2017. Parent company liquidity has been, and in the future could be, improved through a sale of common or preferred shares. See “Item 1 – Business” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

Capital

Stockholders’ equity increased $716,000 to $32.7 million at December 31, 2016, compared with $32.0 million at December 31, 2015. The increase was due primarily to the issuance of common equity partially offset by the current year net loss of $2.8 million and a decrease in the fair value of our securities portfolio of $2.0 million.

On December 16, 2016, we completed a 1-for-5 reverse stock split of our issued and outstanding common and non-voting common shares. The reverse stock split was intended to increase the trading price per share of our common shares, with the objective to make the common shares a more attractive and cost effective investment and enhance liquidity for our shareholders. All share and per share data in this annual report has been adjusted to reflect the reverse stock split. Preferred shares were not affected by the 1-for-5 reverse stock split. A total of 6,224,533 common shares and non-voting common shares were issued and outstanding at December 31, 2016.

On April 15, 2016, we completed the private placement of 580,000 common shares and 220,000 non-voting common shares to accredited investors, raising total proceeds of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on our junior subordinated debentures, bringing our interest payments current through the second quarter of 2016. The remaining proceeds totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

On September 30, 2015, we completed a common equity for debt exchange to acquire (and subsequently retire) $4.0 million of our Trust Securities. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued a total of 160,000 common shares and 80,000 non-voting common shares. In the transaction, a wholly owned subsidiary of the Company acquired one-third of the Trust Securities directly from the unrelated holder in exchange for 80,000 newly issued common shares, resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated holder on the date of closing. The fair value of the shares issued to the unrelated holder was computed by multiplying the 80,000 shares issued by $7.00 per share, which was the NASDAQ closing price of the Company’s common shares on September 30, 2015. The subsidiary also acquired the other two-thirds of the Trust Securities having a book value of $2.9 million in exchange for 80,000 common shares and 80,000 non-voting common shares issued to related parties who purchased the remaining Trust Securities from the unrelated holder. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with the related parties was treated as a capital transaction.

On February 25, 2015, we completed the final step in the retirement of our preferred shares originally issued to the U.S. Treasury when shareholders approved the conversion of two series of mandatorily convertible preferred shares into 810,720 common shares and 1,291,600 non-voting common shares. The conversion reduced preferred stockholders’ equity by $5.8 million and increased common stockholders’ equity by the same amount.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following table shows the ratios of Tier 1 capital, common equity Tier 1, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at December 31, 2016:

	Regulatory Minimums	Well- Capitalized Minimums	Minimum Capital Ratios Under Consent Order	PBI Bank

Tier 1 capital	6.0%	8.0%	N/A	8.28%
Common equity Tier 1 capital	4.5	6.5	N/A	8.28
Total risk-based capital	8.0	10.0	12.0%	9.88
Tier 1 leverage ratio	4.0	5.0	9.0	6.24

At December 31, 2016, the Bank’s Tier 1 leverage ratio was 6.24% and its total risk-based capital ratio was 9.88%, which are both below the minimum capital ratios required by the Consent Order. Any action taken by bank regulatory agencies could damage our reputation and have a material adverse effect on our business.

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

Our commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$28,891	$36,790	$5,718	$25,735	$97,134
Standby letters of credit	932	10	—	—	942
Total	$29,823	$36,800	$5,718	$25,735	$98,076

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

Risk Participation Agreements – In connection with the purchase of two loan participations, the Bank entered into two risk participation agreements during the fourth quarter of 2016, which had notional amounts totaling $14.6 million at December 31, 2016.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$278,459	$127,094	$39,086	$—	$444,639
FHLB borrowing (1)	20,586	450	1,215	207	22,458
Subordinated capital note	900	1,800	450	—	3,150
Junior subordinated debentures	—	—	—	21,000	21,000
Total	$299,945	$129,344	$40,751	$21,207	$491,247

(1)	Fixed rate borrowings with rates ranging from 0% to 5.25%, and maturities ranging from 2017 through 2033, averaging 0.85%.

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

Given an instantaneous 100 basis point increase in interest rates, our base net interest income would decrease by an estimated 2.5% at December 31, 2016 compared with a increase of 0.6% at December 31, 2015. The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2016, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,463)	(5.1)%
+ 100 basis points	(732)	(2.5)
- 100 basis points	(307)	(1.1)
- 200 basis points	(1,392)	(4.8)

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2016, which we anticipate, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While we believe such assumptions are reasonable, we cannot assure you that assumed repricing rates will approximate our actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 366 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$56,867	$—	$—	$—	$—	$—	$56,867
Investment securities	27,149	5,081	14,237	75,399	70,861	1,881	194,608
FHLB stock	7,323	—	—	—	—	—	7,323
Loans held for sale	—	—	—	—	—	—	—
Loans, net of allowance	214,932	51,453	89,271	247,470	36,110	(8,967)	630,269
Fixed and other assets	—	—	—	—	—	56,110	56,110
Total assets	$306,271	$56,534	$103,508	$322,869	$106,971	$49,024	$945,177

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$280,891	$—	$—	$—	$—	$—	$280,891
Certificates of deposit	131,485	55,286	90,524	167,138	206	—	444,639
Borrowed funds	44,215	314	349	1,456	274	—	46,608
Other liabilities	—	—	—	—	—	140,306	140,306
Stockholders’ equity	—	—	—	—	—	32,733	32,733
Total liabilities and stockholders’ equity	$456,591	$55,600	$90,873	$168,594	$480	$173,039	$945,177
Period gap	$(150,320)	$934	$12,635	$154,275	$106,491
Cumulative gap	$(150,320)	$(149,386)	$(136,751)	$17,524	$124,015

Period gap to total assets	(15.90)%	0.10%	1.34%	16.32%	11.27%
Cumulative gap to total assets	(15.90)%	(15.81)%	(14.47)%	1.85%	13.12%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	67.08%	70.83%	77.32%	102.27%	116.06%

Our one-year cumulative gap position as of December 31, 2016 was negative $136.81 million or 14.5% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of our position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014

           Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Porter Bancorp, Inc.

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Porter Bancorp, Inc. as of December 31, 2016 and 2015 and the related statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath, LLP

Louisville, Kentucky

February 28, 2017

PORTER BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2016	2015
Assets
Cash and due from banks	$9,449	$8,006
Interest bearing deposits in banks	56,867	85,329
Cash and cash equivalents	66,316	93,335
Securities available for sale	152,790	144,978
Securities held to maturity (fair value of $43,072 and $44,253, respectively)	41,818	42,075
Loans held for sale	—	186
Loans, net of allowance of $8,967 and $12,041, respectively	630,269	606,625
Premises and equipment	17,848	18,812
Other real estate owned	6,821	19,214
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	14,838	9,441
Accrued interest receivable and other assets	7,154	6,733
Total assets	$945,177	$948,722

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$124,395	$120,043
Interest bearing	725,530	757,954
Total deposits	849,925	877,997
Federal Home Loan Bank advances	22,458	3,081
Accrued interest payable and other liabilities	15,911	10,577
Subordinated capital note	3,150	4,050
Junior subordinated debentures	21,000	21,000
Total liabilities	912,444	916,705
Commitments and contingent liabilities (Note 16)	—	—
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 17,200,000 shares authorized, 4,632,933 and 4,017,907 voting, and 1,591,600 and 1,371,600 non-voting shares issued and outstanding, respectively	125,729	120,699
Additional paid-in capital	24,097	23,654
Retained deficit	(113,561)	(110,808)
Accumulated other comprehensive loss	(6,303)	(4,299)
Total common stockholders’ equity	29,962	29,246
Total stockholders' equity	32,733	32,017
Total liabilities and stockholders’ equity	$945,177	$948,722

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2016	2015	2014
Interest income
Loans, including fees	$30,537	$31,251	$33,090
Taxable securities	3,886	4,076	4,945
Tax exempt securities	620	764	936
Federal funds sold and other	559	483	542
	35,602	36,574	39,513
Interest expense
Deposits	5,093	6,160	8,867
Federal Home Loan Bank advances	70	95	124
Junior subordinated debentures	671	606	612
Subordinated capital note	147	161	189
Federal funds purchased and other	—	1	3
	5,981	7,023	9,795
Net interest income	29,621	29,551	29,718
Provision (negative provision) for loan losses	(2,450)	(4,500)	7,100
Net interest income after provision for loan losses	32,071	34,051	22,618

Non-interest income
Service charges on deposit accounts	1,958	1,851	1,988
Bank card interchange fees	849	839	765
Income from bank owned life insurance	417	295	276
Other real estate owned rental income	456	1,346	256
Net gain on sales of securities	216	1,766	92
Gain on extinguishment of junior subordinated debt	—	883	—
Other	868	715	702
	4,764	7,695	4,079
Non-interest expense
Salaries and employee benefits	15,508	15,857	15,658
Occupancy and equipment	3,517	3,449	3,497
Litigation and loan collection expense	8,805	1,141	2,994
Other real estate owned expense	1,541	12,302	5,839
FDIC insurance	1,660	2,212	2,272
State franchise and deposit tax	965	1,120	1,445
Professional fees	1,568	2,885	1,665
Communications	706	663	752
Insurance expense	565	589	575
Postage and delivery	359	400	407
Data processing expense	1,185	1,128	1,106
Advertising	973	560	563
Other	2,215	2,653	2,662
	39,567	44,959	39,435
Loss before income taxes	(2,732)	(3,213)	(12,738)
Income tax expense (benefit)	21	—	(1,583)
Net loss	(2,753)	(3,213)	(11,155)
Less:
Dividends and accretion on preferred stock	—	—	2,362
Effect of exchange of preferred stock for common stock	—	—	(36,104)
Earnings (loss) allocated to participating securities	(88)	(336)	3,159
Net income (loss) attributable to common shareholders	$(2,665)	$(2,877)	$19,428
Basic and diluted income (loss) per common share	$(0.46)	$(0.62)	$7.94

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,

(in thousands)

	2016	2015	2014
Net income (loss)	$(2,753)	$(3,213)	$(11,155)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(1,917)	(490)	4,615
Amortization during the period of net unrealized loss transferred to held to maturity	129	129	181
Reclassification of adjustment for gains included in net income	(216)	(1,766)	(92)
Net unrealized gain/(loss) recognized in comprehensive income	(2,004)	(2,127)	4,704
Tax effect	—	—	(1,583)
Other comprehensive income (loss)	(2,004)	(2,127)	3,121

Comprehensive income (loss)	$(4,757)	$(5,340)	$(8,034)

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares							Amount
	Preferred								Preferred						Common

	Voting and Non-voting Common	Series A	Series B	Series C	Series D	Series E	Series F	Common	Series A	Series B	Series C	Series D	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balances, December 31, 2013	2,568,200	35,000	—	317,042	—	—	—	$112,236	$35,000	$—	$3,283	$—	$—	$—	$20,887	$(130,182)	$(5,293)	$35,931
Issuance of unvested stock	57,778	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(12,161)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	555	—	—	555
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,155)	—	(11,155)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,121	3,121
Effect of exchange of preferred stock for common stock	364,286	(35,000)	40,536	(317,042)	64,580	6,198	4,304	1,002	(35,000)	2,229	(3,283)	3,552	1,644	1,127	—	36,104	—	7,375
Dividends on Series A preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,362)	—	(2,362)
Balances, December 31, 2014	2,978,103	—	40,536	—	64,580	6,198	4,304	$113,238	$—	$2,229	$—	$3,552	$1,644	$1,127	$21,442	$(107,595)	$(2,172)	$33,465
Issuance of unvested stock	183,148	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Terminated stock	(107,696)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(6,368)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	445	—	—	445
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,213)	—	(3,213)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,127)	(2,127)
Debt to equity exchange	240,000	—	—	—	—	—	—	1,680	—	—	—	—	—	—	1,767	—	—	3,447
Conversion of preferred stock to common and non-voting common stock	2,102,320	—	(40,536)	—	(64,580)	—	—	5,781	—	(2,229)	—	(3,552)	—	—	—	—	—	—
Balances, December 31, 2015	5,389,507	—	—	—	—	6,198	4,304	$120,699	$—	$—	$—	$—	$1,644	$1,127	$23,654	$(110,808)	$(4,299)	$32,017
Issuance of unvested stock	35,465	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(1,972)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Reverse stock split roundup shares	1,533	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,753)	—	(2,753)
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)
Issuance of stock	800,000	—	—	—	—	—	—	5,030	—	—	—	—	—	—	—	—	—	5,030
Balances, December 31, 2016	6,224,533	—	—	—	—	6,198	4,304	$125,729	$—	$—	$—	$—	$1,644	$1,127	$24,097	$(113,561)	$(6,303)	$32,733

See accompanying notes.

PORTER BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2016	2015	2014
Cash flows from operating activities
Net loss	$(2,753)	$(3,213)	$(11,155)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,725	1,711	1,738
Provision (negative provision) for loan losses	(2,450)	(4,500)	7,100
Net amortization on securities	1,297	1,434	1,614
Stock-based compensation expense	443	445	555
Gain on extinguishment of junior subordinated debt	—	(883)	—
Tax benefit from OCI components	—	—	(1,583)
Net gain on sales of loans held for sale	(86)	204	(53)
Loans originated for sale	(5,145)	(6,652)	(2,528)
Proceeds from sales of loans held for sale	5,417	6,548	2,730
Net (gain) loss on sales of other real estate owned	(222)	74	(306)
Net write-down of other real estate owned	1,180	9,855	4,255
Net realized gain on sales and calls of investment securities	(216)	(1,766)	(92)
Earnings on bank owned life insurance, net of premium expense	(397)	(274)	(256)
Net change in accrued interest receivable and other assets	(814)	810	(1,574)
Net change in accrued interest payable and other liabilities	8,133	267	980
Net cash from operating activities	6,112	4,060	1,425

Cash flows from investing activities
Purchases of available for sale securities	(41,827)	(21,828)	(45,803)
Sales and calls of available for sale securities	8,311	45,012	6,251
Maturities and prepayments of available for sale securities	22,876	21,084	15,573
Calls of held to maturity securities	—	—	1,000
Proceeds from mandatory redemption of Federal Home Loan Bank stock	—	—	2,749
Proceeds from sales of loans not originated for sale	—	8,640	—
Proceeds from sale of other real estate owned	12,438	22,567	13,084
Loan originations and payments, net	(22,368)	(2,239)	26,923
Purchases of premises and equipment, net	(197)	(385)	(523)
Purchase of bank owned life insurance	(5,000)	—	—
Net cash from investing activities	(25,767)	72,851	19,254

Cash flows from financing activities
Net change in deposits	(28,072)	(48,844)	(60,864)
Net change in repurchase agreements	—	(1,341)	(1,129)
Repayment of Federal Home Loan Bank advances	(623)	(17,671)	(23,765)
Advances from Federal Home Loan Bank	20,000	5,000	35,025
Repayment of subordinated capital note	(900)	(900)	(900)
Issuance of common stock	2,231	—	—
Net cash from financing activities	(7,364)	(63,756)	(51,633)
Net change in cash and cash equivalents	(27,019)	13,155	(30,954)
Beginning cash and cash equivalents	93,335	80,180	111,134
Ending cash and cash equivalents	$66,316	$93,335	$80,180

Supplemental cash flow information:
Interest paid	$5,253	$7,076	$9,475
Income taxes paid (refunded)	21	—	—
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors to pay junior subordinated debt interest	$2,799	—	—
Transfer from loans to other real estate	1,273	$5,513	$32,338
Financed sales of other real estate owned	270	—	—
Transfer of loans to loans held for sale at fair value	—	—	8,926
Effect of accrued and unpaid dividends on preferred stock redemption	—	—	7,375
Effect of junior subordinated debt to equity exchange	—	4,330	—

See accompanying notes.

PORTER BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Porter Bancorp, Inc. (Company) and its subsidiary, PBI Bank (Bank). The Company owns a 100% interest in the Bank.

The Company provides financial services through its offices in Central and South Central Kentucky, Lexington and Louisville. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, agricultural, and real estate loans. Substantially all loans are collateralized by specific items of collateral including business assets, commercial real estate, and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions, federal funds sold, and bank owned life insurance.

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

Interest Bearing Deposits in Banks – Interest bearing deposits in banks mature within one year and are carried at cost. At December 31, 2016, approximately $9.8 million of interest bearing deposits in banks were pledged for the benefit of the Bank to a secure letter of credit issued by a third party related to litigation as more fully described in Note 22 – “Contingencies”.

Securities – Debt securities are classified as held to maturity and carried at amortized cost when management has the intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments on mortgage backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into 1) OTTI related to credit loss, which is recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale – Loans held for sale include residential mortgage loans originated for sale into the secondary market and are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Interest income recognition on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well collateralized and in process of collection. Consumer loans are typically charged off no later than 90 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is not expected.

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

If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

●

Commercial loans are made to businesses and depend on the strength of the industries, related borrowers, and cash flow from the businesses. Commercial loans are advances for equipment purchases, or to provide working capital, or to meet other financing needs of business enterprises. These loans may be secured by accounts receivable, inventory, equipment or other business assets. Financial information is obtained from the borrowers to evaluate their ability to repay the loans.

●

Commercial real estate loans are affected by the local commercial real estate market and the local economy. Commercial real estate loans include loans on commercial properties occupied by borrowers and/or tenants. Construction and development loans are a component of this segment. These loans are generally secured by land under development or homes and commercial buildings under construction. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service the debt.

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

We analyze key relevant risk characteristics for each portfolio segment and have determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with our loan underwriting processes and procedures. In determining the allocated allowance, we utilize weighted average loss rates over the most recent three years with weighting towards the most recent periods. Commercial real estate qualitative adjustment considerations include trends in our markets for underlying collateral values, risks related to tenant rents, and economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values. Residential real estate loan considerations include macro economic factors such as unemployment rates, trends in vacancy rates, and home value trends. The commercial portfolio qualitative adjustments are related to industry concentrations and geographical market. Our agricultural, consumer, and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the more geographical areas where the collateral is located.

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

Other Real Estate Owned (“OREO”) – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives ranging from 2 to 10 years.

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

Intangible Assets – Intangible assets with definite useful lives are included with other assets and amortized over their estimated useful lives to their estimated residual values, if any. Other intangible assets consist of core deposit intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated or straight-line basis over their estimated useful lives, which range from 7 to 10 years.

Bank Owned Life Insurance – The Bank has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Long-Term Assets – Premises and equipment, other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value through a charge to earnings.

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

Preferred Shares – In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of the issued and outstanding Series C Preferred Shares, and warrants to purchase 159,783 shares of common stock together having an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

In the exchange transaction, we issued 364,286 common shares, 40,536 mandatorily convertible Series B Preferred Shares and 64,580 mandatorily convertible Series D Preferred Shares, which automatically converted into 810,720 common shares and 1,291,600 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E Preferred Shares and 4,304 Series F Preferred Shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F Preferred Shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

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

Earnings (Loss) Allocated to Participating Securities – Our issued and outstanding Series C Preferred Shares were automatically convertible into common stock at such time as the holder together with its affiliates beneficially owned less than 9.9% of the then outstanding common shares of the company. Our Series B and Series D mandatorily convertible preferred shares converted to common and nonvoting common shares after shareholder approval on February 25, 2015. We also have issued and outstanding unvested common shares to employees and directors through our stock incentive plan. Earnings (loss) are allocated to these participating securities based on their percentage of total issued and outstanding shares.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. (See Note 22 for more specific disclosure.)

Dividend Restriction – Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders. (See Note 15 for more specific disclosure.)

Fair Value of Financial Instruments – Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. (See Note 17 for more specific disclosure.)

Derivative Instruments – Derivative Instruments are carried at the fair value of the derivatives and reflects the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

As part of the asset/liability management program, the Company will utilize, from time to time, risk participation agreements to reduce its sensitivity to interest rate fluctuations. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated statements of operations or other comprehensive income (“OCI”) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be highly effective in achieving offsetting changes in those cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

Derivatives that qualify for the hedge accounting treatment are designated as either: a hedge of the fair value of the recognized asset or liability or of an unrecognized firm commitment (a fair value hedge) or a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (a cash flow hedge). To date, the Company has not entered into a cash flow hedge. For cash flow hedges, changes in the fair values of the derivative instruments are reported in OCI to the extent the hedge is effective. The gains and losses on derivative instruments that are reported in OCI are reflected in the consolidated statements of income in the periods in which the results of operations are impacted by the variability of the cash flows of the hedged item. Generally, net interest income is increased or decreased by amounts receivable or payable with respect to the derivatives, which qualify for hedge accounting. At inception of the hedge, a Company must establish the method it uses for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. The ineffective portion of the hedge, if any, is recognized currently in the consolidated statements of operations and time value expiration of the hedge when measuring ineffectiveness is excluded.

The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk (in accordance with ASC 820), resulting in some volatility in earnings each period.

Adoption of New Accounting Standards – In August 2014, the FASB issue ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The objective of the amendments in this ASU is to define management’s responsibility to evaluate whether substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this ASU are effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. We adopted this guidance as of December 15, 2016.

In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). This ASU is an update to ASU 2014-09, and delays the effective date of ASU 2014-09. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Based on types of products we offer, adoption of this new guidance is not expected to have a material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. Topic 815, Derivatives and Hedging, requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. The amendments clarify what steps are required when assessing “clearly and closely related”. The amendments in this update became effective January 1, 2017 and did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The largest impact will be on the allowance for loan and lease losses and held-to-maturity securities. The standard is effective for public companies for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. In November 2016, the FASB issued ASU No. 2016-18, which gave clarification on how restricted cash was to be presented in the cash flow statement. The Company elected to adopt these updates as of December 31, 2016, and there was no material impact on the consolidated financial statements.

NOTE 2 – SECURITIES

The fair value of available for sale and held to maturity securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
Available for sale
U.S. Government and federal agency	$34,757	$50	$(708)	$34,099
Agency mortgage-backed: residential	103,390	455	(1,492)	102,353
Collateralized loan obligations	11,203	—	—	11,203
State and municipal	2,028	25	(8)	2,045
Corporate bonds	3,069	24	(3)	3,090
Total available for sale	$154,447	$554	$(2,211)	$152,790

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,818	$1,272	$(18)	$43,072
Total held to maturity	$41,818	$1,272	$(18)	$43,072

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Available for sale
U.S. Government and federal agency	$33,491	$146	$(375)	$33,262
Agency mortgage-backed: residential	102,135	907	(380)	102,662
State and municipal	6,555	306	—	6,861
Corporate bonds	2,321	—	(128)	2,193
Total available for sale	$144,502	$1,359	$(883)	$144,978

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$42,075	$2,178	$—	$44,253
Total held to maturity	$42,075	$2,178	$—	$44,253

Sales and calls of available for sale securities were as follows:

	2016	2015	2014
	(in thousands)
Proceeds	$8,311	$45,012	$6,251
Gross gains	245	1,902	132
Gross losses	29	136	—

The tax provision related to these net gains and losses realized on sales were $76,000, $618,000, and $46,000, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, mortgage-backed, are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$4,894	$4,917
One to five years	7,043	7,049
Five to ten years	29,962	29,313
Beyond ten years	9,158	9,158
Agency mortgage-backed: residential	103,390	102,353
Total	$154,447	$152,790

Held to maturity
Within one year	$646	648
One to five years	22,898	$23,497
Five to ten years	17,228	17,822
Beyond ten years	1,046	1,105
Total	$41,818	$43,072

Securities pledged at year-end 2016 and 2015 had carrying values of approximately $61.2 million and $68.0 million, respectively, and were pledged to secure public deposits.

At December 31, 2016 and 2015, we held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $16.4 million and $17.7 million, respectively. Additionally, at December 31, 2016 and 2015, we held securities issued by the State of Texas or Texas municipalities having a book value of $4.3 million. At year-end 2016 and 2015, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses at year-end 2016 and 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2016
Available for sale
U.S. Government and federal agency	$27,738	$(708)	$—	$—	$27,738	$(708)
Agency mortgage-backed: residential	63,460	(1,449)	2,745	(43)	66,205	(1,492)
State and municipal	465	(8)	—	—	465	(8)
Corporate bonds	—	—	1,566	(3)	1,566	(3)
Total temporarily impaired	$91,663	$(2,165)	$4,311	$(46)	$95,974	$(2,211)

Held to maturity
State and municipal	1,540	(18)	—	—	1,540	(18)
Total	$1,540	$(18)	$—	$—	$1,540	$(18)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2015
Available for sale
U.S. Government and federal agency	$7,058	$(44)	$14,527	$(331)	$21,585	$(375)
Agency mortgage-backed: residential	36,325	(271)	3,856	(109)	40,181	(380)
Corporate bonds	747	(18)	1,446	(110)	2,193	(128)
Total temporarily impaired	$44,130	$(333)	$19,829	$(550)	$63,959	$(883)

There were no held to maturity securities in an unrealized loss position at December 31, 2015.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2016, management does not believe any securities in our portfolio with unrealized losses should be classified as other than temporarily impaired. Management currently intends to hold all securities with unrealized losses until recovery, which for fixed income securities may be at maturity.

NOTE 3 – LOANS

Loans at year-end by class were as follows:

	2016	2015
	(in thousands)
Commercial	$97,761	$86,176
Commercial Real Estate:
Construction	36,330	33,154
Farmland	71,507	76,412
Nonfarm nonresidential	149,546	140,570
Residential Real Estate:
Multi-family	48,197	44,131
1-4 Family	188,092	201,478
Consumer	9,818	10,010
Agriculture	37,508	26,316
Other	477	419
Subtotal	639,236	618,666
Less: Allowance for loan losses	(8,967)	(12,041)
Loans, net	$630,269	$606,625

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2016, 2015, and 2014:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
December 31, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Provision (negative provision)	(401)	(2,438)	749	(314)	(56)	10	(2,450)
Loans charged off	(276)	(505)	(1,652)	(99)	(18)	(79)	(2,629)
Recoveries	334	844	345	299	114	69	2,005
Ending balance	$475	$4,894	$3,426	$8	$162	$2	$8,967

December 31, 2015:
Beginning balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364
Provision (negative provision)	(1,255)	(2,713)	(316)	(115)	(87)	(14)	(4,500)
Loans charged off	(696)	(2,879)	(2,171)	(221)	(118)	(47)	(6,132)
Recoveries	723	1,654	684	184	8	56	3,309
Ending balance	$818	$6,993	$3,984	$122	$122	$2	$12,041

December 31, 2014:
Beginning balance	$3,221	$16,414	$7,762	$416	$305	$6	$28,124
Provision (negative provision)	(690)	6,395	1,364	25	31	(25)	7,100
Loans charged off	(1,099)	(13,846)	(4,097)	(335)	(30)	(19)	(19,426)
Recoveries	614	1,968	758	168	13	45	3,566
Ending balance	$2,046	$10,931	$5,787	$274	$319	$7	$19,364

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$35	$350	$–	$1	$–	$399
Collectively evaluated for impairment	462	4,859	3,076	8	161	2	8,568
Total ending allowance balance	$475	$4,894	$3,426	$8	$162	$2	$8,967

Loans:
Loans individually evaluated for impairment	$595	$5,854	$8,621	$1	$60	$–	$15,131
Loans collectively evaluated for impairment	97,166	251,529	227,668	9,817	37,448	477	624,105
Total ending loans balance	$97,761	$257,383	$236,289	$9,818	$37,508	$477	$639,236

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$707	$495	$—	$758	$39	$39
Commercial real estate:
Construction	—	—	—	156	9	—
Farmland	5,566	3,742	—	4,188	94	95
Nonfarm nonresidential	4,502	1,219	—	4,699	310	189
Residential real estate:
Multi-family	4,100	4,100	—	2,608	287	1
1-4 Family	4,663	2,910	—	5,509	162	94
Consumer	41	1	—	7	8	8
Agriculture	—	—	—	73	28	28
Other	—	—	—	—	—	—
Subtotal	19,579	12,467	—	17,998	937	454
With An Allowance Recorded:
Commercial	100	100	13	20	6	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	614	590	5	358	—	—
Nonfarm nonresidential	303	303	30	398	23	—
Residential real estate:
Multi-family	—	—	—	2,506	101	—
1-4 Family	1,676	1,611	350	1,659	111	—
Consumer	—	—	—	—	—	—
Agriculture	78	60	1	39	—	—
Other	—	—	—	—	—	—
Subtotal	2,771	2,664	399	4,980	241	—
Total	$22,350	$15,131	$399	$22,978	$1,178	$454

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

Troubled Debt Restructuring

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2016 and 2015:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2016
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	507	—	507
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	4,100	—	4,100
1-4 Family
Rate reduction	743	—	743
Total TDRs	$5,350	$3,374	$8,724

December 31, 2015
Commercial
Rate reduction	$—	$68	$68
Principal deferral	—	439	439
Commercial Real Estate:
Construction
Rate reduction	262	—	262
Farmland
Principal deferral	—	2,365	2,365
Nonfarm nonresidential
Rate reduction	5,637	50	5,687
Principal deferral	—	622	622
Residential Real Estate:
Multi-family
Rate reduction	4,195	—	4,195
1-4 Family
Rate reduction	7,346	—	7,346
Total TDRs	$17,440	$3,544	$20,984

At December 31, 2016 and 2015, 61% and 83%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $197,000 and $179,000 as of December 31, 2016 and 2015, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts to customers as of December 31, 2016 or 2015 with outstanding loans that are classified as TDRs.

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. In this instance, the TDR was originally considered a restructuring in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance.

During 2016, the TDR classification was removed from one loan that met the requirements as discussed above. This loan totaled $5.0 million at December 31, 2015. This loan is no longer evaluated individually for impairment. No TDR loan modifications occurred during the twelve months ended December 31, 2016 or 2015.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2016 and 2015:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2016	2015	2016	2015
	(in thousands)

Commercial	$495	$1,112	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	4,332	4,263	—	—
Nonfarm nonresidential	1,016	2,657	—	—
Residential Real Estate:
Multi-family	—	32	—	—
1-4 Family	3,312	5,851	—	—
Consumer	1	20	—	—
Agriculture	60	152	—	—
Other	—	—	—	—
Total	$9,216	$14,087	$—	$—

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2016 and 2015:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2016
Commercial	$—	$—	$—	$495	$495
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	626	—	—	4,332	4,958
Nonfarm nonresidential	—	59	—	1,016	1,075
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,454	256	—	3,312	5,022
Consumer	19	—	—	1	20
Agriculture	203	—	—	60	263
Other	—	—	—	—	—
Total	$2,302	$315	$—	$9,216	$11,833

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2015
Commercial	$78	$—	$—	$1,112	$1,190
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	456	—	—	4,263	4,719
Nonfarm nonresidential	326	—	—	2,657	2,983
Residential Real Estate:
Multi-family	—	—	—	32	32
1-4 Family	2,225	241	—	5,851	8,317
Consumer	41	—	—	20	61
Agriculture	7	—	—	152	159
Other	—	—	—	—	—
Total	$3,133	$241	$—	$14,087	$17,461

Credit Quality Indicators

We categorize all loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Additionally, loans are analyzed through our internal and external loan review processes. Borrower relationships in excess of $500,000 are routinely analyzed through our credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2016
Commercial	$96,402	$294	$—	$1,065	$—	$97,761
Commercial Real Estate:
Construction	35,823	507	—	—	—	36,330
Farmland	63,323	1,521	—	6,663	—	71,507
Nonfarm nonresidential	142,222	5,217	445	1,662	—	149,546
Residential Real Estate:
Multi-family	38,281	6,080	—	3,836	—	48,197
1-4 Family	173,565	6,909	52	7,566	—	188,092
Consumer	9,397	348	—	73	—	9,818
Agriculture	26,940	9,555	—	1,013	—	37,508
Other	477	—	—	—	—	477
Total	$586,430	$30,431	$497	$21,878	$—	$639,236

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2015
Commercial	$81,570	$2,953	$—	$1,653	$—	$86,176
Commercial Real Estate:
Construction	27,603	5,289	—	262	—	33,154
Farmland	65,476	4,844	—	6,092	—	76,412
Nonfarm nonresidential	111,901	22,687	1,328	4,654	—	140,570
Residential Real Estate:
Multi-family	35,300	4,879	—	3,952	—	44,131
1-4 Family	164,490	17,636	67	19,285	—	201,478
Consumer	9,323	474	—	213	—	10,010
Agriculture	21,402	4,601	—	313	—	26,316
Other	419	—	—	—	—	419
Total	$517,484	$63,363	$1,395	$36,424	$—	$618,666

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2016	2015
	(in thousands)
Land and buildings	$23,515	$24,651
Furniture and equipment	10,050	10,719
	33,565	35,370
Accumulated depreciation	(15,717)	(16,558)
	$17,848	$18,812

Depreciation expense was $1,103,000, $1,023,000 and $940,000 for 2016, 2015 and 2014, respectively.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2016	2015
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$6,571	$12,749
Nonfarm nonresidential	—	6,967
Residential Real Estate:
1-4 Family	250	128
	6,821	19,844
Valuation allowance	—	(630)
	$6,821	$19,214

Activity relating to the other real estate owned valuation allowance during the years indicated is as follows:

	2016	2015	2014
	(in thousands)
Beginning balance	$630	$1,066	$230
Provision to allowance	1,180	9,855	4,255
Write-downs	(1,810)	(10,291)	(3,419)
Ending balance	$—	$630	$1,066

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $932,000 and $934,000 at December 31, 2016 and December 31, 2015, respectively.

Activity relating to other real estate owned during the years indicated is as follows:

	2016	2015	2014
	(in thousands)
OREO Activity
OREO as of January 1	$19,214	$46,197	$30,892
Real estate acquired	1,273	5,513	32,338
Valuation adjustments for declining market values	(1,180)	(9,855)	(4,255)
Net gain (loss) on sale	222	(74)	306
Proceeds from sale of properties	(12,708)	(22,567)	(13,084)
OREO as of December 31	$6,821	$19,214	$46,197

OREO rental income totaled $456,000, $1.3 million, and $256,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Expenses related to other real estate owned include:

	2016	2015	2014
	(in thousands)
Net (gain) loss on sales	$(222)	$74	$(306)
Provision to allowance	1,180	9,855	4,255
Operating expense	583	2,373	1,890
Total	$1,541	$12,302	$5,839

NOTE 6 – INTANGIBLE ASSETS

Acquired intangible assets were as follows as of year-end:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Core deposit intangibles	$4,183	$4,074	$4,183	$3,740

Aggregate amortization expense was $334,000, $335,000 and $397,000 for 2016, 2015 and 2014, respectively. Estimated aggregate amortization expense for intangible assets for 2017 is $109,000.

NOTE 7 – DEPOSITS

The following table shows deposits by category:

	December 31, 2016	December 31, 2015
	(in thousands)
Non-interest bearing	$124,395	$120,043
Interest checking	103,876	97,515
Money market	142,497	125,935
Savings	34,518	34,677
Certificates of deposit	444,639	499,827
Total	$849,925	$877,997

Time deposits of $250,000 or more were approximately $29.1 million and $28.4 million at year-end 2016 and 2015, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2017	$278,459
2018	97,471
2019	29,623
2020	32,782
2021	6,304
Thereafter	—
$444,639

NOTE 8 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2016	2015
	(in thousands)
Advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 0.85% for 2016 and 2.65% for 2015	$22,458	$3,081

Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2016 or 2015. The advances were collateralized by approximately $124.2 million and $128.8 million of first mortgage loans, under a blanket lien arrangement at year-end 2016 and 2015, respectively. Our borrowing capacity is based on the market value of the underlying pledged loans rather than the unpaid principal balance of the pledged loans. The availability of our borrowing capacity could be affected by our financial position and the FHLB could require additional collateral or, among other things, exercise its rights to deny a funding request, at its discretion. Additionally, any new advances are limited to a one year maturity or less. At December 31, 2016, our additional borrowing capacity with the FHLB was $9.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
2017	$20,586
2018	265
2019	185
2020	486
2021	729
Thereafter	207
$22,458

At year-end 2016, the Company had a $5.0 million federal funds line of credit available on a secured basis from a correspondent institution.

NOTE 9 – SUBORDINATED CAPITAL NOTE

The outstanding principal amount of the subordinated capital note issued by the Bank totaled $3.2 million at December 31, 2016. The note is unsecured, bears interest at the BBA three-month LIBOR floating rate plus 300 basis points, and qualifies as Tier 2 capital until five years before maturity on July 1, 2020. During this five-year period, one-fifth of principal amount of the subordinated note is excluded from Tier 2 capital each year and until fully excluded from Tier 2 capital during the year before maturity. Principal payments of $225,000 plus interest are due quarterly. Scheduled principal payments of $900,000 per year are due each of the next three years with $450,000 due thereafter. The interest rate on this note was 3.85% and 3.28% at December 31, 2016 and 2015, respectively.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

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

On April 15, 2016, we completed the private placement of 580,000 common shares and 220,000 non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on junior subordinated debentures, bringing our interest payments current through the second quarter of 2016. The remaining proceeds totaled approximately $2.2 million and will be used for general corporate purposes and to support the Bank.

On June 29, 2016, the Company notified the trustees of its election to again defer interest payments effective with the third quarter 2016 payment. The deferral period ends after the second quarter of 2021. After 20 consecutive quarters, we must pay all deferred distributions or we will be in default. Dividends accrued and unpaid on our junior subordinated debentures totaled $378,000 at December 31, 2016.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Porter Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	$5,000,000	2/13/2034
Porter Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Porter Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
Ascencia Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	3,000,000	2/13/2034
			$21,000,000

(1)	As of December 31, 2016, the 3-month LIBOR was 1.00%.
(2)	The debentures are callable at our option at their principal amount plus accrued interest.

On September 30, 2015, we completed a common equity for debt exchange with holders of $4.0 million of the capital securities (the “Trust Securities”) of Porter Statutory Trust IV, a trust subsidiary of the Company. Accrued and unpaid interest on the Trust Securities totaled of approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued 160,000 common shares and 80,000 non-voting common shares, for a total of 240,000 shares. In the transaction, a wholly owned subsidiary of the Company received a one-third portion of the Trust Securities directly from an unrelated third party in exchange for the issuance of 80,000 common shares resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated third party on the date of closing. The fair value of the shares issued to the unrelated third party was computed by multiplying the 80,000 shares issued by $7.00 per share, which was the NASDAQ closing price of the Company’s common stock on September 30, 2015. The subsidiary also received two-thirds of the Trust Securities having a book value of $2.9 million from related parties in exchange for the issuance of 80,000 common shares and 80,000 non-voting common shares. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with related parties was treated as a capital transaction.

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan – The Company 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched equal to 50% of the first 4% of compensation contributed. The Company, at its discretion, may make an additional contribution. Total contributions made by the Company to the plan totaled approximately $189,000, $160,000 and $187,000 in 2016, 2015 and 2014, respectively.

Supplemental Executive Retirement Plan – The Company has created a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $121,000, $121,000 and $122,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The related liability was $1,328,000, $1,335,000 and $1,341,000 at December 31, 2016, 2015, and 2014, respectively, and is included in other liabilities on the balance sheets.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $14,838,000 and $9,441,000 at December 31, 2016 and 2015, respectively. Income earned from the cash surrender value of life insurance totaled $417,000, $295,000 and $276,000 for the years ended December 31, 2016, 2015, and 2014, respectively. The income is recorded as other non-interest income.

NOTE 12 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2016	2015	2014
	(in thousands)
Current	$21	$—	$—
Deferred	2,771	5,258	2,151
Net operating loss	(4,009)	(5,975)	(6,651)
Change in valuation allowance	1,238	717	2,917
	$21	$—	$(1,583)

Effective tax rates differ from federal statutory rate of 35% applied to income (loss) before income taxes due to the following:

	2016	2015	2014
	(in thousands)
Federal statutory rate times financial statement income (loss)	$(956)	$(1,125)	$(4,458)
Effect of:
Valuation allowance	1,238	717	2,917
Tax-exempt income	(211)	(264)	(319)
Nontaxable life insurance income	(146)	(103)	(97)
Other, net	96	775	374
Total	$21	$—	$(1,583)

Year-end deferred tax assets and liabilities were due to the following:

	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$42,094	$38,085
Allowance for loan losses	3,139	4,214
Other real estate owned write-down	3,366	7,619
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	674	671
Net unrealized loss on securities	867	166
New market tax credit carry-forward	208	208
Nonaccrual loan interest	481	549
Accrued expenses	3,860	990
Other	825	885
	56,206	54,079

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	89	176
Other	1,140	865
	2,157	1,969
Net deferred tax assets before valuation allowance	54,049	52,110
Valuation allowance	(54,049)	(52,110)
Net deferred tax asset	$—	$—

Our estimate of the realizability of the deferred tax asset is dependent on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of December 31, 2016.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for 2016 or 2015 related to unrecognized tax benefits.

Under Section 382 of the Internal Revenue Code, as amended (“Section 382”), the Company’s net operating loss carryforwards (“NOLs”) and other deferred tax assets can generally be used to offset future taxable income and therefore reduce federal income tax obligations. However, the Company's ability to use its NOLs would be limited if there was an “ownership change” as defined by Section 382. This would occur if shareholders owning (or deemed to own under the tax rules) 5% or more of the Company's voting and non-voting common shares increase their aggregate ownership of the Company by more than 50 percentage points over a defined period of time.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2013.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2016 were as follows (in thousands):

Beginning balance	$—
New loans	997
Repayments	(997)
Ending balance	$—

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2016 and 2015 were $321,000 and $382,000, respectively.

Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO. Hogan Development Company is owned by W. Glenn Hogan, a director. Our agreement with Hogan Development Company is periodically reviewed and evaluated by our Audit Committee. The Bank paid real estate management fees of $56,000 and $175,000 and real estate sales and leasing commissions of $478,000 and $637,000 to Hogan Development Company in 2016 and 2015, respectively.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of our issued and outstanding Series A Preferred Shares from the United States Treasury in a public auction. The investors included W. Glenn Hogan and Michael T. Levy, both directors of the Company, as well as Patriot Financial Partners L.P. and Patriot Financial Partners Parallel L.P. (the “Patriot Funds”), funds for whom a director of the Company, W. Kirk Wycoff, serves as general partner. Mr. Hogan exchanged 5,000 Series A Preferred Shares, and was issued 17,143 mandatorily convertible Series B Preferred Shares, 885 Series E Preferred Shares, and 1,405 Series F Preferred Shares. Mr. Levy exchanged 750 Series A Preferred Shares, and was issued 51,429 common shares, 133 Series E Preferred Shares, and 211 Series F Preferred Shares. The Patriot Funds exchanged 19,688 Series A Preferred Shares, 317,042 Series C Preferred Shares, and 150,653 warrants to purchase non-voting common shares, and was issued 6,250 mandatorily convertible Series B Preferred Shares, 64,580 mandatorily convertible Series D Preferred Shares, and 3,486 Series E Preferred Shares. After shareholder approval on February 25, 2015, Mr. Hogan’s 17,143 Series B Preferred Shares converted into 342,860 common shares and the Patriot Funds’ Series B Preferred Shares converted into 125,000 common shares, and their Series D Preferred Shares converted into 1,291,600 non-voting common shares.

On September 30, 2015, we completed a common equity for debt exchange to acquire (and subsequently retire) $4.0 million of our Trust Securities. Accrued and unpaid interest on the Trust Securities totaled approximately $330,000. In exchange for the $4.3 million debt and interest liability, the Company issued a total of 160,000 common shares and 80,000 non-voting common shares. In the transaction, a whollyowned subsidiary of the Company acquired one-third of the Trust Securities directly from the unrelated holder in exchange for 80,000 newly issued common shares, resulting in an $883,000 gain on extinguishment of debt. The $883,000 gain was determined based upon the difference in the $560,000 fair value of the common shares issued and the $1.4 million book value of the debt securities and accrued interest thereon tendered to the Company by the unrelated holder on the date of closing. The fair value of the shares issued to the unrelated holder was computed by multiplying the 80,000 shares issued by $7.00 per share, which was the NASDAQ closing price of the Company’s common shares on September 30, 2015. The subsidiary also acquired the other two-thirds of the Trust Securities having a book value of $2.9 million in exchange for 80,000 common shares and 80,000 non-voting common shares issued to related parties who purchased the remaining Trust Securities from the unrelated holder. In accordance with ASC 470-50-40-2 and SEC Guidance 405-20-40-1.J, the debt and interest liability exchanged with the related parties was treated as a capital transaction.

On April 15, 2016, we completed the private placement of 580,000 common shares and 220,000 non-voting common shares to accredited investors resulting in total proceeds of $5.0 million. The investors in the private placement directed a portion of purchase price to pay all deferred interest payments on junior subordinated debentures, bringing our interest payments current through the second quarter of 2016. The investors included three directors of the Company, including President and CEO John T. Taylor, who purchased common shares on the same terms and conditions as the other investors.

NOTE 14 – PREFERRED STOCK AND STOCK PURCHASE WARRANTS

On November 21, 2008, we issued 35,000 Series A preferred shares and a warrant to purchase up to 66,113 of our common shares for $79.41 per share to the U.S. Treasury (“UST”) for an aggregate purchase price of $35.0 million. The warrant is exercisable, has a 10-year term and has not been transferred by UST.

In December 2014, we completed a non-cash equity exchange transaction with the accredited investors who acquired all of the issued and outstanding Series A Preferred Shares from UST in a public auction. We acquired and cancelled all of the issued and outstanding Series A Preferred Shares, the accrued dividends thereon, all of our issued and outstanding Series C preferred shares which were held by the accredited investors, and related warrants to purchase 159,783 of our common shares, which together had an aggregate book value of approximately $45.7 million. In exchange, we issued common and preferred shares having a fair value of approximately $9.6 million. The effect of this exchange transaction was to increase common stockholders’ equity by approximately $36.1 million, and total stockholders’ equity by $7.4 million.

In the exchange transaction, we issued 364,286 common shares, 40,536 mandatorily convertible Series B preferred shares and 64,580 mandatorily convertible Series D preferred shares, which automatically converted into 810,720 common shares and 1,291,600 non-voting common shares after shareholder approval on February 25, 2015. We also issued 6,198 Series E preferred shares and 4,304 Series F preferred shares, both of which series are not convertible into common shares, have a liquidation preference of $1,000 per share, and are entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F preferred shares rank senior to, and have liquidation and dividend preferences over, our common shares and non-voting common shares.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		Regulatory Minimums for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)
Consolidated	$71,109	10.21%	$55,714	8.00%
Bank	68,773	9.88	55,663	8.00
Total common equity Tier I risk-based capital (to risk-weighted assets)
Consolidated	36,199	5.20	31,339	4.50
Bank	57,642	8.28	31,311	4.50
Tier I capital (to risk-weighted assets)
Consolidated	48,713	6.99	41,786	6.00
Bank	57,642	8.28	41,747	6.00
Tier I capital (to average assets)
Consolidated	48,713	5.27	36,975	4.00
Bank	57,642	6.24	36,949	4.00

	Actual		Regulatory Minimums for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)
Consolidated	$68,530	10.46%	$52,436	8.00%
Bank	69,250	10.58	52,347	8.00
Total common equity Tier 1 risk-based capital (to risk weighted assets)
Consolidated	33,368	5.09	29,495	4.50
Bank	57,873	8.84	29,445	4.50
Tier I capital (to risk-weighted assets)
Consolidated	45,174	6.89	39,327	6.00
Bank	57,873	8.84	39,260	6.00
Tier I capital (to average assets)
Consolidated	45,174	4.74	38,131	4.00
Bank	57,873	6.08	38,085	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of December 31, 2016		Ratio Required by Consent Order

	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$68,773	9.88%	$83,495	12.00%
Tier I capital to average assets	57,642	6.24	83,135	9.00

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a Consent Order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company until the Consent Order is lifted or modified and the Bank returns to consistent profitability.

NOTE 16 – LOAN COMMITMENTS AND FINANCIAL GUARANTEES

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

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$19,445	$18,347	$2,475	$9,763
Unused lines of credit	7,935	51,407	12,212	48,648
Standby letters of credit	582	360	950	1,220

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of two loan participations, the Bank entered into two risk participation agreements during the fourth quarter of 2016, which had notional amounts totaling $14.6 million at December 31, 2016.

NOTE 17 – FAIR VALUES

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$34,099	$—	$34,099	$—
Agency mortgage-backed: residential	102,353	—	102,353	—
Collateralized loan obligations	11,203	—	11,203	—
State and municipal	2,045	—	2,045	—
Corporate bonds	3,090	—	3,090	—
Total	$152,790	$—	$152,790	$—

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$33,262	$—	$33,262	$—
Agency mortgage-backed: residential	102,662	—	102,662	—
State and municipal	6,861	—	6,861	—
Corporate bonds	2,193	—	2,193	—
Total	$144,978	$—	$144,978	$—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	585	—	—	585
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,261	—	—	1,261
Consumer	—	—	—	—
Agriculture	59	—	—	59
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	6,571	—	—	6,571
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	250	—	—	250

		Fair Value Measurements at December 31, 2015 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	139	—	—	139
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,362	—	—	1,362
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	12,344	—	—	12,344
Farmland	—	—	—	—
Nonfarm nonresidential	6,746	—	—	6,746
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	124	—	—	124

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.4 million, with a valuation allowance of $370,000, at December 31, 2016, resulting in no additional provision for loan losses for the year ended December 31, 2016. At December 31, 2015, impaired loans had a carrying amount of $1.8 million, with a valuation allowance of $337,000, at December 31, 2015, resulting in no additional provision for loan losses for the year ended December 31, 2015.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6.8 million as of December 31, 2016, compared with $19.2 million at December 31, 2015. Write-downs of $1.2 million and $9.9 million were recorded on OREO for the years ended December 31, 2016 and 2015, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,261	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	22%	(9%)

Other real estate owned – Commercial real estate	$6,571	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%
		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,362	Sales comparison approach	Adjustment for differences between the comparable sales	1%	-	16%	(7%)

Other real estate owned – Commercial real estate	$19,090	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	30%	(12%)
		Income approach	Discount or capitalization rate	10%	-	20%	(17%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2016:

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$66,316	$31,091	$35,225	$—	$66,316
Securities available for sale	152,790	—	152,790	—	152,790
Securities held to maturity	41,818	—	43,072	—	43,072
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	—	—	—	—	—
Loans, net	630,269	—	—	632,528	632,528
Accrued interest receivable	3,137	—	1,203	1,934	3,137
Financial liabilities
Deposits	$849,925	$124,395	$712,458	$—	$836,853
Federal Home Loan Bank advances	22,458	—	22,475	—	22,475
Subordinated capital notes	3,150	—	—	3,091	3,091
Junior subordinated debentures	21,000	—	—	13,263	13,263
Accrued interest payable	734	—	369	365	734

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2015:

		Fair Value Measurements at December 31, 2015 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$93,335	$79,498	$13,837	$—	$93,335
Securities available for sale	144,978	—	144,978	—	144,978
Securities held to maturity	42,075	—	44,253	—	44,253
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	186	—	186	—	186
Loans, net	606,625	—	—	614,162	614,162
Accrued interest receivable	3,116	—	1,111	2,005	3,116
Financial liabilities
Deposits	$877,997	$120,043	$739,152	$—	$859,195
Federal Home Loan Bank advances	3,081	—	3,076	—	3,076
Subordinated capital notes	4,050	—	—	3,933	3,933
Junior subordinated debentures	21,000	—	—	12,810	12,810
Accrued interest payable	2,805	—	422	2,383	2,805

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

NOTE 18 – STOCK PLANS AND STOCK BASED COMPENSATION

At the annual meeting on May 25, 2016, shareholders approved the Porter Bancorp, Inc. 2016 Omnibus Equity Compensation Plan (“2016 Plan”), which replaces the Porter Bancorp, Inc. 2006 Stock Incentive Plan (“2006 Employee Plan”) that had expired earlier in 2016. The shares available for issuance under the 2016 Plan total 46,467 shares which represents the number of shares that had previously been authorized by shareholders for issuance under the 2006 Employee Plan. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three to ten years.

The Company also maintains the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan (“2006 Director Plan”) pursuant to which 17,912 shares remain available for issuance as annual awards of restricted stock to the Company’s non-employee directors. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

On December 4, 2014, the U.S. Treasury sold our Series A preferred shares at a discount to face amount. As a result, restricted shares previously granted to senior executives became subject to permanent transfer restrictions. On March 25, 2015, the Compensation Committee modified the equity compensation arrangements with our four named executive officers to restore the incentive that was intended by including equity grants in their employment agreements. The Compensation Committee and our four named executive officers mutually agreed to terminate 107,696 restricted shares that were subject to permanent restrictions on transfer. We then awarded 160,000 new service-based restricted shares to those executive officers. The new awards are accounted for as a modification and vest over four years, with one-third of the shares vesting on each of the second, third and fourth anniversaries of the date of grant. The modification resulted in incremental compensation expense of approximately $233,000, which is being amortized in accordance with the vesting schedule.

The fair value of the 2016 unvested shares issued was $323,000, or $9.10 per weighted-average share. The Company recorded $443,000 and $445,000 of stock-based compensation during 2016 and 2015, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended		Twelve Months Ended
	December 31, 2016		December 31, 2015
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	184,482	$4.81	155,097	$6.65
Granted	35,465	9.10	183,148	4.57
Vested	(38,462)	8.32	(57,196)	6.65
Terminated	—	—	(90,199)	6.26
Forfeited	(1,972)	6.16	(6,368)	5.63
Outstanding, ending	179,513	$4.89	184,482	$4.81

Unrecognized stock based compensation expense related to unvested shares for 2017 and beyond is estimated as follows (in thousands):

2017	$197
2018	190
2019	30
2020 & thereafter	9

NOTE 19 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2016	2015	2014
	(in thousands, except share and per share data)
Net income (loss)	$(2,753)	$(3,213)	$(11,155)
Less:
Preferred stock dividends	—	—	2,362
Effect of preferred stock exchange	—	—	(36,104)
Earnings (losses) allocated to unvested shares	(88)	(122)	1,435
Earnings (losses) allocated to participating preferred shares	—	(214)	1,724
Net income (loss) attributable to common shareholders, basic and diluted	$(2,665)	$(2,877)	$19,428

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	5,980,945	5,191,944	2,846,188
Less:
Weighted average unvested common shares	192,232	197,355	180,842
Weighted average Series B Preferred Shares	—	133,269	59,971
Weighted average Series C Preferred Shares	—	—	61,654
Weighted average Series D Preferred Shares	—	212,318	95,543
Weighted average common shares outstanding	5,788,713	4,649,002	2,448,178
Basic income (loss) per common share	$(0.46)	$(0.62)	$7.94

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—
Weighted average common shares and potential common shares	5,788,713	4,649,002	2,448,178
Diluted income (loss) per common share	$(0.46)	$(0.62)	$7.94

The Company had no outstanding stock options at December 31, 2016, 2015 or 2014. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at December 31, 2016, 2015 and 2014, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. Additionally, warrants for the purchase of 130,109 shares of non-voting common stock at an exercise price of $54.76 per share were outstanding at December 31, 2014, but were not included in the diluted EPS computation as inclusion would have been anti-dilutive. The 130,109 warrants outstanding as of December 31, 2014 expired in September 2015.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Porter Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

December 31,

	2016	2015
	(in thousands)
ASSETS
Cash and cash equivalents	$2,048	$986
Investment in banking subsidiary	51,528	55,642
Investment in and advances to other subsidiaries	776	3,360
Other assets	645	734
Total assets	$54,997	$60,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$21,775	$25,775
Accrued expenses and other liabilities	489	2,930
Shareholders’ equity	32,733	32,017
Total liabilities and shareholders’ equity	$54,997	$60,722

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2016	2015	2014
	(in thousands)
Interest income	$5	$46	$53
Dividends from subsidiaries	23	20	19
Other income	17	102	44
Interest expense	(694)	(647)	(631)
Other expense	(1,240)	(1,457)	(1,765)
Loss before income tax and undistributed subsidiary income	(1,889)	(1,936)	(2,280)
Income tax expense	21	—	13
Equity in undistributed subsidiary income (loss)	(843)	(1,277)	(8,862)
Net loss	$(2,753)	$(3,213)	$(11,155)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2016	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(2,753)	$(3,213)	$(11,155)
Adjustments:
Equity in undistributed subsidiary (income) loss	843	1,277	8,862
Gain on sale of assets	—	(70)	(44)
Tax expense from OCI components	—	—	13
Change in other assets	(95)	(40)	(26)
Change in other liabilities	358	634	1,040
Other	978	481	591
Net cash (used in) operating activities	(669)	(931)	(719)

Cash flows from investing activities
Investments in subsidiaries	(500)	—	—
Sales of securities	—	642	179
Net cash (used in) from investing activities	(500)	642	179

Cash flows from financing activities
Proceeds from issuance of common stock	2,231	—	—
Dividends paid on preferred stock	—	—	—
Dividends paid on common stock	—	—	—
Net cash (used in) financing activities	2,231	—	—

Net change in cash and cash equivalents	1,062	(289)	(540)
Beginning cash and cash equivalents	986	1,275	1,815
Ending cash and cash equivalents	$2,048	$986	$1,275

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic (1)	Diluted (1)
	(in thousands, except per share data)
2016
First quarter	$9,185	$7,651	$(550)	$668	$1,480		$0.27	$0.27
Second quarter	8,705	7,196	(600)	294	1,012		0.17	0.17
Third quarter	8,931	7,458	(750)	322	1,393		0.22	0.22
Fourth quarter	8,781	7,316	(550)	257	(6,638)	(2)	(1.07)	(1.07)

2015
First quarter	$9,203	$7,290	$—	$733	$594		$0.12	$0.12
Second quarter	9,167	7,339	—	2,932	(2,130)	(3)	(0.41)	(0.41)
Third quarter	9,179	7,482	(2,200)	5,131	(1,076)	(4)	(0.21)	(0.21)
Fourth quarter	9,025	7,440	(2,300)	3,506	(601)	(4)	(0.11)	(0.11)

(1)

The sum of the quarterly net income (loss) per share (basic and diluted) differs from the annual net income (loss) per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

(2)	The $6.6 million loss for the fourth quarter of 2016 was due to the $8.0 million in litigation expenses accrued as a result of the Kentucky Court of Appeals ruling against the Bank.

(3)	The $2.1 million loss for the second quarter of 2015 was primarily due to OREO expenses.

(4)

The net loss for the third and fourth quarters of 2015 was positively impacted by a $2.2 million and $2.3 million negative provision for loans losses, respectively, and negatively impacted by OREO expenses of $5.1 million and $3.5 million, respectively.

NOTE 22 – CONTINGENCIES

We are defendants in various legal proceedings. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Currently, we have accrued approximately $10.2 million related to ongoing litigation matters for which we believe liability is probable and reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. Aside from the amounts currently accrued, there is nothing that is reasonably possible. We disclose legal matters when we believe liability is reasonably possible and may be material to our consolidated financial statements.

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

After conferring with its legal advisors, the Bank believed that the findings and damages were excessive and contrary to law, and that it had meritorious grounds on which it moved to appeal. The Bank filed an appeal with the Kentucky Court of Appeals on October 25, 2013. Oral arguments were heard on November 16, 2015. On December 2, 2016, the Appellate Court ruled against the Bank and upheld the previous award of $7.015 million in damages, with one dissenting opinion as to the amount of punitive damages awarded.

The Bank previously accrued the compensatory damages of the trial court verdict along with interest at the statutory rate. Following the Appellate Court ruling, the Bank accrued the punitive damages award and statutory interest that together currently total approximately $8.0 million, which had a negative impact on earnings and capital for 2016. On December 30, 2016, the Bank filed a motion for discretionary review with the Kentucky Supreme Court. Funds to retire all amounts due are on hand and available to meet this obligation with no material impact to liquidity should a decision be made to retire the accrued liability.

AIT Laboratories Employee Stock Ownership Plan. On August 29, 2014, the United States Department of Labor (“DOL”) filed a lawsuit against the Bank and Michael A. Evans in the U.S. District Court for the Southern District of Indiana. Thomas E. Perez, Secretary of the United States Department of Labor v. PBI Bank, Inc. and Michael A. Evans (Case No. 1:14-CV-01429-SEB-MJD). The complaint alleged that in 2009, the Bank, in the capacity of trustee for the AIT Laboratories Employee Stock Ownership Plan, authorized the alleged imprudent and disloyal purchase of the stock of AIT Holdings, Inc. in 2009 for $90 million, a price allegedly far in excess of the stock’s fair market value. On May 12, 2016, the parties entered into a settlement agreement, and the court entered an agreed order ending the litigation on May 13, 2016. The Bank agreed to a settlement payment, which, to the extent not paid from insurance proceeds, had been previously reserved for.

United States Department of Justice Investigation. On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that it was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008. The Bank has cooperated with all requests for information from DOJ. At this time the investigation is ongoing, and DOJ has made no determination whether to pursue any action in the matter.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, we believe that our disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed with the SEC within the required time periods as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the 2013 Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2017, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2017, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2017, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2017, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2017, which includes the required information. The required information contained in our proxy statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014
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

PORTER BANCORP, INC.

February 28, 2017	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	February 28, 2017
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	February 28, 2017
Phillip W. Barnhouse

/s/ W. Glenn Hogan	Director	February 28, 2017
W. Glenn Hogan

/s/ Michael T. Levy	Director	February 28, 2017
Michael T. Levy

/s/ Bradford T. Ray	Director	February 28, 2017
Bradford T. Ray

/s/ W. Kirk Wycoff	Director	February 28, 2017
W. Kirk Wycoff

/s/ James M. Parsons	Director	February 28, 2017
James M. Parsons

/s/ Dr. Edmond J. Seifried	Director	February 28, 2017
Dr. Edmond J. Seifried

EXHIBIT INDEX

Exhibit No. (1)	Description

3.1	Amended and Restated Articles of Incorporation, dated March 25, 2016. Exhibit 3.1 to Form 8-K filed May 26, 2016 is incorporated by reference.

3.2	Amendment to Articles of Incorporation, dated December 6, 2016, effecting reverse stock split. Exhibit 3.1 to Form 8-K filed December 21, 2016 is incorporated by reference.

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

4.2

Securities Purchase Agreement between Porter Bancorp, Inc. and Patriot Financial Partners, L.P. and other purchasers named therein, dated as of June 30, 2010. Exhibit 10.1 to Form 8-K filed July 7, 2010 is incorporated by reference.

10.1+	Porter Bancorp, Inc. 2016 Omnibus Equity Compensation Plan. Appendix A to Schedule 14A proxy statement (DEF 14A) filed April 25, 2016 is incorporated by reference.

10.2+	Form of Porter Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.3 to 8-K filed June 22, 2016 is incorporated by reference.

10.3+

Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended and restated as of March 26, 2014. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-202746) filed March 13, 2015 is incorporated by reference. Appendix A to Definitive Proxy Statement filed April 28, 2014 is incorporated by reference.

10.4+	Non-Executive Director Stock Incentive Program. Exhibit 10.1 to Form 8-K filed June 22, 2016 is incorporated by reference.

10.5+	Porter Bancorp, Inc. 2016 Incentive Compensation Bonus Plan incorporated by reference to Schedule 14A proxy statement (DEF 14A) filed April 25, 2016.

10.6+	Form of Ascencia Bank (now PBI Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is incorporated by reference.

10.7+	Form of Amendment to PBI Bank Supplemental Executive Retirement Plan. Exhibit 10.7 to Form 10-K filed March 29, 2009 is incorporated by reference.

10.8

Consent Order with Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions dated November 12, 2015. Exhibit 10.3 to Form 10-Q filed November 12, 2015 is incorporated by reference.

10.8	Employment Agreement with John T. Taylor (Exhibit 10.1 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.9	Employment Agreement with John R. Davis (Exhibit 10.2 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.10	Employment Agreement with Joseph C. Seiler (Exhibit 10.3 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.11	Employment Agreement with Phillip W. Barnhouse (Exhibit 10.4 to Form 8-K filed September 27, 2016 is incorporated by reference.

21.1	List of Subsidiaries of Porter Bancorp, Inc.

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

Exhibit No. (1)	Description

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.