Form 10-Q
period 2017-03-31
Porter Bancorp, Inc.
filed 2017-05-04
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,655,920 Common Shares and 1,591,600 Non-Voting Common Shares, no par value, were outstanding at April 30, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2017 and December 31, 2016

Unaudited Consolidated Statements of Income for the three months ended March 31, 2017 and 2016

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2017

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$5,456	$9,449
Interest bearing deposits in banks	32,329	56,867
Cash and cash equivalents	37,785	66,316
Securities available for sale	156,001	152,790
Securities held to maturity (fair value of $43,469 and $43,072, respectively)	41,752	41,818
Loans held for sale	—	—
Loans, net of allowance of $8,966 and $8,967, respectively	655,217	630,269
Premises and equipment	17,687	17,848
Other real estate owned	6,571	6,821
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	14,935	14,838
Accrued interest receivable and other assets	5,083	7,154
Total assets	$942,354	$945,177

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$127,049	$124,395
Interest bearing	733,654	725,530
Total deposits	860,703	849,925
Federal Home Loan Bank advances	17,313	22,458
Accrued interest payable and other liabilities	4,908	15,911
Subordinated capital note	2,925	3,150
Junior subordinated debentures	21,000	21,000
Total liabilities	906,849	912,444
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 4,655,920 and 4,632,933 voting, and 34,380,437 non-voting shares authorized, 1,591,600 and 1,591,600 non-voting issued and outstanding, respectively	125,729	125,729
Additional paid-in capital	24,151	24,097
Retained deficit	(111,881)	(113,561)
Accumulated other comprehensive loss	(5,265)	(6,303)
Total common stockholders’ equity	32,734	29,962
Total stockholders' equity	35,505	32,733
Total liabilities and stockholders’ equity	$942,354	$945,177

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans, including fees	$7,829	$7,882
Taxable securities	1,114	989
Tax exempt securities	145	164
Federal funds sold and other	137	150
	9,225	9,185
Interest expense
Deposits	1,244	1,308
Federal Home Loan Bank advances	31	19
Subordinated capital note	34	39
Junior subordinated debentures	175	168
	1,484	1,534
Net interest income	7,741	7,651
Negative provision for loan losses	—	(550)
Net interest income after negative provision for loan losses	7,741	8,201

Non-interest income
Service charges on deposit accounts	501	429
Bank card interchange fees	213	202
Income from bank owned life insurance	102	96
Other real estate owned rental income	—	256
Net gain on sales and calls of investment securities	—	203
Other	252	205
	1,068	1,391
Non-interest expense
Salaries and employee benefits	3,947	3,822
Occupancy and equipment	821	854
Professional fees	303	385
FDIC insurance	342	523
Data processing expense	292	297
State franchise and deposit tax	225	255
Other real estate owned expense	(16)	668
Litigation and loan collection expense	3	82
Other	1,212	1,205
	7,129	8,091
Income before income taxes	1,680	1,501
Income tax expense	—	21
Net income	1,680	1,480
Less:
Earnings allocated to participating securities	44	51
Net income available to common shareholders	$1,636	$1,429
Basic and diluted income per common share	$0.27	$0.27

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$1,680	$1,480
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain arising during the period	1,005	1,209
Amortization during period of net unrealized loss transferred to held to maturity	33	32
Reclassification adjustment for gains included in net income	—	(203)
Net unrealized gain recognized in comprehensive income	1,038	1,038
Tax effect	—	—
Other comprehensive income	1,038	1,038

Comprehensive income	$2,718	$2,518

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2017

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balances, January 1, 2017	4,632,933	1,591,600	6,224,533	6,198	4,304	$125,729	$1,644	$1,127	$24,097	$(113,561)	$(6,303)	$32,733
Issuance of unvested stock	22,787	—	22,787	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Reverse stock split roundup shares	200	—	200	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	54	—	—	54
Net income	—	—	—	—	—	—	—	—	—	1,680	—	1,680
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,038	1,038
Balances, March 31, 2017	4,655,920	1,591,600	6,247,520	6,198	4,304	$125,729	$1,644	$1,127	$24,151	$(111,881)	$(5,265)	$35,505

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2017 and 2016

(dollars in thousands)

	2017	2016
Cash flows from operating activities
Net income	$1,680	$1,480
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	374	386
Negative provision for loan losses	—	(550)
Net amortization on securities	312	309
Stock-based compensation expense	54	73
Net gain on sales of loans held for sale	—	(17)
Loans originated for sale	—	(1,056)
Proceeds from sales of loans held for sale	—	1,146
Net gain on sales of other real estate owned	(38)	(55)
Net write-down of other real estate owned	—	500
Net realized gain on sales and calls of investment securities	—	(203)
Earnings on bank owned life insurance, net of premium expense	(97)	(90)
Net change in accrued interest receivable and other assets	1,973	(617)
Net change in accrued interest payable and other liabilities	(11,003)	(396)
Net cash from operating activities	(6,745)	910

Cash flows from investing activities
Purchases of available for sale securities	(7,670)	(4,114)
Sales and calls of available for sale securities	—	3,486
Maturities and prepayments of available for sale securities	5,251	5,077
Proceeds from sale of other real estate owned	388	1,349
Loan originations and payments, net	(25,096)	(1,802)
Purchases of premises and equipment, net	(67)	(177)
Purchase of bank owned life insurance	—	(5,000)
Net cash from investing activities	(27,194)	(1,181)

Cash flows from financing activities
Net change in deposits	10,778	(12,384)
Repayment of Federal Home Loan Bank advances	(15,145)	(149)
Advances from Federal Home Loan Bank	10,000	—
Repayment of subordinated capital note	(225)	(225)
Net cash from financing activities	5,408	(12,758)
Net change in cash and cash equivalents	(28,531)	(13,029)
Beginning cash and cash equivalents	66,316	93,335
Ending cash and cash equivalents	$37,785	$80,306

Supplemental cash flow information:
Interest paid	$1,316	$4,205
Income taxes paid (refunded)	—	21
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$100	$441

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). This ASU is an update to ASU 2014-09, and delays the effective date of ASU 2014-09. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Based on types of products we offer, a significant portion of the Company's revenue is scoped out of the standard. Therefore, adoption of this new guidance will not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The impact of adopting the new guidance on the consolidated financial statements is not expected to have a material impact.

In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The impact of adopting the new guidance on the consolidated financial statements will not have a material impact.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The largest impact will be on the allowance for loan and lease losses and held-to-maturity securities. The standard is effective for public companies for fiscal years beginning after December 15, 2019. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements and assessing our data and systems needs.

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The final standard will shorten the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard is effective for public companies for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Note 2 – Securities

Securities are classified into available-for-sale (AFS) and held-to-maturity (HTM) categories. AFS securities are those that may be sold if needed for liquidity, asset liability management, or other reasons. AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. HTM securities are those that we have the intent and ability to hold to maturity and are reported at amortized cost.

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2017
Available for sale
U.S. Government and federal agency	$33,434	$94	$(489)	$33,039
Agency mortgage-backed: residential	99,251	701	(1,035)	98,917
Collateralized loan obligations	18,868	13	—	18,881
State and municipal	2,028	19	(2)	2,045
Corporate bonds	3,072	47	—	3,119
Total available for sale	$156,653	$874	$(1,526)	$156,001

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,752	$1,719	$(2)	$43,469
Total held to maturity	$41,752	$1,719	$(2)	$43,469

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$34,757	$50	$(708)	$34,099
Agency mortgage-backed: residential	103,390	455	(1,492)	102,353
Collateralized loan obligations	11,203	—	—	11,203
State and municipal	2,028	25	(8)	2,045
Corporate bonds	3,069	24	(3)	3,090
Total available for sale	$154,447	$554	$(2,211)	$152,790

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,818	$1,272	$(18)	$43,072
Total held to maturity	$41,818	$1,272	$(18)	$43,072

Sales and calls of securities were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)

Proceeds	$—	$3,486
Gross gains	—	203
Gross losses	—	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	March 31, 2017
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$4,899	$4,926
One to five years	7,780	7,831
Five to ten years	30,943	30,540
Beyond ten years	13,780	13,787
Agency mortgage-backed: residential	99,251	98,917
Total	$156,653	$156,001

Held to maturity
Within one year	645	647
One to five years	$24,177	$25,034
Five to ten years	16,930	17,788
Total	$41,752	$43,469

Securities pledged at March 31, 2017 and December 31, 2016 had carrying values of approximately $60.6 million and $61.2 million, respectively, and were pledged to secure public deposits.

At March 31, 2017 and December 31, 2016, we held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $16.4 million at each period end. Additionally, at March 31, 2017 and December 31, 2016, we held securities issued by the State of Texas or Texas municipalities having a book value of $4.3 million at each period end. At March 31, 2017 and December 31, 2016, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition, credit quality, and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2017, management does not believe securities within our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2017
Available for sale
U.S. Government and federal Agency	$24,796	$(489)	$—	$—	$24,796	$(489)
Agency mortgage-backed: residential	40,580	(975)	3,908	(60)	44,488	(1,035)
State and municipal	470	(2)	—	—	470	(2)
Total temporarily impaired	$65,846	$(1,466)	$3,908	$(60)	$69,754	$(1,526)

Held to maturity
State and municipal	$558	$(2)	$—	$—	$558	$(2)
Total	$558	$(2)	$—	$—	$558	$(2)

December 31, 2016
Available for sale
U.S. Government and federal agency	$27,738	$(708)	$—	$—	$27,738	$(708)
Agency mortgage-backed: residential	63,460	(1,449)	2,745	(43)	66,205	(1,492)
State and municipal	465	(8)	—	—	465	(8)
Corporate bonds	—	—	1,566	(3)	1,566	(3)
Total temporarily impaired	$91,663	$(2,165)	$4,311	$(46)	$95,974	$(2,211)

Held to maturity
State and municipal	$1,540	$(18)	$—	$—	$1,540	$(18)
Total	$1,540	$(18)	$—	$—	$1,540	$(18)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Commercial	$104,850	$97,761
Commercial Real Estate:
Construction	41,424	36,330
Farmland	83,252	71,507
Nonfarm nonresidential	151,921	149,546
Residential Real Estate:
Multi-family	49,350	48,197
1-4 Family	185,866	188,092
Consumer	9,542	9,818
Agriculture	37,515	37,508
Other	463	477
Subtotal	664,183	639,236
Less: Allowance for loan losses	(8,966)	(8,967)
Loans, net	$655,217	$630,269

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	334	(866)	394	4	138	(4)	–
Loans charged off	–	(27)	(294)	(5)	–	–	(326)
Recoveries	5	241	43	25	7	4	325
Ending balance	$814	$4,242	$3,569	$32	$307	$2	$8,966

March 31, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Provision (negative provision)	(199)	(375)	129	(33)	(65)	(7)	(550)
Loans charged off	(12)	(118)	(595)	(13)	–	(11)	(749)
Recoveries	35	263	165	39	79	17	598
Ending balance	$642	$6,763	$3,683	$115	$136	$1	$11,340

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$33	$285	$–	$1	$–	$332
Collectively evaluated for impairment	801	4,209	3,284	32	306	2	8,634
Total ending allowance balance	$814	$4,242	$3,569	$32	$307	$2	$8,966

Loans:
Loans individually evaluated for impairment	$593	$4,837	$4,394	$7	$60	$–	$9,891
Loans collectively evaluated for impairment	104,257	271,760	230,822	9,535	37,455	463	654,292
Total ending loans balance	$104,850	$276,597	$235,216	$9,542	$37,515	$463	$664,183

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

	As of March 31, 2017			Three Months Ended March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$704	$493	$—	$494	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	4,421	2,786	—	3,264	206	206
Nonfarm nonresidential	1,868	1,165	—	1,192	32	30
Residential real estate:
Multi-family	—	—	—	2,050	—	—
1-4 Family	4,664	2,968	—	2,938	8	8
Consumer	47	7	—	4	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	11,704	7,419	—	9,942	246	244

With An Allowance Recorded:
Commercial	100	100	13	100	2	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	610	586	5	588	—	—
Nonfarm nonresidential	300	300	28	301	4	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,426	1,426	285	1,519	17	—
Consumer	—	—	—	—	—	—
Agriculture	78	60	1	60	—	—
Other	—	—	—	—	—	—
Subtotal	2,514	2,472	332	2,568	23	—
Total	$14,218	$9,891	$332	$12,510	$269	$244

	As of December 31, 2016			Three Months Ended March 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$707	$495	$—	$987	$1	$1
Commercial real estate:
Construction	—	—	—	261	3	—
Farmland	5,566	3,742	—	4,194	6	5
Nonfarm nonresidential	4,502	1,219	—	7,116	248	190
Residential real estate:
Multi-family	4,100	4,100	—	1,216	30	1
1-4 Family	4,663	2,910	—	8,795	58	6
Consumer	41	1	—	14	7	8
Agriculture	—	—	—	115	—	—
Other	—	—	—	—	—	—
Subtotal	19,579	12,467	—	22,698	353	211
With An Allowance Recorded:
Commercial	100	100	13	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	614	590	5	—	—	—
Nonfarm nonresidential	303	303	30	438	6	—
Residential real estate:
Multi-family	—	—	—	4,186	50	—
1-4 Family	1,676	1,611	350	1,684	20	—
Consumer	—	—	—	—	—	—
Agriculture	78	60	1	—	—	—
Other	—	—	—	—	—	—
Subtotal	2,771	2,664	399	6,308	76	—
Total	$22,350	$15,131	$399	$29,006	$429	$211

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2017 and December 31, 2016:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	501	—	501
Principal deferral	—	607	607
Residential Real Estate:
1-4 Family
Rate reduction	743	—	743
Total TDRs	$1,244	$3,374	$4,618

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2016
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	507	—	507
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	4,100	—	4,100
1-4 Family
Rate reduction	743	—	743
Total TDRs	$5,350	$3,374	$8,724

At March 31, 2017 and December 31, 2016, 27% and 61%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $196,000 and $197,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2017, and December 31, 2016, respectively. The Company has committed to lend no additional amounts as of March 31, 2017 and December 31, 2016 to borrowers with outstanding loans classified as TDRs.

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. In this instance, the TDR was originally considered a restructuring in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance. As of March 31, 2017, the TDR classification was removed from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment.

No TDR loan modifications occurred during the three months ended March 31, 2017 or March 31, 2016. During the first three months of 2017 and 2016, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2017, and December 31, 2016:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
	(in thousands)

Commercial	$493	$495	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	3,372	4,332	—	—
Nonfarm nonresidential	964	1,016	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	3,206	3,312	—	—
Consumer	7	1	—	—
Agriculture	60	60	—	—
Other	—	—	—	—
Total	$8,102	$9,216	$—	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2017
Commercial	$—	$—	$—	$493	$493
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	262	4	—	3,372	3,638
Nonfarm nonresidential	—	—	—	964	964
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	691	281	—	3,206	4,178
Consumer	6	4	—	7	17
Agriculture	13	—	—	60	73
Other	—	—	—	—	—
Total	$972	$289	$—	$8,102	$9,363

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2016
Commercial	$—	$—	$—	$495	$495
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	626	—	—	4,332	4,958
Nonfarm nonresidential	—	59	—	1,016	1,075
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,454	256	—	3,312	5,022
Consumer	19	—	—	1	20
Agriculture	203	—	—	60	263
Other	—	—	—	—	—
Total	$2,302	$315	$—	$9,216	$11,833

Credit Quality Indicators

We categorize all loans into risk categories at origination based upon original underwriting. Thereafter, we categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Loans are also analyzed through our internal and external loan review processes. Borrower relationships in excess of $500,000 are routinely analyzed through our credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2017, and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2017
Commercial	$103,597	$293	$—	$960	$—	$104,850
Commercial Real Estate:
Construction	40,927	497	—	—	—	41,424
Farmland	76,161	1,335	—	5,756	—	83,252
Nonfarm nonresidential	146,628	3,221	441	1,631	—	151,921
Residential Real Estate:
Multi-family	39,536	5,991	—	3,823	—	49,350
1-4 Family	173,463	5,521	51	6,831	—	185,866
Consumer	9,130	314	—	98	—	9,542
Agriculture	27,456	9,270	—	789	—	37,515
Other	463	—	—	—	—	463
Total	$617,361	$26,442	$492	$19,888	$—	$664,183

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial	$96,402	$294	$—	$1,065	$—	$97,761
Commercial Real Estate:
Construction	35,823	507	—	—	—	36,330
Farmland	63,323	1,521	—	6,663	—	71,507
Nonfarm nonresidential	142,222	5,217	445	1,662	—	149,546
Residential Real Estate:
Multi-family	38,281	6,080	—	3,836	—	48,197
1-4 Family	173,565	6,909	52	7,566	—	188,092
Consumer	9,397	348	—	73	—	9,818
Agriculture	26,940	9,555	—	1,013	—	37,508
Other	477	—	—	—	—	477
Total	$586,430	$30,431	$497	$21,878	$—	$639,236

Note 4 – Other Real Estate Owned

Other real estate owned (OREO) is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. When property is acquired as a result of foreclosure or by deed in lieu of foreclosure, it is recorded at its fair market value less expected cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses.

Fair value of OREO is determined on an individual property basis. When foreclosed properties are acquired, we obtain a new appraisal of the subject property or have staff from our special assets group or in our centralized appraisal department evaluate the latest in-file appraisal in connection with the transfer to OREO. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. Subsequent reductions in fair value are recorded as non-interest expense when a new appraisal indicates a decline in value or in cases where a listing price is lowered below the appraised amount.

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2017	December 31, 2016
	(in thousands)
Commercial Real Estate:
Construction	$6,571	$6,571
Residential Real Estate:
1-4 Family	—	250
	$6,571	$6,821

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $822,000 and $932,000 at March 31, 2017 and December 31, 2016, respectively. Net activity relating to other real estate owned during the three months ended March 31, 2017 and 2016 is as follows:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
OREO Activity
OREO as of January 1	$6,821	$19,214
Real estate acquired	100	441
Valuation adjustment write-downs	—	(500)
Net gain on sales	38	55
Proceeds from sales of properties	(388)	(1,349)
OREO as of March 31	$6,571	$17,861

We recognized no OREO rental income for the three months ended March 31, 2017, and $256,000 for the three months ended March 31, 2016.

Expenses related to other real estate owned include:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Net gain on sales	$(38)	$(55)
Valuation adjustment write-downs	—	500
Operating expense	22	223
Total	$(16)	$668

 Note 5 – Deposits

The following table shows ending deposit balances by category as of:

	March 31, 2017	December 31, 2016
	(in thousands)
Non-interest bearing	$127,049	$124,395
Interest checking	104,811	103,876
Money market	122,434	142,497
Savings	36,380	34,518
Certificates of deposit	470,029	444,639
Total	$860,703	$849,925

Time deposits of $250,000 or more were $34.5 million and $29.1 million at March 31, 2017 and December 31, 2016, respectively.

Scheduled maturities of all time deposits at March 31, 2017 were as follows (in thousands):

Year 1	$225,126
Year 2	155,900
Year 3	61,411
Year 4	21,374
Year 5	6,218
$470,029

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Advances with fixed rates from 0.00% to 5.25% and maturities ranging from 2017 through 2033, averaging 1.04% at March 31, 2017 and 0.85% at December 31, 2016	$17,313	$22,458

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$15,528
Year 2	226
Year 3	508
Year 4	762
Year 5	109
Thereafter	180
$17,313

Each advance is payable based upon the terms of agreement, with a prepayment penalty. New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2017 or 2016. The advances are collateralized by first mortgage-residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At March 31, 2017, our additional borrowing capacity with the FHLB was $13.9 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

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

Impaired loans are evaluated quarterly for additional impairment. We obtain updated appraisals on properties securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and our assessment of deterioration of real estate values in the market in which the property is located. The first stage of our assessment involves management’s inspection of the property in question. Management also engages in conversations with local real estate professionals and market participants to determine the likely marketing time and value range for the property. The second stage involves an assessment of current trends in the regional market. After thorough consideration of these factors, management will either internally evaluate fair value or order a new appraisal.

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

Financial assets measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 are summarized below:

		Fair Value Measurements at March 31, 2017 Using
		(in thousands)
	Carrying	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$33,039	$—	$33,039	$—
Agency mortgage-backed: residential	98,917	—	98,917	—
Collateralized loan obligations	18,881	—	18,881	—
State and municipal	2,045	—	2,045	—
Corporate bonds	3,119	—	3,119	—
Total	$156,001	$—	$156,001	$—

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$34,099	$—	$34,099	$—
Agency mortgage-backed: residential	102,353	—	102,353	—
Collateralized loan obligations	11,203	—	11,203	—
State and municipal	2,045	—	2,045	—
Corporate bonds	3,090	—	3,090	—
Total	$152,790	$—	$152,790	$—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2017 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	581	—	—	581
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,141	—	—	1,141
Consumer	—	—	—	—
Agriculture	59	—	—	59
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	6,571	—	—	6,571
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	585	—	—	585
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,261	—	—	1,261
Consumer	—	—	—	—
Agriculture	59	—	—	59
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	6,571	—	—	6,571
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	250	—	—	250

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.2 million at March 31, 2017 with a valuation allowance of $303,000, resulting in no additional provision for loan losses for the three months ended March 31, 2017. Impaired loans had a carrying amount of $1.8 million with a valuation allowance of $383,000, resulting in an additional provision for loan losses of $46,000 for the three months ended March 31, 2016. At December 31, 2016, impaired loans had a carrying amount of $2.4 million, with a valuation allowance of $370,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6.6 million as of March 31, 2017, compared with $17.9 million at March 31, 2016 and $6.8 million at December 31, 2016. No write-downs were recorded on OREO for the three months ended March 31, 2017, compared to write-downs of $500,000 for the three months ended March 31, 2016.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,141	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	22%	(9%)

Other real estate owned – Commercial real estate	$6,571	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,261	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	22%	(9%)

Other real estate owned – Commercial real estate	$6,571	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$37,785	$36,094	$1,691	$—	$37,785
Securities available for sale	156,001	—	156,001	—	156,001
Securities held to maturity	41,752	—	43,469	—	43,469
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	—	—	—	—	—
Loans, net	655,217	—	—	652,746	652,746
Accrued interest receivable	3,100	—	1,123	1,977	3,100
Financial liabilities
Deposits	$860,703	$127,049	$720,593	$—	$847,642
Federal Home Loan Bank advances	17,313	—	17,338	—	17,338
Subordinated capital notes	2,925	—	—	2,846	2,846
Junior subordinated debentures	21,000	—	—	16,263	16,263
Accrued interest payable	902	—	362	540	902

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$66,316	$31,091	$35,225	$—	$66,316
Securities available for sale	152,790	—	152,790	—	152,790
Securities held to maturity	41,818	—	43,072	—	43,072
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	—	—	—	—	—
Loans, net	630,269	—	—	632,528	632,528
Accrued interest receivable	3,137	—	1,203	1,934	3,137
Financial liabilities
Deposits	$849,925	$124,395	$712,458	$—	$836,853
Federal Home Loan Bank advances	22,458	—	22,475	—	22,475
Subordinated capital notes	3,150	—	—	3,091	3,091
Junior subordinated debentures	21,000	—	—	13,263	13,263
Accrued interest payable	734	—	369	365	734

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

Note 8 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$44,630	$42,094
Allowance for loan losses	3,138	3,139
Other real estate owned write-down	3,366	3,366
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	655	674
Net unrealized loss on securities	504	867
New market tax credit carry-forward	208	208
Nonaccrual loan interest	487	481
Accrued expenses	241	3,860
Other	773	825
	54,694	56,206

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	84	89
Other	416	1,140
	1,428	2,157
Net deferred tax assets before valuation allowance	53,266	54,049
Valuation allowance	(53,266)	(54,049)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of March 31, 2017.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2017 or March 31, 2016 related to unrecognized tax benefits.

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

Note 9 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2016 Omnibus Equity Compensation Plan (“2016 Plan”) total 23,684. Shares issued to employees under the plan vest annually on the anniversary date of the grant generally over three to four years.

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

The fair value of the 2017 unvested shares issued was $215,000, or $9.44 per weighted-average share. The Company recorded $54,000 and $73,000 of stock-based compensation during the first three months of 2017 and 2016, respectively, to salaries and employee benefits. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	179,513	$4.89	184,482	$4.81
Granted	22,787	9.44	35,465	9.10
Vested	(53,335)	4.45	(38,462)	8.32
Forfeited	—	—	(1,972)	6.16
Outstanding, ending	148,965	$5.74	179,513	$4.89

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2017 and beyond is estimated as follows (in thousands):

April 2017 – December 2017	$199
2018	262
2019	102
2020 & thereafter	25

Note 10 – Earnings (Loss) per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except share and per share data)

Net income	$1,680	$1,480
Less:
Earnings allocated to unvested shares	44	51
Net income available to common shareholders, basic and diluted	$1,636	$1,429

Basic
Weighted average common shares including unvested common shares outstanding	6,227,265	5,389,062
Less:
Weighted average unvested common shares	164,239	183,996
Weighted average common shares outstanding	6,063,026	5,205,066
Basic income per common share	$0.27	$0.27

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—
Weighted average common shares and potential common shares	6,063,026	5,205,066
Diluted income per common share	$0.27	$0.27

The Company had no outstanding stock options at March 31, 2017 or 2016. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at March 31, 2017 and 2016, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases to 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis. Pursuant to the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank and to assist the Bank in addressing weaknesses identified by the FDIC and the KDFI, to pay no dividends without prior written approval, to pay no interest or principal on trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		Regulatory Minimums for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of March 31, 2017:
Total risk-based capital (to risk- weighted assets)
Consolidated	$72,920	10.15%	$57,457	8.00%
Bank	70,957	9.89	57,402	8.00
Total common equity Tier 1 risk- based capital (to risk weighted assets)
Consolidated	37,978	5.29	32,319	4.50
Bank	59,786	8.33	32,289	4.50
Tier I capital (to risk-weighted assets)
Consolidated	50,936	7.09	43,093	6.00
Bank	59,786	8.33	43,052	6.00
Tier I capital (to average assets)
Consolidated	50,936	5.43	37,553	4.00
Bank	59,786	6.37	37,525	4.00

	Actual		Regulatory Minimums for Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total risk-based capital (to risk- weighted assets)
Consolidated	$71,109	10.21%	$55,714	8.00%
Bank	68,773	9.88	55,663	8.00
Total common equity Tier 1risk- based capital (to risk weighted assets)
Consolidated	36,199	5.20	31,339	4.50%
Bank	57,642	8.28	31,311	4.50
Tier I capital (to risk-weighted assets)
Consolidated	48,713	6.99	41,786	6.00
Bank	57,642	8.28	41,747	6.00
Tier I capital (to average assets)
Consolidated	48,713	5.27	36,975	4.00
Bank	57,642	6.24	36,949	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of March 31, 2017		Ratio Required by Consent Order
	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$70,957	9.89%	$86,103	12.00%
Tier I capital to average assets	59,786	6.37	84,431	9.00

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

Note 12 – Off Balance Sheet Risks, Commitments, and Contingent Liabilities

The Company, in the normal course of business, is party to financial instruments with off balance sheet risk. The financial instruments include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Company pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Collateral from the client may be required based on the Company’s credit evaluation of the client and may include business assets of commercial clients, as well as personal property and real estate of individual clients or guarantors.

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the Company’s client(s) may demand immediate cash that would require funding.  In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the Company’s client.  Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a client to a third party. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the Company also has liquidity risk associated with standby letters of credit because funding for these obligations could be required immediately. The Company does not deem this risk to be material. No liability is currently established for standby letters of credit.

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$25,462	$16,732	$19,445	$18,347
Unused lines of credit	10,356	46,662	7,935	51,407
Standby letters of credit	573	373	582	360

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of two loan participations, the Bank entered into two risk participation agreements during the fourth quarter of 2016, which had notional amounts totaling $14.6 million at both March 31, 2017 and December 31, 2016.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. The Company records contingent liabilities resulting from claims against it when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Based upon current knowledge and after consultation with counsel, the Company believes the pending legal proceedings or claims should not have a material impact on its financial position or results of operations. However, in light of the uncertainties involved in such proceedings, the outcome of a particular matter may be material to the financial position or results of operations for a particular reporting period in the future.

On June 18, 2010, three real estate development companies filed suit in Kentucky state court against PBI Bank and Managed Assets of Kentucky. On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against the Bank, awarding the plaintiffs compensatory damages of $1,515,000 and punitive damages of $5,500,000.

The Bank filed an appeal with the Kentucky Court of Appeals on October 25, 2013. On December 2, 2016, the Court of Appeals ruled against the Bank and upheld the previous award of $7.015 million in damages, with one dissenting opinion as to the amount of punitive damages awarded.

The Bank previously accrued the compensatory damages of the trial court verdict along with interest at the statutory rate. Following the appellate court ruling, the Bank accrued the punitive damages award and statutory interest that totaled approximately $8.0 million, which had a negative impact on earnings and capital for 2016. In March 2017, the parties entered into a settlement agreement , the court entered an agreed order ending the litigation, payment was made, and the Bank withdrew its motion for discretionary review with the Kentucky Supreme Court. As the Company had previously established a reserve for this matter, the settlement did not have a material effect on the Company’s results of operation for 2017.

On October 17, 2014, the United States Department of Justice (“DOJ”) notified the Bank that it was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008. The Bank has cooperated with all requests for information from the DOJ. As of the date of this report, the DOJ has made no determination whether to pursue any action in the matter.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains statements about future expectations, actions and events that constitute forward-looking statements. Forward-looking statements express our beliefs, assumptions and expectations about our future financial and operating performance and growth plans, taking into account information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of our control. Factors that could contribute to differences in our results include, but are not limited to the following:

●	Our ability to increase our capital to the levels required by our agreements with bank regulators could have a material adverse effect on our business.

●

A significant percentage of our loan portfolio is comprised of non-owner occupied commercial real estate loans, real estate construction and development loans, and multi-family residential real estate loans, all of which carry a higher degree of risk.

●	We continue to hold other real estate owned (“OREO”) properties, which could increase operating expenses and result in future losses.

●	Our decisions regarding credit risk may not be accurate, and our allowance for loan losses may not be sufficient to cover actual losses.

●

Our ability to pay cash dividends on our common and preferred shares and pay interest on the junior subordinated debentures that relate to our trust preferred securities is currently restricted. Our inability to resume paying interest on our trust preferred securities could adversely affect our common and preferred shareholders.

We also refer you to Part II, Item 1A – Risk Factors in this report and to the risks identified and the cautionary statements discussed in greater detail in our December 31, 2016 Annual Report on Form 10-K.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate PBI Bank (“the Bank”), our wholly owned subsidiary and the fourteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of March 31, 2017, we had total assets of $942.4 million, total loans of $664.2 million, total deposits of $860.7 million and stockholders’ equity of $35.5 million.

The Company reported net income of $1.7 million for the three months ended March 31, 2017, compared with $1.5 million for the first quarter of 2016. After deductions for earnings allocated to participating securities, net income available to common shareholders was $1.6 million for the three months ended March 31, 2017, compared with $1.4 million for the three months ended March 31, 2016.

Basic and diluted net income per common share were $0.27 for the three months ended March 31, 2017 compared with $0.27 for the three months ended March 31, 2016.

We note the following significant items during the three months ended March 31, 2017:

●

Net interest margin increased two basis points to 3.55% in the first three months of 2017 compared with 3.53% in the first three months of 2016. The cost of interest bearing liabilities decreased from 0.79% in the first quarter of 2016 to 0.78% in the first quarter of 2017.

●

Average loans receivable increased approximately $29.2 million or 4.7% to $649.3 million for the quarter ended March 31, 2017, compared with $620.1 million for the first quarter of 2016. This resulted in an increase in interest revenue volume of approximately $363,000 which was offset by decreases due to rate decreases of $416,000 for the quarter ended March 31, 2017, compared with the first quarter of 2016. The decrease in the cost of interest bearing liabilities was primarily driven by volume decline in certificates of deposit.

●

During the period, our improving trends in non-performing loans, past due loans, and loan risk categories continued. We recorded no provision for loan losses expense in the first quarter of 2017, compared to negative provision for loan losses expense of $550,000 in the first quarter of 2016. Both were attributable to declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $1,000 for the first quarter of 2017, compared to $151,000 for the first quarter of 2016.

●

Non-performing loans decreased $1.1 million to $8.1 million at March 31, 2017, compared with $9.2 million at December 31, 2016. The decrease in non-performing loans was primarily due to $1.5 million in paydowns and $229,000 in charge-offs which were partially offset by $803,000 in loans placed on nonaccrual during the quarter.

●

Loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $972,000 at March 31, 2017, and loans past due 60-89 days decreased from $315,000 at December 31, 2016 to $289,000 at March 31, 2017. Total loans past due and nonaccrual loans decreased to $9.4 million at March 31, 2017, from $11.8 million at December 31, 2016.

●

All loan risk categories (other than pass loans) have decreased since December 31, 2016. Pass loans represent 93.0% of the portfolio at March 31, 2017, compared to 91.7% at December 31, 2016. During the three months ended March 31, 2017, the pass category increased approximately $31.0 million, the watch category declined approximately $4.0 million, the special mention category declined approximately $5,000, and the substandard category declined approximately $2.0 million. The $2.0 million decrease in loans classified as substandard was primarily driven by $1.9 million in principal payments received during the three months ended March 31, 2017.

●

Foreclosed properties were $6.6 million at March 31, 2017, compared with $6.8 million at December 31, 2016, and $17.9 million at March 31, 2016. During the first three months of 2017, the Company acquired $100,000 and sold $350,000 of OREO. Operating expenses, fair value write downs, and a net gain on sales totaled $668,000 in the first quarter of 2016 compared to a net gain on sales, net of expenses, of $16,000 in the first quarter of 2017

●	Our ratio of non-performing assets to total assets decreased to 1.56% at March 31, 2017, compared with 1.70% at December 31, 2016, and 3.09% at March 31, 2016.

●

Non-interest income decreased $323,000 to $1.1 million for the first quarter of 2017, compared with $1.4 million for the first quarter of 2016. The decrease was driven primarily by reductions in OREO income of $256,000 and reductions in the gains on sales and calls of securities of $203,000. Non-interest expense decreased $962,000 to $7.1 million for the first quarter of 2017 compared with $8.1 million for the first quarter of 2016, primarily due to a reduction in OREO expenses of approximately $684,000, a reduction of FDIC insurance expense of $181,000, a reduction of professional fees of $82,000, and a reduction of litigation and loan collection expenses of $79,000.

●

Deposits increased 1.3% to $860.7 million at March 31, 2017, compared with $849.9 million at December 31, 2016. Certificate of deposit balances increased $25.4 million during the first three months of 2017 to $470.0 million at March 31, 2017, from $444.6 million at December 31, 2016. Money market deposits decreased 14.1% at March 31, 2017 compared with December 31, 2016.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2016. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2017, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2017, compared with the same period of 2016:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)

Gross interest income	$9,225	$9,185	$40	0.4%
Gross interest expense	1,484	1,534	(50)	(3.3)
Net interest income	7,741	7,651	90	1.2
Provision (negative provision) for loan losses	—	(550)	550	100.0
Non-interest income	1,068	1,391	(323)	(23.2)
Non-interest expense	7,129	8,091	(962)	(11.9)
Net income before taxes	1,680	1,501	179	11.9
Income tax expense	—	21	(21)	(100.0)
Net income	1,680	1,480	200	13.5

Net income for the three months ended March 31, 2017 totaled $1.7 million, compared with $1.5 million for the comparable period of 2016. Net interest income increased $90,000 from the 2016 first quarter as a result of an increase in earning assets and net interest margin. Net interest margin increased two basis points to 3.55% in the first three months of 2017 compared with 3.53% in the first three months of 2016. The increase in margin between periods was due in part to a decrease in the cost of interest bearing liabilities from 0.79% in the first quarter of 2016 to 0.78% in the first quarter of 2017. Average earning assets increased from $881.6 million for the first quarter of 2016 to $892.3 for the first quarter of 2017. Non-interest income decreased by $323,000 to $1.1 million from $1.4 million in the first quarter of 2016 primarily due to a decrease in other real estate owned income of $256,000. Non-interest expense decreased from $8.1 million in the first quarter of 2016 to $7.1 million in the first quarter of 2017 primarily due to decreased other real estate owned expense of $684,000, a $181,000 decline in FDIC insurance, and a $82,000 decline in professional fees.

Net Interest Income – Our net interest income was $7.7 million for the three months ended March 31, 2017, an increase of $90,000, or 1.2%, compared with $7.7 million for the same period in 2016. Net interest spread and margin were 3.45% and 3.55%, respectively, for the first quarter of 2017, compared with 3.44% and 3.53%, respectively, for the first quarter of 2016. Net average non-accrual loans were $8.7 million and $13.1 million for the first quarters of 2017 and 2016, respectively.

Average loans receivable increased approximately $29.2 million for the first quarter of 2017 compared with the first quarter of 2016. This resulted in an increase in interest revenue volume of approximately $363,000 which was offset by interest rate decreases aggregating $416,000 for the quarter ended March 31, 2017, compared with the first quarter of 2016. Interest foregone on non-accrual loans totaled $139,000 in the first quarter of 2017, compared with $161,000 in the fourth quarter of 2016, and $215,000 in the first quarter of 2016.

Net interest margin increased two basis points from our margin of 3.53% in the prior year first quarter to 3.55% for the first quarter of 2017. The yield on earning assets remained consistent and rates paid on interest-bearing liabilities declined one basis point from the first quarter of 2016.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$649,325	$7,829	4.89%	$620,077	$7,882	5.11%
Securities
Taxable	176,113	1,114	2.57	161,459	989	2.46
Tax-exempt (3)	19,989	145	4.53	22,052	164	4.60
FHLB stock	7,323	83	4.60	7,323	74	4.06
Federal funds sold and other	39,542	54	0.55	70,724	76	0.43
Total interest-earning assets	892,292	9,225	4.23%	881,635	9,185	4.23%
Less: Allowance for loan losses	(8,942)			(12,033)
Non-interest earning assets	54,266			67,776
Total assets	$937,616			$937,378

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$459,178	$1,019	0.90%	$488,523	$1,069	0.88%
NOW and money market deposits	237,410	210	0.36	228,226	223	0.39
Savings accounts	34,917	15	0.17	34,656	16	0.19
FHLB advances	11,808	31	1.06	2,985	19	2.56
Junior subordinated debentures	24,148	209	3.51	25,048	207	3.32
Total interest-bearing liabilities	767,461	1,484	0.78%	779,438	1,534	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	122,051			113,720
Other liabilities	14,372			10,674
Total liabilities	903,884			903,832
Stockholders’ equity	33,732			33,546
Total liabilities and stockholders’ equity	$937,616			$937,378

Net interest income		$7,741			$7,651

Net interest spread			3.45%			3.44%
Net interest margin			3.55%			3.53%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $8.7 million and $13.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended March 31, 2017 vs. 2016
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(416)	$363	$(53)
Securities	25	81	106
FHLB stock	9	—	9
Federal funds sold and other	18	(40)	(22)
Total increase (decrease) in interest income	(364)	404	40

Interest-bearing liabilities:
Certificates of deposit and other time deposits	15	(65)	(50)
NOW and money market accounts	(22)	9	(13)
Savings accounts	(1)	—	(1)
FHLB advances	(16)	28	12
Junior subordinated debentures	9	(7)	2
Total decrease in interest expense	(15)	(35)	(50)
Increase (decrease) in net interest income	$(349)	$439	$90

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2017 and 2016:

	For the Three Months
	Ended March 31,
	2017	2016
	(in thousands)

Service charges on deposit accounts	$501	$429
Bank card interchange fees	213	202
Other real estate owned rental income	—	256
Bank owned life insurance income	102	96
Net gain on sales of securities	—	203
Other	252	205
Total non-interest income	$1,068	$1,391

Non-interest income for the first quarter of 2017 decreased by $323,000, or 23.2%, compared with the first quarter of 2016. The decrease in non-interest income was primarily driven by an absence of OREO income in the first quarter of 2017 as income producing foreclosed properties were sold in earlier periods, compared to $256,000 in the first quarter of 2016, as well as no net gain on sales of securities in the first quarter of 2017 compared to $203,000 in the first quarter of 2016 as no securities were sold or called in the first quarter of 2017.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2017 and 2016:

	For the Three Months
	Ended March 31,
	2017	2016
	(in thousands)

Salary and employee benefits	$3,947	$3,822
Occupancy and equipment	821	854
Professional fees	303	385
FDIC insurance	342	523
Data processing expense	292	297
State franchise and deposit tax	225	255
Other real estate owned expense	(16)	668
Litigation and loan collection expense	3	82
Other	1,212	1,205
Total non-interest expense	$7,129	$8,091

Non-interest expense for the first quarter ended March 31, 2017 decreased $962,000, or 11.9%, compared with the first quarter of 2016. This decrease from the first quarter of 2016 was primarily due to a decrease in OREO expense of $684,000 as the size of the OREO portfolio significantly declined. The improvement was also attributable to a decrease in FDIC insurance of $181,000, a reduction of professional fees of $82,000, and a reduction of litigation and loan collection expenses of $79,000.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2017	2016
	(in thousands)

Federal statutory rate times financial statement income	$588	$525
Effect of:
Valuation allowance	(419)	(450)
Tax-exempt income	(49)	(56)
Non-taxable life insurance income	(36)	(33)
Restricted stock vesting	(92)	—
Other, net	8	35
Total	$—	$21

Analysis of Financial Condition

Total assets decreased $2.8 million, or 0.3%, to $942.4 million at March 31, 2017, from $945.2 million at December 31, 2016. This decrease was primarily attributable to a decrease in interest bearing deposits in banks of $24.5 million and a decrease in cash and due from banks of $4.0 million, offset by an increase in net loans of $24.9 million and an increase in available for sale securities of $3.2 million.

Loans Receivable – Loans receivable increased $24.9 million, or 3.90%, during the three months ended March 31, 2017 to $664.2 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $26.3 million, or 7.4% during the first quarter of 2017 and comprised 57.4% of the loan portfolio at March 31, 2017.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio. Except for commercial real estate, 1-4 family residential real estate, and loans for retail facilities (included in nonfarm nonresidential commercial real estate below), there is no concentration of loans in any industry exceeding 10% of total loans. Loans for retail facilities totaled $63.0 million at March 31, 2017 and $59.9 million at December 31, 2016.

	As of March 31,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$104,850	15.79%	$97,761	15.29%
Commercial Real Estate
Construction	41,424	6.24	36,330	5.68
Farmland	83,252	12.53	71,507	11.19
Nonfarm nonresidential	151,921	22.87	149,546	23.39
Residential Real Estate
Multi-family	49,350	7.43	48,197	7.54
1-4 Family	185,866	27.98	188,092	29.42
Consumer	9,542	1.44	9,818	1.54
Agriculture	37,515	5.65	37,508	5.87
Other	463	0.07	477	0.08
Total loans	$664,183	100.00%	$639,236	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2017		December 31, 2016
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$617,361	93.0%	$586,430	91.7%
Watch	26,442	4.0	30,431	4.8
Special Mention	492	0.1	497	0.1
Substandard	19,888	2.9	21,878	3.4
Doubtful	—	—	—	—
Total	$664,183	100.0%	$639,236	100.00%

Our loans receivable have increased $24.9 million, or 3.9%, during the three months ended March 31, 2017. All loan risk categories other than pass loans have decreased since December 31, 2016. The pass category increased approximately $30.9 million, the watch category decreased approximately $4.0 million, the special mention category declined approximately $5,000, and the substandard category declined approximately $2.0 million. The $2.0 million decrease in loans classified as substandard was primarily driven by $1.9 million in principal payments received, $311,000 in loans upgraded from substandard, $260,000 in charge-offs, and $100,000 in loans moved to OREO, offset by $601,000 in loans moved to substandard during the quarter.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2017	December 31, 2016
	(in thousands)
Past Due Loans:
30-59 Days	$972	$2,302
60-89 Days	289	315
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,261	2,617

Nonaccrual Loans	8,102	9,216
Total Past Due and Nonaccrual Loans	$9,363	$11,833

During the three months ended March 31, 2017, nonaccrual loans decreased by $1.1 million to $8.1 million. This decrease was due primarily to $1.5 million in paydowns and $229,000 in charge-offs, offset by $803,000 in loans placed on nonaccrual status. During the three months ended March 31, 2017, loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $972,000 at March 31, 2017. Loans past due 60-89 days decreased from $315,000 at December 31, 2016 to $289,000 at March 31, 2017. This represents a $1.4 million decrease from December 31, 2016 to March 31, 2017, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$—
Loans on nonaccrual status	8,102	9,216
Total non-performing loans	8,102	9,216
Real estate acquired through foreclosure	6,571	6,821
Other repossessed assets	—	—
Total non-performing assets	$14,673	$16,037

Non-performing loans to total loans	1.22%	1.44%
Non-performing assets to total assets	1.56%	1.70%
Allowance for non-performing loans	$163	$241
Allowance for non-performing loans to non-performing loans	2.01%	2.62%

Nonperforming loans at March 31, 2017, were $8.1 million, or 1.22% of total loans, compared with $9.2 million, or 1.44% of total loans at December 31, 2016, and $11.1 million, or 1.79% of total loans at March 31, 2016. Net loan charge-offs for the first three months of 2017 totaled $1,000 compared to $151,000 for the first three months of 2016.

Troubled Debt Restructuring - A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The majority of the Bank’s TDRs involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

We do not have a formal loan modification program. If a borrower is unable to make contractual payments, we review the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. Our goal when restructuring a credit is to afford the borrower a reasonable period to remedy the issue causing cash flow constraints within their business so that they may return to performing status over time.

Our loan modifications have taken the form of a reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances we may restructure real estate secured loans in a bifurcated fashion whereby we have a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. The majority of our restructured loans are collateral secured loans. If a borrower fails to perform under the modified terms, we place the loan(s) on nonaccrual status and initiate collection actions.

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

At March 31, 2017, we had 7 restructured loans totaling $4.6 million with borrowers who experienced deterioration in financial condition compared with 9 loans totaling $8.7 million at December 31, 2016. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At March 31, 2017, three loans totaling approximately $3.3 million had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $467,000 of commercial loans. At March 31, 2017, $1.2 million of our restructured loans were accruing and $3.4 million were on nonaccrual compared with $5.4 million and $3.3 million, respectively, at December 31, 2016.

There were no new TDRs during the first three months of 2017 or 2016. During the three months ended March 31, 2017, TDRs were reduced as a result of $6,000 in payments. In addition, the TDR classification was removed from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment. See "Note 3 - Loans," of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	March 31, 2017	December 31, 2016
	(dollars in thousands)

Total non-performing loans	$8,102	$9,216
TDRs on accrual	1,244	5,350
Total non-performing loans and TDRs on accrual	$9,346	$14,566
Real estate acquired through foreclosure	6,571	6,821
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$15,917	$21,387

Total non-performing loans and TDRs on accrual to total loans	1.41%	2.28%
Total non-performing assets and TDRs on accrual to total assets	1.69%	2.26%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2017 and 2016, and for the year ended December 31, 2016 follows:

	Three Months Ended March 31,		Year Ended December 31,
	2017	2016	2016
	(dollars in thousands)
Balances at beginning of period	$8,967	$12,041	$12,041

Loans charged-off:
Real estate	321	713	2,157
Commercial	—	12	276
Consumer	5	13	178
Agriculture	—	—	18
Other	—	11	—
Total charge-offs	326	749	2,629

Recoveries:
Real estate	284	428	1,189
Commercial	5	35	334
Consumer	25	39	368
Agriculture	7	79	114
Other	4	17	—
Total recoveries	325	598	2,005
Net charge-offs	1	151	624
Provision (negative provision) for loan losses	—	(550)	(2,450)
Balance at end of period	$8,966	$11,340	$8,967

Allowance for loan losses to period-end loans	1.35%	1.83%	1.40%
Net charge-offs to average loans	0.00%	0.10%	0.10%
Allowance for loan losses to non-performing loans	110.66%	101.99%	97.30%

Allowance for loan losses for loans individually evaluated for impairment	$332	$464	$399
Loans individually evaluated for impairment	9,891	26,236	15,131
Allowance for loan losses to loans individually evaluated for impairment	3.36%	1.77%	2.64%

Allowance for loan losses for loans collectively evaluated for impairment	$8,634	$10,876	$8,568
Loans collectively evaluated for impairment	654,292	593,591	624,105
Allowance for loan losses to loans collectively evaluated for impairment	1.32%	1.83%	1.37%

Our loan loss reserve, as a percentage of total loans at March 31, 2017, decreased to 1.35% from 1.40% at December 31, 2016 and from 1.83% at March 31, 2016. The change in our loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio, historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications and improved charge-off levels. Our allowance for loan losses to non-performing loans was 110.66% at March 31, 2017, compared with 97.30% at December 31, 2016, and 101.99% at March 31, 2016. Net charge-offs in the first three months of 2017 totaled $1,000 compared to $151,000 in the first three months of 2016.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Commercial	$(5)	$(58)	$(27)
Commercial Real Estate	(214)	(339)	1,225
Residential Real Estate	251	1,307	1,487
Consumer	(20)	(200)	37
Agriculture	(7)	(96)	110
Other	(4)	10	(9)
Total net charge-offs	$1	$624	$2,823

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.01% at March 31, 2017 compared with 2.62% at December 31, 2016, and 2.20% at March 31, 2016. The decrease in this ratio from December 31, 2016 to March 31, 2017 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$7,199	$6,090	$10,985	$10,439
Prior charge-offs	(2,362)	(1,696)	(5,131)	(1,818)

Recorded investment	4,837	4,394	5,854	8,621
Allocated allowance	(33)	(285)	(35)	(350)

Recorded investment, less allocated allowance	$4,804	$4,109	$5,819	$8,271

Recorded investment, less allocated allowance/ Unpaid principal balance	66.73%	67.47%	52.97%	79.23%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 66.73% and 67.47% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2017.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	March 31, 2017			December 31, 2016
	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$104,257	$801	0.77%	$97,166	$462	0.48%
Commercial real estate	271,760	4,209	1.55	251,529	4,859	1.93
Residential real estate:	230,822	3,284	1.42	227,668	3,076	1.35
Consumer	9,535	32	0.34	9,817	8	0.08
Agriculture	37,455	306	0.82	37,448	161	0.43
Other	463	2	0.43	477	2	0.42
Total	$654,292	$8,634	1.32%	$624,105	$8,568	1.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.32% at March 31, 2017 from 1.83% at March 31, 2016 and 1.37% at December 31, 2016. This decline was driven primarily by declining historical loss trends and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded for the first quarter of 2017, compared to a negative provision for loan losses of $550,000 for the first quarter of 2016. No provision expense was recorded for the first quarter of 2017 as a result of declining historical loss rates, improvements in asset quality, growth in the portfolio, and management’s assessment of risk within the portfolio. All loan risk categories other than pass loans have decreased since December 31, 2016. The pass category increased approximately $30.9 million, the watch category decreased approximately $4.0 million, the special mention category declined approximately $5,000, and the substandard category declined approximately $2.0 million. Net charge-offs were $1,000 for the three months ended March 31, 2017, compared with $151,000 for the three months ended March 31, 2016. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2017 were $6.6 million compared with $17.9 million at March 31, 2016 and $6.8 million at December 31, 2016. See “Note 4 - Other Real Estate Owned,” of the notes to the financial statements. During the first three months of 2017, we acquired $100,000 of OREO properties, and sold properties totaling approximately $350,000. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

OREO is recorded at fair market value less estimated cost to sell at time of acquisition. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. When OREO is acquired, we obtain a new appraisal of the subject property or have staff in our special assets group or centralized appraisal department evaluate the latest in-file appraisal. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

As the size of the OREO portfolio declined significantly, operating expenses of $22,000 in the first quarter of 2017 were offset by $38,000 in net gains on sales resulting in a net benefit of $16,000 compared to net expenses of $668,000 in the first quarter of 2016 which consisted of $55,000 in net gains on sales offset by $223,000 in operating expenses and $500,000 in fair value write-downs.

Liabilities – Total liabilities at March 31, 2017 were $906.8 million compared with $912.4 million at December 31, 2016, a decrease of $5.6 million, or 0.6%. This decrease was primarily attributable to a decrease in accrued interest payable and other liabilities of $11.0 million due to the payment of a settlement agreement and a decrease in FHLB advances of $5.1 million, offset by an increase in total deposits of $10.8 million.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$122,051		$119,736
Interest checking	105,986	0.13%	96,294	0.13%
Money market	131,424	0.54	136,423	0.58
Savings	34,917	0.17	34,257	0.18
Certificates of deposit	459,178	0.90	466,007	0.88
Total deposits	$853,556	0.59%	$852,717	0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $100,000	$250,311	0.88%	$261,615	0.86%
$100,000 or more	208,867	0.93%	204,392	0.91%
Total	$459,178	0.90%	$466,007	0.88%

The following table shows at March 31, 2017 the amount of our time deposits of $100,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$21,640
Three months through six months	18,892
Six months through twelve months	58,776
Over twelve months	118,303
Total	$217,611

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

Funds are available from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding. Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At March 31, 2017, we had no brokered deposits.

We also borrow from the FHLB to supplement our funding requirements. At March 31, 2017, we had an unused borrowing capacity with the FHLB of $13.9 million. Our borrowing capacity is under a detailed loan listing requirement and is based on the market value of the underlying pledged loans.

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

Capital

Stockholders’ equity increased $2.8 million to $35.5 million at March 31, 2017, compared with $32.7 million at December 31, 2016 primarily due to current year net income of $1.7 million and an increase in the fair value of our available for sale securities portfolio of $1.0 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	March 31, 2017	December 31, 2016

Tier 1 Capital	6.0%	8.0%	N/A	8.33%	8.28%
Common equity Tier I capital	4.5	6.5	N/A	8.33	8.28
Total risk-based capital	8.0	10.0	12.0%	9.89	9.88
Tier 1 leverage ratio	4.0	5.0	9.0	6.37	6.24

Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total capital to total risk-weighted assets ("total risk-based capital ratio") of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases to 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, our Consent Order calls for the Bank to maintain a ratio of total risk-based capital ratio of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%. The Bank cannot be considered “well-capitalized” while subject to the consent order.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates sustained for one year, our base net interest income would decrease by an estimated 1.2% at March 31, 2017, compared with a decrease of 2.5% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would decrease by an estimated 2.7% at March 31, 2017, compared with an increase of 5.1% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2017, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(774)	(2.68)%
+ 100 basis points	(348)	(1.21)
- 100 basis points	(429)	(1.49)
- 200 basis points	(1,611)	(5.59)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are defendants in various legal proceedings.  Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Footnote 12, “Off Balance Sheet Risks, Commitments, and Contingent Liabilities” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our December 31, 2016 Annual Report on Form 10-K. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Porter Bancorp, Inc. 2017 Incentive Compensation Bonus Plan.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 4, 2017	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 4, 2017	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer