Form 10-Q
period 2017-06-30
Porter Bancorp, Inc.
filed 2017-08-04
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company in Rule 12b-2 of the Exchange Act.

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

4,668,264 Common Shares and 1,591,600 Non-Voting Common Shares, no par value, were outstanding at July 31, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2017 and December 31, 2016

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2017

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$9,297	$9,449
Interest bearing deposits in banks	51,413	56,867
Cash and cash equivalents	60,710	66,316
Securities available for sale	154,993	152,790
Securities held to maturity (fair value of $43,732 and $43,072, respectively)	41,635	41,818
Loans, net of allowance of $8,885 and $8,967, respectively	646,053	630,269
Premises and equipment, net	17,164	17,848
Other real estate owned	6,318	6,821
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	15,033	14,838
Accrued interest receivable and other assets	5,228	7,154
Total assets	$954,457	$945,177

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$129,518	$124,395
Interest bearing	745,300	725,530
Total deposits	874,818	849,925
Federal Home Loan Bank advances	2,158	22,458
Accrued interest payable and other liabilities	5,388	15,911
Subordinated capital note	2,700	3,150
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	—
Total liabilities	916,064	912,444
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 4,668,264 and 4,632,933 voting, and 34,380,437 non-voting shares authorized, 1,591,600 and 1,591,600 non-voting issued and outstanding, respectively	125,729	125,729
Additional paid-in capital	24,239	24,097
Retained deficit	(110,172)	(113,561)
Accumulated other comprehensive loss	(4,174)	(6,303)
Total common stockholders’ equity	35,622	29,962
Total stockholders' equity	38,393	32,733
Total liabilities and stockholders’ equity	$954,457	$945,177

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$7,643	$7,455	$15,472	$15,337
Taxable securities	1,168	950	2,282	1,939
Tax exempt securities	144	158	289	322
Federal funds sold and other	179	142	316	292
	9,134	8,705	18,359	17,890
Interest expense
Deposits	1,309	1,280	2,553	2,588
Federal Home Loan Bank advances	20	18	51	37
Subordinated capital note	32	38	66	77
Junior subordinated debentures	185	173	360	341
	1,546	1,509	3,030	3,043
Net interest income	7,588	7,196	15,329	14,847
Negative provision for loan losses	—	(600)	—	(1,150)
Net interest income after negative provision for loan losses	7,588	7,796	15,329	15,997

Non-interest income
Service charges on deposit accounts	548	473	1,049	902
Bank card interchange fees	255	221	468	423
Income from bank owned life insurance	104	119	206	215
Other real estate owned rental income	—	149	—	405
Net gain (loss) on sales and calls of investment securities	(5)	—	(5)	203
Other	205	190	457	395
	1,107	1,152	2,175	2,543
Non-interest expense
Salaries and employee benefits	3,803	3,857	7,750	7,679
Occupancy and equipment	844	808	1,665	1,662
Professional fees	241	492	544	877
FDIC Insurance	357	493	699	1,016
Data processing expense	318	295	610	592
State franchise and deposit tax	225	255	450	510
Other real estate owned expense	(3)	294	(19)	962
Litigation and loan collection expense	40	271	43	353
Other	1,161	1,171	2,373	2,376
	6,986	7,936	14,115	16,027
Income before income taxes	1,709	1,012	3,389	2,513
Income tax expense	—	—	—	21
Net income	1,709	1,012	3,389	2,492
Less:
Earnings allocated to participating securities	42	33	88	84
Net income available to common shareholders	$1,667	$979	$3,301	$2,408
Basic and diluted income per common share	$0.27	$0.17	$0.54	$0.43

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,709	$1,012	$3,389	$2,492
Other comprehensive income:
Unrealized gain on securities:
Unrealized gain arising during the period	1,058	659	2,063	1,868
Amortization during the period of net unrealized loss transferred to held to maturity	33	32	66	64
Reclassification adjustment for gains included in net income	—	—	—	(203)
Net unrealized gain recognized in comprehensive income	1,091	691	2,129	1,729
Tax effect	—	—	—	—
Other comprehensive income	1,091	691	2,129	1,729

Comprehensive income	$2,800	$1,703	$5,518	$4,221

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2017

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balances, January 1, 2017	4,632,933	1,591,600	6,224,533	6,198	4,304	$125,729	$1,644	$1,127	$24,097	$(113,561)	$(6,303)	$32,733
Issuance of unvested stock	37,865	—	37,865	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(1,316)	—	(1,316)	—	—	—	—	—	—	—	—	—
Reverse stock split rounding shares	(1,218)	—	(1,218)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	142	—	—	142
Net income	—	—	—	—	—	—	—	—	—	3,389	—	3,389
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	2,129	2,129
Balances, June 30, 2017	4,668,264	1,591,600	6,259,864	6,198	4,304	$125,729	$1,644	$1,127	$24,239	$(110,172)	$(4,174)	$38,393

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2017 and 2016

(dollars in thousands)

	2017	2016
Cash flows from operating activities
Net income	$3,389	$2,492
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	640	747
Negative provision for loan losses	—	(1,150)
Net amortization on securities	586	643
Stock-based compensation expense	142	167
Net gain on sales of loans held for sale	(15)	(29)
Origination of loans for sale	(810)	(1,814)
Proceeds from sales of loans held for sale	825	2,029
Net gain on sales of other real estate owned	(65)	(169)
Write-down of other real estate owned	—	650
Net realized (gain) loss on sales and calls of investment securities	5	(203)
Increase in cash surrender value of owned life insurance, net of premium expense	(195)	(205)
Net change in accrued interest receivable and other assets	1,783	(384)
Net change in accrued interest payable and other liabilities	(10,523)	(127)
Net cash from operating activities	(4,238)	2,647

Cash flows from investing activities
Purchases of available for sale securities	(10,188)	(11,295)
Proceeds from sales and calls of available for sale securities	—	3,721
Proceeds from maturities and prepayments of available for sale securities	9,659	10,823
Proceeds from calls of held to maturity securities	47	—
Proceeds from sale of other real estate owned	708	6,987
Loan originations and payments, net	(15,967)	(6,903)
Sales (purchases) of premises and equipment, net	230	(282)
Purchase of bank owned life insurance	—	(5,000)
Net cash from investing activities	(15,511)	(1,949)

Cash flows from financing activities
Net change in deposits	24,893	(37,906)
Payments of Federal Home Loan Bank advances	(30,300)	(306)
Advances from Federal Home Loan Bank	10,000	—
Payments of subordinated capital note	(450)	(450)
Proceeds from senior debt	10,000	—
Proceeds from issuance of common stock	—	2,231
Net cash from financing activities	14,143	(36,431)
Net change in cash and cash equivalents	(5,606)	(35,733)
Beginning cash and cash equivalents	66,316	93,335
Ending cash and cash equivalents	$60,710	$57,602

Supplemental cash flow information:
Interest paid	$2,685	$2,627
Income taxes paid (refunded)	—	21
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors for junior subordinated debenture interest	$—	$2,799
Transfer from loans to other real estate	140	576

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). This ASU is an update to ASU 2014-09, and delays the effective date of ASU 2014-09. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company's revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income. Based on evaluation of the Company's non-interest income revenue streams, adoption of this new guidance will not have a material impact on the consolidated financial statements. We will continue to evaluate changes to related disclosures as additional guidance is issued.

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

In June 2016, the FASB issued ASU No. 2016-13, –Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. We are currently gathering loan level data and assessing our data and system needs. The impact of CECL model implementation is being evaluated, but it’s expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. The magnitude of any adjustment or the overall impact of the new standard on financial condition or results of operation cannot yet be determined.

In March 2017, the FASB issued ASU No. 2017-08, –Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The final standard will shorten the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard is effective for public companies for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

Note 2 – Securities

Securities are classified into available for sale (AFS) and held to maturity (HTM) categories. AFS securities are those that may be sold if needed for liquidity, asset liability management, or other reasons. AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. HTM securities are those that we have the intent and ability to hold to maturity and are reported at amortized cost.

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2017
Available for sale
U.S. Government and federal agency	$32,870	$143	$(291)	$32,722
Agency mortgage-backed: residential	95,613	1,008	(545)	96,076
Collateralized loan obligations	21,380	14	(33)	21,361
State and municipal	1,648	19	—	1,667
Corporate bonds	3,076	91	—	3,167
Total available for sale	$154,587	$1,275	$(869)	$154,993

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,635	$2,097	$—	$43,732
Total held to maturity	$41,635	$2,097	$—	$43,732

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$34,757	$50	$(708)	$34,099
Agency mortgage-backed: residential	103,390	455	(1,492)	102,353
Collateralized loan obligations	11,203	—	—	11,203
State and municipal	2,028	25	(8)	2,045
Corporate bonds	3,069	24	(3)	3,090
Total available for sale	$154,447	$554	$(2,211)	$152,790

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,818	$1,272	$(18)	$43,072
Total held to maturity	$41,818	$1,272	$(18)	$43,072

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Proceeds	$47	$235	$47	$3,721
Gross gains	—	—	—	203
Gross losses	5	—	5	—

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	June 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$4,752	$4,823
One to five years	7,359	7,429
Five to ten years	38,247	38,050
Beyond ten years	8,616	8,615
Agency mortgage-backed: residential	95,613	96,076
Total	$154,587	$154,993

Held to maturity
Within one year	645	646
One to five years	$27,059	$28,209
Five to ten years	13,931	14,877
Total	$41,635	$43,732

Securities pledged at June 30, 2017 and December 31, 2016 had carrying values of approximately $88.9 million and $61.2 million, respectively, and were pledged to secure public deposits.

At June 30, 2017 and December 31, 2016, we held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $16.0 million and $16.4 million, respectively. Additionally, at June 30, 2017 and December 31, 2016, we held securities issued by the State of Texas or Texas municipalities having a book value of $4.3 million at each period end. At June 30, 2017 and December 31, 2016, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition, credit quality, and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2017, management does not believe securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2017
Available for sale
U.S. Government and federal Agency	$18,688	$(291)	$—	$—	$18,688	$(291)
Agency mortgage-backed: residential	26,864	(499)	3,656	(46)	30,520	(545)
Collateralized loan obligations	7,627	(33)	—	—	7,627	(33)
Total temporarily impaired	$53,179	$(823)	$3,656	$(46)	$56,835	$(869)

December 31, 2016
Available for sale
U.S. Government and federal agency	$27,738	$(708)	$—	$—	$27,738	$(708)
Agency mortgage-backed: residential	63,460	(1,449)	2,745	(43)	66,205	(1,492)
State and municipal	465	(8)	—	—	465	(8)
Corporate bonds	—	—	1,566	(3)	1,566	(3)
Total temporarily impaired	$91,663	$(2,165)	$4,311	$(46)	$95,974	$(2,211)

Held to maturity
State and municipal	$1,540	$(18)	$—	$—	$1,540	$(18)
Total	$1,540	$(18)	$—	$—	$1,540	$(18)

There were no held to maturity securities in an unrecognized loss position at June 30, 2017.

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Commercial	$103,197	$97,761
Commercial Real Estate:
Construction	37,445	36,330
Farmland	84,359	71,507
Nonfarm nonresidential	146,938	149,546
Residential Real Estate:
Multi-family	53,507	48,197
1-4 Family	179,218	188,092
Consumer	8,650	9,818
Agriculture	41,150	37,508
Other	474	477
Subtotal	654,938	639,236
Less: Allowance for loan losses	(8,885)	(8,967)
Loans, net	$646,053	$630,269

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2017 and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2017:
Beginning balance	$814	$4,242	$3,569	$32	$307	$2	$8,966
Provision (negative provision)	106	(131)	(113)	22	121	(5)	–
Loans charged off	–	(31)	(161)	(20)	(95)	–	(307)
Recoveries	36	143	22	19	2	4	226
Ending balance	$956	$4,223	$3,317	$53	$335	$1	$8,885

June 30, 2016:
Beginning balance	$642	$6,763	$3,683	$115	$136	$1	$11,340
Provision (negative provision)	305	(1,213)	471	(200)	(15)	52	(600)
Loans charged off	(249)	(127)	(455)	(22)	(8)	(67)	(928)
Recoveries	32	6	79	154	6	15	292
Ending balance	$730	$5,429	$3,778	$47	$119	$1	$10,104

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2017 and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Negative provision for loan losses	440	(997)	281	26	259	(9)	–
Loans charged off	–	(58)	(455)	(25)	(95)	–	(633)
Recoveries	41	384	65	44	9	8	551
Ending balance	$956	$4,223	$3,317	$53	$335	$1	$8,885

June 30, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Provision for loan losses	106	(1,588)	600	(233)	(80)	45	(1,150)
Loans charged off	(261)	(245)	(1,050)	(35)	(8)	(78)	(1,677)
Recoveries	67	269	244	193	85	32	890
Ending balance	$730	$5,429	$3,778	$47	$119	$1	$10,104

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$27	$214	$–	$–	$–	$254
Collectively evaluated for impairment	943	4,196	3,103	53	335	1	8,631
Total ending allowance balance	$956	$4,223	$3,317	$53	$335	$1	$8,885

Loans:
Loans individually evaluated for impairment	$591	$3,133	$4,489	$–	$60	$–	$8,273
Loans collectively evaluated for impairment	102,606	265,609	228,236	8,650	41,090	474	646,665
Total ending loans balance	$103,197	$268,742	$232,725	$8,650	$41,150	$474	$654,938

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016:

				Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$702	$491	$—	$492	$—	$493	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	4,145	2,517	—	2,651	3	3,015	209
Nonfarm nonresidential	822	320	—	743	20	902	52
Residential real estate:
Multi-family	—	—	—	—	—	1,367	—
1-4 Family	4,790	3,287	—	3,127	20	3,055	28
Consumer	15	—	—	4	—	3	—
Agriculture	146	60	—	30	—	20	—
Other	—	—	—	—	—	—	—
Subtotal	10,620	6,675	—	7,047	43	8,855	289
With An Allowance Recorded:
Commercial	100	100	13	100	2	100	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	293	—	392	—
Nonfarm nonresidential	296	296	27	298	5	300	9
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,202	1,202	214	1,314	17	1,413	34
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	30	—	40	—
Other	—	—	—	—	—	—	—
Subtotal	1,598	1,598	254	2,035	24	2,245	47
Total	$12,218	$8,273	$254	$9,082	$67	$11,100	$336

	As of December 31, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$707	$495	$—	$806	$—	$908	$1
Commercial real estate:
Construction	—	—	—	260	3	261	78
Farmland	5,566	3,742	—	4,358	2	4,327	8
Nonfarm nonresidential	4,502	1,219	—	6,547	58	6,974	306
Residential real estate:
Multi-family	4,100	4,100	—	2,393	28	1,606	58
1-4 Family	4,663	2,910	—	4,897	13	7,184	71
Consumer	41	1	—	7	1	11	8
Agriculture	—	—	—	73	—	99	—
Other	—	—	—	—	—	—	—
Subtotal	19,579	12,467	—	19,341	105	21,370	530
With An Allowance Recorded:
Commercial	100	100	13	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	614	590	5	302	—	202	—
Nonfarm nonresidential	303	303	30	409	6	427	12
Residential real estate:
Multi-family	—	—	—	4,168	51	4,177	101
1-4 Family	1,676	1,611	350	1,630	34	1,650	54
Consumer	—	—	—	—	—	—	—
Agriculture	78	60	1	35	—	23	—
Other	—	—	—	—	—	—	—
Subtotal	2,771	2,664	399	6,544	91	6,479	167
Total	$22,350	$15,131	$399	$25,885	$196	$27,849	$697

Cash basis income recognized for the three and six months ended June 30, 2017 was $41,000 and $285,000, respectively, compared to $7,000 and $290,000 for the three and six months ended June 30, 2016, respectively.

Troubled Debt Restructuring

A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The Bank’s TDRs typically involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Bank allocates reserves for these loans to reflect the present value of the concessionary terms granted to the borrower.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2017 and December 31, 2016:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,500	1,500
Nonfarm nonresidential
Rate reduction	495	—	495
Residential Real Estate:
1-4 Family
Rate reduction	740	—	740
Total TDRs	$1,235	$1,967	$3,202

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2016
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	507	—	507
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	4,100	—	4,100
1-4 Family
Rate reduction	743	—	743
Total TDRs	$5,350	$3,374	$8,724

At June 30, 2017 and December 31, 2016, 39% and 61%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $149,000 and $197,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2017, and December 31, 2016, respectively. The Company has committed to lend no additional amounts as of June 30, 2017 and December 31, 2016 to borrowers with outstanding loans classified as TDRs.

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan subsequent to the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk and management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance. In March 2017, the TDR classification was removed from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment.

No TDR loan modifications occurred during the three months ended June 30, 2017 or June 30, 2016. During the first six months of 2017 and 2016, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2017, and December 31, 2016:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(in thousands)

Commercial	$491	$495	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	2,517	4,332	—	—
Nonfarm nonresidential	121	1,016	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	3,320	3,312	—	—
Consumer	—	1	—	—
Agriculture	60	60	—	—
Other	—	—	—	—
Total	$6,509	$9,216	$—	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2017
Commercial	$—	$—	$—	$491	$491
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	191	3	—	2,517	2,711
Nonfarm nonresidential	531	—	—	121	652
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	576	736	—	3,320	4,632
Consumer	30	26	—	—	56
Agriculture	—	—	—	60	60
Other	—	—	—	—	—
Total	$1,328	$765	$—	$6,509	$8,602

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2016
Commercial	$—	$—	$—	$495	$495
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	626	—	—	4,332	4,958
Nonfarm nonresidential	—	59	—	1,016	1,075
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,454	256	—	3,312	5,022
Consumer	19	—	—	1	20
Agriculture	203	—	—	60	263
Other	—	—	—	—	—
Total	$2,302	$315	$—	$9,216	$11,833

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2017, and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2017
Commercial	$102,168	$267	$—	$762	$—	$103,197
Commercial Real Estate:
Construction	36,959	486	—	—	—	37,445
Farmland	78,277	1,427	—	4,655	—	84,359
Nonfarm nonresidential	141,939	2,990	437	1,572	—	146,938
Residential Real Estate:
Multi-family	43,825	9,682	—	—	—	53,507
1-4 Family	167,886	4,494	167	6,671	—	179,218
Consumer	8,246	308	—	96	—	8,650
Agriculture	30,582	9,779	—	789	—	41,150
Other	474	—	—	—	—	474
Total	$610,356	$29,433	$604	$14,545	$—	$654,938

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial	$96,402	$294	$—	$1,065	$—	$97,761
Commercial Real Estate:
Construction	35,823	507	—	—	—	36,330
Farmland	63,323	1,521	—	6,663	—	71,507
Nonfarm nonresidential	142,222	5,217	445	1,662	—	149,546
Residential Real Estate:
Multi-family	38,281	6,080	—	3,836	—	48,197
1-4 Family	173,565	6,909	52	7,566	—	188,092
Consumer	9,397	348	—	73	—	9,818
Agriculture	26,940	9,555	—	1,013	—	37,508
Other	477	—	—	—	—	477
Total	$586,430	$30,431	$497	$21,878	$—	$639,236

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

Fair value of OREO is determined on an individual property basis. When foreclosed properties are acquired, we obtain a new appraisal of the subject property or have staff from our special assets group evaluate the latest in-file appraisal in connection with the transfer to OREO. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. Subsequent reductions in fair value are recorded as non-interest expense when a new appraisal indicates a decline in value or in cases where a listing price is lowered below the appraised amount.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2017	December 31, 2016
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$6,298	$6,571
Residential Real Estate:
1-4 Family	20	250
	$6,318	$6,821

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $1.0 million and $932,000 at June 30, 2017 and December 31, 2016, respectively. Activity relating to OREO during the six months ended June 30, 2017 and 2016 is as follows:

	For the Six Months Ended March 31,
	2017	2016
	(in thousands)
OREO Activity
OREO as of January 1	$6,821	$19,214
Real estate acquired	140	576
Valuation adjustment write-downs	—	(650)
Net gain on sales	65	169
Proceeds from sales of properties	(708)	(6,987)
OREO as of June 30	$6,318	$12,322

We recognized no OREO rental income for the three and six months ended June 30, 2017, respectively, and $149,000 and $405,000 for the three and six months ended June 30, 2016, respectively.

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net gain on sales	$(27)	$(114)	$(65)	$(169)
Valuation adjustment write-downs	—	150	—	650
Operating expense	24	258	46	481
Total	$(3)	$294	$(19)	$962

Note 5 – Deposits

The following table shows ending deposit balances by category as of:

	June 30, 2017	December 31, 2016
	(in thousands)
Non-interest bearing	$129,518	$124,395
Interest checking	97,169	103,876
Money market	153,700	142,497
Savings	36,363	34,518
Certificates of deposit	458,068	444,639
Total	$874,818	$849,925

Time deposits of $250,000 or more were $33.4 million and $29.1 million at June 30, 2017 and December 31, 2016, respectively.

Scheduled maturities of all time deposits at June 30, 2017 were as follows (in thousands):

Year 1	$227,123
Year 2	174,446
Year 3	37,315
Year 4	12,617
Year 5	6,567
$458,068

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Advances with fixed rates from 0.00% to 5.24% and maturities ranging from 2017 through 2033, averaging 2.08% at June 30, 2017 and 0.85% at December 31, 2016	$2,158	$22,458

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$450
Year 2	199
Year 3	500
Year 4	750
Year 5	109
Thereafter	150
$2,158

Each advance is payable based upon the terms of agreement, with a prepayment penalty. New advances are limited to a one year maturity or less. No prepayment penalties were incurred during 2017 or 2016. The advances are collateralized by first mortgage residential loans. The borrowing capacity is based on the market value of the underlying pledged loans. At June 30, 2017, our additional borrowing capacity with the FHLB was $29.8 million. The availability of our borrowing capacity could be affected by our financial condition and the FHLB could require additional collateral or, among other things, exercise its right to deny a funding request, at its discretion.

Note 7 – Senior Debt

On June 30, 2017, the Company entered into a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty.

The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds were retained by the lender in escrow to service quarterly interest payments.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $750,000 through June 30, 2018, and not less than $2,500,000 thereafter, (ii) the Company must maintain a total risk based capital ratio at least equal to 9% of risk-weighted assets to June 30, 2018, and 10% thereafter, (iii) the Bank must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets to June 30, 2018, and 11% thereafter, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank are in compliance with the covenants as of June 30, 2017.

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

For larger dollar commercial real estate properties, we obtain a new appraisal of the subject property or have staff in our special assets group evaluate the latest in-file appraisal in connection with the transfer to other real estate owned. We generally obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. When an asking price is lowered below the most recent appraised value, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 are summarized below:

		Fair Value Measurements at June 30, 2017 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$32,722	$—	$32,722	$—
Agency mortgage-backed: residential	96,076	—	96,076	—
Collateralized loan obligations	21,361	—	21,361	—
State and municipal	1,667	—	1,667	—
Corporate bonds	3,167	—	3,167	—
Total	$154,993	$—	$154,993	$—

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$34,099	$—	$34,099	$—
Agency mortgage-backed: residential	102,353	—	102,353	—
Collateralized loan obligations	11,203	—	11,203	—
State and municipal	2,045	—	2,045	—
Corporate bonds	3,090	—	3,090	—
Total	$152,790	$—	$152,790	$—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2017 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	988	—	—	988
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	6,298	—	—	6,298
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	20	—	—	20

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	585	—	—	585
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,261	—	—	1,261
Consumer	—	—	—	—
Agriculture	59	—	—	59
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	6,571	—	—	6,571
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	250	—	—	250

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.3 million at June 30, 2017 with a valuation allowance of $228,000, resulting in no additional provision for loan losses for the three and six months ended June 30, 2017. Impaired loans had a carrying amount of $2.4 million with a valuation allowance of $89,000, resulting in no additional provision for loan losses for the three and six months ended June 30, 2016. At December 31, 2016, impaired loans had a carrying amount of $2.4 million, with a valuation allowance of $370,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6.3 million as of June 30, 2017, compared with $6.8 million at December 31, 2016. No write-downs were recorded on OREO for the three and six months ended June 30, 2017, compared to write-downs of $150,000 and $650,000 for the three and six months ended June 30, 2016, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average
	(in thousands)

Impaired loans – Residential real estate	$988	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$6,298	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,261	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	22%	(9%)

Other real estate owned – Commercial real estate	$6,571	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$60,710	$56,275	$4,435	$—	$60,710
Securities available for sale	154,993	—	154,993	—	154,993
Securities held to maturity	41,635	—	43,732	—	43,732
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	646,053	—	—	647,613	647,613
Accrued interest receivable	3,222	—	1,194	2,028	3,222
Financial liabilities
Deposits	$874,818	$129,518	$732,247	$—	$861,765
Federal Home Loan Bank advances	2,158	—	2,182	—	2,182
Subordinated capital note	2,700	—	—	2,637	2,637
Junior subordinated debentures	21,000	—	—	16,437	16,437
Senior debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,079	—	354	725	1,079

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$66,316	$31,091	$35,225	$—	$66,316
Securities available for sale	152,790	—	152,790	—	152,790
Securities held to maturity	41,818	—	43,072	—	43,072
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	630,269	—	—	632,528	632,528
Accrued interest receivable	3,137	—	1,203	1,934	3,137
Financial liabilities
Deposits	$849,925	$124,395	$712,458	$—	$836,853
Federal Home Loan Bank advances	22,458	—	22,475	—	22,475
Subordinated capital note	3,150	—	—	3,091	3,091
Junior subordinated debentures	21,000	—	—	13,263	13,263
Accrued interest payable	734	—	369	365	734

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

(d) Deposits

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

(e) Other Borrowings

The fair values of the Company’s FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

The fair values of the Company’s subordinated capital notes, junior subordinated debentures, and senior debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$44,211	$42,094
Allowance for loan losses	3,110	3,139
Other real estate owned write-down	3,366	3,366
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	636	674
Net unrealized loss on securities	122	867
New market tax credit carry-forward	208	208
Nonaccrual loan interest	471	481
Accrued expenses	162	3,860
Other	801	825
	53,779	56,206

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	79	89
Other	406	1,140
	1,413	2,157
Net deferred tax assets before valuation allowance	52,366	54,049
Valuation allowance	(52,366)	(54,049)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of June 30, 2017.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2017 or June 30, 2016 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2016 Omnibus Equity Compensation Plan (“2016 Plan”) total 25,000. Shares issued to employees under the plan vest annually on the anniversary date of the grant generally over three to four years.

The Company also maintains the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan (“2006 Director Plan”) pursuant to which 2,834 shares remain available for issuance as annual awards of restricted stock to the Company’s non-employee directors. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2017 unvested shares issued was $365,000, or $9.64 per weighted-average share. The Company recorded $88,000 and $142,000 of stock-based compensation to salaries and employee benefits for the three and six months ended June 30, 2017, respectively, and $73,000 and $167,000 for the three and six months ended June 30, 2016, respectively. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	179,513	$4.89	184,482	$4.81
Granted	37,865	9.64	35,465	9.10
Vested	(58,650)	4.67	(38,462)	8.32
Forfeited	(1,316)	9.35	(1,972)	6.16
Outstanding, ending	157,412	$6.08	179,513	$4.89

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2017 and beyond is estimated as follows (in thousands):

July 2017 – December 2017	$258
2018	258
2019	99
2020 & thereafter	25

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)

Net income	$1,709	$1,012	$3,389	$2,492
Less:
Earnings allocated to unvested shares	42	33	88	84
Net income available to common shareholders,basic and diluted	$1,667	$979	$3,301	$2,408

Basic
Weighted average common shares including unvested common shares outstanding	6,250,169	6,077,170	6,238,075	5,733,116
Less:
Weighted average unvested common shares	153,188	199,209	161,963	194,301
Weighted average common shares outstanding	6,096,981	5,877,961	6,076,112	5,538,815
Basic income per common share	$0.27	$0.17	$0.54	$0.43

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	6,096,981	5,877,961	6,076,112	5,538,815
Diluted income per common share	$0.27	$0.17	$0.54	$0.43

The Company had no outstanding stock options at June 30, 2017 or 2016. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at June 30, 2017 and 2016, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The following tables show the ratios and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated. Regulatory minimums for capital adequacy purposes are prompt corrective action standards. Dollars are in thousands:

	Actual		Regulatory Minimums for Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio
As of June 30, 2017:
Total risk-based capital (to riskweighted assets)
Consolidated	$74,432	10.44%	$57,029	8.00%
Bank	81,849	11.50	56,951	8.00
Total common equity Tier 1risk-based capital (to risk weighted assets)
Consolidated	39,796	5.58	32,079	4.50
Bank	70,984	9.97	32,035	4.50
Tier I capital (to risk-weighted assets)
Consolidated	53,209	7.46	42,772	6.00
Bank	70,984	9.97	42,714	6.00
Tier I capital (to average assets)
Consolidated	53,209	5.65	37,685	4.00
Bank	70,984	7.54	37,656	4.00

	Actual		Regulatory Minimums for Capital Adequacy Purposes

	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)
Consolidated	$71,109	10.21%	$55,714	8.00%
Bank	68,773	9.88	55,663	8.00
Total common equity Tier 1risk-based capital (to risk weighted assets)
Consolidated	36,199	5.20	31,339	4.50
Bank	57,642	8.28	31,311	4.50
Tier I capital (to risk-weighted assets)
Consolidated	48,713	6.99	41,786	6.00
Bank	57,642	8.28	41,747	6.00
Tier I capital (to average assets)
Consolidated	48,713	5.27	36,975	4.00
Bank	57,642	6.24	36,949	4.00

The Consent Order requires the Bank to achieve the minimum capital ratios presented below:

	Actual as of June 30, 2017		Ratio Required by Consent Order

	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets	$81,849	11.50%	$85,427	12.00%
Tier I capital to average assets	70,984	7.54	84,727	9.00

Bank regulatory agencies can exercise discretion when an institution does not meet the terms of a consent order. Based on individual circumstances, the agencies may issue mandatory directives, impose monetary penalties, initiate changes in management, or take more serious adverse actions.

Kentucky banking laws limit the dividends that may be paid to a holding company by its subsidiary banks without prior approval. The amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. The Bank has agreed with its primary regulators to obtain their written consent prior to declaring or paying any future dividends. As a practical matter, the Bank cannot pay dividends to the Company until the Bank’s Consent Order is lifted or modified and the Bank returns to consistent profitability.

Note 13 – Off Balance Sheet Risks, Commitments, and Contingent Liabilities

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$23,531	$24,248	$19,445	$18,347
Unused lines of credit	7,536	49,683	7,935	51,407
Standby letters of credit	576	372	582	360

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of two loan participations, the Bank entered into two risk participation agreements during the fourth quarter of 2016, which had notional amounts totaling $14.6 million at both June 30, 2017 and December 31, 2016.

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business. Litigation is subject to inherent uncertainties and unfavorable rulings could occur. The Company records contingent liabilities resulting from claims against it when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Accruals are not made in cases where liability is not probable or the amount cannot be reasonably estimated. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. Based upon current knowledge and after consultation with counsel, the Company believes pending legal proceedings or claims should not have a material impact on its financial position or results of operations. However, in light of the uncertainties involved in such proceedings, the outcome of a particular matter may be material to the financial position or results of operations for a particular reporting period in the future

On June 18, 2010, three real estate development companies filed suit in Kentucky state court against PBI Bank and Managed Assets of Kentucky. On July 16, 2013, a jury in Louisville, Kentucky returned a verdict against the Bank, awarding the plaintiffs compensatory damages of $1,515,000 and punitive damages of $5,500,000. The Bank subsequently accrued the compensatory damages awarded by the trial court along with interest at the statutory rate.

The Bank filed an appeal with the Kentucky Court of Appeals on October 25, 2013. On December 2, 2016, the Court of Appeals ruled against the Bank and upheld the previous award of $7.015 million in damages, with one dissenting opinion as to the amount of punitive damages awarded.

Following the appellate court ruling, the Bank accrued the punitive damages award and statutory interest that totaled approximately $8.0 million, which had a negative impact on earnings and capital for 2016. In March 2017, the parties entered into a settlement agreement, the court entered an agreed order ending the litigation, and payment was made. As the Company had previously established a reserve for this matter, the settlement did not have a material effect on the Company’s results of operation for 2017.

On October 17, 2014, the United States Department of Justice (the “DOJ”) notified the Bank that it was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerns allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008. The Bank has cooperated with all requests for information from the DOJ. At this time, the DOJ has not indicated whether it intends to pursue any action in the matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item analyzes our financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate PBI Bank (“the Bank”), our wholly owned subsidiary and the fourteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of June 30, 2017, we had total assets of $954.5 million, total loans of $654.9 million, total deposits of $874.8 million and stockholders’ equity of $38.4 million.

The Company reported net income of $1.7 million and $3.4 million for the three and six months ended June 30, 2017, compared with net income of $1.0 million and $2.5 million for the same periods of 2016. After deductions for earnings allocated to participating securities, net income available to common shareholders was $1.7 million and $3.3 million for the three and six months ended June 30, 2017, respectively, compared with net income available to common shareholders of $979,000 and $2.4 million for the three and six months ended June 30, 2016, respectively.

Basic and diluted net income per common share were $0.27 and $0.54 for the three and six months ended June 30, 2017, respectively, compared with basic and diluted net income per common share of $0.17 and $0.43 for the three and six months ended June 30, 2016, respectively.

We note the following significant items during the six months ended June 30, 2017:

●

On June 30, 2017, the Company entered into a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds were retained by the lender in escrow to service quarterly interest payments.

●

Net interest margin increased five basis points to 3.49% in the first six months of 2017 compared with 3.44% in the first six months of 2016. The cost of interest bearing liabilities remained consistent with the prior year at 0.79%.

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $32.4 million or 5.2% to $652.1 million for the six months ended June 30, 2017, compared with $619.7 million for the first six months of 2016. This resulted in an increase in interest revenue volume of approximately $784,000 which was offset by rate decreases of $649,000 for the six months June 30, 2017, compared with the six months of 2016.

●

During the period, our improving trends in non-performing loans, past due loans, and loan risk categories continued. We recorded no provision for loan losses expense during the first six months of 2017, compared to negative provision for loan losses expense of $1.2 million for the first six months of 2016. Both were attributable to declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan charge-offs were $82,000 for the first six months of 2017, compared to $787,000 for the first six months of 2016.

●

Non-performing loans decreased $2.7 million to $6.5 million at June 30, 2017, compared with $9.2 million at December 31, 2016. The decrease in non-performing loans was primarily due to $3.4 million in paydowns and $471,000 in charge-offs which were partially offset by $1.5 million in loans placed on nonaccrual.

●

Loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $1.3 million at June 30, 2017, and loans past due 60-89 days increased from $315,000 at December 31, 2016 to $765,000 at June 30, 2017. Total loans past due and nonaccrual loans decreased to $8.6 million at June 30, 2017, from $11.8 million at December 31, 2016.

●

Pass loans represent 93.2% of the portfolio at June 30, 2017, compared to 91.7% at December 31, 2016. During the six months ended June 30, 2017, the pass category increased approximately $23.9 million, the watch category declined approximately $998,000, the special mention category increased approximately $107,000, and the substandard category declined approximately $7.3 million. The $7.3 million decrease in loans classified as substandard was primarily driven by $4.3 million in principal payments received during the six months ended June 30, 2017, as well as $4.3 million in loans being upgraded during the period.

●

Foreclosed properties were $6.3 million at June 30, 2017, compared with $6.8 million at December 31, 2016, and $12.3 million at June 30, 2016. During the first six months of 2017, the Company acquired $140,000 and sold $643,000 of OREO. Operating expenses, fair value write downs, and a net gain on sales totaled $962,000 for the first six months of 2016 compared to a net gain on sales, net of expenses, of $19,000 for the first six months of 2017.

●	Our ratio of non-performing assets to total assets, including accruing TDRs, decreased to 1.47% at June 30, 2017, compared with 2.26% at December 31, 2016, and 4.13% at June 30, 2016.

●

Non-interest income decreased $368,000 to $2.2 million for the first six months of 2017, compared with $2.5 million for the first six months of 2016. The decrease was driven primarily by reductions in OREO income of $405,000 and reductions in the gains on sales and calls of securities of $208,000. Non-interest expense decreased $1.9 million to $14.1 million for the first six months of 2017 compared with $16.0 million for the first six months of 2016, primarily due to a reduction in OREO expenses of approximately $981,000, a reduction of FDIC insurance expense of $317,000, a reduction of professional fees of $333,000, and a reduction of litigation and loan collection expenses of $310,000.

●

Deposits increased 2.9% to $874.8 million at June 30, 2017, compared with $849.9 million at December 31, 2016. Certificate of deposit balances increased $13.4 million during the first six months of 2017 to $458.1 million at June 30, 2017, from $444.6 million at December 31, 2016. Money market deposits increased 7.9% at June 30, 2017 compared with December 31, 2016.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2016. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2017, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2017, compared with the same period of 2016:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)

Gross interest income	$9,134	$8,705	$429	4.9%
Gross interest expense	1,546	1,509	37	2.5
Net interest income	7,588	7,196	392	5.4
Provision (negative provision) for loan losses	—	(600)	600	100.0
Non-interest income	1,107	1,152	(45)	(3.9)
Non-interest expense	6,986	7,936	(950)	(12.0)
Net income before taxes	1,709	1,012	697	68.9
Income tax expense	—	—	—	—
Net income	1,709	1,012	697	68.9

Net income for the three months ended June 30, 2017 totaled $1.7 million, compared with $1.0 million for the comparable period of 2016. Net interest income increased $392,000 from the 2016 second quarter as a result of an increase in earning assets and net interest margin. Net interest margin increased eight basis points to 3.42% in the second quarter of 2017 compared with 3.34% in the second quarter of 2016. The increase in margin between periods was due in part to an increase in the yield of interest earning assets from 4.03% in the second quarter of 2016 to 4.11% in the second quarter of 2017. Average earning assets increased from $876.7 million for the second quarter of 2016 to $899.4 for the second quarter of 2017. Non-interest income decreased by $45,000 to $1.1 million from $1.2 million in the second quarter of 2016 primarily due to a decrease in OREO income of $149,000, partially offset by an increase in service charges on deposit accounts of $75,000. Non-interest expense decreased from $7.9 million in the second quarter of 2016 to $7.0 million in the second quarter of 2017 primarily due to decreased OREO expense of $297,000, a $251,000 decline in professional fees, and a $231,000 decline in loan collection and litigation expense.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2017, compared with the same period of 2016:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)

Gross interest income	$18,359	$17,890	$469	2.6%
Gross interest expense	3,030	3,043	(13)	(0.4)
Net interest income	15,329	14,847	482	3.2
Provision (negative provision) for loan losses	—	(1,150)	1,150	100.0
Non-interest income	2,175	2,543	(368)	(14.5)
Non-interest expense	14,115	16,027	(1,912)	(11.9)
Net income before taxes	3,389	2,513	876	34.9
Income tax expense	—	21	(21)	(100.0)
Net income	3,389	2,492	897	36.0

Net income for the six months ended June 30, 2017 totaled $3.4 million, compared with net income of $2.5 million for the comparable period of 2016. Net interest income increased $482,000 from the first six months of 2016 as a result of an increase in earning assets and net interest margin. Net interest margin increased five basis points to 3.49% in the first six months of 2017 compared with 3.44% in the first six months of 2016. The increase in margin between periods was due to an increase in the yield on earning assets from 4.13% for the first six months of 2016 to 4.17% for the first six months of 2017, while the cost of interest bearing liabilities remained consistent with the first six months of 2016 at 0.79%. Average earning assets increased from $879.2 million for the first six months of 2016 to $895.9 for the first six months of 2017. Non-interest income decreased by $368,000 to $2.2 million from $2.5 million in the first six months of 2016 primarily due to a decrease in OREO income of $405,000. Non-interest expense decreased from $16.0 million in the first six months of 2016 to $14.1 million in the first six months of 2017 primarily due to a decrease in OREO expense of $981,000, a $333,000 decline in professional fees, and a decline in FDIC insurance expense of $317,000.

Net Interest Income – Net interest income was $7.6 million for the three months ended June 30, 2017, an increase of $392,000, or 5.4%, compared with $7.2 million for the same period in 2016. Net interest spread and margin were 3.31% and 3.42%, respectively, for the second quarter of 2017, compared with 3.24% and 3.34%, respectively, for the second quarter of 2016. Net average non-accrual loans were $7.5 million and $11.4 million for the second quarters of 2017 and 2016, respectively.

Average loans receivable increased approximately $35.5 million for the second quarter of 2017 compared with the second quarter of 2016. This resulted in an increase in interest revenue volume of approximately $420,000 which was offset by a decrease in interest driven by interest rate decreases aggregating $232,000 for the quarter ended June 30, 2017, compared with the second quarter of 2016. Interest foregone on non-accrual loans totaled $124,000 for the second quarter of 2017, compared with $181,000 for the second quarter of 2016.

Net interest margin increased eight basis points from our margin of 3.34% in the prior year second quarter to 3.42% for the second quarter of 2017. The yield on earning assets increased eight basis points and rates paid on interest-bearing liabilities increased one basis point from the second quarter of 2016.

Net interest income was $15.3 million for the six months ended June 30, 2017, an increase of $482,000, or 3.2%, compared with $14.8 million for the same period in 2016. Net interest spread and margin were 3.38% and 3.49%, respectively, for the first six months of 2017, compared with 3.34% and 3.44%, respectively, for the first six months of 2016. Net average non-accrual loans were $8.1 million and $12.4 million for the first six months of 2017 and 2016, respectively. Cost of funds remained consistent at 0.79% for the first six months of 2016 and 2017.

Average loans receivable increased approximately $32.4 million for the six months ended June 30, 2017 compared with the first six months of 2016. This resulted in an increase in interest revenue volume of approximately $784,000, which was offset by a decrease in interest driven by interest rate decreases aggregating $649,000 for the six months ended June 30, 2017 compared with the prior year period. Interest foregone on non-accrual loans totaled $262,000 for the six months ended June 30, 2017, compared with $396,000 for the six months ended June 30, 2016.

Net interest margin increased five basis points to 3.49% for the first six months of 2017 from our margin of 3.44% in the first six months of 2016. The yield on earning assets increased four basis points for the first six months of 2017 from the first six months of 2016, compared with no change in rates paid on interest-bearing liabilities.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$654,801	$7,643	4.68%	$619,253	$7,455	4.84%
Securities
Taxable	176,640	1,168	2.65	162,119	950	2.36
Tax-exempt (3)	19,884	144	4.47	21,240	158	4.60
FHLB stock	7,323	86	4.71	7,323	73	4.01
Federal funds sold and other	40,745	93	0.92	66,786	69	0.42
Total interest-earning assets	899,393	9,134	4.11%	876,721	8,705	4.03%
Less: Allowance for loan losses	(8,944)			(11,257)
Non-interest earning assets	51,533			70,536
Total assets	$941,982			$936,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$465,149	$1,071	0.92%	$470,399	$1,030	0.88%
NOW and money market deposits	242,275	223	0.37	233,808	235	0.40
Savings accounts	36,118	15	0.17	34,856	15	0.17
FHLB advances	5,728	20	1.40	2,827	18	2.56
Junior subordinated debentures	23,921	217	3.64	24,822	211	3.42
Total interest-bearing liabilities	773,191	1,546	0.80%	766,712	1,509	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	126,596			119,786
Other liabilities	5,177			10,288
Total liabilities	904,964			896,786
Stockholders’ equity	37,018			39,214
Total liabilities and stockholders’ equity	$941,982			$936,000

Net interest income		$7,588			$7,196

Net interest spread			3.31%			3.24%

Net interest margin			3.42%			3.34%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $7.5 million and $11.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the six month periods ended June 30, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$652,078	$15,472	4.78%	$619,665	$15,337	4.98%
Securities
Taxable	176,378	2,282	2.61	161,789	1,939	2.41
Tax-exempt (3)	19,936	289	4.50	21,646	322	4.60
FHLB stock	7,323	169	4.65	7,323	147	4.04
Federal funds sold and other	40,147	147	0.74	68,755	145	0.42
Total interest-earning assets	895,862	18,359	4.17%	879,178	17,890	4.13%
Less: Allowance for loan losses	(8,943)			(11,645)
Non-interest earning assets	52,892			69,156
Total assets	$939,811			$936,689

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$462,180	$2,090	0.91%	$479,461	$2,099	0.88%
NOW and money market deposits	239,856	433	0.36	231,017	458	0.40
Savings accounts	35,521	30	0.17	34,756	31	0.18
FHLB advances	8,751	51	1.18	2,906	37	2.56
Junior subordinated debentures	24,034	426	3.57	24,935	418	3.37
Total interest-bearing liabilities	770,342	3,030	0.79%	773,075	3,043	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	124,336			116,753
Other liabilities	9,749			10,481
Total liabilities	904,427			900,309
Stockholders’ equity	35,384			36,380
Total liabilities and stockholders’ equity	$939,811			$936,689

Net interest income		$15,329			$14,847

Net interest spread			3.38%			3.34%

Net interest margin			3.49%			3.44%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $8.1 million and $12.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended June 30, 2017 vs. 2016			Six Months Ended June 30, 2016 vs. 2015
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(232)	$420	$188	$(649)	$784	$135
Securities	121	83	204	146	164	310
FHLB stock	13	—	13	22	—	22
Federal funds sold and other	59	(35)	24	78	(76)	2
Total increase (decrease) in interest income	(39)	468	429	(403)	872	469

Interest-bearing liabilities:
Certificates of deposit and other time deposits	52	(11)	41	68	(77)	(9)
NOW and money market accounts	(21)	9	(12)	(42)	17	(25)
Savings accounts	(1)	1	—	(2)	1	(1)
FHLB advances	(10)	12	2	(29)	43	14
Junior subordinated debentures	14	(8)	6	23	(15)	8
Total increase (decrease) in interest expense	34	3	37	18	(31)	(13)
Increase (decrease) in net interest income	$(73)	$465	$392	$(421)	$903	$482

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Service charges on deposit accounts	$548	$473	$1,049	$902
Bank card interchange fees	255	221	468	423
Other real estate owned rental income	—	149	—	405
Bank owned life insurance income	104	119	206	215
Net gain (loss) on sales and calls of securities	(5)	—	(5)	203
Other	205	190	457	395
Total non-interest income	$1,107	$1,152	$2,175	$2,543

Non-interest income for the second quarter of 2017 decreased by $45,000, or 3.9%, compared with the second quarter of 2016. The decrease in non-interest income was primarily driven by the absence of OREO income in the second quarter of 2017, compared to income of $149,000 in the second quarter of 2016, as income producing foreclosed properties were sold. For the six months ended June 30, 2017, non-interest income decreased by $368,000, or 14.5% to $2.2 million compared with $2.5 million for the same period of 2016. The decrease in non-interest income between the six month comparative periods was primarily due to a $405,000 decrease in OREO rental income.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2017 and 2016:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Salary and employee benefits	$3,803	$3,857	$7,750	$7,679
Occupancy and equipment	844	808	1,665	1,662
Professional fees	241	492	544	877
FDIC insurance	357	493	699	1,016
Data processing expense	318	295	610	592
State franchise and deposit tax	225	255	450	510
Other real estate owned expense	(3)	294	(19)	962
Litigation and loan collection expense	40	271	43	353
Other	1,161	1,171	2,373	2,376
Total non-interest expense	$6,986	$7,936	$14,115	$16,027

Non-interest expense for the second quarter ended June 30, 2017 decreased $950,000, or 12.0%, compared with the second quarter of 2016. This decrease was primarily due to a decrease in OREO expense of $297,000 as the OREO portfolio was significantly reduced. The improvement was also attributable to a decrease in professional fees of $251,000, and a reduction of litigation and loan collection expenses of $231,000. For the six months ended June 30, 2017, non-interest expense decreased $1.9 million, or 11.9% to $14.1 million compared with $16.0 million for the first six months of 2016. The decreases in non-interest expense for the six months ended June 30, 2017 were primarily attributable to decreased OREO expenses due to the smaller OREO portfolio. The improvement was also attributable to a reduction in professional fees of $333,000, a decrease of $317,000 in FDIC insurance, and a reduction in litigation and loan collection expense of $310,000.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)

Federal statutory rate times financial statement income	$598	$354	$1,186	$879
Effect of:
Valuation allowance	(518)	(282)	(937)	(732)
Tax-exempt income	(48)	(53)	(97)	(109)
Non-taxable life insurance income	(36)	(42)	(72)	(75)
Restricted stock vesting	(6)	—	(98)	—
Other, net	10	23	18	58
Total	$—	$—	$—	$21

Analysis of Financial Condition

Total assets increased $9.3 million, or 1.0%, to $954.5 million at June 30, 2017, from $945.2 million at December 31, 2016. This increase was primarily attributable to an increase in net loans of $15.8 million offset by a decrease in interest bearing deposits in banks of $5.5 million.

Loans Receivable – Loans receivable increased $15.7 million, or 2.5%, during the six months ended June 30, 2017 to $654.9 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $16.8 million, or 4.7% during the first six months of 2017 and comprised 56.8% of the loan portfolio at June 30, 2017.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type.

	As of June 30,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$103,197	15.76%	$97,761	15.29%
Commercial Real Estate
Construction	37,445	5.72	36,330	5.68
Farmland	84,359	12.88	71,507	11.19
Nonfarm nonresidential	146,938	22.44	149,546	23.39
Residential Real Estate
Multi-family	53,507	8.17	48,197	7.54
1-4 Family	179,218	27.36	188,092	29.42
Consumer	8,650	1.32	9,818	1.54
Agriculture	41,150	6.28	37,508	5.87
Other	474	0.07	477	0.08
Total loans	$654,938	100.00%	$639,236	100.00%

There are no foreign loans in our portfolio. Except for commercial real estate, 1-4 family residential real estate, and loans for retail facilities (included in nonfarm nonresidential commercial real estate below), there is no concentration of loans in any industry exceeding 10% of total loans.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2017		December 31, 2016
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$610,356	93.2%	$586,430	91.7%
Watch	29,433	4.5	30,431	4.8
Special Mention	604	0.1	497	0.1
Substandard	14,545	2.2	21,878	3.4
Doubtful	—	—	—	—
Total	$654,938	100.0%	$639,236	100.0%

Our loans receivable have increased $15.7 million, or 2.5%, during the six months ended June 30, 2017. The pass loan category increased approximately $23.9 million, the watch category decreased approximately $998,000, the special mention category increased approximately $107,000, and the substandard category declined approximately $7.3 million. The $7.3 million decrease in loans classified as substandard was primarily driven by $4.3 million in principal payments received, $4.3 million in loans upgraded from substandard, $561,000 in charge-offs, and $140,000 in loans moved to OREO, offset by $2.0 million in loans moved to substandard during the first six months of 2017.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2017	December 31, 2016
	(in thousands)
Past Due Loans:
30-59 Days	$1,328	$2,302
60-89 Days	765	315
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	2,093	2,617

Nonaccrual Loans	6,509	9,216
Total Past Due and Nonaccrual Loans	$8,602	$11,833

During the six months ended June 30, 2017, nonaccrual loans decreased by $2.7 million to $6.5 million. This decrease was due primarily to $3.4 million in paydowns and $471,000 in charge-offs, offset by $1.5 million in loans placed on nonaccrual status. During the six months ended June 30, 2017, loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $1.3 million at June 30, 2017. Loans past due 60-89 days increased from $315,000 at December 31, 2016 to $765,000 at June 30, 2017. This represents a $524,000 decrease from December 31, 2016 to June 30, 2017, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$—
Loans on nonaccrual status	6,509	9,216
Total non-performing loans	6,509	9,216
Real estate acquired through foreclosure	6,318	6,821
Other repossessed assets	—	—
Total non-performing assets	$12,827	$16,037

Non-performing loans to total loans	0.99%	1.44%
Non-performing assets to total assets	1.34%	1.70%
Allowance for non-performing loans	$130	$241
Allowance for non-performing loans to non-performing loans	2.00%	2.62%

Nonperforming loans at June 30, 2017, were $6.5 million, or 0.99% of total loans, compared with $9.2 million, or 1.44% of total loans at December 31, 2016, and $11.6 million, or 1.86% of total loans at June 30, 2016. Net loan charge-offs for the first six months of 2017 totaled $82,000 compared to $787,000 for the first six months of 2016.

Troubled Debt Restructuring - A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The Bank’s TDRs typically involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Bank allocates reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

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

Management periodically reviews renewals and modifications of previously identified TDRs for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk, and management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance.

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

At June 30, 2017, we had six restructured loans totaling $3.2 million with borrowers who experienced deterioration in financial condition compared with nine loans totaling $8.7 million at December 31, 2016. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Two of these loans totaling approximately $1.9 million had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $467,000 of commercial loans. At June 30, 2017, $1.2 million of our restructured loans were accruing and $2.0 million were on nonaccrual compared with $5.4 million and $3.3 million, respectively, at December 31, 2016.

There were no new TDRs during the first six months of 2017 or 2016. During the six months ended June 30, 2017, TDRs were reduced as a result of $1.4 million in payments. In addition, the TDR classification was removed in the first quarter of 2017 from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment. See “Note 3 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	June 30, 2017	December 31, 2016
	(dollars in thousands)

Total non-performing loans	$6,509	$9,216
TDRs on accrual	1,235	5,350
Total non-performing loans and TDRs on accrual	$7,744	$14,566
Real estate acquired through foreclosure	6,318	6,821
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$14,062	$21,387

Total non-performing loans and TDRs on accrual to total loans	1.18%	2.28%
Total non-performing assets and TDRs on accrual to total assets	1.47%	2.26%

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures that result in specific allowance allocations for any estimated inherent risk of loss. For loans not individually evaluated, a general allowance allocation is computed using factors developed over time based on actual loss experience. Prior to June 30, 2017, the look-back period for historical losses was 12 quarters, weighted 40% for the most recent eight quarters and 20% for previous four quarter period.  Effective June 30, 2017, the Company extended the look-back period to 16 quarters on a prospective basis, weighted 40% to the most recent four quarters, and then declining one-tenth for each of the remaining annual periods.  Management determined the four-year look-back period was appropriate as the four year period more appropriately correlates to the period in which the current portfolio was underwritten and originated. The specific and general allocations plus consideration of qualitative factors represent management’s estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2017 and 2016, and for the year ended December 31, 2016 follows:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31, 2016
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$8,966	$11,340	$8,967	$12,041	$12,041

Loans charged-off:
Real estate	192	582	513	1,295	2,157
Commercial	—	249	—	261	276
Consumer	20	22	25	35	178
Agriculture	95	8	95	8	18
Other	—	67	—	78	—
Total charge-offs	307	928	633	1,677	2,629

Recoveries
Real estate	165	85	449	513	1,189
Commercial	36	32	41	67	334
Consumer	19	154	44	193	368
Agriculture	2	6	9	85	114
Other	4	15	8	32	—
Total recoveries	226	292	551	890	2,005
Net charge-offs	81	636	82	787	624
Provision (negative provision) for loan losses	—	(600)	—	(1,150)	(2,450)
Balance at end of period	$8,885	$10,104	$8,885	$10,104	$8,967

Allowance for loan losses to period-end loans	1.36%	1.62%	1.36%	1.62%	1.40%
Net charge-offs to average loans	0.05%	0.41%	0.03%	0.26%	0.10%
Allowance for loan losses to non-performing loans	136.50%	87.11%	136.50%	87.11%	97.30%

Allowance for loan losses for loans individually evaluated for impairment	$254	$146	$254	$146	$399
Loans individually evaluated for impairment	8,273	25,535	8,273	25,535	15,131
Allowance for loan losses to loans individually evaluated for impairment	3.07%	0.57%	3.07%	0.57%	2.64%

Allowance for loan losses for loans collectively evaluated for impairment	$8,631	$9,958	$8,631	$9,958	$8,568
Loans collectively evaluated for impairment	646,665	598,601	646,665	598,601	624,105
Allowance for loan losses to loans collectively evaluated for impairment	1.33%	1.66%	1.33%	1.66%	1.37%

Our loan loss reserve, as a percentage of total loans at June 30, 2017, decreased to 1.36% from 1.40% at December 31, 2016 and from 1.62% at June 30, 2016. The change in our loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio, historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications and improved charge-off levels. Our allowance for loan losses to non-performing loans was 136.50% at June 30, 2017, compared with 97.30% at December 31, 2016, and 87.11% at June 30, 2016. Net charge-offs for the first six months of 2017 totaled $82,000 compared to $787,000 in the first six months of 2016.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Commercial	$41	$(58)	$(27)
Commercial Real Estate	326	(339)	1,225
Residential Real Estate	(390)	1,307	1,487
Consumer	19	(200)	37
Agriculture	(86)	(96)	110
Other	8	10	(9)
Total net charge-offs	$(82)	$624	$2,823

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 2.00% at June 30, 2017 compared with 2.62% at December 31, 2016, and 2.08% at June 30, 2016. The decrease in this ratio from December 31, 2016 to June 30, 2017 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$5,263	$5,992	$10,985	$10,439
Prior charge-offs	(2,130)	(1,503)	(5,131)	(1,818)

Recorded investment	3,133	4,489	5,854	8,621
Allocated allowance	(27)	(214)	(35)	(350)

Recorded investment, less allocated allowance	$3,106	$4,275	$5,819	$8,271

Recorded investment, less allocated allowance/ Unpaid principal balance	59.02%	71.35%	52.97%	79.23%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 59.02% and 71.35% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2017.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment:

	June 30, 2017			December 31, 2016
	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$102,606	$943	0.92%	$97,166	$462	0.48%
Commercial real estate	265,609	4,196	1.58	251,529	4,859	1.93
Residential real estate	228,236	3,103	1.36	227,668	3,076	1.35
Consumer	8,650	53	0.61	9,817	8	0.08
Agriculture	41,090	335	0.82	37,448	161	0.43
Other	474	1	0.21	477	2	0.42
Total	$646,665	$8,631	1.33%	$624,105	$8,568	1.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.33% at June 30, 2017 from 1.66% at June 30, 2016 and 1.37% at December 31, 2016. This decline was driven primarily by declining historical loss trends and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded for the first six months of 2017, compared to a negative provision for loan losses of $1.2 million for the first six months of 2016. No provision expense was recorded for the first six months of 2017 due to declining historical loss rates, improvements in asset quality, growth in the portfolio, and management’s assessment of risk within the portfolio. All loan risk categories other than pass loans and special mention loans have decreased since December 31, 2016. The pass category increased approximately $23.9 million, the watch category decreased approximately $998,000, the special mention category increased approximately $107,000, and the substandard category declined approximately $7.3 million. Net charge-offs were $82,000 for the six months ended June 30, 2017, compared with $787,000 for the six months ended June 30, 2016. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2017 were $6.3 million compared with $12.3 million at June 30, 2016 and $6.8 million at December 31, 2016. See “Note 4 - Other Real Estate Owned,” of the notes to the financial statements. During the first six months of 2017, we acquired $140,000 of OREO properties, and sold properties totaling approximately $643,000. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

OREO is recorded at fair market value less estimated cost to sell at time of acquisition. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Subsequent reductions in fair value are recorded as non-interest expense. When OREO is acquired, we obtain a new appraisal of the subject property or have staff in our special assets group evaluate the latest in-file appraisal. We typically obtain updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent.

Because our OREO portfolio decreased significantly, we recorded a net benefit of $19,000 in the first six months of 2017 compared to net expenses of $962,000 in the same period of 2016. Operating expenses of $46,000 in the first six months of 2017 were offset by $65,000 in net gains on sales. In the first six months of 2016, $169,000 in net gains on sales were offset by $481,000 in operating expenses and $650,000 in fair value write-downs.

Liabilities – Total liabilities at June 30, 2017 were $916.1 million compared with $912.4 million at December 31, 2016, an increase of $3.7 million, or 0.4%. This increase was primarily attributable to an increase in total deposits of $24.9 million and the issuance of $10.0 million in senior debt, offset by a decrease in FHLB advances of $20.3 million and a decrease in accrued interest payable and other liabilities of $10.5 million due to a litigation settlement.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$124,336		$119,736
Interest checking	105,267	0.13%	96,294	0.13%
Money market	134,589	0.55	136,423	0.58
Savings	35,521	0.17	34,257	0.18
Certificates of deposit	462,180	0.91	466,007	0.88
Total deposits	$861,893	0.60%	$852,717	0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$429,606	0.92%	$437,955	0.88%
$250,000 or more	32,574	0.98%	28,052	0.97%
Total	$462,180	0.91%	$466,007	0.88%

The following table shows at June 30, 2017 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$2,565
Three months through six months	5,218
Six months through twelve months	6,472
Over twelve months	19,171
Total	$33,426

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

Funds are available from several sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding.

We also borrow from the FHLB to supplement our funding requirements. At June 30, 2017, we had an unused borrowing capacity with the FHLB of $29.8 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the market value of the underlying pledged loans.

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

Historically, we also utilized brokered and wholesale deposits to supplement our funding strategy. We are currently restricted from accepting, renewing, or rolling-over brokered deposits without the prior receipt of a waiver on a case-by-case basis from our regulators. At June 30, 2017, we had no brokered deposits.

Capital

Stockholders’ equity increased $5.7 million to $38.4 million at June 30, 2017, compared with $32.7 million at December 31, 2016 primarily due to current year net income of $3.3 million and an increase in the fair value of our available for sale securities portfolio of $2.1 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated. Regulatory minimums and well-capitalized minimums are prompt corrective action standards.

	Regulatory Minimums	Well-Capitalized Minimums	Minimum Capital Ratios Under Consent Order	June 30, 2017	December 31, 2016

Tier 1 Capital	6.0%	8.0%	N/A	9.97%	8.28%
Common equity Tier 1 capital	4.5	6.5	N/A	9.97	8.28
Total risk-based capital	8.0	10.0	12.0%	11.50	9.88
Tier 1 leverage ratio	4.0	5.0	9.0	7.54	6.24

Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total capital to total risk-weighted assets (“total risk-based capital ratio”) of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases to 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions. In addition, our Consent Order calls for the Bank to maintain a ratio of total capital to total risk-based capital ratio of at least 12.0%, and a ratio of Tier 1 capital to total assets (“leverage ratio”) of 9.0%. The Bank cannot be considered “well-capitalized” while subject to the consent order.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates sustained for one year, our base net interest income would increase by an estimated 1.2% at June 30, 2017, compared with a decrease of 2.5% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 2.1% at June 30, 2017, compared with a decrease of 5.1% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2017, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$645	2.13%
+ 100 basis points	351	1.16
- 100 basis points	(1,331)	(4.40)
- 200 basis points	(2,823)	(9.34)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are defendants in various legal proceedings.  Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Footnote 13, “Off Balance Sheet Risks, Commitments, and Contingent Liabilities” in the Notes to our consolidated financial statements for additional detail regarding ongoing legal proceedings.

Item 1A. Risk Factors

We refer you to the detailed cautionary statements and discussion of risks that affect our Company and its business in “Item 1A – Risk Factors” of our Annual Report on Form 10-K, for the year ended December 31, 2016. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

10.1	Loan Agreement between Porter Bancorp, Inc. and First Merchants Bank dated June 30, 2017, incorporated by reference to Form 8-K filed July 5, 2017.

10.2	Promissory Note between Porter Bancorp, Inc. and First Merchants Bank dated June 30, 2017, incorporated by reference to Form 8-K filed July 5, 2017.

10.3	Pledge Agreement between Porter Bancorp, Inc. and First Merchants Bank dated June 30, 2017, incorporated by reference to Form 8-K filed July 5, 2017.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

August 4, 2017	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 4, 2017	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer