Form 10-Q
period 2017-09-30
Porter Bancorp, Inc.
filed 2017-11-02
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

4,668,264 Common Shares and 1,591,600 Non-Voting Common Shares, no par value, were outstanding at October 31, 2017.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, PBI Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2017 and December 31, 2016

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2017

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$9,557	$9,449
Interest bearing deposits in banks	37,812	56,867
Cash and cash equivalents	47,369	66,316
Securities available for sale	149,797	152,790
Securities held to maturity (fair value of $43,397 and $43,072, respectively)	41,424	41,818
Loans, net of allowance of $8,977 and $8,967, respectively	673,534	630,269
Premises and equipment, net	16,975	17,848
Other real estate owned	6,330	6,821
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	15,131	14,838
Accrued interest receivable and other assets	5,082	7,154
Total assets	$962,965	$945,177

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$133,896	$124,395
Interest bearing	732,951	725,530
Total deposits	866,847	849,925
Federal Home Loan Bank advances	16,847	22,458
Accrued interest payable and other liabilities	5,728	15,911
Subordinated capital note	2,475	3,150
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	—
Total liabilities	922,897	912,444
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 86,000,000 shares authorized, 4,668,264 and 4,632,933 voting, and 34,380,437 non-voting shares authorized, 1,591,600 and 1,591,600 non-voting issued and outstanding, respectively	125,729	125,729
Additional paid-in capital	24,368	24,097
Retained deficit	(108,378)	(113,561)
Accumulated other comprehensive loss	(4,422)	(6,303)
Total common stockholders’ equity	37,297	29,962
Total stockholders' equity	40,068	32,733
Total liabilities and stockholders’ equity	$962,965	$945,177

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$8,021	$7,699	$23,493	$23,036
Taxable securities	1,088	956	3,370	2,895
Tax exempt securities	143	153	432	475
Federal funds sold and other	194	123	510	415
	9,446	8,931	27,805	26,821
Interest expense
Deposits	1,324	1,262	3,877	3,850
Federal Home Loan Bank advances	13	17	64	54
Subordinated capital note	32	35	98	112
Senior Debt	97	—	97
Junior subordinated debentures	193	159	553	500
	1,659	1,473	4,689	4,516
Net interest income	7,787	7,458	23,116	22,305
Negative provision for loan losses	—	(750)	—	(1,900)
Net interest income after negative provision for loan losses	7,787	8,208	23,116	24,205

Non-interest income
Service charges on deposit accounts	568	520	1,617	1,422
Bank card interchange fees	245	214	713	637
Other real estate owned rental income	—	46	—	451
Income from bank owned life insurance	103	101	309	316
Net gain (loss) on sales and calls of investment securities	—	(16)	(5)	187
Other	266	240	723	635
	1,182	1,105	3,357	3,648
Non-interest expense
Salaries and employee benefits	3,683	3,945	11,433	11,624
Occupancy and equipment	836	842	2,501	2,504
Professional fees	232	374	776	1,251
Marketing expense	364	289	880	706
FDIC Insurance	356	442	1,055	1,458
Data processing expense	321	295	931	887
State franchise and deposit tax	225	255	675	765
Other real estate owned expense	111	322	92	1,284
Litigation and loan collection expense	78	222	121	575
Other	969	934	2,826	2,893
	7,175	7,920	21,290	23,947
Income before income taxes	1,794	1,393	5,183	3,906
Income tax expense	—	—	—	21
Net income	1,794	1,393	5,183	3,885
Less:
Earnings allocated to participating securities	45	46	133	129
Net income available to common shareholders	$1,749	$1,347	$5,050	$3,756
Basic and diluted income per common share	$0.29	$0.22	$0.83	$0.66

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$1,794	$1,393	$5,183	$3,885
Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(280)	597	1,783	2,465
Amortization during the period of net unrealized loss transferred to held to maturity	32	32	98	96
Reclassification adjustment for (gains) losses included in net income	—	16	—	(187)
Net unrealized gain recognized in comprehensive income	(248)	645	1,881	2,374
Tax effect	—	—	—	—
Other comprehensive income (loss)	(248)	645	1,881	2,374

Comprehensive income	$1,546	$2,038	$7,064	$6,259

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2017

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Common			Preferred			Preferred		Common
	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Series E	Series F	Additional Paid-In Capital	Retained Deficit	Accumulated Other Compre- hensive Income (Loss)	Total

Balances, January 1, 2017	4,632,933	1,591,600	6,224,533	6,198	4,304	$125,729	$1,644	$1,127	$24,097	$(113,561)	$(6,303)	$32,733
Issuance of unvested stock	37,865	—	37,865	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	(1,316)	—	(1,316)	—	—	—	—	—	—	—	—	—
Reverse stock split rounding shares	(1,218)	—	(1,218)	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	271	—	—	271
Net income	—	—	—	—	—	—	—	—	—	5,183	—	5,183
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,881	1,881
Balances, September 30, 2017	4,668,264	1,591,600	6,259,864	6,198	4,304	$125,729	$1,644	$1,127	$24,368	$(108,378)	$(4,422)	$40,068

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2017 and 2016

(dollars in thousands)

	2017	2016
Cash flows from operating activities
Net income	$5,183	$3,885
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	896	1,141
Negative provision for loan losses	—	(1,900)
Net amortization on securities	931	965
Stock-based compensation expense	271	315
Net gain on sales of loans held for sale	(39)	(61)
Origination of loans for sale	(2,179)	(3,830)
Proceeds from sales of loans held for sale	2,218	3,943
Net gain on sales of other real estate owned	(75)	(221)
Write-down of other real estate owned	98	970
Net realized (gain) loss on sales and calls of investment securities	5	(187)
Increase in cash surrender value of owned life insurance, net of premium expense	(293)	(300)
Net change in accrued interest receivable and other assets	1,929	(701)
Net change in accrued interest payable and other liabilities	(10,183)	(57)
Net cash from operating activities	(1,238)	3,962

Cash flows from investing activities
Purchases of available for sale securities	(15,340)	(18,868)
Proceeds from sales and calls of available for sale securities	2,000	6,276
Proceeds from maturities and prepayments of available for sale securities	17,480	16,925
Proceeds from calls of held to maturity securities	47	—
Proceeds from maturities of held to maturity securities	145	—
Proceeds from sale of other real estate owned	738	12,340
Loan originations and payments, net	(43,590)	(4,781)
Sales (purchases) of premises and equipment, net	175	(386)
Purchase of bank owned life insurance	—	(5,000)
Net cash from investing activities	(38,345)	6,506

Cash flows from financing activities
Net change in deposits	16,922	(41,053)
Payments of Federal Home Loan Bank advances	(30,611)	(462)
Advances from Federal Home Loan Bank	25,000	—
Payments of subordinated capital note	(675)	(675)
Proceeds from senior debt	10,000	—
Proceeds from issuance of common stock	—	2,231
Net cash from financing activities	20,636	(39,959)
Net change in cash and cash equivalents	(18,947)	(29,491)
Beginning cash and cash equivalents	66,316	93,335
Ending cash and cash equivalents	$47,369	$63,844

Supplemental cash flow information:
Interest paid	$4,140	$3,933
Income taxes paid (refunded)	—	21
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors for junior subordinated debenture interest	$—	$2,799
Transfer from loans to other real estate	270	1,243
Financed sales of other real estate owned	—	270

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In August 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). This ASU is an update to ASU 2014-09, and delays the effective date of ASU 2014-09. The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. The Company’s revenue is comprised of net interest income on financial assets and liabilities, which is explicitly excluded from the scope of this guidance, and non-interest income. Based on the evaluation of the Company’s non-interest income revenue streams, adoption of this new guidance will not have a material impact on the consolidated financial statements.

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The impact of adopting the new guidance on the consolidated financial statements is not expected to have a material impact. The Company currently does not have any equity investments.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. We are currently gathering loan level data, and assessing our data and system needs. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. The magnitude of any adjustment or the overall impact of the new standard on financial condition or results of operation cannot yet be determined.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The final standard will shorten the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard is effective for public companies for fiscal years beginning after December 15, 2018. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2017
Available for sale
U.S. Government and federal agency	$29,954	$106	$(352)	$29,708
Agency mortgage-backed: residential	91,546	808	(619)	91,735
Collateralized loan obligations	23,444	82	—	23,526
State and municipal	1,648	13	—	1,661
Corporate bonds	3,079	88	—	3,167
Total available for sale	$149,671	$1,097	$(971)	$149,797

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,424	$1,973	$—	$43,397
Total held to maturity	$41,424	$1,973	$—	$43,397

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2016
Available for sale
U.S. Government and federal agency	$34,757	$50	$(708)	$34,099
Agency mortgage-backed: residential	103,390	455	(1,492)	102,353
Collateralized loan obligations	11,203	—	—	11,203
State and municipal	2,028	25	(8)	2,045
Corporate bonds	3,069	24	(3)	3,090
Total available for sale	$154,447	$554	$(2,211)	$152,790

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,818	$1,272	$(18)	$43,072
Total held to maturity	$41,818	$1,272	$(18)	$43,072

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Proceeds	$2,000	$2,555	$2,047	$6,276
Gross gains	—	13	—	216
Gross losses	—	29	5	29

The amortized cost and fair value of the debt investment securities portfolio are shown by contractual maturity. Contractual maturities may differ from actual maturities if issuers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are detailed separately.

	September 30, 2017
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$7,340	$7,432
One to five years	15,019	15,102
Five to ten years	32,715	32,464
Beyond ten years	3,051	3,064
Agency mortgage-backed: residential	91,546	91,735
Total	$149,671	$149,797

Held to maturity
Within one year	$646	$646
One to five years	27,619	28,729
Five to ten years	13,159	14,022
Total	$41,424	$43,397

Securities pledged at September 30, 2017 and December 31, 2016 had carrying values of approximately $85.3 million and $61.2 million, respectively, and were pledged to secure public deposits.

At September 30, 2017 and December 31, 2016, we held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.8 million and $16.4 million, respectively. Additionally, at September 30, 2017 and December 31, 2016, we held securities issued by the State of Texas or Texas municipalities having a book value of $4.3 million at each period end. At September 30, 2017 and December 31, 2016, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other than temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition, credit quality, and near-term prospects of the issuer and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2017, management does not believe securities in our portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2017
Available for sale
U.S. Government and federal Agency	$19,543	$(324)	$1,125	$(28)	$20,668	$(352)
Agency mortgage-backed: residential	29,928	(489)	7,261	(130)	37,189	(619)
Total temporarily impaired	$49,471	$(813)	$8,386	$(158)	$57,857	$(971)

December 31, 2016
Available for sale
U.S. Government and federal agency	$27,738	$(708)	$—	$—	$27,738	$(708)
Agency mortgage-backed: residential	63,460	(1,449)	2,745	(43)	66,205	(1,492)
State and municipal	465	(8)	—	—	465	(8)
Corporate bonds	—	—	1,566	(3)	1,566	(3)
Total temporarily impaired	$91,663	$(2,165)	$4,311	$(46)	$95,974	$(2,211)

Held to maturity
State and municipal	$1,540	$(18)	$—	$—	$1,540	$(18)
Total	$1,540	$(18)	$—	$—	$1,540	$(18)

There were no held to maturity securities in an unrecognized loss position at September 30, 2017.

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Commercial	$107,616	$97,761
Commercial Real Estate:
Construction	44,956	36,330
Farmland	88,370	71,507
Nonfarm nonresidential	157,956	149,546
Residential Real Estate:
Multi-family	55,684	48,197
1-4 Family	173,213	188,092
Consumer	8,474	9,818
Agriculture	45,675	37,508
Other	567	477
Subtotal	682,511	639,236
Less: Allowance for loan losses	(8,977)	(8,967)
Loans, net	$673,534	$630,269

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017 and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2017:
Beginning balance	$956	$4,223	$3,317	$53	$335	$1	$8,885
Provision (negative provision)	(41)	206	(147)	(31)	15	(2)	–
Loans charged off	(5)	–	(57)	(5)	–	–	(67)
Recoveries	3	9	103	25	16	3	159
Ending balance	$913	$4,438	$3,216	$42	$366	$2	$8,977

September 30, 2016:
Beginning balance	$730	$5,429	$3,778	$47	$119	$1	$10,104
Provision (negative provision)	(195)	(436)	(142)	(26)	79	(30)	(750)
Loans charged off	(15)	(232)	(131)	(21)	(5)	(1)	(405)
Recoveries	102	354	27	23	1	33	540
Ending balance	$622	$5,115	$3,532	$23	$194	$3	$9,489

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2017 and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	399	(791)	134	(5)	274	(11)	–
Loans charged off	(5)	(58)	(512)	(30)	(95)	–	(700)
Recoveries	44	393	168	69	25	11	710
Ending balance	$913	$4,438	$3,216	$42	$366	$2	$8,977

September 30, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Provision (negative provision)	(89)	(2,024)	458	(259)	(1)	15	(1,900)
Loans charged off	(276)	(477)	(1,181)	(56)	(13)	(79)	(2,082)
Recoveries	169	623	271	216	86	65	1,430
Ending balance	$622	$5,115	$3,532	$23	$194	$3	$9,489

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$26	$386	$–	$–	$–	$425
Collectively evaluated for impairment	900	4,412	2,830	42	366	2	8,552
Total ending allowance balance	$913	$4,438	$3,216	$42	$366	$2	$8,977

Loans:
Loans individually evaluated for impairment	$608	$2,749	$4,092	$–	$60	$–	$7,509
Loans collectively evaluated for impairment	107,008	288,533	224,805	8,474	45,615	567	675,002
Total ending loans balance	$107,616	$291,282	$228,897	$8,474	$45,675	$567	$682,511

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and 2016:

				Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$724	$508	$—	$499	$—	$497	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	3,783	2,155	—	2,336	—	2,800	209
Nonfarm nonresidential	773	301	—	311	1	752	53
Residential real estate:
Multi-family	—	—	—	—	—	1,025	—
1-4 Family	3,858	2,470	—	2,879	22	2,909	50
Consumer	8	—	—	—	2	2	2
Agriculture	130	60	—	60	1	30	1
Other	—	—	—	—	—	—	—
Subtotal	9,276	5,494	—	6,085	26	8,015	315
With A Related Allowance Recorded:
Commercial	100	100	13	100	1	100	5
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	294	—
Nonfarm nonresidential	293	293	26	294	5	298	14
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,183	1,622	386	1,412	17	1,465	51
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	30	—
Other	—	—	—	—	—	—	—
Subtotal	1,576	2,015	425	1,806	23	2,187	70
Total	$10,852	$7,509	$425	$7,891	$49	$10,202	$385

	As of December 31, 2016			Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$707	$495	$—	$659	$—	$824	$1
Commercial real estate:
Construction	—	—	—	129	3	195	9
Farmland	5,566	3,742	—	4,404	79	4,299	87
Nonfarm nonresidential	4,502	1,219	—	4,023	2	5,569	308
Residential real estate:
Multi-family	4,100	4,100	—	3,254	179	2,235	237
1-4 Family	4,663	2,910	—	3,523	14	6,159	85
Consumer	41	1	—	4	—	8	8
Agriculture	—	—	—	69	—	92	—
Other	—	—	—	—	—	—	—
Subtotal	19,579	12,467	—	16,065	277	19,381	735
With A Related Allowance Recorded:
Commercial	100	100	13	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	614	590	5	600	—	300	—
Nonfarm nonresidential	303	303	30	405	6	421	18
Residential real estate:
Multi-family	—	—	—	2,080	—	3,133	101
1-4 Family	1,676	1,611	350	1,656	20	1,671	74
Consumer	—	—	—	—	—	—	—
Agriculture	78	60	1	68	—	34	—
Other	—	—	—	—	—	—	—
Subtotal	2,771	2,664	399	4,809	26	5,559	193
Total	$22,350	$15,131	$399	$20,874	$303	$24,940	$928

Cash basis income recognized for the three and nine months ended September 30, 2017 was $24,000 and $309,000, respectively, compared to $87,000 and $377,000 for the three and nine months ended September 30, 2016, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2017 and December 31, 2016:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,465	1,465
Nonfarm nonresidential
Rate reduction	489	—	489
Residential Real Estate:
1-4 Family
Rate reduction	737	—	737
Total TDRs	$1,226	$1,932	$3,158

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2016
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	2,300	2,300
Nonfarm nonresidential
Rate reduction	507	—	507
Principal deferral	—	607	607
Residential Real Estate:
Multi-family
Rate reduction	4,100	—	4,100
1-4 Family
Rate reduction	743	—	743
Total TDRs	$5,350	$3,374	$8,724

At September 30, 2017 and December 31, 2016, 39% and 61%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $141,000 and $197,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2017, and December 31, 2016, respectively. The Company has committed to lend no additional amounts as of September 30, 2017 and December 31, 2016 to borrowers with outstanding loans classified as TDRs.

Management periodically reviews renewals and modifications of previously identified TDRs, for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower will continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, TDR classification can be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms considered to be at market for loans with comparable risk and management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past history of performance. In March 2017, the TDR classification was removed from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment.

No TDR loan modifications occurred during the three or nine months ended September 30, 2017 or September 30, 2016. During the first nine months of 2017 and 2016, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2017, and December 31, 2016:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(in thousands)

Commercial	$508	$495	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	2,155	4,332	—	—
Nonfarm nonresidential	105	1,016	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	2,941	3,312	—	—
Consumer	—	1	—	—
Agriculture	60	60	—	—
Other	—	—	—	—
Total	$5,769	$9,216	$—	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2017
Commercial	$2	$—	$—	$508	$510
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	281	19	—	2,155	2,455
Nonfarm nonresidential	239	—	—	105	344
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	300	593	—	2,941	3,834
Consumer	50	—	—	—	50
Agriculture	—	—	—	60	60
Other	—	—	—	—	—
Total	$872	$612	$—	$5,769	$7,253

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2016
Commercial	$—	$—	$—	$495	$495
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	626	—	—	4,332	4,958
Nonfarm nonresidential	—	59	—	1,016	1,075
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,454	256	—	3,312	5,022
Consumer	19	—	—	1	20
Agriculture	203	—	—	60	263
Other	—	—	—	—	—
Total	$2,302	$315	$—	$9,216	$11,833

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of September 30, 2017, and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2017
Commercial	$106,645	$228	$—	$743	$—	$107,616
Commercial Real Estate:
Construction	44,956	—	—	—	—	44,956
Farmland	78,156	5,935	—	4,279	—	88,370
Nonfarm nonresidential	153,026	2,948	432	1,550	—	157,956
Residential Real Estate:
Multi-family	46,100	9,584	—	—	—	55,684
1-4 Family	162,476	4,473	166	6,098	—	173,213
Consumer	8,062	323	—	89	—	8,474
Agriculture	33,215	11,676	—	784	—	45,675
Other	567	—	—	—	—	567
Total	$633,203	$35,167	$598	$13,543	$—	$682,511

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2016
Commercial	$96,402	$294	$—	$1,065	$—	$97,761
Commercial Real Estate:
Construction	35,823	507	—	—	—	36,330
Farmland	63,323	1,521	—	6,663	—	71,507
Nonfarm nonresidential	142,222	5,217	445	1,662	—	149,546
Residential Real Estate:
Multi-family	38,281	6,080	—	3,836	—	48,197
1-4 Family	173,565	6,909	52	7,566	—	188,092
Consumer	9,397	348	—	73	—	9,818
Agriculture	26,940	9,555	—	1,013	—	37,508
Other	477	—	—	—	—	477
Total	$586,430	$30,431	$497	$21,878	$—	$639,236

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2017	December 31, 2016
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$6,200	$6,571
Farmland	74	—
Residential Real Estate:
1-4 Family	56	250
	$6,330	$6,821

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $643,000 and $932,000 at September 30, 2017 and December 31, 2016, respectively. Activity relating to OREO during the nine months ended September 30, 2017 and 2016 is as follows:

	For the Nine Months Ended September 30,
	2017	2016
	(in thousands)
OREO Activity
OREO as of January 1	$6,821	$19,214
Real estate acquired	270	1,243
Valuation adjustment write-downs	(98)	(970)
Net gain on sales	75	221
Proceeds from sales of properties	(738)	(12,610)
OREO as of September 30	$6,330	$7,098

We recognized no OREO rental income for the three and nine months ended September 30, 2017, respectively, and $46,000 and $451,000 for the three and nine months ended September 30, 2016, respectively.

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net gain on sales	$(10)	$(52)	$(75)	$(221)
Valuation adjustment write-downs	98	320	98	970
Operating expense	23	54	69	535
Total	$111	$322	$92	$1,284

Note 5 – Deposits

The following table shows ending deposit balances by category as of:

	September 30, 2017	December 31, 2016
	(in thousands)
Non-interest bearing	$133,896	$124,395
Interest checking	94,523	103,876
Money market	156,905	142,497
Savings	35,946	34,518
Certificates of deposit	445,577	444,639
Total	$866,847	$849,925

Time deposits of $250,000 or more were $33.1 million and $29.1 million at September 30, 2017 and December 31, 2016, respectively.

Scheduled maturities of all time deposits at September 30, 2017 were as follows (in thousands):

Year 1	$221,600
Year 2	174,906
Year 3	35,418
Year 4	6,626
Year 5	7,027
$445,577

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank (FHLB) were as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Advances with fixed rates from 0.00% to 5.24% and maturities ranging from 2017 through 2033, averaging 1.24% at September 30, 2017 and 0.85% at December 31, 2016	$16,847	$22,458

Scheduled principal payments on FHLB advances during the next five years and thereafter (in thousands):

Advances
Year 1	$15,203
Year 2	182
Year 3	492
Year 4	739
Year 5	108
Thereafter	123
$16,847

Each advance is payable based upon the terms of agreement, with a prepayment penalty. No prepayment penalties were incurred during 2017 or 2016. The advances are collateralized by first mortgage residential loans. In September 2017, the FHLB notified the Bank of an upgrade to its collateral reporting status from physical delivery status to blanket summary status whereby the FHLB determines borrowing capacity from the eligible book value of qualifying residential loans pledged rather than the discounted market value of loans delivered to physical custody. At September 30, 2017, our additional borrowing capacity with the FHLB was $74.8 million.

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

The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds were retained by the lender in escrow to service quarterly interest payments. At September 30, 2017, the escrow account had a balance of $903,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $750,000 through June 30, 2018, and not less than $2,500,000 thereafter, (ii) the Company must maintain a total risk based capital ratio at least equal to 9% of risk-weighted assets to June 30, 2018, and 10% thereafter, (iii) the Bank must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets to June 30, 2018, and 11% thereafter, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of September 30, 2017.

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

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal evaluation less cost to sell. Our quarterly evaluations of OREO for impairment are driven by property type. For smaller dollar single family homes, we consult with staff from our special assets group as well as external realtors and appraisers. Based on these consultations, we determine asking prices for OREO properties we are marketing for sale. If the internally evaluated fair value or asking price is below our recorded investment in the property, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 are summarized below:

		Fair Value Measurements at September 30, 2017 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$29,708	$—	$29,708	$—
Agency mortgage-backed: residential	91,735	—	91,735	—
Collateralized loan obligations	23,526	—	23,526	—
State and municipal	1,661	—	1,661	—
Corporate bonds	3,167	—	3,167	—
Total	$149,797	$—	$149,797	$—

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$34,099	$—	$34,099	$—
Agency mortgage-backed: residential	102,353	—	102,353	—
Collateralized loan obligations	11,203	—	11,203	—
State and municipal	2,045	—	2,045	—
Corporate bonds	3,090	—	3,090	—
Total	$152,790	$—	$152,790	$—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2017 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,236	—	—	1,236
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	6,200	—	—	6,200
Farmland	74	—	—	74
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	56	—	—	56

		Fair Value Measurements at December 31, 2016 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Description
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	585	—	—	585
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,261	—	—	1,261
Consumer	—	—	—	—
Agriculture	59	—	—	59
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	6,571	—	—	6,571
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	250	—	—	250

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million at September 30, 2017 with a valuation allowance of $399,000, resulting in $171,000 and $29,000 in additional provision for loan losses for the three and nine months ended September 30, 2017, respectively. Impaired loans had a carrying amount of $2.5 million with a valuation allowance of $309,000, resulting in $220,000 and no additional provision for loan losses for the three and nine months ended September 30, 2016. At December 31, 2016, impaired loans had a carrying amount of $2.4 million, with a valuation allowance of $370,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6.3 million as of September 30, 2017, compared with $6.8 million at December 31, 2016. Write-downs of $98,000 were recorded on OREO for the three and nine months ended September 30, 2017, compared to write-downs of $761,000 and $1.6 million for the three and nine months ended September 30, 2016, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,236	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	34%	(11%)

Other real estate owned – Commercial real estate	$6,274	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	11%	(5%)

		Income approach	Discount or capitalization rate		18%		(18%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,261	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	22%	(9%)

Other real estate owned – Commercial real estate	$6,571	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	20%	(9%)

		Income approach	Discount or capitalization rate	18%	-	20%	(19%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$47,369	$27,815	$19,554	$—	$47,369
Securities available for sale	149,797	—	149,797	—	149,797
Securities held to maturity	41,424	—	43,397	—	43,397
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	673,534	—	—	673,616	673,616
Accrued interest receivable	3,285	—	1,137	2,148	3,285
Financial liabilities
Deposits	$866,847	$133,896	$719,827	$—	$853,723
Federal Home Loan Bank advances	16,847	—	16,865	—	16,865
Subordinated capital note	2,475	—	—	2,458	2,458
Junior subordinated debentures	21,000	—	—	19,087	19,087
Senior debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,284	—	366	918	1,284

		Fair Value Measurements at December 31, 2016 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$66,316	$31,091	$35,225	$—	$66,316
Securities available for sale	152,790	—	152,790	—	152,790
Securities held to maturity	41,818	—	43,072	—	43,072
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	630,269	—	—	632,528	632,528
Accrued interest receivable	3,137	—	1,203	1,934	3,137
Financial liabilities
Deposits	$849,925	$124,395	$712,458	$—	$836,853
Federal Home Loan Bank advances	22,458	—	22,475	—	22,475
Subordinated capital note	3,150	—	—	3,091	3,091
Junior subordinated debentures	21,000	—	—	13,263	13,263
Accrued interest payable	734	—	369	365	734

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

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$43,515	$42,094
Allowance for loan losses	3,142	3,139
Other real estate owned write-down	3,401	3,366
Alternative minimum tax credit carry-forward	692	692
Net assets from acquisitions	617	674
Net unrealized loss on securities	209	867
New market tax credit carry-forward	208	208
Nonaccrual loan interest	477	481
Accrued expenses	193	3,860
Deferred compensation	463	465
Other	394	360
	53,311	56,206

Deferred tax liabilities:
FHLB stock dividends	928	928
Fixed assets	70	89
Deferred loan costs	266	274
Other	145	866
	1,409	2,157
Net deferred tax assets before valuation allowance	51,902	54,049
Valuation allowance	(51,902)	(54,049)
Net deferred tax asset	$—	$—

Our estimate of our ability to realize the deferred tax asset depends on our estimate of projected future levels of taxable income. In analyzing future taxable income levels, we considered all evidence currently available, both positive and negative. Based on our analysis, we established a valuation allowance for all deferred tax assets as of December 31, 2011. The valuation allowance remains in effect as of September 30, 2017.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2017 or September 30, 2016 related to unrecognized tax benefits.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2014.

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

The fair value of the 2017 unvested shares issued was $365,000, or $9.64 per weighted-average share. The Company recorded $129,000 and $271,000 of stock-based compensation to salaries and employee benefits for the three and nine months ended September 30, 2017, respectively, and $148,000 and $315,000 for the three and nine months ended September 30, 2016, respectively. We expect substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. No deferred tax benefit was recognized related to this expense for either period.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2017		December 31, 2016
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	179,513	$4.89	184,482	$4.81
Granted	37,865	9.64	35,465	9.10
Vested	(58,650)	4.67	(38,462)	8.32
Forfeited	(1,316)	9.35	(1,972)	6.16
Outstanding, ending	157,412	$6.08	179,513	$4.89

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2017 and beyond is estimated as follows (in thousands):

October 2017 – December 2017	$129
2018	258
2019	99
2020 & thereafter	25

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)

Net income	$1,794	$1,393	$5,183	$3,885
Less:
Earnings allocated to unvested shares	45	46	133	129
Net income available to common shareholders, basic and diluted	$1,749	$1,347	$5,050	$3,756

Basic
Weighted average common shares including unvested common shares outstanding	6,259,864	6,223,045	6,245,418	5,897,617
Less:
Weighted average unvested common shares	157,412	206,829	160,825	195,412
Weighted average common shares outstanding	6,102,452	6,016,216	6,084,593	5,702,205
Basic income per common share	$0.29	$0.22	$0.83	$0.66

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	6,102,452	6,016,216	6,084,593	5,702,205
Diluted income per common share	$0.29	$0.22	$0.83	$0.66

The Company had no outstanding stock options at September 30, 2017 or 2016. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at September 30, 2017 and 2016, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets with increases to 1.25% in 2017, 1.875% in 2018, and 2.5% in 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Bank is no longer subject to a consent order with the Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions. We were notified that the Bank’s prior consent order was terminated, effective October 31, 2017.

On September 21, 2011, we entered into a Written Agreement with the Federal Reserve Bank of St. Louis. In the Agreement, we made formal commitments to use our financial and management resources to serve as a source of strength for the Bank, to assist the Bank in addressing weaknesses identified in a consent order with the FDIC and KDFI (which has since been terminated), to pay no dividends without prior written approval, to pay no interest or principal on trust preferred securities without prior written approval, and to submit an acceptable plan to maintain sufficient capital.

The following tables show the ratios and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated. Regulatory minimums for capital adequacy purposes are prompt corrective action standards. Dollars are in thousands:

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017:
Total risk-based capital (to risk-weighted assets)
Consolidated	$76,402	10.05%	$60,833	8.00%	N/A	N/A
Bank	84,299	11.10	60,761	8.00	$75,951	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	41,719	5.49	34,219	4.50	N/A	N/A
Bank	73,387	9.66	34,178	4.50	49,368	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	55,613	7.31	45,625	6.00	N/A	N/A
Bank	73,387	9.66	45,571	6.00	60,761	8.00
Tier 1 capital (to average assets)
Consolidated	55,613	5.85	38,056	4.00	N/A	N/A
Bank	73,387	7.73	37,986	4.00	47,482	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)
Consolidated	$71,109	10.21%	$55,714	8.00%	N/A	N/A
Bank	68,773	9.88	55,663	8.00	$69,579	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	36,199	5.20	31,339	4.50	N/A	N/A
Bank	57,642	8.28	31,311	4.50	45,226	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	48,713	6.99	41,786	6.00	N/A	N/A
Bank	57,642	8.28	41,747	6.00	55,663	8.00
Tier 1 capital (to average assets)
Consolidated	48,713	5.27	36,975	4.00	N/A	N/A
Bank	57,642	6.24	36,949	4.00	46,186	5.00

N/A: Not applicable. Regulatory framework does not define well capitalized for holding companies.

Kentucky banking laws limit the dividends that may be paid to a holding company by its subsidiary banks without prior approval. The amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. In addition, a bank must have positive retained earnings.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$32,645	$30,764	$19,445	$18,347
Unused lines of credit	7,252	58,107	7,935	51,407
Standby letters of credit	527	372	582	360

In connection with the purchase of three loan participations, the Bank entered into three risk participation agreements, which had notional amounts totaling $19.8 million at September 30, 2017 and $14.6 million at December 31, 2016.

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

Overview

Porter Bancorp, Inc. (the “Company”) is a bank holding company headquartered in Louisville, Kentucky. We operate PBI Bank (“the Bank”), our wholly owned subsidiary and the fourteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. We operate banking offices in twelve counties in Kentucky. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. We serve south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. We also have an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of September 30, 2017, we had total assets of $963.0 million, total loans of $682.5 million, total deposits of $866.8 million and stockholders’ equity of $40.1 million.

The Company reported net income of $1.8 million and $5.2 million for the three and nine months ended September 30, 2017, compared with net income of $1.4 million and $3.9 million for the same periods of 2016. After deductions for earnings allocated to participating securities, net income available to common shareholders was $1.7 million and $5.1 million for the three and nine months ended September 30, 2017, respectively, compared with net income available to common shareholders of $1.3 million and $3.8 million for the three and nine months ended September 30, 2016, respectively.

Basic and diluted net income per common share were $0.29 and $0.83 for the three and nine months ended September 30, 2017, respectively, compared with basic and diluted net income per common share of $0.22 and $0.66 for the three and nine months ended September 30, 2016, respectively.

We note the following significant items for the nine months ended September 30, 2017:

●
The Bank is no longer subject to a consent order with the Federal Deposit Insurance Corporation and Kentucky Department of Financial Institutions. We were notified that the Bank’s prior consent order was terminated, effective October 31, 2017.

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $36.2 million or 5.8% to $658.0 million for the nine months ended September 30, 2017, compared with $621.8 million for the first nine months of 2016. This resulted in an increase in interest revenue volume of approximately $1.3 million, which was offset by rate decreases of $852,000 for the nine months September 30, 2017, compared with the nine months of 2016.

●

Net interest margin decreased three basis points to 3.44% in the third quarter of 2017 compared to 3.47% in the third quarter of 2016. The cost of interest bearing liabilities increased seven basis points to 0.85% in the third quarter of 2017 compared to 0.78% in the third quarter of 2016. Net interest margin increased two basis points to 3.47% in the first nine months of 2017 compared with 3.45% in the first nine months of 2016. The cost of interest bearing liabilities increased two basis points to 0.81% in the first nine months of 2017 compared with 0.79% in the first nine months of 2016.

●

During the period, our improving trends in non-performing loans, past due loans, and loan risk categories continued. We recorded no provision for loan losses expense during the first nine months of 2017, compared to negative provisions for loan losses expense of $1.9 million for the first nine months of 2016 and $750,000 for the third quarter of 2016. Both were attributable to declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan recoveries were $10,000 for the first nine months of 2017, compared to net loan charge-offs of $652,000 for the first nine months of 2016.

●

Non-performing loans decreased by $3.4 million to $5.8 million at September 30, 2017, compared with $9.2 million at December 31, 2016. The decrease in non-performing loans was primarily due to $4.5 million in paydowns and $528,000 in charge-offs which were partially offset by $2.0 million in loans placed on nonaccrual.

●

Loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $872,000 at September 30, 2017, and loans past due 60-89 days increased from $315,000 at December 31, 2016 to $612,000 at September 30, 2017. Total loans past due and nonaccrual loans decreased to $7.3 million at September 30, 2017, from $11.8 million at December 31, 2016.

●

Pass loans represent 92.8% of the portfolio at September 30, 2017, compared to 91.7% at December 31, 2016. During the nine months ended September 30, 2017, the pass category increased approximately $46.8 million, the watch category increased approximately $4.7 million, the special mention category increased approximately $101,000, and the substandard category declined approximately $8.3 million. The $8.3 million decrease in loans classified as substandard was primarily driven by $5.8 million in principal payments received , $4.5 million in loans upgraded from substandard, $623,000 in charge-offs, and $270,000 in loans moved to OREO, offset by $2.8 million in loans moved to substandard during the period.

●

Foreclosed properties were $6.3 million at September 30, 2017, compared with $6.8 million at December 31, 2016, and $7.1 million at September 30, 2016. During the first nine months of 2017, the Company acquired $270,000 and sold $738,000 of OREO. Operating expenses and fair value write downs, net of net gain on sales totaled $1.3 million for the first nine months of 2016 compared to $92,000 for the first nine months of 2017.

●	Our ratio of non-performing assets to total assets, including accruing TDRs, decreased to 1.38% at September 30, 2017, compared with 2.26% at December 31, 2016, and 2.55% at September 30, 2016.

●

Non-interest income decreased $291,000 to $3.4 million for the first nine months of 2017, compared with $3.6 million for the first nine months of 2016. The decrease was driven primarily by reductions in OREO income of $451,000, partially offset by a $195,000 increase in service charges on deposits.

●

Non-interest expense decreased $2.7 million to $21.3 million for the first nine months of 2017 compared with $23.9 million for the first nine months of 2016, primarily due to a reduction in OREO expenses of approximately $1.2 million, a reduction of professional fees of $475,000, a reduction of litigation and loan collection expense of $454,000, and a reduction of FDIC insurance expense of $403,000.

●

Deposits increased 2.0% to $866.8 million at September 30, 2017, compared with $849.9 million at December 31, 2016. Noninterest-bearing demand deposits increased 7.6% from $124.4 million at December 31, 206 to $133.9 million at September 30, 2017. Certificate of deposit balances increased $938,000 during the first nine months of 2017 to $446.6 million at September 30, 2017, from $444.6 million at December 31, 2016. Money market deposits increased 10.1% at September 30, 2017 compared with December 31, 2016.

●

On June 30, 2017, the Company entered into a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds was retained by the lender in escrow to service quarterly interest payments. At September 30, 2017, the escrow account had a balance of $903,000.

Application of Critical Accounting Policies

We continually review our accounting policies and financial information disclosures. Our more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2016. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2017, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2017, compared with the same period of 2016:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)

Gross interest income	$9,446	$8,931	$515	5.8%
Gross interest expense	1,659	1,473	186	12.6
Net interest income	7,787	7,458	329	4.4
Provision (negative provision) for loan losses	—	(750)	750	100.0
Non-interest income	1,182	1,105	77	7.0
Non-interest expense	7,175	7,920	(745)	(9.4)
Net income before taxes	1,794	1,393	401	28.8
Income tax expense	—	—	—	—
Net income	1,794	1,393	401	28.8

Net income for the three months ended September 30, 2017 totaled $1.8 million, compared with $1.4 million for the comparable period of 2016. Net interest income increased $329,000 from the 2016 third quarter as a result of an increase in earning assets. Average earning assets increased from $864.3 million for the third quarter of 2016 to $907.7 for the third quarter of 2017. While net interest income increased, net interest margin decreased three basis points to 3.44% in the third quarter of 2017 compared with 3.47% for the comparable period of 2016. The decrease in margin between periods was due to an increase in the cost of interest bearing liabilities from 0.78% in the third quarter of 2016 to 0.85% in the third quarter of 2017.

The third quarter of 2016 benefited from a $750,000 negative loan loss provision. There was no loan loss provisioning in the third quarter of 2017. Non-interest income increased by $77,000 to $1.2 million from $1.1 million in the third quarter of 2016 primarily due to an increase in service charges in deposit accounts of $48,000. Non-interest expense decreased from $7.9 million in the third quarter of 2016 to $7.2 million in the third quarter of 2017 primarily due to decreased salaries and employee benefits expense of $262,000, a $211,000 decline in OREO expense, a $144,000 decline in loan collection and litigation expense, and a $142,000 decline in professional fees.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2017, compared with the same period of 2016:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)

Gross interest income	$27,805	$26,821	$984	3.7%
Gross interest expense	4,689	4,516	173	3.8
Net interest income	23,116	22,305	811	3.6
Provision (negative provision) for loan losses	—	(1,900)	1,900	100.0
Non-interest income	3,357	3,648	(291)	(8.0)
Non-interest expense	21,290	23,947	(2,657)	(11.1)
Net income before taxes	5,183	3,906	1,277	32.7
Income tax expense	—	21	(21)	(100.0)
Net income	5,183	3,885	1,298	33.4

Net income for the nine months ended September 30, 2017 totaled $5.2 million, compared with net income of $3.9 million for the comparable period of 2016. Net interest income increased $811,000 from the first nine months of 2016 as a result of an increase in earning assets and net interest margin. Net interest margin increased two basis points to 3.47% in the first nine months of 2017 compared with 3.45% in the first nine months of 2016. The increase in margin between periods was due to an increase in the yield on earning assets from 4.14% for the first nine months of 2016 to 4.17% for the first nine months of 2017, partially offset by an increase in the cost of interest bearing liabilities from 0.79% for the first nine months of 2016 to 0.81% for the first nine months of 2017. Average earning assets increased from $874.2 million for the first nine months of 2016 to $899.9 million for the first nine months of 2017.

The nine months ended September 30, 2016 benefited from a $1.9 million negative loan loss provision. There was no loan loss provisioning in the first nine months of 2017. Non-interest income decreased by $291,000 to $3.4 million from $3.6 million in the first nine months of 2016 primarily due to a decrease in OREO income of $451,000 and a $192,000 decrease in gains on sales of securities. This was partially offset by an increase in service charges on deposit accounts of $195,000 and an increase in bank card interchange fees of $76,000. Non-interest expense decreased from $23.9 million in the first nine months of 2016 to $21.3 million in the first nine months of 2017 primarily due to a decrease in OREO expense of $1.2 million, a $475,000 decline in professional fees, a $454,000 decline in litigation and loan collection expense, and a $403,000 decline in FDIC insurance.

Net Interest Income – Net interest income was $7.8 million for the three months ended September 30, 2017, an increase of $329,000, or 4.4%, compared with $7.5 million for the same period in 2016. Net interest spread and margin were 3.31% and 3.44%, respectively, for the third quarter of 2017, compared with 3.37% and 3.47%, respectively, for the third quarter of 2016. Net average non-accrual loans were $6.2 million and $11.0 million for the third quarters of 2017 and 2016, respectively.

Average loans receivable increased approximately $43.5 million for the third quarter of 2017 compared with the third quarter of 2016. This resulted in an increase in interest revenue volume of approximately $525,000 which was offset by a decrease in interest income driven by interest rate decreases aggregating $203,000 for the quarter ended September 30, 2017, compared with the third quarter of 2016. Interest foregone on non-accrual loans totaled $105,000 for the third quarter of 2017, compared with $180,000 for the third quarter of 2016.

Net interest margin decreased three basis points from our margin of 3.47% in the prior year third quarter to 3.44% for the third quarter of 2017. The yield on earning assets increased one basis point and rates paid on interest-bearing liabilities increased seven basis point from the third quarter of 2016.

Net interest income was $23.1 million for the nine months ended September 30, 2017, an increase of $811,000, or 3.6%, compared with $22.3 million for the same period in 2016. Net interest spread and margin were 3.36% and 3.47%, respectively, for the first nine months of 2017, compared with 3.35% and 3.45%, respectively, for the first nine months of 2016. Net average non-accrual loans were $7.5 million and $12.0 million for the first nine months of 2017 and 2016, respectively. Cost of interest-bearing liabilities was 0.81% for the first nine months of 2017 compared to 0.79% for the first nine months of 2016.

Average loans receivable increased approximately $36.2 million for the nine months ended September 30, 2017 compared with the first nine months of 2016. This resulted in an increase in interest revenue volume of approximately $1.3 million, which was offset by a decrease in interest income driven by interest rate decreases aggregating $852,000 for the nine months ended September 30, 2017 compared with the prior year period. Interest foregone on non-accrual loans totaled $368,000 for the nine months ended September 30, 2017, compared with $576,000 for the nine months ended September 30, 2016.

Net interest margin increased two basis points to 3.47% for the first nine months of 2017 from our margin of 3.45% in the first nine months of 2016. The yield on earning assets increased three basis points for the first nine months of 2017 from the first nine months of 2016, compared with an increase of two basis points in rates paid on interest-bearing liabilities.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)

Interest-earning assets:
Loan receivables (1)(2)	$669,592	$8,021	4.75%	$626,095	$7,699	4.89%
Securities
Taxable	174,776	1,088	2.47	160,130	956	2.38
Tax-exempt (3)	19,547	143	4.47	20,779	153	4.51
FHLB stock	7,323	95	5.15	7,323	72	3.91
Federal funds sold and other	36,485	99	1.08	49,980	51	0.41
Total interest-earning assets	907,723	9,446	4.16%	864,307	8,931	4.15%
Less: Allowance for loan losses	(8,964)			(10,135)
Non-interest earning assets	52,928			63,453
Total assets	$951,687			$917,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$451,948	$1,059	0.93%	$455,840	$1,009	0.88%
NOW and money market deposits	253,699	250	0.39	231,601	238	0.41
Savings accounts	35,904	15	0.17	33,874	15	0.18
FHLB advances	2,350	13	2.19	2,672	17	2.53
Junior subordinated debentures	23,696	225	3.77	24,598	194	3.14
Senior debt	10,000	97	3.85	—	—	—
Total interest-bearing liabilities	777,597	1,659	0.85%	748,585	1,473	0.78%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	129,072			118,611
Other liabilities	5,859			8,259
Total liabilities	912,528			875,455
Stockholders’ equity	39,159			42,170
Total liabilities and stockholders’ equity	$951,687			$917,625

Net interest income		$7,787			$7,458

Net interest spread			3.31%			3.37%
Net interest margin			3.44%			3.47%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $6.2 million and $11.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

The following table presents the average balance sheets for the nine month periods ended September 30, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$657,980	$23,493	4.77%	$621,824	$23,036	4.95%
Securities
Taxable	175,838	3,370	2.56	161,232	2,895	2.40
Tax-exempt (3)	19,805	432	4.49	21,355	475	4.57
FHLB stock	7,323	264	4.82	7,323	219	3.99
Federal funds sold and other	38,913	246	0.85	62,451	196	0.42
Total interest-earning assets	899,859	27,805	4.17%	874,185	26,821	4.14%
Less: Allowance for loan losses	(8,950)			(11,138)
Non-interest earning assets	52,904			67,241
Total assets	$943,813			$930,288

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$458,732	$3,149	0.92%	$471,530	$3,108	0.88%
NOW and money market deposits	244,521	683	0.37	231,213	696	0.40
Savings accounts	35,650	45	0.17	34,460	46	0.18
FHLB advances	6,594	64	1.30	2,827	54	2.55
Junior subordinated debentures	23,920	651	3.64	24,822	612	3.29
Senior debt	3,407	97	3.81	—	—	—
Total interest-bearing liabilities	772,824	4,689	0.81%	764,852	4,516	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	125,932			117,377
Other liabilities	8,401			9,735
Total liabilities	907,157			891,964
Stockholders’ equity	36,656			38,324
Total liabilities and stockholders’ equity	$943,813			$930,288

Net interest income		$23,116			$22,305

Net interest spread			3.36%			3.35%

Net interest margin			3.47%			3.45%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $7.5 million and $12.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate.

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

	Three Months Ended September 30, 2017 vs. 2016			Nine Months Ended September 30, 2017 vs. 2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(203)	$525	$322	$(852)	$1,309	$457
Securities	38	84	122	184	248	432
FHLB stock	23	—	23	45	—	45
Federal funds sold and other	65	(17)	48	144	(94)	50
Total increase (decrease) in interest income	(77)	592	515	(479)	1,463	984

Interest-bearing liabilities:
Certificates of deposit and other time deposits	59	(9)	50	127	(86)	41
NOW and money market accounts	(10)	22	12	(52)	39	(13)
Savings accounts	(1)	1	—	(3)	2	(1)
FHLB advances	(2)	(2)	(4)	(37)	47	10
Junior subordinated debentures	38	(7)	31	62	(23)	39
Senior debt	—	97	97	—	97	97
Total increase (decrease) in interest expense	84	102	186	97	76	173
Increase (decrease) in net interest income	$(161)	$490	$329	$(576)	$1,387	$811

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Service charges on deposit accounts	$568	$520	$1,617	$1,422
Bank card interchange fees	245	214	713	637
Other real estate owned rental income	—	46	—	451
Bank owned life insurance income	103	101	309	316
Net gain (loss) on sales and calls of securities	—	(16)	(5)	187
Other	266	240	723	635
Total non-interest income	$1,182	$1,105	$3,357	$3,648

Non-interest income for the third quarter of 2017 increased by $77,000, or 7.0%, compared with the third quarter of 2016. The increase in non-interest income was primarily driven by an increase in service charges on deposit accounts of $48,000 as well as an increase in bank card interchange fees of $31,000. For the nine months ended September 30, 2017, non-interest income decreased by $291,000, or 8.0% to $3.4 million compared with $3.6 million for the same period of 2016. The decrease in non-interest income between the nine-month comparative periods was primarily due to a $451,000 decrease in OREO rental income and a $192,000 decrease in gains on sales of securities. This was partially offset by an increase in service charges on deposit accounts of $195,000 and bank card interchange fees of $76,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Salary and employee benefits	$3,683	$3,945	$11,433	$11,624
Occupancy and equipment	836	842	2,501	2,504
Professional fees	232	374	776	1,251
Marketing expense	364	289	880	706
FDIC insurance	356	442	1,055	1,458
Data processing expense	321	295	931	887
State franchise and deposit tax	225	255	675	765
Other real estate owned expense	111	322	92	1,284
Litigation and loan collection expense	78	222	121	575
Other	969	934	2,826	2,893
Total non-interest expense	$7,175	$7,920	$21,290	$23,947

Non-interest expense for the third quarter ended September 30, 2017 decreased $745,000, or 9.4%, compared with the third quarter of 2016. This decrease was primarily due to a decrease in salary and employee benefits expense of $262,000, a $211,000 decrease in OREO expense as the OREO portfolio was significantly reduced, a $144,000 decline in loan collection and litigation expenses, and a $142,000 decline in professional fees. For the nine months ended September 30, 2017, non-interest expense decreased $2.7 million, or 11.1% to $21.3 million compared with $23.9 million for the first nine months of 2016. The decreases in non-interest expense for the nine months ended September 30, 2017 were primarily attributable to decreased OREO expenses of $1.2 million due to the smaller OREO portfolio. The improvement was also attributable to a reduction in professional fees of $475,000, a decrease of $454,000 in litigation and loan collection expense, and a reduction in FDIC insurance of $403,000.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 35% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)

Federal statutory rate times financial statement income	$628	$487	$1,814	$1,367
Effect of:
Valuation allowance	(551)	(465)	(1,488)	(1,197)
Tax-exempt income	(50)	(52)	(147)	(161)
Non-taxable life insurance income	(36)	(35)	(108)	(110)
Restricted stock vesting	—	—	(98)	—
Other, net	9	65	27	122
Total	$—	$—	$—	$21

Analysis of Financial Condition

Total assets increased $17.8 million, or 1.9%, to $963.0 million at September 30, 2017, from $945.2 million at December 31, 2016. This increase was primarily attributable to an increase in net loans of $43.3 million offset by a decrease in interest bearing deposits in banks of $19.1 million and a decrease in available for sale securities of $3.0 million.

Deferred Tax Asset Valuation Allowance – The Company has a net deferred tax asset of $51.9 million subject to a full valuation allowance at September 30, 2017. Our ability to utilize deferred tax assets depends upon generating sufficient future levels of taxable income. The determination to restore a deferred tax asset and eliminate a valuation allowance depends upon the evaluation of both positive and negative evidence regarding the likelihood of achieving sufficient future taxable income levels. A key element of the evaluation is the achievement of pre-tax net income rather than pre-tax net loss on a cumulative basis for the trailing three-year period. At September 30, 2017, our trailing three-year cumulative pre-tax net loss had declined to $762,000. We continue to monitor and evaluate the positive and negative evidence and will reverse the valuation allowance when we determine it is more-likely-than-not the asset will be utilized to reduce future taxes payable related to the future taxable income of the Company.

Loans Receivable – Loans receivable increased $43.3 million, or 6.8%, during the nine months ended September 30, 2017 to $682.5 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $43.8 million, or 12.3% during the first nine months of 2017 and comprised 58.4% of the loan portfolio at September 30, 2017.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type.

	As of September 30,		As of December 31,
	2017		2016
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$107,616	15.77%	$97,761	15.29%
Commercial Real Estate
Construction	44,956	6.59	36,330	5.68
Farmland	88,370	12.95	71,507	11.19
Nonfarm nonresidential	157,956	23.14	149,546	23.39
Residential Real Estate
Multi-family	55,684	8.16	48,197	7.54
1-4 Family	173,213	25.38	188,092	29.42
Consumer	8,474	1.24	9,818	1.54
Agriculture	45,675	6.69	37,508	5.87
Other	567	0.08	477	0.08
Total loans	$682,511	100.00%	$639,236	100.00%

There are no foreign loans in our portfolio. Except for commercial real estate, 1-4 family residential real estate, and loans for retail facilities (included in nonfarm nonresidential commercial real estate below), there is no concentration of loans in any industry exceeding 10% of total loans.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2017		December 31, 2016
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$633,203	92.8%	$586,430	91.7%
Watch	35,167	5.1	30,431	4.8
Special Mention	598	0.1	497	0.1
Substandard	13,543	2.0	21,878	3.4
Doubtful	—	—	—	—
Total	$682,511	100.0%	$639,236	100.0%

Our loans receivable have increased $43.3 million, or 6.8%, during the nine months ended September 30, 2017. The pass loan category increased approximately $46.8 million, the watch category increased approximately $4.7 million, the special mention category increased approximately $101,000, and the substandard category declined approximately $8.3 million. The $8.3 million decrease in loans classified as substandard was primarily driven by $5.8 million in principal payments received, $4.5 million in loans upgraded from substandard, $623,000 in charge-offs, and $270,000 in loans moved to OREO, offset by $2.8 million in loans moved to substandard during the first nine months of 2017.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2017	December 31, 2016
	(in thousands)
Past Due Loans:
30-59 Days	$872	$2,302
60-89 Days	612	315
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,484	2,617

Nonaccrual Loans	5,769	9,216
Total Past Due and Nonaccrual Loans	$7,253	$11,833

During the nine months ended September 30, 2017, nonaccrual loans decreased by $3.4 million to $5.8 million. This decrease was due primarily to $4.5 million in paydowns and $528,000 in charge-offs, offset by $2.0 million in loans placed on nonaccrual status. During the nine months ended September 30, 2017, loans past due 30-59 days decreased from $2.3 million at December 31, 2016 to $872,000 at September 30, 2017. Loans past due 60-89 days increased from $315,000 at December 31, 2016 to $612,000 at September 30, 2017. This represents a $1.1 million decrease from December 31, 2016 to September 30, 2017, in loans past due 30-89 days. We considered this trend in delinquency levels during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure, and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$—
Loans on nonaccrual status	5,769	9,216
Total non-performing loans	5,769	9,216
Real estate acquired through foreclosure	6,330	6,821
Other repossessed assets	—	—
Total non-performing assets	$12,099	$16,037

Non-performing loans to total loans	0.85%	1.44%
Non-performing assets to total assets	1.26%	1.70%
Allowance for non-performing loans	$288	$241
Allowance for non-performing loans to non-performing loans	4.99%	2.62%

Nonperforming loans at September 30, 2017, were $5.8 million, or 0.85% of total loans, compared with $9.2 million, or 1.44% of total loans at December 31, 2016, and $10.1 million, or 1.62% of total loans at September 30, 2016. Net loan recoveries for the first nine months of 2017 totaled $10,000 compared to net charge-offs of $652,000 for the first nine months of 2016.

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

At September 30, 2017, we had six restructured loans totaling $3.2 million with borrowers who experienced deterioration in financial condition compared with nine loans totaling $8.7 million at December 31, 2016. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. Two of these loans totaling approximately $1.9 million had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. Restructured loans also include $467,000 of commercial loans. At September 30, 2017, $1.2 million of our restructured loans were accruing and $1.9 million were on nonaccrual compared with $5.4 million and $3.3 million, respectively, at December 31, 2016.

There were no new TDRs during the first nine months of 2017 or 2016. During the nine months ended September 30, 2017, TDRs were reduced as a result of $1.5 million in payments. In addition, the TDR classification was removed in the first quarter of 2017 from two loans that met the requirements as discussed above. These loans totaled $4.1 million at December 31, 2016. These loans are no longer evaluated individually for impairment. See “Note 3 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	September 30, 2017	December 31, 2016
	(dollars in thousands)

Total non-performing loans	$5,769	$9,216
TDRs on accrual	1,226	5,350
Total non-performing loans and TDRs on accrual	$6,995	$14,566
Real estate acquired through foreclosure	6,330	6,821
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$13,325	$21,387

Total non-performing loans and TDRs on accrual to total loans	1.02%	2.28%
Total non-performing assets and TDRs on accrual to total assets	1.38%	2.26%

Allowance for Loan Losses – The allowance for loan losses is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses.

Management has established loan grading procedures that result in specific allowance allocations for any estimated inherent risk of loss. For loans not individually evaluated, a general allowance allocation is computed using factors developed over time based on actual loss experience. Prior to June 30, 2017, the look-back period for historical losses was 12 quarters, weighted 40% for the most recent eight quarters and 20% for previous four-quarter period. Effective June 30, 2017, the Company extended the look-back period to 16 quarters on a prospective basis, weighted 40% to the most recent four quarters, and then declining one-tenth for each of the remaining annual periods. Management determined the four-year look-back period was appropriate as the four-year period more appropriately correlates to the period in which the current portfolio was underwritten and originated. The specific and general allocations plus consideration of qualitative factors represent management’s estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine-month periods ended September 30, 2017 and 2016, and for the year ended December 31, 2016 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2017	2016	2017	2016	2016
	(in thousands)
Balance at beginning of period	$8,885	$10,104	$8,967	$12,041	$12,041

Loans charged-off:
Real estate	57	363	570	1,658	2,157
Commercial	5	15	5	276	276
Consumer	5	21	30	56	178
Agriculture	—	5	95	13	18
Other	—	1	—	79	—
Total charge-offs	67	405	700	2,082	2,629

Recoveries
Real estate	112	381	561	894	1,189
Commercial	3	102	44	169	334
Consumer	25	23	69	216	368
Agriculture	16	1	25	86	114
Other	3	33	11	65	—
Total recoveries	159	540	710	1,430	2,005
Net charge-offs (recoveries)	(92)	(135)	(10)	652	624
Provision (negative provision) for loan losses	—	(750)	—	(1,900)	(2,450)
Balance at end of period	$8,977	$9,489	$8,977	$9,489	$8,967

Allowance for loan losses to period-end loans	1.32%	1.53%	1.32%	1.53%	1.40%
Net charge-offs (recoveries) to average loans	(0.05)%	(0.09)%	0.00%	0.14%	0.10%
Allowance for loan losses to non-performing loans	155.61%	93.96%	155.61%	93.96%	97.30%

Allowance for loan losses for loans individually evaluated for impairment	$425	$339	$425	$339	$399
Loans individually evaluated for impairment	7,509	16,214	7,509	16,214	15,131
Allowance for loan losses to loans individually evaluated for impairment	5.66%	2.09%	5.66%	2.09%	2.64%

Allowance for loan losses for loans collectively evaluated for impairment	$8,552	$9,150	$8,552	$9,150	$8,568
Loans collectively evaluated for impairment	675,002	605,483	675,002	605,483	624,105
Allowance for loan losses to loans collectively evaluated for impairment	1.27%	1.51%	1.27%	1.51%	1.37%

Our loan loss reserve, as a percentage of total loans at September 30, 2017, decreased to 1.32% from 1.40% at December 31, 2016 and from 1.53% at September 30, 2016. The change in our loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio, historical loss experience, qualitative factors, fewer loans migrating downward in risk grade classifications and improved charge-off levels. Our allowance for loan losses to non-performing loans was 155.61% at September 30, 2017, compared with 97.30% at December 31, 2016, and 93.96% at September 30, 2016. Net recoveries for the first nine months of 2017 totaled $10,000 compared to net charge-offs of $652,000 for the first nine months of 2016.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
	(in thousands)
Commercial	$(39)	$(58)	$(27)
Commercial Real Estate	(335)	(339)	1,225
Residential Real Estate	344	1,307	1,487
Consumer	(39)	(200)	37
Agriculture	70	(96)	110
Other	(11)	10	(9)
Total net charge-offs (recoveries)	$(10)	$624	$2,823

The majority of our nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. We have assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Our allowance for non-performing loans to non-performing loans was 4.99% at September 30, 2017 compared with 2.62% at December 31, 2016, and 2.88% at September 30, 2016. The increase in this ratio from December 31, 2016 to September 30, 2017 was primarily attributable to an allocated allowance for an individually evaluated loan.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$4,849	$5,041	$10,985	$10,439
Prior charge-offs	(2,100)	(949)	(5,131)	(1,818)

Recorded investment	2,749	4,092	5,854	8,621
Allocated allowance	(26)	(386)	(35)	(350)

Recorded investment, less allocated allowance	$2,723	$3,706	$5,819	$8,271

Recorded investment, less allocated allowance/ Unpaid principal balance	56.16%	73.52%	52.97%	79.23%

Based on prior charge-offs, our current recorded investment in the commercial real estate and residential real estate segments is significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 56.16% and 73.52% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2017.

The following table illustrates recent trends in loans collectively evaluated for impairment and the related allowance for loan losses by portfolio segment (dollars in thousands):

	September 30, 2017			December 31, 2016
	Loans	Allowance	% to Total	Loans	Allowance	% to Total

Commercial	$107,008	$900	0.84%	$97,166	$462	0.48%
Commercial real estate	288,533	4,412	1.53	251,529	4,859	1.93
Residential real estate	224,805	2,830	1.26	227,668	3,076	1.35
Consumer	8,474	42	0.50	9,817	8	0.08
Agriculture	45,615	366	0.80	37,448	161	0.43
Other	567	2	0.35	477	2	0.42
Total	$675,002	$8,552	1.27%	$624,105	$8,568	1.37%

Our allowance for loan losses for loans collectively evaluated for impairment declined to 1.27% at September 30, 2017 from 1.51% at September 30, 2016 and 1.37% at December 31, 2016. This decline was driven primarily by declining historical loss trends and an improving loan risk category classification mix and volume which are key factors for estimating general reserves. Other factors include the consideration of growth, composition and diversification of our loan portfolio, current delinquency levels, the results of recent regulatory communications and general economic conditions.

Provision for Loan Losses – No provision for loan losses was recorded for the first nine months of 2017, compared to a negative provision for loan losses of $1.9 million for the first nine months of 2016. No provision expense was recorded for the first nine months of 2017 due to declining historical loss rates, improvements in asset quality, growth in the portfolio, and management’s assessment of risk within the portfolio. Since December 31, 2016, the pass category increased approximately $46.8 million, the watch category increased approximately $4.7 million, the special mention category increased approximately $101,000, and the substandard category declined approximately $8.3 million. Net recoveries were $10,000 for the nine months ended September 30, 2017, compared with net charge-offs of $652,000 for the nine months ended September 30, 2016. We consider the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2017 were $6.3 million compared with $6.8 million at December 31, 2016. See “Note 4 - Other Real Estate Owned,” of the notes to the financial statements. During the first nine months of 2017, we acquired $270,000 of OREO properties, and sold properties totaling approximately $738,000. We value foreclosed properties at fair value less estimated costs to sell when acquired and expect to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $92,000 for the nine months ended September 30, 2017, compared to net expenses of $1.3 million in the same period of 2016. During the nine months ended September 30, 2017, fair value write-downs of $98,000 were recorded to reflect declines in fair value driven by reductions in listing prices and new appraisals compared with $970,000 for the nine months ended September 30, 2016.

Liabilities – Total liabilities at September 30, 2017 were $922.9 million compared with $912.4 million at December 31, 2016, an increase of $10.5 million, or 1.1%. This increase was primarily attributable to an increase in total deposits of $16.9 million and the issuance of $10.0 million in senior debt, offset by a decrease in FHLB advances of $5.6 million and a decrease in accrued interest payable and other liabilities of $10.2 million due to payment of a litigation settlement.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$125,932		$119,736
Interest checking	102,744	0.13%	96,294	0.13%
Money market	141,777	0.55	136,423	0.58
Savings	35,650	0.17	34,257	0.18
Certificates of deposit	458,732	0.92	466,007	0.88
Total deposits	$864,835	0.60%	$852,717	0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2017		2016
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$425,828	0.91%	$437,955	0.88%
$250,000 or more	32,904	0.99%	28,052	0.97%
Total	$458,732	0.92%	$466,007	0.88%

The following table shows at September 30, 2017 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$5,227
Three months through six months	5,264
Six months through twelve months	3,026
Over twelve months	19,567
Total	$33,084

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

We also borrow from the FHLB to supplement our funding requirements. At September 30, 2017, we had an unused borrowing capacity with the FHLB of $74.8 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

We also have available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes our sources of liquidity are adequate to meet expected cash needs for the foreseeable future. However, the availability of these lines could be affected by our financial position.

Historically, we have also utilized brokered and wholesale deposits to supplement our funding strategy. At September 30, 2017, we had no brokered deposits.

Capital

Stockholders’ equity increased $7.3 million to $40.1 million at September 30, 2017, compared with $32.7 million at December 31, 2016 primarily due to current year net income of $5.1 million and an increase in the fair value of our available for sale securities portfolio of $1.9 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated. Regulatory minimums and well-capitalized minimums are prompt corrective action standards.

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2017	December 31, 2016

Tier 1 Capital	6.0%	8.0%	9.66%	8.28%
Common equity Tier 1 capital	4.5	6.5	9.66	8.28
Total risk-based capital	8.0	10.0	11.10	9.88
Tier 1 leverage ratio	4.0	5.0	7.73	6.24

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates sustained for one year, our base net interest income would increase by an estimated 0.11% at September 30, 2017, compared with a decrease of 2.5% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy. Given a 200 basis point increase in interest rates sustained for one year, base net interest income would increase by an estimated 0.10% at September 30, 2017, compared with a decrease of 5.1% at December 31, 2016, and is within the risk tolerance parameters of our risk management policy.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2017, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$30	0.10%
+ 100 basis points	35	0.11
- 100 basis points	(1,290)	(4.16)
- 200 basis points	(2,184)	(7.03)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to claims and lawsuits that arise primarily in the ordinary course of business.  Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Footnote 13, “Off Balance Sheet Risks, Commitments, and Contingent Liabilities” in the Notes to our consolidated financial statements for additional detail regarding our involvement in legal proceedings.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

November 2, 2017	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 2, 2017	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer