Form 10-Q
period 2018-03-31
Porter Bancorp, Inc.
filed 2018-05-03
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

6,189,864 Common Shares and 1,220,000 Non-Voting Common Shares, no par value, were outstanding at April 30, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Porter Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2018 and December 31, 2017

Unaudited Consolidated Statements of Income for the three months ended March 31, 2018 and 2017

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2018

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017

Notes to Unaudited Consolidated Financial Statements

PORTER BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$7,610	$8,137
Interest bearing deposits in banks	30,073	25,966
Cash and cash equivalents	37,683	34,103
Securities available for sale	160,812	152,720
Loans held for sale	—	70
Loans, net of allowance of $8,526 and $8,202, respectively	720,906	703,913
Premises and equipment, net	16,789	16,789
Other real estate owned	4,385	4,409
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	15,323	15,229
Deferred taxes, net	30,997	31,313
Accrued interest receivable and other assets	5,886	4,932
Total assets	$1,000,104	$970,801

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$135,984	$137,386
Interest bearing	710,927	709,638
Total deposits	846,911	847,024
Federal Home Loan Bank advances	26,752	11,797
Accrued interest payable and other liabilities	5,186	6,057
Subordinated capital note	2,025	2,250
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	911,874	898,128
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Preferred stock, no par
Series E - 6,198 issued and outstanding; Liquidation preference of $6.2 million	1,644	1,644
Series F - 4,304 issued and outstanding; Liquidation preference of $4.3 million	1,127	1,127
Total preferred stockholders’ equity	2,771	2,771
Common stock, no par, 39,000,000 shares authorized, 6,189,864 and 6,039,864 voting, and 1,220,000 and 220,000 non-voting issued and outstanding, respectively	140,639	125,729
Additional paid-in capital	24,561	24,497
Retained deficit	(73,061)	(75,108)
Accumulated other comprehensive loss	(6,680)	(5,216)
Total common stockholders’ equity	85,459	69,902
Total stockholders' equity	88,230	72,673
Total liabilities and stockholders’ equity	$1,000,104	$970,801

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income
Loans, including fees	$8,790	$7,829
Taxable securities	943	1,114
Tax exempt securities	96	145
Federal funds sold and other	186	137
	10,015	9,225
Interest expense
Deposits	1,344	1,244
Federal Home Loan Bank advances	156	31
Senior debt	96	—
Junior subordinated debentures	211	175
Subordinated capital note	27	34
	1,834	1,484

Net interest income	8,181	7,741
Provision for loan losses	—	—
Net interest income after provision for loan losses	8,181	7,741

Non-interest income
Service charges on deposit accounts	568	501
Bank card interchange fees	401	337
Income from bank owned life insurance	99	102
Other	183	252
	1,251	1,192
Non-interest expense
Salaries and employee benefits	3,788	3,947
Occupancy and equipment	895	821
Professional fees	205	303
Marketing expense	300	254
FDIC insurance	182	342
Data processing expense	324	292
State franchise and deposit tax	282	225
Deposit account related expense	219	205
Other real estate owned expense	82	(16)
Litigation and loan collection expense	53	3
Other	839	877
	7,169	7,253
Income before income taxes	2,263	1,680
Income tax expense	329	—
Net income	1,934	1,680
Less:
Earnings allocated to participating securities	34	44
Net income available to common shareholders	$1,900	$1,636
Basic and diluted income per common share	$0.31	$0.27

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$1,934	$1,680
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain arising during the period	(1,711)	1,005
Amortization during period of net unrealized loss transferred to held to maturity	—	33
Net unrealized gain (loss) recognized in comprehensive income	(1,711)	1,038
Tax effect	360	—
Other comprehensive income (loss)	(1,351)	1,038

Comprehensive income	$583	$2,718

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Stock-based compensation expense	—	—	—	—	—	—	—	—	64	—	—	64
Net income	—	—	—	—	—	—	—	—	—	1,934	—	1,934
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Balances, March 31, 2018	6,198	4,304	6,189,864	1,220,000	7,409,864	$1,644	$1,127	$140,639	$24,561	$(73,061)	$(6,680)	$88,230

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2018 and 2017

(dollars in thousands)

	2018	2017
Cash flows from operating activities
Net income	$1,934	$1,680
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	295	374
Net amortization on securities	249	312
Stock-based compensation expense	64	54
Deferred taxes, net	675	—
Proceeds from sales of loans held for sale	71	—
Net gain on sale of loans	(1)	—
Net loss (gain) on sales of other real estate owned	4	(38)
Net write-down of other real estate owned	60	—
Earnings on bank owned life insurance, net of premium expense	(94)	(97)
Net change in accrued interest receivable and other assets	(954)	1,973
Net change in accrued interest payable and other liabilities	(871)	(11,003)
Net cash from operating activities	1,432	(6,745)

Cash flows from investing activities
Purchases of available for sale securities	(13,667)	(7,670)
Maturities and prepayments of available for sale securities	3,615	5,251
Proceeds from sale of other real estate owned	70	388
Loan originations and payments, net	(17,191)	(25,096)
Purchases of premises and equipment, net	(206)	(67)
Net cash from investing activities	(27,379)	(27,194)

Cash flows from financing activities
Net change in deposits	(113)	10,778
Repayment of Federal Home Loan Bank advances	(35,045)	(15,145)
Advances from Federal Home Loan Bank	50,000	10,000
Repayment of subordinated capital note	(225)	(225)
Issuance of common stock	14,910	—
Net cash from financing activities	29,527	5,408
Net change in cash and cash equivalents	3,580	(28,531)
Beginning cash and cash equivalents	34,103	66,316
Ending cash and cash equivalents	$37,683	$37,785

Supplemental cash flow information:
Interest paid	$1,558	$1,316
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$110	$100

See accompanying notes to unaudited consolidated financial statements.

PORTER BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include Porter Bancorp, Inc. (Company) and its subsidiary, Limestone Bank (Bank). The Company owns a 100% interest in the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented in non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, bank card interchange income, and the sale of OREO. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance became effective for the Company on January 1, 2018. The impact of adopting this new guidance did not have a material impact on the consolidated financial statements, but did result in additional disclosures, which have been incorporated into “Note 14 – Revenue from Contracts with Customers.”

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update became effective for the Company on January 1, 2018. The impact of adopting the new guidance did not have a material impact on the consolidated financial statements, but did require additional disclosures. The additional disclosures have been incorporated into “Note 8 – Fair Value Measurements.”

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

In February 2018, the FASB issued ASU No. 2018-02, –Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Other Comprehensive Income. The final standard allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited to amounts in AOCI that are affected by the tax reform law. This includes remeasuring deferred tax assets and liabilities related to items presented in AOCI at the newly enacted tax rate and on other income tax effects of items remaining in AOCI. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods during 2018. Early adoption is permitted. The Company adopted the standard on January 1, 2018 and adoption did not have a material impact on the consolidated financial statements as it resulted in a $113,000 entry between AOCI and retained deficit.

Note 2 – Securities

Securities are classified as available for sale (AFS). AFS securities may be sold if needed for liquidity, asset liability management, or other reasons. AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2018
Available for sale
U.S. Government and federal agency	$23,286	$—	$(710)	$22,576
Agency mortgage-backed: residential	74,714	98	(2,074)	72,738
Collateralized loan obligations	25,260	32	(5)	25,287
State and municipal	33,215	298	(243)	33,270
Corporate bonds	6,852	89	—	6,941
Total available for sale	$163,327	$517	$(3,032)	$160,812

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$22,105	$2	$(483)	$21,624
Agency mortgage-backed: residential	65,935	117	(1,087)	64,965
Collateralized loan obligations	25,343	182	(20)	25,505
State and municipal	33,303	508	(101)	33,710
Corporate bonds	6,838	78	—	6,916
Total available for sale	$153,524	$887	$(1,691)	$152,720

There were no sales of securities during the three months ended March 31, 2018 or 2017.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	March 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$24,197	$24,269
One to five years	34,932	34,954
Five to ten years	29,484	28,851
Agency mortgage-backed: residential	74,714	72,738
Total	$163,327	$160,812

Securities pledged at March 31, 2018 and December 31, 2017 had carrying values of approximately $57.8 million and $76.8 million, respectively, and were pledged to secure public deposits.

At March 31, 2018 and December 31, 2017, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.4 million. At March 31, 2018 and December 31, 2017, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2018, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2018
Available for sale
U.S. Government and federal agency	$7,091	$(226)	$13,480	$(484)	$20,571	$(710)
Agency mortgage-backed: residential	38,539	(773)	25,698	(1,301)	64,237	(2,074)
Collateralized loan obligations	12,160	(5)	—	—	12,160	(5)
State and municipal	13,415	(243)	—	—	13,415	(243)
Total temporarily impaired	$71,205	$(1,247)	$39,178	$(1,785)	$110,383	$(3,032)

December 31, 2017
Available for sale
U.S. Government and federal agency	$5,788	$(97)	$14,121	$(386)	$19,909	$(483)
Agency mortgage-backed: residential	21,104	(172)	27,158	(915)	48,262	(1,087)
Collateralized loan obligations	6,038	(20)	—	—	6,038	(20)
State and municipal	7,492	(101)	—	—	7,492	(101)
Total temporarily impaired	$40,422	$(390)	$41,279	$(1,301)	$81,701	$(1,691)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Commercial	$119,602	$113,771
Commercial Real Estate:
Construction	68,315	57,342
Farmland	85,662	88,320
Nonfarm nonresidential	154,384	156,724
Residential Real Estate:
Multi-family	55,218	56,588
1-4 Family	177,454	179,222
Consumer	28,210	18,439
Agriculture	40,044	41,154
Other	543	555
Subtotal	729,432	712,115
Less: Allowance for loan losses	(8,526)	(8,202)
Loans, net	$720,906	$703,913

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	(55)	63	(116)	13	95	–	–
Loans charged off	–	(1)	(19)	(27)	–	–	(47)
Recoveries	240	18	68	34	11	–	371
Ending balance	$1,077	$4,112	$2,833	$84	$419	$1	$8,526

March 31, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	334	(866)	394	4	138	(4)	–
Loans charged off	–	(27)	(294)	(5)	–	–	(326)
Recoveries	5	241	43	25	7	4	325
Ending balance	$814	$4,242	$3,569	$32	$307	$2	$8,966

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$–	$269	$–	$–	$–	$282
Collectively evaluated for impairment	1,064	4,112	2,564	84	419	1	8,244
Total ending allowance balance	$1,077	$4,112	$2,833	$84	$419	$1	$8,526

Loans:
Loans individually evaluated for impairment	$119	$1,963	$3,692	$1	$–	$–	$5,775
Loans collectively evaluated for impairment	119,483	306,398	228,980	28,209	40,044	543	723,657
Total ending loans balance	$119,602	$308,361	$232,672	$28,210	$40,044	$543	$729,432

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

	As of March 31, 2018			Three Months Ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$35	$19	$—	$253	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	3,298	1,684	—	1,872	198	198
Nonfarm nonresidential	750	279	—	427	5	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	3,609	2,224	—	2,505	8	8
Consumer	9	1	—	1	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	7,701	4,207	—	5,058	211	206

With An Allowance Recorded:
Commercial	100	100	13	100	2	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,564	1,468	269	1,316	16	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,664	1,568	282	1,416	18	—
Total	$9,365	$5,775	$282	$6,474	$229	$206

	As of December 31, 2017			Three Months Ended March 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$703	$487	$—	$494	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	3,687	2,059	—	3,264	206	206
Nonfarm nonresidential	1,047	576	—	1,192	32	30
Residential real estate:
Multi-family	—	—	—	2,050	—	—
1-4 Family	4,293	2,787	—	2,938	8	8
Consumer	9	1	—	4	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	9,739	5,910	—	9,942	246	244
With An Allowance Recorded:
Commercial	100	100	13	100	2	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	588	—	—
Nonfarm nonresidential	—	—	—	301	4	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,163	1,163	206	1,519	17	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	60	—	—
Other	—	—	—	—	—	—
Subtotal	1,263	1,263	219	2,568	23	—
Total	$11,002	$7,173	$219	$12,510	$269	$244

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2018 and December 31, 2017:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2018
Commercial Real Estate:
Farmland
Principal deferral	$—	$1,362	$1,362
Nonfarm nonresidential
Rate reduction	192	—	192
Residential Real Estate:
1-4 Family
Rate reduction	730	—	730
Total TDRs	$922	$1,362	$2,284

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,362	1,362
Nonfarm nonresidential
Rate reduction	483	—	483
Residential Real Estate:
1-4 Family
Rate reduction	734	—	734
Total TDRs	$1,217	$1,829	$3,046

At March 31, 2018 and December 31, 2017, 40% of the Company’s TDRs were performing according to their modified terms. The Company allocated $114,000 and $122,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2018, and December 31, 2017, respectively. The Company has committed to lend no additional amounts as of March 31, 2018 and December 31, 2017 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three months ended March 31, 2018 or March 31, 2017. During the first three months of 2018 and 2017, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2018, and December 31, 2017:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(in thousands)

Commercial	$19	$487	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	1,684	2,059	—	—
Nonfarm nonresidential	87	93	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	2,579	2,817	—	—
Consumer	1	1	—	1
Agriculture	—	—	—	—
Other	—	—	—	—
Total	$4,370	$5,457	$—	$1

The following table presents the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2018
Commercial	$—	$—	$—	$19	$19
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	4,479	—	—	1,684	6,163
Nonfarm nonresidential	551	—	—	87	638
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	897	167	—	2,579	3,643
Consumer	9	—	—	1	10
Agriculture	466	305	—	—	771
Other	—	—	—	—	—
Total	$6,402	$472	$—	$4,370	$11,244

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2017
Commercial	$—	$—	$—	$487	$487
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	593	—	—	2,059	2,652
Nonfarm nonresidential	—	—	—	93	93
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	850	126	—	2,817	3,793
Consumer	30	45	1	1	77
Agriculture	5	—	—	—	5
Other	—	—	—	—	—
Total	$1,478	$171	$1	$5,457	$7,107

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

Substandard – Loans classified as substandard are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that the Bank will sustain some losses if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2018, and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2018
Commercial	$119,276	$122	$—	$204	$—	$119,602
Commercial Real Estate:
Construction	68,315	—	—	—	—	68,315
Farmland	74,815	2,702	—	8,145	—	85,662
Nonfarm nonresidential	151,222	2,471	—	691	—	154,384
Residential Real Estate:
Multi-family	45,824	9,394	—	—	—	55,218
1-4 Family	168,941	3,016	162	5,335	—	177,454
Consumer	27,819	60	—	331	—	28,210
Agriculture	38,752	173	—	1,119	—	40,044
Other	543	—	—	—	—	543
Total	$695,507	$17,938	$162	$15,825	$—	$729,432

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2017
Commercial	$112,978	$84	$—	$709	$—	$113,771
Commercial Real Estate:
Construction	57,342	—	—	—	—	57,342
Farmland	76,563	7,607	—	4,150	—	88,320
Nonfarm nonresidential	152,004	2,906	—	1,814	—	156,724
Residential Real Estate:
Multi-family	47,121	9,467	—	—	—	56,588
1-4 Family	169,774	3,535	164	5,749	—	179,222
Consumer	18,042	306	—	91	—	18,439
Agriculture	38,654	1,810	—	690	—	41,154
Other	555	—	—	—	—	555
Total	$673,033	$25,715	$164	$13,203	$—	$712,115

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2018	December 31, 2017
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$4,275	$4,335
Farmland	110	74
	$4,385	$4,409

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $593,000 and $616,000 at March 31, 2018 and December 31, 2017, respectively.

Activity relating to OREO during the three months ended March 31, 2018 and 2017 is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
OREO Activity
OREO as of January 1	$4,409	$6,821
Real estate acquired	110	100
Valuation adjustment write-downs	(60)	—
Net gain (loss) on sales	(4)	38
Proceeds from sales of properties	(70)	(388)
OREO as of March 31	$4,385	$6,571

Expenses related to OREO include:

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss (gain) on sales	$4	$(38)
Valuation adjustment write-downs	60	—
Operating expense	18	22
Total	$82	$(16)

Note 5 – Deposits

The following table details deposits by category:

	March 31, 2018	December 31, 2017
	(in thousands)
Non-interest bearing	$135,984	$137,386
Interest checking	92,048	99,383
Money market	150,974	151,388
Savings	35,984	34,632
Certificates of deposit	431,921	424,235
Total	$846,911	$847,024

Time deposits of $250,000 or more were $29.2 million and $31.7 million at March 31, 2018 and December 31, 2017, respectively.

Scheduled maturities of total time deposits at March 31, 2018 for each of the next five years are as follows (in thousands):

Year 1	$244,178
Year 2	149,506
Year 3	21,583
Year 4	4,989
Year 5	11,665
$431,921

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Advances with fixed rates from 0.00% to 5.24% and maturities ranging from 2018 through 2033, averaging 1.77% at March 31, 2018 and 1.48% at December 31, 2017	$26,752	$11,797

Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2018 or 2017. The advances were collateralized by approximately $129.1 million and $130.9 million of first mortgage loans, under a blanket lien arrangement at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, our additional borrowing capacity with the FHLB was $65.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$25,202
Year 2	505
Year 3	761
Year 4	108
Year 5	107
Thereafter	69
$26,752

Note 7 – Senior Debt

The Company has a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. The lender retained a portion of the proceeds in escrow to service quarterly interest payments. At March 31, 2018, the escrow account had a balance of $710,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $750,000 through June 30, 2018, and not less than $2,500,000 thereafter, (ii) the Company must maintain a total risk based capital ratio at least equal to 9% of risk-weighted assets to June 30, 2018, and 10% thereafter, (iii) the Bank must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets to June 30, 2018, and 11% thereafter, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of March 31, 2018.

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

Financial assets measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurements at March 31, 2018 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$22,576	$—	$22,576	$—
Agency mortgage-backed: residential	72,738	—	72,738	—
Collateralized loan obligations	25,287	—	25,287	—
State and municipal	33,270	—	33,270	—
Corporate bonds	6,941	—	6,941	—
Total	$160,812	$—	$160,812	$—

		Fair Value Measurements at December 31, 2017 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$21,624	$—	$21,624	$—
Agency mortgage-backed: residential	64,965	—	64,965	—
Collateralized loan obligations	25,505	—	25,505	—
State and municipal	33,710	—	33,710	—
Corporate bonds	6,916	—	6,916	—
Total	$152,720	$—	$152,720	$—

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,199	—	—	1,199
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	4,275	—	—	4,275
Farmland	110	—	—	110
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2017 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	957	—	—	957
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	4,335	—	—	4,335
Farmland	74	—	—	74
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.6 million at March 31, 2018 with a valuation allowance of $282,000, resulting in additional provision for loan losses of $63,000 for the three months ended March 31, 2018. Impaired loans had a carrying amount of $2.2 million with a valuation allowance of $303,000, resulting in no additional provision for loan losses for the three months ended March 31, 2017. At December 31, 2017, impaired loans had a carrying amount of $1.3 million, with a valuation allowance of $219,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4.4 million as of March 31, 2018, compared with $6.6 million at March 31, 2017 and $4.4 million at December 31, 2017. Write-downs of $60,000 were recorded on OREO for the three months ended March 31, 2018, compared to no write-downs for the three months ended March 31, 2017.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,199	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,385	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$957	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,409	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$37,683	$34,120	$3,563	$—	$37,683
Securities available for sale	160,812	—	160,812	—	160,812
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	720,906	—	—	709,889	709,889
Accrued interest receivable	3,080	—	934	2,146	3,080
Financial liabilities
Deposits	$846,911	$135,984	$710,274	$—	$846,258
Federal Home Loan Bank advances	26,752	—	26,713	—	26,713
Subordinated capital notes	2,025	—	—	1,978	1,978
Junior subordinated debentures	21,000	—	—	15,109	15,109
Senior debt	10,000	—	—	10,019	10,019
Accrued interest payable	1,750	—	421	1,329	1,750

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$34,103	$29,898	$4,205	$—	$34,103
Securities available for sale	152,720	—	152,720	—	152,720
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	70	—	70	—	70
Loans, net	703,913	—	—	703,263	703,263
Accrued interest receivable	3,136	—	925	2,211	3,136
Financial liabilities
Deposits	$847,024	$137,386	$693,320	$—	$830,706
Federal Home Loan Bank advances	11,797	—	11,799	—	11,799
Subordinated capital notes	2,250	—	—	2,246	2,246
Junior subordinated debentures	21,000	—	—	19,090	19,090
Senior Debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,475	—	357	1,118	1,475

The methods and assumptions used to estimate fair values are described as follows:

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

(c) Loans, Net

At March 31, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan's balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

At December 31, 2017, fair values of loans, excluding loans held for sale, was estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates being offered for loans with similiar terms to borrowers of similiar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost fair value as described previously. The mthods utilized to estimate the fair value of loans did not necessarily represent an exit price.

(d) Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits

The fair values for non-interest bearing non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amount of interest bearing non-maturity deposits approximate their fair values at the reporting date resulting in a Level 2 classification. Fair Values for interest bearing time deposits are estimated using discounted cash flow calculations that utilize the contract rate of the deposits discounted at current market rates for like maturities resulting in a Level 2 classification.

(f) Other Borrowings

At March 31, 2018, fair values of FHLB advances are determined using an estimated exit price. Contractual cash flow estimates are projected for each advance utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price for FHLB advances is a Level 2 classification. At December 31, 2017, the fair value of FHLB advances were estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

At March 31, 2018, fair values of subordinated capital notes, junior subordinated debentures, and senior debt are determined using an estimated exit price. Contractual cash flow estimates are projected for each instrument utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates and credit risk. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price is a Level 3 classification. At December 31, 2017, the fair values of subordinated capital notes, junior subordinated debentures, and senior debt were estimated using discounted cash flow analyses based on the current borrowing rates for similiar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$25,362	$25,645
Allowance for loan losses	1,790	1,723
OREO write-down	2,445	2,432
Alternative minimum tax credit carry-forward	346	692
Net assets from acquisitions	342	358
Net unrealized loss on securities	529	169
New market tax credit carry-forward	208	208
Nonaccrual loan interest	274	271
Accrued expenses	105	172
Deferred compensation	275	277
Other	190	241
	31,866	32,188

Deferred tax liabilities:
FHLB stock dividends	557	557
Fixed assets	63	68
Deferred loan costs	151	152
Other	98	98
	869	875
Net deferred tax asset	$30,997	$31,313

At March 31, 2018, the Company had net operating loss carryforwards (“NOLs”) of $120.8 million, which will begin to expire in 2031. As of March 31, 2018, a total of $346,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2018 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2018 or March 31, 2017 related to unrecognized tax benefits.

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

The Company also maintains the Porter Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan (“2006 Director Plan”) pursuant to which 2,834 shares remain available for issuance as annual awards of restricted stock to the Company’s non-employee directors. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest in December 31 in the year of grant.

The Company recorded $64,000 and $54,000 of stock-based compensation during the first three months of 2018 and 2017, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $13,000 was recognized related to this expense during the three months ended March 31, 2018, while no deferred tax benefit was recognized for the three months ended March 31, 2017.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	142,334	$5.67	179,513	$4.89
Granted	—	—	37,865	9.64
Vested	(60,623)	5.05	(73,728)	5.75
Forfeited	—	—	(1,316)	9.35
Outstanding, ending	81,711	$6.13	142,334	$5.67

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2018 and beyond is estimated as follows (in thousands):

April 2018 – December 2018	$193
2019	99
2020	25

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except share and per share data)

Net income	$1,934	$1,680
Less:
Earnings allocated to unvested shares	34	44
Net income available to common shareholders, basic and diluted	$1,900	$1,636

Basic
Weighted average common shares including unvested common shares outstanding	6,285,420	6,227,265
Less:
Weighted average unvested common shares	112,023	164,239
Weighted average common shares outstanding	6,173,397	6,063,026
Basic income per common share	$0.31	$0.27

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—
Weighted average common shares and potential common shares	6,173,397	6,063,026
Diluted income per common share	$0.31	$0.27

The Company had no outstanding stock options at March 31, 2018 or 2017. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at March 31, 2018 and 2017, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant is exercisable at the holder’s option through November 21, 2018.

Note 12 – Regulatory Capital Matters

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The capital conservation buffer for 2018 is 1.875% and 1.25% for 2017. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of the proceeds will be used for general corporate purposes and to support the growth of the Bank.

The Company is no longer subject to a written agreement with the Federal Reserve Bank of St. Louis. The Company was notified the prior written agreement was terminated effective April 10, 2018.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for Porter Bancorp, Inc. and the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018:
Total risk-based capital (to risk-weighted assets)
Consolidated	$100,807	12.56%	$64,204	8.00%	N/A	N/A
Bank	99,653	12.43	64,130	8.00	$80,162	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)
Consolidated	72,048	8.98	36,115	4.50	N/A	N/A
Bank	89,642	11.18	36,073	4.50	52,105	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	88,501	11.03	48,153	6.00	N/A	N/A
Bank	89,642	11.18	48,097	6.00	64,130	8.00
Tier 1 capital (to average assets)
Consolidated	88,501	9.18	38,560	4.00	N/A	N/A
Bank	89,642	9.31	38,506	4.00	48,132	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total risk-based capital (to risk-weighted assets)
Consolidated	$83,072	10.55%	$63,014	8.00%	N/A	N/A
Bank	91,305	11.61	62,938	8.00	$78,672	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)
Consolidated	54,535	6.92	35,445	4.50	N/A	N/A
Bank	81,393	10.35	35,403	4.50	51,137	6.50
Tier 1 capital (to risk-weighted assets)
Consolidated	66,487	8.44	47,260	6.00	N/A	N/A
Bank	81,393	10.35	47,203	6.00	62,938	8.00
Tier 1 capital (to average assets)
Consolidated	66,487	7.11	37,392	4.00	N/A	N/A
Bank	81,393	8.70	37,421	4.00	46,777	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$19,569	$24,842	$27,349	$31,412
Unused lines of credit	9,798	55,289	11,034	57,727
Standby letters of credit	527	372	2,216	373

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $19.8 million at March 31, 2018 and December 31, 2017.

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

Note 14 – Revenue from Contracts with Customers

The Company adopted ASC 606 using the full retrospective method applied to all contracts not completed as of January 1, 2018. The adoption of ASC 606 for in-scope revenue streams did not result in a cumulative effect adjustment. Bank card interchange income and expenses were previously reported net in non-interest income. The income statement impact of adopting ASC 606 resulted in a reclassification adjustment of $124,000 related to the three months ended March 31, 2017 between bank card interchange income and deposit account related expense in order to report debit card interchange income gross and provide a comparable disclosure for 2018 and 2017 results. This reclassification adjustment had no impact on previously reported net income for the three months ended March 31, 2017.

All of the Company’s revenue from customers in the scope of ASC 606 is recognized within non-interest income. A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges are withdrawn from the customer’s account balance.

Bank Card Interchange Income: The Company earns interchange fees from bank cardholder transactions conducted through the Shazam payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Prior to adopting ASC 606, the Company reported bank card interchange fees net of expenses. Under ASC 606, bank card interchange fees are reported gross.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. The Company did not finance any OREO sale during 2018 or 2017. Gains and losses on sales of OREO are netted with OREO expense and reported in non-interest expense.

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $130,000 and $182,000 of revenue for 2018 and 2017, respectively, within the scope of ASC 606. The remaining $53,000 and $70,000 for 2018 and 2017, respectively, are excluded from the scope of ASC 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This item analyzes the Company’s financial condition, change in financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements and accompanying notes presented in Part I, Item 1 of this report.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include the assumptions or bases underlying the forward-looking statement. Management has made assumptions and bases in good faith and believe they are reasonable. However, that estimates based on such assumptions or bases frequently differ from actual results, and the differences can be material. The forward-looking statements included in this report speak only as of the date of the report. Management does not intend to update these statements unless required by applicable laws.

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
•	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
•	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	Competitive product and pricing pressures;
•	Equity and fixed income market fluctuations;
•	Client bankruptcies and loan defaults;
•	Inflation;
•	Recession;
•	Natural disasters impacting Company operations;
•	Future acquisitions;
•	Integrations of acquired businesses;
•	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;
●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s December 31, 2017 Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include the assumptions or bases underlying the forward-looking statement. Management has made assumptions and bases in good faith and believe they are reasonable. However, that estimates based on such assumptions or bases frequently differ from actual results, and the differences can be material. The forward-looking statements included in this report speak only as of the date of the report. Management does not intend to update these statements unless required by applicable laws.

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol PBIB. The Company operates Limestone Bank (the Bank), our wholly owned subsidiary and the fifteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of March 31, 2018, the Company had total assets of $1.0 billion, total loans of $729.4 million, total deposits of $846.9 million and stockholders’ equity of $88.2 million.

The Company reported net income of $1.9 million for the three months ended March 31, 2018, compared with $1.7 million for the first quarter of 2017. After allocating earnings to participating securities, net income available to common shareholders was $1.9 million for the three months ended March 31, 2018, compared with $1.6 million for the three months ended March 31, 2017. Basic and diluted net income per common share were $0.31 for the three months ended March 31, 2018 compared with $0.27 for the three months ended March 31, 2017.

Highlights for the three months ended March 31, 2018 are as follows:

●

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of the proceeds will be used for general corporate purposes and to support the growth of the Bank.

●	The Company is no longer subject to a written agreement with the Federal Reserve Bank of St. Louis. The Company was notified that the prior written agreement was terminated, effective April 10, 2018.

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $74.9 million or 11.5% to $724.2 million for the quarter ended March 31, 2018, compared with $649.3 million for the first quarter of 2017. This resulted in an increase in interest revenue volume of approximately $909,000 for the quarter ended March 31, 2018, compared with the first quarter of 2017.

●

Net interest margin increased eight basis points to 3.63% in the first three months of 2018 compared with 3.55% in the first three months of 2017. The cost of interest bearing liabilities increased from 0.78% in the first quarter of 2017 to 0.96% in the first quarter of 2018 as a result of increases in short-term interest rates during 2017 and 2018.

●

During the period, our improving trends in non-performing loans and loan risk categories continued. The Company recorded no provision for loan losses expense in the first quarter of 2018, compared to no provision for loan losses expense in the first quarter of 2017. Both were attributable to declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan recoveries were $324,000 for the first quarter of 2018, compared to net charge-offs of $1,000 for the first quarter of 2017.

●

Non-performing loans decreased $1.1 million to $4.4 million at March 31, 2018, compared with $5.5 million at December 31, 2017. The decrease in non-performing loans was primarily due to $995,000 in paydowns and $110,000 in loans transferred to OREO, which were partially offset by $19,000 in loans placed on nonaccrual during the quarter.

●

Loans past due 30-59 days increased from $1.5 million at December 31, 2017 to $6.4 million at March 31, 2018, and loans past due 60-89 days increased from $171,000 at December 31, 2017 to $472,000 at March 31, 2018. Total loans past due and nonaccrual loans increased to $11.2 million at March 31, 2018, from $7.1 million at December 31, 2017. The increase in loans past due 30-59 days was primarily the result of a $4.8 million loan relationship secured by farmland. A portion of the underlying collateral was liquidated by the borrower in April bringing payments current and reducing the principal balance of the loan relationship by approximately $3.5 million.

●

At March 31, 2018, foreclosed properties remained unchanged at $4.4 million compared to December 31, 2017, and declined from $6.6 million at March 31, 2017. During the first three months of 2018, the Company acquired $110,000 and sold $70,000 of OREO. Operating expenses, fair value write downs, and a net loss on sales totaled $82,000 in the first quarter of 2018 compared to a net gain on sales, net of expenses, of $16,000 in the first quarter of 2017.

●	The ratio of non-performing assets to total assets decreased to 0.88% at March 31, 2018, compared with 1.02% at December 31, 2017, and 1.56% at March 31, 2017.

●

Deposits were $846.9 million at March 31, 2018, compared with $847.0 million at December 31, 2017. Certificate of deposit balances increased $7.7 million during the first three months of 2018 to $431.9 million at March 31, 2018, from $424.2 million at December 31, 2017. Interest checking accounts decreased $7.3 million during the quarter ended March 31, 2018.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2017. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2018, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2018, compared with the same period of 2017:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)

Gross interest income	$10,015	$9,225	$790	8.6%
Gross interest expense	1,834	1,484	350	23.6
Net interest income	8,181	7,741	440	5.7
Non-interest income	1,251	1,192	59	4.9
Non-interest expense	7,169	7,253	(84)	(1.2)
Net income before taxes	2,263	1,680	583	34.7
Income tax expense	329	—	329	100.0
Net income	1,934	1,680	254	15.1

Net income for the three months ended March 31, 2018 totaled $1.9 million, compared with $1.7 million for the comparable period of 2017. Net interest income increased $440,000 from the 2017 first quarter as a result of an increase in earning assets and net interest margin. Net interest margin increased eight basis points to 3.63% in the first three months of 2018 compared with 3.55% in the first three months of 2017. The increase in margin between periods was due in part to an increase in the yield on interest earning assets from 4.23% in the first quarter of 2017 to 4.45% in the first quarter of 2018. Average earning assets increased from $892.3 million for the first quarter of 2017 to $915.8 million for the first quarter of 2018. Non-interest income increased by $59,000 to $1.3 million from $1.2 million in the first quarter of 2017 primarily due to an increase in bank card interchange fees of $64,000 as well as an increase in service charges on deposit accounts of $67,000. These increases were partially offset by a decrease in other non-interest income of $69,000. Non-interest expense decreased $84,000 from $7.3 million in the first quarter of 2017 to $7.2 million in the first quarter of 2018.

Net Interest Income – Net interest income was $8.2 million for the three months ended March 31, 2018, an increase of $440,000, or 5.7%, compared with $7.7 million for the same period in 2017. Net interest spread and margin were 3.49% and 3.63%, respectively, for the first quarter of 2018, compared with 3.45% and 3.55%, respectively, for the first quarter of 2017. Net average non-accrual loans were $4.9 million and $8.7 million for the first quarters of 2018 and 2017, respectively.

Average loans receivable increased approximately $74.9 million for the first quarter of 2018 compared with the first quarter of 2017. This resulted in an increase in interest revenue volume of approximately $909,000 for the quarter ended March 31, 2018, compared with the first quarter of 2017. Interest foregone on non-accrual loans totaled $87,000 in the first quarter of 2018, compared with $139,000 in the first quarter of 2017.

Net interest margin increased eight basis points from our margin of 3.55% in the prior year first quarter to 3.63% for the first quarter of 2018. The yield on earning assets increased 22 basis points and cost of interest-bearing liabilities increased 18 basis points from the first quarter of 2017. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$724,203	$8,790	4.92%	$649,325	$7,829	4.89%
Securities
Taxable	143,842	943	2.66	176,113	1,114	2.57
Tax-exempt (3)	14,223	96	3.47	19,989	145	4.53
FHLB stock	7,323	106	5.87	7,323	83	4.60
Federal funds sold and other	26,171	80	1.24	39,542	54	0.55
Total interest-earning assets	915,762	10,015	4.45%	892,292	9,225	4.23%
Less: Allowance for loan losses	(8,333)			(8,942)
Non-interest earning assets	79,961			54,266
Total assets	$987,390			$937,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$422,245	$1,062	1.02%	$459,178	$1,019	0.90%
NOW and money market deposits	245,911	268	0.44	237,410	210	0.36
Savings accounts	34,921	14	0.16	34,917	15	0.17
FHLB advances	40,823	156	1.55	11,808	31	1.06
Junior subordinated debentures	23,240	238	4.15	24,148	209	3.51
Senior debt	10,000	96	3.89	—	—	—
Total interest-bearing liabilities	777,140	1,834	0.96%	767,461	1,484	0.78%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	131,618			122,051
Other liabilities	5,427			14,372
Total liabilities	914,185			903,884
Stockholders’ equity	73,205			33,732
Total liabilities and stockholders’ equity	$987,390			$937,616

Net interest income		$8,181			$7,741

Net interest spread			3.49%			3.45%

Net interest margin			3.63%			3.55%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $4.9 million and $8.7 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21% and 35% for 2018 and 2017, respectively.

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

	Three Months Ended March 31, 2018 vs. 2017
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$52	$909	$961
Securities	29	(249)	(220)
FHLB stock	23	—	23
Federal funds sold and other	49	(23)	26
Total increase (decrease) in interest income	153	637	790

Interest-bearing liabilities:
Certificates of deposit and other time deposits	129	(86)	43
NOW and money market accounts	50	8	58
Savings accounts	(1)	—	(1)
FHLB advances	19	106	125
Junior subordinated debentures	37	(8)	29
Senior debt	—	96	96
Total decrease in interest expense	234	116	350
Increase (decrease) in net interest income	$(81)	$521	$440

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2018 and 2017:

	For the Three Months
	Ended March 31,
	2018	2017
	(in thousands)

Service charges on deposit accounts	$568	$501
Bank card interchange fees	401	337
Income from bank owned life insurance	99	102
Other	183	252
Total non-interest income	$1,251	$1,192

Non-interest income for the first quarter of 2018 increased by $59,000, or 4.9%, compared with the first quarter of 2017. The increase in non-interest income was primarily driven by increase in bank card interchange fees of $64,000 as well as an increase in service charges on deposit accounts of $67,000. These increases were partially offset by a decrease in other non-interest income of $69,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2018 and 2017:

	For the Three Months
	Ended March 31,
	2018	2017
	(in thousands)

Salary and employee benefits	$3,788	$3,947
Occupancy and equipment	895	821
Professional fees	205	303
Marketing expense	300	254
FDIC insurance	182	342
Data processing expense	324	292
State franchise and deposit tax	282	225
Deposit account related expenses	219	205
Other real estate owned expense	82	(16)
Litigation and loan collection expense	53	3
Other	839	877
Total non-interest expense	$7,169	$7,253

Non-interest expense for the first quarter ended March 31, 2018 decreased $84,000, or 1.2%, compared with the first quarter of 2017 primarily due to lower salary and employee benefits expense and lower FDIC insurance expense partially offset by higher occupancy and equipment expenses and higher marketing expenses.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% for 2018 and 35% for 2017 applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2018	2017
	(in thousands)

Federal statutory rate times financial statement income	$475	$588
Effect of:
Valuation allowance	—	(419)
Tax-exempt income	(20)	(49)
Non-taxable life insurance income	(21)	(36)
Restricted stock vesting	(111)	(92)
Other, net	6	8
Total	$329	$—

The Company previously had a full valuation allowance against its net deferred tax asset and therefore, the effective tax rate was 0% for the three months ended March 31, 2017. During the fourth quarter of 2017, management concluded it was more-likely-than-not the asset would be utilized to reduce future taxes payable related to the future taxable income of the Company, and as such, reversed the valuation allowance and recorded an income tax benefit.

Analysis of Financial Condition

Total assets increased $29.3 million, or 3.0%, to $1.0 billion at March 31, 2018, from $970.8 million at December 31, 2017. This increase was primarily attributable to an increase in loans receivable of $17.3 million, an increase in securities available for sale of $8.1 million, and an increase in interest bearing deposits in banks of $4.1 million.

Loans Receivable – Loans receivable increased $17.3 million, or 2.4%, during the three months ended March 31, 2018 to $729.4 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $11.8 million, or 2.8% during the first quarter of 2018 and comprised 58.7% of the loan portfolio at March 31, 2018.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$119,602	16.40%	$113,771	15.98%
Commercial Real Estate
Construction	68,315	9.37	57,342	8.05
Farmland	85,662	11.74	88,320	12.40
Nonfarm nonresidential	154,384	21.16	156,724	22.01
Residential Real Estate
Multi-family	55,218	7.57	56,588	7.94
1-4 Family	177,454	24.33	179,222	25.17
Consumer	28,210	3.87	18,439	2.59
Agriculture	40,044	5.49	41,154	5.78
Other	543	0.07	555	0.08
Total loans	$729,432	100.00%	$712,115	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2018		December 31, 2017
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$695,507	95.3%	$673,033	94.5%
Watch	17,938	2.5	25,715	3.6
Special Mention	162	0.0	164	0.0
Substandard	15,825	2.2	13,203	1.9
Doubtful	—	—	—	—
Total	$729,432	100.0%	$712,115	100.00%

Loans receivable increased $17.3 million, or 2.4%, during the three months ended March 31, 2018. Since December 31, 2017, the pass category increased approximately $22.5 million, the watch category decreased approximately $7.8 million, the special mention category remained stable, and the substandard category increased approximately $2.6 million. The $2.6 million increase in loans classified as substandard was primarily driven by $5.1 million in loans moved to substandard during the quarter, offset by $2.4 million in payments, $110,000 in loans transferred to OREO, and $39,000 in charge-offs.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2018	December 31, 2017
	(in thousands)
Past Due Loans:
30-59 Days	$6,402	$1,478
60-89 Days	472	171
90 Days and Over	—	1
Total Loans Past Due 30-90+ Days	6,874	1,650

Nonaccrual Loans	4,370	5,457
Total Past Due and Nonaccrual Loans	$11,244	$7,107

During the three months ended March 31, 2018, nonaccrual loans decreased by $1.1 million to $4.4 million. This decrease was due primarily to $995,000 in paydowns and $110,000 in loans transferred to OREO. During the three months ended March 31, 2018, loans past due 30-59 days increased from $1.5 million at December 31, 2017 to $6.4 million at March 31, 2018. Loans past due 60-89 days increased from $171,000 at December 31, 2017 to $472,000 at March 31, 2018. This represents a $5.2 million increase from December 31, 2017 to March 31, 2018, in loans past due 30-89 days. The increase in loans past due 30-59 days was primarily the result of a $4.8 million loan relationship secured by farmland. A portion of the underlying collateral was liquidated by the borrower in April bringing payments current and reducing the principal balance of the loan relationship by approximately $3.5 million. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)

Past due 90 days or more still on accrual	$—	$1
Loans on nonaccrual status	4,370	5,457
Total non-performing loans	4,370	5,458
Real estate acquired through foreclosure	4,385	4,409
Other repossessed assets	—	—
Total non-performing assets	$8,755	$9,867

Non-performing loans to total loans	0.60%	0.77%
Non-performing assets to total assets	0.88%	1.02%
Allowance for non-performing loans	$172	$108
Allowance for non-performing loans to non-performing loans	3.94%	1.98%

Nonperforming loans at March 31, 2018, were $4.4 million, or 0.60% of total loans, compared with $5.5 million, or 0.77% of total loans at December 31, 2017, and $8.1 million, or 1.22% of total loans at March 31, 2017.

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

The Bank does not have a formal loan modification program. If a borrower is unable to make contractual payments, management reviews the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. The goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints so that they may return to performing status over time.

Loan modifications have taken the form of a reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances management may restructure real estate secured loans in a bifurcated fashion whereby there is a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. The majority of restructured loans are collateral secured loans. If a borrower fails to perform under the modified terms, the loan(s) are placed on nonaccrual status and collection actions are intiated.

Management considers any loan that is restructured for a borrower experiencing financial difficulties due to a borrower’s potential inability to pay in accordance with contractual terms of the loan to be a troubled debt restructuring. Specifically, management consider a concession involving a modification of the loan terms, such as (i) a reduction of the stated interest rate, (ii) a reduction or deferral of principal, or (iii) a reduction or deferral of accrued interest at a stated interest rate lower than the current market rate for new debt with similar risk all to be troubled debt restructurings. When a modification of terms is made for a competitive reason, management does not consider it to be a troubled debt restructuring. A primary example of a competitive modification would be an interest rate reduction for a performing customer’s loan to a market rate as the result of a market decline in rates.

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

If the borrower fails to perform, management places the loan on nonaccrual status and seeks to liquidate the underlying collateral. The nonaccrual policy for restructured loans is identical to the nonaccrual policy for all loans. The policy calls for a loan to be reported as nonaccrual if it is maintained on a cash basis because of deterioration in the financial condition of the borrower, payment in full of principal and interest is not expected, or principal or interest is past due 90 days or more unless the assets are both well secured and in the process of collection. Changes in value for impairment, including the amount attributed to the passage of time, are recorded entirely within the provision for loan losses. Upon determination that a loan is collateral dependent, the loan is charged down to the fair value of collateral less estimated costs to sell.

At March 31, 2018, the Bank had three restructured loans totaling $2.3 million with borrowers who experienced deterioration in financial condition compared with six loans totaling $3.0 million at December 31, 2017. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At March 31, 2018, one loan totaling approximately $1.4 million had been granted principal payment deferral until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. At March 31, 2018, $922,000 of TDRs were performing according to their modified terms.

There were no modifications granted during the first three months of 2018 or during all of 2017 that resulted in loans being identified as TDRs. During the three months ended March 31, 2018, TDRs were reduced as a result of $762,000 in payments. See “Note 3 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	March 31, 2018	December 31, 2017
	(dollars in thousands)

Total non-performing loans	$4,370	$5,458
TDRs on accrual	922	1,217
Total non-performing loans and TDRs on accrual	$5,292	$6,675
Real estate acquired through foreclosure	4,385	4,409
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$9,677	$11,084

Total non-performing loans and TDRs on accrual to total loans	0.73%	0.94%
Total non-performing assets and TDRs on accrual to total assets	0.97%	1.14%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three month periods ended March 31, 2018 and 2017, and for the year ended December 31, 2017 follows:

	Three Months Ended March 31,		Year Ended December 31,
	2018	2017	2017
	(dollars in thousands)
Balances at beginning of period	$8,202	$8,967	$8,967

Loans charged-off:
Real estate	20	321	750
Commercial	—	—	5
Consumer	27	5	51
Agriculture	—	—	95
Total charge-offs	47	326	901

Recoveries:
Real estate	86	284	714
Commercial	240	5	59
Consumer	34	25	115
Agriculture	11	7	33
Other	—	4	15
Total recoveries	371	325	936
Net charge-offs (recoveries)	(324)	1	(35)
Provision (negative provision) for loan losses	—	—	(800)
Balance at end of period	$8,526	$8,966	$8,202

Allowance for loan losses to period-end loans	1.17%	1.35%	1.15%
Net charge-offs (recoveries) to average loans	(0.18%)	0.00%	(0.01%)
Allowance for loan losses to non-performing loans	195.10%	110.66%	150.27%

Allowance for loan losses for loans individually evaluated for impairment	$282	$332	$219
Loans individually evaluated for impairment	5,775	9,891	7,173
Allowance for loan losses to loans individually evaluated for impairment	4.88%	3.36%	3.05%

Allowance for loan losses for loans collectively evaluated for impairment	$8,244	$8,634	$7,983
Loans collectively evaluated for impairment	723,657	654,292	704,942
Allowance for loan losses to loans collectively evaluated for impairment	1.14%	1.32%	1.13%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at March 31, 2018, increased to 1.17% from 1.15% at December 31, 2017 and from 1.35% at March 31, 2017. The change in loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio driven by new loans underwritten with lower loss expectations, improving historical loss experience, improvement in risk grade classification metrics, and improved charge-off levels. The allowance for loan losses to non-performing loans was 195.10% at March 31, 2018, compared with 150.27% at December 31, 2017, and 110.66% at March 31, 2017. Net recoveries in the first three months of 2018 totaled $324,000 compared to net loan charge-offs of $1,000 in the first three months of 2017.

The following table sets forth the net charge-offs (recoveries) for the periods indicated:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
	(in thousands)
Commercial	$(240)	$(54)
Commercial Real Estate	(17)	(361)
Residential Real Estate	(49)	397
Consumer	(7)	(64)
Agriculture	(11)	62
Other	—	(15)
Total net charge-offs (recoveries)	$(324)	$(35)

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for non-performing loans to non-performing loans was 3.94% at March 31, 2018 compared with 1.98% at December 31, 2017, and 2.01% at March 31, 2017. The increase in this ratio from December 31, 2017 to March 31, 2018 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$4,048	$5,173	$4,734	$5,456
Prior charge-offs	(2,085)	(1,481)	(2,099)	(1,506)

Recorded investment	1,963	3,692	2,635	3,950
Allocated allowance	—	(269)	—	(206)

Recorded investment, less allocated allowance	$1,963	$3,423	$2,635	$3,744

Recorded investment, less allocated allowance/ Unpaid principal balance	48.49%	66.17%	55.66%	68.62%

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 48.49% and 66.17% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2018.

Provision for Loan Losses – No provision for loan losses was recorded for the first quarter of 2018 or 2017 as a result of declining historical loss rates, improvements in asset quality, and management’s assessment of risk within the portfolio. The pass category increased approximately $22.5 million, the watch category decreased approximately $7.8 million, the special mention category remained stable, and the substandard category increased approximately $2.6 million. Net loan recoveries were $324,000 for the three months ended March 31, 2018, compared with $1,000 for the three months ended March 31, 2017. Management considers the size and volume of the portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2018 were $4.4 million compared with $6.6 million at March 31, 2017 and $4.4 million at December 31, 2017. See Note 4, “Other Real Estate Owned,” to the financial statements. During the first three months of 2018, the Bank acquired $110,000 of OREO properties, and sold properties totaling approximately $70,000. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

OREO is recorded at fair market value less estimated cost to sell at time of acquisition. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. When foreclosed properties are acquired, management obtains a new appraisal or has staff from the Bank’s special assets group evaluate the latest in-file appraisal in connection with the transfer to OREO. Management typically obtains updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. Subsequent reductions in fair value are recorded as non-interest expense when a new appraisal indicates a decline in value or in cases where a listing price is lowered below the appraisal amount.

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $82,000 for the three months ended March 31, 2018, compared to income of $16,000 after considering gains on sales and operating expenses. During the three months ended March 31, 2018, fair value write-downs of $60,000 were recorded to reflect declines in fair value driven by reductions in listing prices and new appraisals compared with no write-downs for the three months ended March 31, 2017.

Liabilities – Total liabilities at March 31, 2018 were $911.9 million compared with $898.1 million at December 31, 2017, an increase of $13.7 million, or 1.5%. This increase was primarily attributable to an increase in FHLB advances of $15.0 million and an increase in certificates of deposit of $7.7 million, offset by a decrease in interest checking deposits of $7.3 million.

Deposits are the primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$131,618		$129,088
Interest checking	94,049	0.13%	101,980	0.13%
Money market	151,862	0.64	145,281	0.55
Savings	34,921	0.16	35,486	0.17
Certificates of deposit	422,245	1.02	452,443	0.93
Total deposits	$834,695	0.65%	$864,278	0.60%

The following table sets forth the average daily balances and weighted average rates paid for certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$391,843	1.01%	$419,816	0.92%
$250,000 or more	30,402	1.19%	32,627	1.01%
Total	$422,245	1.02%	$452,443	0.93%

The following table shows at March 31, 2018 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period
(in thousands)
Three months or less	$2,250
Three months through six months	1,569
Six months through twelve months	9,487
Over twelve months	15,931
Total	$29,237

Liquidity

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that we meet the cash flow requirements of depositors and borrowers, as well as operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that cash flow needs are met at a reasonable cost. Management maintains an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee regularly monitors and reviews the liquidity position.

Funds are available to the Bank from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding.

The Bank also borrows from the FHLB to supplement funding requirements. At March 31, 2018, the Bank had an unused borrowing capacity with the FHLB of $65.6 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on a secured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement it’s funding strategy. At March 31, 2018, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At March 31, 2018, cash on hand totaled $11.7 million, of which, $710,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $15.6 million to $88.2 million at March 31, 2018, compared with $72.7 million at December 31, 2017 primarily due to the $14.9 million private placement of common stock completed during the first quarter of 2018, as well as current year net income of $1.9 million, offset by the other comprehensive loss for the quarter of $1.5 million.

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of the proceeds will be used for general corporate purposes and to support the growth of the Bank.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	March 31, 2018	December 31, 2017

Tier 1 Capital	6.0%	8.0%	11.18%	10.35%
Common equity Tier 1 capital	4.5	6.5	11.18	10.35
Total risk-based capital	8.0	10.0	12.43	11.61
Tier 1 leverage ratio	4.0	5.0	9.31	8.70

Failure to meet minimum capital requirements could result in discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total capital to total risk-weighted assets (“total risk-based capital ratio”) of 10.5%. The capital conservation buffer for 2018 is 1.875% and 1.25% for 2017. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 1.7% at March 31, 2018, compared with an increase of 0.9% at December 31, 2017. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 3.2% at March 31, 2018, compared with an increase of 1.7% at December 31, 2017.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2018, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$1,020	3.23%
+ 100 basis points	523	1.66
- 100 basis points	(216)	(0.68)
- 200 basis points	(1,412)	(4.47)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company and Bank are subject to claims and lawsuits that arise primarily in the ordinary course of business. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur. See Note 13, “Off Balance Sheet Risks, Commitments, and Contingent Liabilities” to the consolidated financial statements for additional detail regarding involvement in legal proceedings.

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2017. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

4.1	Tax Benefits Preservation Plan, dated as of June 25, 2015, between Porter Bancorp, Inc. and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No.1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on 10-Q filed August 5, 2015 is incorporated by reference.

10.1	Securities Purchase Agreement, dated March 30, 2018, between Porter Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K dated March 30, 2018.

10.2	Registration Rights Agreement, dated March 30, 2018, between Porter Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 30, 2018.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTER BANCORP, INC.
(Registrant)

May 3, 2018	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 3, 2018	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer