Form 10-Q
period 2018-06-30
LIMESTONE BANCORP, INC.
filed 2018-08-02
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33033

LIMESTONE BANCORP, INC.

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

6,235,243 Common Shares and 1,220,000 Non-Voting Common Shares, no par value, were outstanding at July 31, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2018 and December 31, 2017

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2018

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$7,013	$8,137
Interest bearing deposits in banks	33,534	25,966
Cash and cash equivalents	40,547	34,103
Securities available for sale	178,896	152,720
Loans held for sale	—	70
Loans, net of allowance of $8,580 and $8,202, respectively	740,654	703,913
Premises and equipment, net	16,813	16,789
Other real estate owned	4,510	4,409
Federal Home Loan Bank stock	7,323	7,323
Bank owned life insurance	15,456	15,229
Deferred taxes, net	30,623	31,313
Accrued interest receivable and other assets	5,699	4,932
Total assets	$1,040,521	$970,801

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$136,553	$137,386
Interest bearing	709,677	709,638
Total deposits	846,230	847,024
Federal Home Loan Bank advances	71,630	11,797
Accrued interest payable and other liabilities	5,262	6,057
Subordinated capital note	—	2,250
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	954,122	898,128
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Preferred stock, no par
Series E - none and 6,198 issued and outstanding, respectively; Liquidation preference of $6.2 million	—	1,644
Series F - none and 4,304 issued and outstanding, respectively; Liquidation preference of $4.3 million	—	1,127
Total preferred stockholders’ equity	—	2,771
Common stock, no par, 39,000,000 shares authorized, 6,234,993 and 6,039,864 voting, and 1,220,000 and 220,000 non-voting issued and outstanding, respectively	140,639	125,729
Additional paid-in capital	23,926	24,497
Retained deficit	(71,078)	(75,108)
Accumulated other comprehensive loss	(7,088)	(5,216)
Total common stockholders’ equity	86,399	69,902
Total stockholders' equity	86,399	72,673
Total liabilities and stockholders’ equity	$1,040,521	$970,801

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$9,094	$7,643	$17,884	$15,472
Taxable securities	1,198	1,168	2,141	2,282
Tax exempt securities	96	144	192	289
Federal funds sold and other	197	179	383	316
	10,585	9,134	20,600	18,359
Interest expense
Deposits	1,649	1,309	2,993	2,553
Federal Home Loan Bank advances	216	20	372	51
Senior debt	98	—	194	—
Junior subordinated debentures	236	185	447	360
Subordinated capital note	12	32	39	66
	2,211	1,546	4,045	3,030
Net interest income	8,374	7,588	16,555	15,329
Provision (negative) for loan losses	(150)	—	(150)	—
Net interest income after provision for loan losses	8,524	7,588	16,705	15,329

Non-interest income
Service charges on deposit accounts	591	548	1,159	1,049
Bank card interchange fees	446	394	847	731
Income from bank owned life insurance	138	104	237	206
Net gain (loss) on sales and calls of investment securities	(6)	(5)	(6)	(5)
Other	178	205	361	457
	1,347	1,246	2,598	2,438
Non-interest expense
Salaries and employee benefits	3,885	3,803	7,673	7,750
Occupancy and equipment	880	844	1,775	1,665
Professional fees	222	241	427	544
Marketing expense	308	262	608	516
FDIC Insurance	139	357	321	699
Data processing expense	307	318	631	610
State franchise and deposit tax	282	225	564	450
Deposit account related expense	221	219	440	424
Other real estate owned expense	237	(3)	319	(19)
Litigation and loan collection expense	48	40	101	43
Other	876	819	1,715	1,696
	7,405	7,125	14,574	14,378
Income before income taxes	2,466	1,709	4,729	3,389
Income tax expense	483	—	812	—
Net income	1,983	1,709	3,917	3,389
Less:
Earnings allocated to participating securities	27	42	66	88
Net income available to common shareholders	$1,956	$1,667	$3,851	$3,301
Basic and diluted income per common share	$0.27	$0.27	$0.57	$0.54

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$1,983	$1,709	$3,917	$3,389
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(517)	1,058	(2,228)	2,063
Amortization during the period of net unrealized loss transferred to held to maturity	—	33	—	66
Net unrealized gain (loss) recognized in comprehensive income	(517)	1,091	(2,228)	2,129
Tax effect	109	—	469	—
Other comprehensive income (loss)	(408)	1,091	(1,759)	2,129

Comprehensive income	$1,575	$2,800	$2,158	$5,518

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Six Months Ended June 30, 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Issuance of unvested stock	—	—	45,129	—	45,129	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	163	—	—	163
Net income	—	—	—	—	—	—	—	—	—	3,917	—	3,917
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,759)	(1,759)
Balances, June 30, 2018	—	—	6,234,993	1,220,000	7,454,993	$—	$—	$140,639	$23,926	$(71,078)	$(7,088)	$86,399

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2018 and 2017

(dollars in thousands)

	2018	2017
Cash flows from operating activities
Net income	$3,917	$3,389
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	477	640
Provision (negative provision) for loan losses	(150)	—
Net amortization on securities	444	586
Stock-based compensation expense	163	142
Deferred taxes, net	1,158	—
Net gain on sales of loans held for sale	(1)	(15)
Origination of loans held for sale	—	(810)
Proceeds from sales of loans held for sale	71	825
Net gain on sales of other real estate owned	(50)	(65)
Net write-down of other real estate owned	325	—
Net realized gain on sales and calls of investment securities	6	5
Earnings on bank owned life insurance, net of premium expense	(227)	(195)
Net change in accrued interest receivable and other assets	(767)	1,783
Net change in accrued interest payable and other liabilities	(795)	(10,523)
Net cash from operating activities	4,571	(4,238)

Cash flows from investing activities
Purchases of available for sale securities	(41,911)	(10,188)
Proceeds from sales and calls of available for sale securities	6,054	—
Proceeds from maturities and prepayments of available for sale securities	7,003	9,659
Proceeds from calls of held to maturity securities	—	47
Proceeds from sale of other real estate owned	354	708
Loan originations and payments, net	(37,372)	(15,967)
Sales (purchases) of premises and equipment, net	(449)	230
Net cash from investing activities	(66,321)	(15,511)

Cash flows from financing activities
Net change in deposits	(794)	24,893
Payments of Federal Home Loan Bank advances	(40,167)	(30,300)
Advances from Federal Home Loan Bank	100,000	10,000
Payments of subordinated capital note	(2,250)	(450)
Proceeds from senior debt	—	10,000
Proceeds from issuance of common stock	14,910	—
Redemption of preferred stock	(3,505)	—
Net cash from financing activities	68,194	14,143
Net change in cash and cash equivalents	6,444	(5,606)
Beginning cash and cash equivalents	34,103	66,316
Ending cash and cash equivalents	$40,547	$60,710

Supplemental cash flow information:
Interest paid	$4,973	$2,685
Supplemental non-cash disclosure:
Transfer from loans to other real estate	730	140

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include Limestone Bancorp, Inc. (Company) and its subsidiary, Limestone Bank (Bank). The Company owns a 100% interest in the Bank. All significant inter-company transactions and accounts have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company's current lease agreements, the impact of adopting the new guidance on the consolidated financial statements will not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, –Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. Management has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purpose of meeting this standard. The committee has selected a vendor to assist in generating loan level cash flows and disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. The magnitude of any adjustment or the overall impact of the new standard on financial condition or results of operation cannot yet be determined.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2018
Available for sale
U.S. Government and federal agency	$24,896	$—	$(810)	$24,086
Agency mortgage-backed: residential	85,176	102	(2,375)	82,903
Collateralized loan obligations	29,923	15	(33)	29,905
State and municipal	33,068	274	(271)	33,071
Corporate bonds	8,865	71	(5)	8,931
Total available for sale	$181,928	$462	$(3,494)	$178,896

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$22,105	$2	$(483)	$21,624
Agency mortgage-backed: residential	65,935	117	(1,087)	64,965
Collateralized loan obligations	25,343	182	(20)	25,505
State and municipal	33,303	508	(101)	33,710
Corporate bonds	6,838	78	—	6,916
Total available for sale	$153,524	$887	$(1,691)	$152,720

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands) (in thousands)
Proceeds	$6,054	$47	$6,054	$47
Gross gains	—	—	—	—
Gross losses	6	5	6	5

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	June 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$24,696	$24,752
One to five years	45,674	45,450
Five to ten years	26,382	25,791
Agency mortgage-backed: residential	85,176	82,903
Total	$181,928	$178,896

Securities pledged at June 30, 2018 and December 31, 2017 had carrying values of approximately $56.6 million and $76.8 million, respectively, and were pledged to secure public deposits.

At June 30, 2018 and December 31, 2017, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $16.0 million. At June 30, 2018 and December 31, 2017, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2018, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2018
Available for sale
U.S. Government and federal agency	$7,104	$(195)	$14,977	$(615)	$22,081	$(810)
Agency mortgage-backed: residential	47,685	(1,000)	24,587	(1,375)	72,272	(2,375)
Collateralized loan obligations	17,803	(33)	—	—	17,803	(33)
State and municipal	16,903	(271)	—	—	16,903	(271)
Corporate bonds	1,995	(5)	—	—	1,995	(5)
Total temporarily impaired	$91,490	$(1,504)	$39,564	$(1,990)	$131,054	$(3,494)

December 31, 2017
Available for sale
U.S. Government and federal agency	$5,788	$(97)	$14,121	$(386)	$19,909	$(483)
Agency mortgage-backed: residential	21,104	(172)	27,158	(915)	48,262	(1,087)
Collateralized loan obligations	6,038	(20)	—	—	6,038	(20)
State and municipal	7,492	(101)	—	—	7,492	(101)
Total temporarily impaired	$40,422	$(390)	$41,279	$(1,301)	$81,701	$(1,691)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Commercial	$124,139	$113,771
Commercial Real Estate:
Construction	79,608	57,342
Farmland	84,972	88,320
Nonfarm nonresidential	161,395	156,724
Residential Real Estate:
Multi-family	50,541	56,588
1-4 Family	178,320	179,222
Consumer	30,711	18,439
Agriculture	38,960	41,154
Other	588	555
Subtotal	749,234	712,115
Less: Allowance for loan losses	(8,580)	(8,202)
Loans, net	$740,654	$703,913

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2018 and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2018:
Beginning balance	$1,077	$4,112	$2,833	$84	$419	$1	$8,526
Provision (negative provision)	51	(83)	(48)	(27)	(40)	(3)	(150)
Loans charged off	–	(197)	(69)	(7)	(12)	(8)	(293)
Recoveries	5	402	62	16	–	12	497
Ending balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580

June 30, 2017:
Beginning balance	$814	$4,242	$3,569	$32	$307	$2	$8,966
Provision (negative provision)	106	(131)	(113)	22	121	(5)	–
Loans charged off	–	(31)	(161)	(20)	(95)	–	(307)
Recoveries	36	143	22	19	2	4	226
Ending balance	$956	$4,223	$3,317	$53	$335	$1	$8,885

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2018 and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	(4)	(20)	(164)	(14)	55	(3)	(150)
Loans charged off	–	(198)	(88)	(34)	(12)	(8)	(340)
Recoveries	245	420	130	50	11	12	868
Ending balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580

June 30, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	440	(997)	281	26	259	(9)	–
Loans charged off	–	(58)	(455)	(25)	(95)	–	(633)
Recoveries	41	384	65	44	9	8	551
Ending balance	$956	$4,223	$3,317	$53	$335	$1	$8,885

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$13	$48	$258	$–	$–	$–	$319
Collectively evaluated for impairment	1,120	4,186	2,520	66	367	2	8,261
Total ending allowance balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580

Loans:
Loans individually evaluated for impairment	$109	$1,433	$3,015	$–	$–	$–	$4,557
Loans collectively evaluated for impairment	124,030	324,542	225,846	30,711	38,960	588	744,677
Total ending loans balance	$124,139	$325,975	$228,861	$30,711	$38,960	$588	$749,234

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2018 and December 31, 2017 and for the six months ended June 30, 2018 and 2017:

	As of June 30, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$25	$9	$—	$14	$1	$172	$1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	2,798	997	—	1,340	83	1,580	281
Nonfarm nonresidential	725	264	—	271	3	373	8
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,754	1,563	—	1,894	27	2,191	35
Consumer	8	—	—	1	—	1	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,310	2,833	—	3,520	114	4,317	325
With An Allowance Recorded:
Commercial	100	100	13	100	2	100	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	172	172	48	86	—	57	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,549	1,452	258	1,460	16	1,361	32
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	1,821	1,724	319	1,646	18	1,518	36
Total	$8,131	$4,557	$319	$5,166	$132	$5,835	$361

	As of December 31, 2017			Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$703	$487	$—	$492	$—	$493	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	3,687	2,059	—	2,651	3	3,015	209
Nonfarm nonresidential	1,047	576	—	743	20	902	52
Residential real estate:
Multi-family	—	—	—	—	—	1,367	—
1-4 Family	4,293	2,787	—	3,127	20	3,055	28
Consumer	9	1	—	4	—	3	—
Agriculture	—	—	—	30	—	20	—
Other	—	—	—	—	—	—	—
Subtotal	9,739	5,910	—	7,047	43	8,855	289
With An Allowance Recorded:
Commercial	100	100	13	100	2	100	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	293	—	392	—
Nonfarm nonresidential	—	—	—	298	5	300	9
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,163	1,163	206	1,314	17	1,413	34
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	30	—	40	—
Other	—	—	—	—	—	—	—
Subtotal	1,263	1,263	219	2,035	24	2,245	47
Total	$11,002	$7,173	$219	$9,082	$67	$11,100	$336

Cash basis income recognized for the three and six months ended June 30, 2018 was $111,000 and $317,000, respectively, compared to $41,000 and $285,000 for the three and six months ended June 30, 2017, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2018 and December 31, 2017:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2018
Commercial Real Estate:
Farmland
Principal deferral	—	700	700
Nonfarm nonresidential
Rate reduction	189	—	189
Residential Real Estate:
1-4 Family
Rate reduction	727	—	727
Total TDRs	$916	$700	$1,616

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,362	1,362
Nonfarm nonresidential
Rate reduction	483	—	483
Residential Real Estate:
1-4 Family
Rate reduction	734	—	734
Total TDRs	$1,217	$1,829	$3,046

At June 30, 2018 and December 31, 2017, 57% and 40%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $107,000 and $122,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2018, and December 31, 2017, respectively. The Company has committed to lend no additional amounts as of June 30, 2018 and December 31, 2017 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three and six months ended June 30, 2018 or June 30, 2017. During the first six months of 2018 and 2017, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2018, and December 31, 2017:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(in thousands)

Commercial	$9	$487	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	1,169	2,059	—	—
Nonfarm nonresidential	75	93	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,916	2,817	—	—
Consumer	1	1	—	1
Agriculture	—	—	—	—
Other	—	—	—	—
Total	$3,170	$5,457	$—	$1

The following table presents the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2018
Commercial	$—	$—	$—	$9	$9
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	11	52	—	1,169	1,232
Nonfarm nonresidential	125	—	—	75	200
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	970	239	—	1,916	3,125
Consumer	28	—	—	1	29
Agriculture	—	247	—	—	247
Other	—	—	—	—	—
Total	$1,134	$538	$—	$3,170	$4,842

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2017
Commercial	$—	$—	$—	$487	$487
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	593	—	—	2,059	2,652
Nonfarm nonresidential	—	—	—	93	93
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	850	126	—	2,817	3,793
Consumer	30	45	—	1	76
Agriculture	5	—	1	—	6
Other	—	—	—	—	—
Total	$1,478	$171	$1	$5,457	$7,107

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2018, and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2018
Commercial	$123,814	$138	$—	$187	$—	$124,139
Commercial Real Estate:
Construction	79,608	—	—	—	—	79,608
Farmland	76,397	5,044	—	3,531	—	84,972
Nonfarm nonresidential	158,169	2,554	—	672	—	161,395
Residential Real Estate:
Multi-family	41,856	8,685	—	—	—	50,541
1-4 Family	170,837	2,583	115	4,785	—	178,320
Consumer	30,366	6	—	339	—	30,711
Agriculture	38,811	81	—	68	—	38,960
Other	588	—	—	—	—	588
Total	$720,446	$19,091	$115	$9,582	$—	$749,234

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2017
Commercial	$112,978	$84	$—	$709	$—	$113,771
Commercial Real Estate:
Construction	57,342	—	—	—	—	57,342
Farmland	76,563	7,607	—	4,150	—	88,320
Nonfarm nonresidential	152,004	2,906	—	1,814	—	156,724
Residential Real Estate:
Multi-family	47,121	9,467	—	—	—	56,588
1-4 Family	169,774	3,535	164	5,749	—	179,222
Consumer	18,042	306	—	91	—	18,439
Agriculture	38,654	1,810	—	690	—	41,154
Other	555	—	—	—	—	555
Total	$673,033	$25,715	$164	$13,203	$—	$712,115

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

Fair value of OREO is determined on an individual property basis. When foreclosed properties are acquired, management obtains a new appraisal of the subject property or has staff from the Bank’s special assets group evaluate the latest in-file appraisal in connection with the transfer to OREO. Updated appraisals are typically obtained within five quarters of the anniversary date of ownership unless a sale is imminent. Subsequent reductions in fair value are recorded as non-interest expense when a new appraisal indicates a decline in value or in cases where a marketing price is lowered below the appraised amount.

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2018	December 31, 2017
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$4,010	$4,335
Farmland	500	74
	$4,510	$4,409

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $94,000 and $616,000 at June 30, 2018 and December 31, 2017, respectively.

Activity relating to OREO during the six months ended June 30, 2018 and 2017 is as follows:

	For the Six Months Ended June 30,
	2018	2017
	(in thousands)
OREO Activity
OREO as of January 1	$4,409	$6,821
Real estate acquired	730	140
Valuation adjustment write-downs	(325)	—
Net gain on sales	50	65
Proceeds from sales of properties	(354)	(708)
OREO as of June 30	$4,510	$6,318

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands) (in thousands)
Net gain on sales	$(54)	$(27)	$(50)	$(65)
Valuation adjustment write-downs	265	—	325	—
Operating expense	26	24	44	46
Total	$237	$(3)	$319	$(19)

Note 5 – Deposits

The following table details deposits by category:

	June 30, 2018	December 31, 2017
	(in thousands)
Non-interest bearing	$136,553	$137,386
Interest checking	88,955	99,383
Money market	150,048	151,388
Savings	35,220	34,632
Certificates of deposit	435,454	424,235
Total	$846,230	$847,024

Time deposits of $250,000 or more were $28.6 million and $31.7 million at June 30, 2018 and December 31, 2017, respectively.

Scheduled maturities of total time deposits at June 30, 2018 for each of the next five years are as follows (in thousands):

Year 1	$246,092
Year 2	158,562
Year 3	13,752
Year 4	4,828
Year 5	12,220
$435,454

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Short term advances (fixed rates 1.93% to 2.05%) maturing July 2018 to August 2018	$70,000	$10,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,630	1,797
Total advances from the Federal Home Loan Bank	$71,630	$11,797

FHLB advances had weighted-average rates of 1.98% at June 30, 2018 and 1.48% at December 31, 2017. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2018 or 2017. The advances were collateralized by approximately $131.4 million and $130.9 million of first mortgage loans, under a blanket lien arrangement at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, our additional borrowing capacity with the FHLB was $19.4 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$70,173
Year 2	481
Year 3	738
Year 4	99
Year 5	93
Thereafter	46
$71,630

Note 7 – Senior Debt

The Company has a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. The lender retained a portion of the proceeds in escrow to service quarterly interest payments. At June 30, 2018, the escrow account had a balance of $612,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $750,000 through June 30, 2018, and not less than $2,500,000 thereafter, (ii) the Company must maintain a total risk based capital ratio at least equal to 9% of risk-weighted assets to June 30, 2018, and 10% thereafter, (iii) the Bank must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets to June 30, 2018, and 11% thereafter, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of June 30, 2018.

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

Financial assets measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurements at June 30, 2018 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$24,086	$—	$24,086	$—
Agency mortgage-backed: residential	82,903	—	82,903	—
Collateralized loan obligations	29,905	—	29,905	—
State and municipal	33,071	—	33,071	—
Corporate bonds	8,931	—	8,931	—
Total	$178,896	$—	$178,896	$—

		Fair Value Measurements at December 31, 2017 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$21,624	$—	$21,624	$—
Agency mortgage-backed: residential	64,965	—	64,965	—
Collateralized loan obligations	25,505	—	25,505	—
State and municipal	33,710	—	33,710	—
Corporate bonds	6,916	—	6,916	—
Total	$152,720	$—	$152,720	$—

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	124	—	—	124
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	1,194	—	—	1,194
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	4,010	—	—	4,010
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	500	—	—	500

Fair Value Measurements at December 31, 2017 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	957	—	—	957
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	4,335	—	—	4,335
Farmland	74	—	—	74
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.7 million at June 30, 2018 with a valuation allowance of $319,000, resulting in additional provision for loan losses of $37,000 and $91,000, respectively, for the three and six months ended June 30, 2018. Impaired loans had a carrying amount of $1.3 million with a valuation allowance of $228,000, resulting in no additional provision for loan losses for the three and six months ended June 30, 2017. At December 31, 2017, impaired loans had a carrying amount of $1.3 million, with a valuation allowance of $219,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4.5 million as of June 30, 2018, compared with $6.3 million at June 30, 2017 and $4.4 million at December 31, 2017. Write-downs of $265,000 and $325,000, respectively, were recorded on OREO for the three and six months ended June 30, 2018, compared to no write-downs for the six months ended June 30, 2017.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$1,194	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,010	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$957	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,409	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$40,547	$7,013	$33,534	$—	$40,547
Securities available for sale	178,896	—	178,896	—	178,896
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans, net	740,654	—	—	727,191	727,191
Accrued interest receivable	3,200	—	1,100	2,100	3,200
Financial liabilities
Deposits	$846,230	$136,553	$709,201	$—	$845,754
Federal Home Loan Bank advances	71,630	—	71,586	—	71,586
Junior subordinated debentures	21,000	—	—	15,271	15,271
Senior debt	10,000	—	—	9,788	9,788
Accrued interest payable	547	—	493	54	547

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$34,103	$8,137	$25,966	$—	$34,103
Securities available for sale	152,720	—	152,720	—	152,720
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	70	—	70	—	70
Loans, net	703,913	—	—	703,263	703,263
Accrued interest receivable	3,136	—	925	2,211	3,136
Financial liabilities
Deposits	$847,024	$137,386	$693,320	$—	$830,706
Federal Home Loan Bank advances	11,797	—	11,799	—	11,799
Subordinated capital notes	2,250	—	—	2,246	2,246
Junior subordinated debentures	21,000	—	—	19,090	19,090
Senior Debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,475	—	357	1,118	1,475

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

(c) Loans, Net

At June 30, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan’s balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

At December 31, 2017, fair values of loans, excluding loans held for sale, was estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans did not necessarily represent an exit price.

(d) Loans Held for Sale

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits

The fair values for non-interest bearing non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date resulting in a Level 1 classification. The carrying amounts of interest bearing non-maturity deposits approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for interest bearing time deposits are estimated using discounted cash flow calculations that utilize the contract rate of the deposits discounted at current market rates for like maturities resulting in a Level 2 classification.

(f) Other Borrowings

At June 30, 2018, fair values of FHLB advances are determined using an estimated exit price. Contractual cash flow estimates are projected for each advance utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price for FHLB advances is a Level 2 classification. At December 31, 2017, the fair values of FHLB advances were estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

At June 30, 2018, fair values of junior subordinated debentures and senior debt are determined using an estimated exit price. Contractual cash flow estimates are projected for each instrument utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates and credit risk. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price is a Level 3 classification. At December 31, 2017, the fair values of subordinated capital notes, junior subordinated debentures, and senior debt were estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$24,795	$25,645
Allowance for loan losses	1,802	1,723
OREO write-down	2,500	2,432
Alternative minimum tax credit carry-forward	346	692
Net assets from acquisitions	324	358
Net unrealized loss on securities	637	169
New market tax credit carry-forward	208	208
Nonaccrual loan interest	265	271
Accrued expenses	138	172
Deferred compensation	272	277
Other	203	241
	31,490	32,188

Deferred tax liabilities:
FHLB stock dividends	557	557
Fixed assets	67	68
Deferred loan costs	144	152
Other	99	98
	867	875
Net deferred tax asset	$30,623	$31,313

At June 30, 2018, the Company had net operating loss carryforwards (“NOLs”) of $118.1 million, which will begin to expire in 2031. As of June 30, 2018, a total of $346,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2018 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2018 or June 30, 2017 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, the Company adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of this plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights plan was extended in May 2018 to expire upon the earlier of (i) June 30, 2021, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of our common shares that could result in an ownership change under Section 382. The transfer restrictions were extended in May 2018 by shareholder vote and will expire on the earlier of (i) May 23, 2021, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if our Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of our NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2014.

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 329,871. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years.

Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2018 unvested shares issued was $629,000, or $13.93 per weighted-average share. The Company recorded $99,000 and $163,000 of stock-based compensation to salaries for the three and six months ended June 30, 2018, respectively, and $88,000 and $142,000 for the three and six months ended June 30, 2017, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $21,000 and $34,000 was recognized related to this expense during the three and six months ended June 30, 2018, respectively, and no deferred tax benefit during the three and six months ended June 30, 2017.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	142,334	$5.67	179,513	$4.89
Granted	45,129	13.93	37,865	9.64
Vested	(66,164)	5.39	(73,728)	5.75
Forfeited	—	—	(1,316)	9.35
Outstanding, ending	121,299	$8.89	142,334	$5.67

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2018 and beyond is estimated as follows (in thousands):

July 2018 – December 2018	$338
2019	258
2020	184
2021	66

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)

Net income	$1,983	$1,709	$3,917	$3,389
Less:
Earnings allocated to unvested shares	27	42	66	88
Net income available to common shareholders, basic and diluted	$1,956	$1,667	$3,851	$3,301

Basic
Weighted average common shares including unvested common shares outstanding	7,424,742	6,250,169	6,858,228	6,238,075
Less:
Weighted average unvested common shares	101,505	153,188	115,115	161,963
Weighted average common shares outstanding	7,323,237	6,096,981	6,743,113	6,076,112
Basic income per common share	$0.27	$0.27	$0.57	$0.54

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,323,237	6,096,981	6,743,113	6,076,112
Diluted income per common share	$0.27	$0.27	$0.57	$0.54

The Company had no outstanding stock options at June 30, 2018 or 2017. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at June 30, 2018 and 2017, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant is exercisable at the holder’s option through November 21, 2018.

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

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018:
Total risk-based capital (to risk- weighted assets)
Consolidated	$97,321	11.76%	$66,220	8.00%	N/A	N/A
Bank	101,397	12.26	66,143	8.00	$82,679	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	86,201	10.41	49,665	6.00	N/A	N/A
Bank	92,817	11.23	49,608	6.00	66,143	8.00
Total common equity Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	73,838	8.92	37,249	4.50	N/A	N/A
Bank	92,817	11.23	37,206	4.50	53,742	6.50
Tier 1 capital (to average assets)
Consolidated	86,201	8.70	39,612	4.00	N/A	N/A
Bank	92,817	9.37	39,604	4.00	49,505	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total risk-based capital (to risk- weighted assets)
Consolidated	$83,072	10.55%	$63,014	8.00%	N/A	N/A
Bank	91,305	11.61	62,938	8.00	$78,672	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	66,487	8.44	47,260	6.00	N/A	N/A
Bank	81,393	10.35	47,203	6.00	62,938	8.00
Total common equity Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	54,535	6.92	35,445	4.50	N/A	N/A
Bank	81,393	10.35	35,403	4.50	51,137	6.50
Tier 1 capital (to average assets)
Consolidated	66,487	7.11	37,392	4.00	N/A	N/A
Bank	81,393	8.70	37,421	4.00	46,777	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$10,036	$17,075	$27,349	$31,412
Unused lines of credit	8,193	55,967	11,034	57,727
Standby letters of credit	527	1,748	2,216	373

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $19.8 million at June 30, 2018 and December 31, 2017.

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

On October 17, 2014, the United States Attorney’s Office for the Eastern District of Virginia (the “DOJ”) notified the Bank that it was the subject of an investigation into possible violations of federal laws, including, among other things, possible violations related to false bank entries, bank fraud and securities fraud. The investigation concerned allegations that Bank personnel engaged in practices intended to delay or avoid disclosure of the Bank’s asset quality at the time of and following the United States Treasury’s purchase of preferred shares from the Company in November 2008. The Bank cooperated with all requests for information from DOJ and was informed during the second quarter of 2018 that it is no longer the subject of investigation.

Note 14 – Revenue from Contracts with Customers

The Company adopted ASC 606 using the full retrospective method. The adoption of ASC 606 for in-scope revenue streams did not result in a cumulative effect adjustment. Bank card interchange income and expenses were previously reported net in non-interest income. The income statement impact of adopting ASC 606 resulted in a reclassification adjustment of $139,000 and $263,000 related to the three and six months ended June 30, 2017, respectively, between bank card interchange income and deposit account related expense in order to report debit card interchange income gross and provide a comparable disclosure for 2018 and 2017 results. This reclassification adjustment had no impact on previously reported net income for the three or six months ended June 30, 2017.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $115,000 and $154,000 of revenue for the three and six months ended June 30, 2018, respectively, within the scope of ASC 606. Other non-interest income included approximately $245,000 and $336,000 of revenue for the three and six months ended June 30, 2017, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and six months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
●	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
●	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
●	Competitive product and pricing pressures;
●	Equity and fixed income market fluctuations;
●	Client bankruptcies and loan defaults;
●	Inflation;
●	Recession;
●	Natural disasters impacting Company operations;
●	Future acquisitions;
●	Integrations of acquired businesses;
●	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;
●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), our wholly owned subsidiary and the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of June 30, 2018, the Company had total assets of $1.04 billion, total loans of $749.2 million, total deposits of $846.2 million and stockholders’ equity of $86.4 million.

The Company reported net income of $2.0 million and $3.9 million for the three and six months ended June 30, 2018, compared with net income of $1.7 million and $3.4 million for the same periods of 2017. After allocating earnings to participating securities, net income available to common shareholders was $2.0 million and $3.9 million for the three and six months ended June 30, 2018, respectively, compared with net income available to common shareholders of $1.7 million and $3.3 million for the three and six months ended June 30, 2017, respectively.

Highlights for the six months ended June 30, 2018 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $77.4 million or 11.9% to $729.5 million for the six months ended June 30, 2018, compared with $652.1 million for the first six months of 2017. This resulted in an increase in interest revenue volume of approximately $1.9 million for the six months June 30, 2018 compared with the six months of 2017.

●

Net interest margin increased 11 basis points to 3.60% in the first six months of 2018 compared with 3.49% in the first six months of 2017. The cost of interest bearing liabilities increased from 0.79% in the first six months of 2017 to 1.05% in the first six months of 2018 as a result of increases in short-term interest rates during 2017 and 2018.

●

During the period, our improving trends in non-performing loans and loan risk categories continued. The Company recorded negative provision for loan losses expense of $150,000 during the first six months of 2018, compared to no provision for loan losses expense for the first six months of 2017. The negative provision was attributable to declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan recoveries were $528,000 for the first six months of 2018, compared to loan charge-offs of $82,000 for the first six months of 2017.

●

Non-performing loans decreased $2.3 million to $3.2 million at June 30, 2018, compared with $5.5 million at December 31, 2017. The decrease in non-performing loans was primarily due to $1.7 million in paydowns and $730,000 in loans moved to OREO which were partially offset by $307,000 in loans placed on nonaccrual.

●

Loans past due 30-59 days decreased from $1.5 million at December 31, 2017 to $1.1 million at June 30, 2018, and loans past due 60-89 days increased from $171,000 at December 31, 2017 to $538,000 at June 30, 2018. Total loans past due and nonaccrual loans decreased to $4.8 million at June 30, 2018, from $7.1 million at December 31, 2017.

●

Foreclosed properties were $4.5 million at June 30, 2018, compared with $4.4 million at December 31, 2017, and $6.3 million at June 30, 2017. During the first six months of 2018, the Company acquired $730,000 and sold $354,000 of OREO. Operating expenses, fair value write downs, and a net gain on sales totaled $319,000 for the first six months of 2018 compared to a net gain on sales, net of expenses, of $19,000 for the first six months of 2017.

●	The ratio of non-performing assets to total assets decreased to 0.74% at June 30, 2018, compared with 1.02% at December 31, 2017, and 1.47% at June 30, 2017.

●

Deposits were $846.2 million at June 30, 2018, compared with $847.0 million at December 31, 2017. Certificate of deposit balances increased $11.2 million during the first six months of 2018 to $435.5 million at June 30, 2018, from $424.2 million at December 31, 2017. Interest checking accounts decreased $10.4 million during the first six months of 2018 compared with December 31, 2017.

●

During the second quarter of 2018, the Company paid all deferred interest payments on the junior subordinated debentures totaling $1.5 million, bringing interest current through the second quarter of 2018.

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

●

On June 26, 2018, the Company completed the purchase and retirement of all of its issued and outstanding Series E and Series F Non-Voting Perpetual Preferred Shares for an aggregate price of $3.5 million paid in cash.  The Series E and Series F Shares had an aggregate liquidation preference of $10.5 million.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2017. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2018, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2018, compared with the same period of 2017:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)

Gross interest income	$10,585	$9,134	$1,451	15.9%
Gross interest expense	2,211	1,546	665	43.0
Net interest income	8,374	7,588	786	10.4
Provision (negative provision) for loan losses	(150)	—	(150)	100.0
Non-interest income	1,347	1,246	101	8.1
Non-interest expense	7,405	7,125	280	3.9
Net income before taxes	2,466	1,709	757	44.3
Income tax expense	483	—	483	100.0
Net income	1,983	1,709	274	16.1

Net income for the three months ended June 30, 2018 totaled $2.0 million, compared with $1.7 million for the comparable period of 2017. Net interest income increased $786,000 from the 2017 second quarter as a result of an increase in earning assets and an improvement in net interest margin. Net interest margin increased 15 basis points to 3.57% in the second quarter of 2018 compared with 3.42% in the second quarter of 2017. The increase in margin between periods was due in part to an increase in the yield of interest earning assets from 4.11% in the second quarter of 2017 to 4.51% in the second quarter of 2018. Average earning assets increased from $899.4 million for the second quarter of 2017 to $943.0 for the second quarter of 2018. Non-interest income increased by $101,000 to $1.347 million from $1.246 million in the second quarter of 2017 primarily due to an increase in bankcard interchange fees of $52,000 and an increase in service charge on deposit accounts of $43,000. Non-interest expense increased from $7.1 million in the second quarter of 2017 to $7.4 million in the second quarter of 2018 primarily due to increased OREO expense of $240,000 which was attributable to a reduction in marketing prices.

Tax expense was $483,000 for the three months ended June 30, 2018 compared to no tax expense for the comparable period 2017. The Company previously had a full valuation against its deferred tax asset and therefore, the effective tax rate was 0% for the three months ended June 30, 2017.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2018, compared with the same period of 2017:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)

Gross interest income	$20,600	$18,359	$2,241	12.2%
Gross interest expense	4,045	3,030	1,015	33.5
Net interest income	16,555	15,329	1,226	8.0
Provision (negative provision) for loan losses	(150)	—	(150)	100.0
Non-interest income	2,598	2,438	160	6.6
Non-interest expense	14,574	14,378	196	1.4
Net income before taxes	4,729	3,389	1,340	39.5
Income tax expense	812	—	812	100.0
Net income	3,917	3,389	528	15.6

Net income for the six months ended June 30, 2018 totaled $3.9 million, compared with net income of $3.4 million for the comparable period of 2017. Net interest income increased $1.2 million from the first six months of 2017 as a result of an increase in earning assets and an improvement in net interest margin. Net interest margin increased 11 basis points to 3.60% in the first six months of 2018 compared with 3.49% in the first six months of 2017. The increase in margin between periods was due to an increase in the yield on earning assets from 4.17% for the first six months of 2017 to 4.48% for the first six months of 2018. The cost of interest bearing liabilities increased from 0.79% for the first six months of 2017 to 1.05% for the first six months of 2018. Average earning assets increased from $895.9 million for the first six months of 2017 to $929.5 for the first six months of 2018. Non-interest income increased by $160,000 to $2.6 million from $2.4 million in the first six months of 2017 primarily due to an increase in bankcard interchange fees of $116,000 and an increase in service charges on deposit accounts of $110,000. Non-interest expense increased from $14.4 million in the first six months of 2017 to $14.6 million in the first six months of 2018 primarily due to an increase in OREO expense of $338,000 attributable to a reduction in marketing prices, a $114,000 increase in state franchise tax attributable to increasing capital, and an increase in occupancy expense of $110,000, partially offset by a decline in FDIC insurance of $378,000 reflecting the Bank’s lower risk profile.

Tax expense was $812,000 for the six months ended June 30, 2018 compared to no tax expense for the comparable period 2017. The Company previously had a full valuation against its deferred tax asset and therefore, the effective tax rate was 0% for the six months ended June 30, 2017.

Net Interest Income – Net interest income was $8.4 million for the three months ended June 30, 2018, an increase of $786,000, or 10.4%, compared with $7.6 million for the same period in 2017. Net interest spread and margin were 3.38% and 3.57%, respectively, for the second quarter of 2018, compared with 3.31% and 3.42%, respectively, for the second quarter of 2017. Net average non-accrual loans were $3.9 million and $7.5 million for the second quarters of 2018 and 2017, respectively.

Average loans receivable increased approximately $79.9 million for the second quarter of 2018 compared with the second quarter of 2017. This resulted in an increase in interest revenue of approximately $970,000 attributable to volume and an increase of $481,000 attributable to increasing interest rates for the quarter ended June 30, 2018, compared with the second quarter of 2017. Interest foregone on non-accrual loans totaled $74,000 for the second quarter of 2018, compared with $124,000 for the second quarter of 2017.

Net interest margin increased 15 basis points from 3.42% in the prior year second quarter to 3.57% for the second quarter of 2018. The yield on earning assets increased 40 basis points and rates paid on interest-bearing liabilities increased 33 basis points from the second quarter of 2017. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

Net interest income was $16.6 million for the six months ended June 30, 2018, an increase of $1.2 million, or 8.0%, compared with $15.3 million for the same period in 2017. Net interest spread and margin were 3.43% and 3.60%, respectively, for the first six months of 2018, compared with 3.38% and 3.49%, respectively, for the first six months of 2017. Net average non-accrual loans were $4.4 million and $8.1 million for the first six months of 2018 and 2017, respectively.

Average loans receivable increased approximately $77.4 million for the six months ended June 30, 2018 compared with the first six months of 2017. This resulted in an increase in interest revenue of approximately $1.9 million attributable to volume and an increase of $527,000 attributable to increasing in interest rates for the six months ended June 30, 2018 compared with the prior year period. Interest foregone on non-accrual loans totaled $162,000 for the six months ended June 30, 2018, compared with $262,000 for the six months ended June 30, 2017.

Net interest margin increased 11 basis points to 3.60% for the first six months of 2018 from 3.49% in the first six months of 2017. The yield on earning assets increased 31 basis points for the first six months of 2018 from the first six months of 2017, compared with an increase in rates paid on interest-bearing liabilities of 26 basis points between the two periods. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$734,709	$9,094	4.96%	$654,801	$7,643	4.68%
Securities
Taxable	161,232	1,198	2.98	176,640	1,168	2.65
Tax-exempt (3)	14,183	96	3.44	19,884	144	4.47
FHLB stock	7,323	104	5.70	7,323	86	4.71
Federal funds sold and other	25,576	93	1.46	40,745	93	0.92
Total interest-earning assets	943,023	10,585	4.51%	899,393	9,134	4.11%
Less: Allowance for loan losses	(8,886)			(8,944)
Non-interest earning assets	78,871			51,533
Total assets	$1,013,008			$941,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$429,123	$1,308	1.22%	$465,149	$1,071	0.92%
NOW and money market deposits	241,826	327	0.54	242,275	223	0.37
Savings accounts	35,965	14	0.16	36,118	15	0.17
FHLB advances	44,252	216	1.96	5,728	20	1.40
Junior subordinated debentures	21,957	248	4.53	23,921	217	3.64
Senior debt	10,000	98	3.93	—	—	—
Total interest-bearing liabilities	783,123	2,211	1.13%	773,191	1,546	0.80%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	135,843			126,596
Other liabilities	5,341			5,177
Total liabilities	924,307			904,964
Stockholders’ equity	88,701			37,018
Total liabilities and stockholders’ equity	$1,013,008			$941,982

Net interest income		$8,374			$7,588

Net interest spread			3.38%			3.31%
Net interest margin			3.57%			3.42%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $3.9 million and $7.5 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21% and 35% for 2018 and 2017, respectively.

The following table presents the average balance sheets for the six month periods ended June 30, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$729,485	$17,884	4.94%	$652,078	$15,472	4.78%
Securities
Taxable	152,585	2,141	2.83	176,378	2,282	2.61
Tax-exempt (3)	14,203	192	3.45	19,936	289	4.50
FHLB stock	7,323	210	5.78	7,323	169	4.65
Federal funds sold and other	25,872	173	1.35	40,147	147	0.74
Total interest-earning assets	929,468	20,600	4.48%	895,862	18,359	4.17%
Less: Allowance for loan losses	(8,611)			(8,943)
Non-interest earning assets	79,413			52,892
Total assets	$1,000,270			$939,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$425,703	$2,370	1.12%	$462,180	$2,090	0.91%
NOW and money market deposits	243,857	595	0.49	239,856	433	0.36
Savings accounts	35,446	28	0.16	35,521	30	0.17
FHLB advances	42,547	372	1.76	8,751	51	1.18
Junior subordinated debentures	22,595	486	4.34	24,034	426	3.57
Senior debt	10,000	194	3.91	—	—	—
Total interest-bearing liabilities	780,148	4,045	1.05%	770,342	3,030	0.79%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	133,742			124,336
Other liabilities	5,384			9,749
Total liabilities	919,274			904,427
Stockholders’ equity	80,996			35,384
Total liabilities and stockholders’ equity	$1,000,270			$939,811

Net interest income		$16,555			$15,329

Net interest spread			3.43%			3.38%

Net interest margin			3.60%			3.49%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $4.4 million and $8.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21% and 35% for 2018 and 2017, respectively.

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

	Three Months Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$481	$970	$1,451	$527	$1,885	$2,412
Securities	131	(149)	(18)	167	(405)	(238)
FHLB stock	18	—	18	41	—	41
Federal funds sold and other	43	(43)	—	91	(65)	26
Total increase (decrease) in interest income	673	778	1,451	826	1,415	2,241

Interest-bearing liabilities:
Certificates of deposit and other time deposits	325	(88)	237	455	(175)	280
NOW and money market accounts	104	—	104	155	7	162
Savings accounts	(1)	—	(1)	(2)	—	(2)
FHLB advances	11	185	196	37	284	321
Junior subordinated debentures	50	(19)	31	87	(27)	60
Senior debt	—	98	98	—	194	194
Total increase (decrease) in interest expense	489	176	665	732	283	1,015
Increase (decrease) in net interest income	$184	$602	$786	$94	$1,132	$1,226

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Service charges on deposit accounts	$591	$548	$1,159	$1,049
Bank card interchange fees	446	394	847	731
Income from bank owned life insurance	138	104	237	206
Net gain (loss) on sales and calls of securities	(6)	(5)	(6)	(5)
Other	178	205	361	457
Total non-interest income	$1,347	$1,246	$2,598	$2,438

Non-interest income for the second quarter of 2018 increased by $101,000, or 8.1%, compared with the second quarter of 2017. The increase in non-interest income for the second quarter of 2018 compared to the second quarter of 2017 was primarily driven by an increase in bankcard interchange fees of $52,000 due to an increase in transaction volume, as well as an increase in service charges on deposit accounts of $43,000. For the six months ended June 30, 2018, non-interest income increased by $160,000, or 6.6% to $2.6 million compared with $2.4 million for the same period of 2017. The increase in non-interest income between the six month comparative periods was primarily due to a $116,000 increase in bankcard interchange fees.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2018 and 2017:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Salary and employee benefits	$3,885	$3,803	$7,673	$7,750
Occupancy and equipment	880	844	1,775	1,665
Professional fees	222	241	427	544
Marketing expense	308	262	608	516
FDIC insurance	139	357	321	699
Data processing expense	307	318	631	610
State franchise and deposit tax	282	225	564	450
Deposit account related expenses	221	219	440	424
Other real estate owned expense	237	(3)	319	(19)
Litigation and loan collection expense	48	40	101	43
Other	876	819	1,715	1,696
Total non-interest expense	$7,405	$7,125	$14,574	$14,378

Non-interest expense for the second quarter ended June 30, 2018 increased $280,000, or 3.9%, compared with the second quarter of 2017. This increase was primarily due to an increase in OREO expense of $240,000 due to a reduction in marketing prices. For the six months ended June 30, 2018, non-interest expense increased $196,000, or 1.4% to $14.6 million compared with $14.4 million for the first six months of 2017. The increase in non-interest expense for the six months ended June 30, 2018 was primarily attributable to increases in OREO expenses of $338,000 due to a reduction in marketing prices, state franchise tax of $114,000 attributable to increasing capital, and occupancy and equipment of $110,000, partially offset by a decrease in FDIC insurance of $378,000 reflecting the Bank’s lower risk profile.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% for 2018 and 35% for 2017 applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)

Federal statutory rate times financial statement income	$518	$598	$993	$1,186
Effect of:
Valuation allowance	—	(518)	—	(937)
Tax-exempt income	(20)	(48)	(40)	(97)
Non-taxable life insurance income	(29)	(36)	(50)	(72)
Restricted stock vesting	(5)	(6)	(116)	(98)
Other, net	19	10	25	18
Total	$483	$—	$812	$—

The Company previously had a full valuation allowance against its net deferred tax asset and therefore, the effective tax rate was 0% for the six months ended June 30, 2017. During the fourth quarter of 2017, management concluded it was more-likely-than-not the asset would be utilized to reduce future taxes payable related to the future taxable income of the Company, and as such, reversed the valuation allowance and recorded an income tax benefit.

Analysis of Financial Condition

Total assets increased $69.7 million, or 7.2%, to $1.04 billion at June 30, 2018, from $970.8 million at December 31, 2017. This increase was primarily attributable to an increase in net loans of $36.7 million as well as an increase in securities available for sale of $26.2 million.

Loans Receivable – Loans receivable increased $37.1 million, or 5.2%, during the six months ended June 30, 2018 to $749.2 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $34.0 million, or 8.2% during the first six months of 2018 and comprised 60.1% of the loan portfolio at June 30, 2018.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$124,139	16.57%	$113,771	15.98%
Commercial Real Estate
Construction	79,608	10.63	57,342	8.05
Farmland	84,972	11.34	88,320	12.40
Nonfarm nonresidential	161,395	21.54	156,724	22.01
Residential Real Estate
Multi-family	50,541	6.74	56,588	7.94
1-4 Family	178,320	23.80	179,222	25.17
Consumer	30,711	4.10	18,439	2.59
Agriculture	38,960	5.20	41,154	5.78
Other	588	0.08	555	0.08
Total loans	$749,234	100.00%	$712,115	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2018		December 31, 2017
	Loans	% Total	Loans	% to Total
	(dollars in thousands)

Pass	$720,446	96.2%	$673,033	94.5%
Watch	19,091	2.5	25,715	3.6
Special Mention	115	0.0	164	0.0
Substandard	9,582	1.3	13,203	1.9
Doubtful	—	—	—	—
Total	$749,234	100.0%	$712,115	100.00%

Loans receivable increased $37.1 million, or 5.2%, during the six months ended June 30, 2018. Since December 31, 2017, the pass category increased approximately $47.4 million, the watch category decreased approximately $6.6 million, the special mention category decreased approximately $49,000, and the substandard category declined approximately $3.6 million. The $3.6 million decrease in loans classified as substandard was primarily driven by $8.6 million in principal payments received, $730,000 in loans transferred to OREO, and $269,000 in charge-offs, offset by $6.0 million in loans moved to substandard during the first six months of 2018.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2018	December 31, 2017
	(in thousands)
Past Due Loans:
30-59 Days	$1,134	$1,478
60-89 Days	538	171
90 Days and Over	—	1
Total Loans Past Due 30-90+ Days	1,672	1,650

Nonaccrual Loans	3,170	5,457
Total Past Due and Nonaccrual Loans	$4,842	$7,107

During the six months ended June 30, 2018, nonaccrual loans decreased by $2.3 million to $3.2 million. This decrease was due primarily to $1.7 million in paydowns, $730,000 in loans transferred to OREO, and $210,000 in charge-offs, offset by $307,000 in loans placed on nonaccrual status. During the six months ended June 30, 2018, loans past due 30-59 days decreased from $1.5 million at December 31, 2017 to $1.1 million at June 30, 2018. Loans past due 60-89 days increased from $171,000 at December 31, 2017 to $538,000 at June 30, 2018. This represents a $23,000 increase from December 31, 2017 to June 30, 2018 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(dollars in thousands)

Loans past due 90 days or more still on accrual	$—	$1
Loans on nonaccrual status	3,170	5,457
Total non-performing loans	3,170	5,458
Real estate acquired through foreclosure	4,510	4,409
Other repossessed assets	—	—
Total non-performing assets	$7,680	$9,867

Non-performing loans to total loans	0.42%	0.77%
Non-performing assets to total assets	0.74%	1.02%
Allowance for non-performing loans	$210	$108
Allowance for non-performing loans to non-performing loans	6.62%	1.98%

Nonperforming loans at June 30, 2018, were $3.2 million, or 0.42% of total loans, compared with $5.5 million, or 0.77% of total loans at December 31, 2017, and $6.5 million, or 0.99% of total loans at June 30, 2017.

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

At June 30, 2018, the Bank had three restructured loans totaling $1.6 million with borrowers who experienced deterioration in financial condition compared with six loans totaling $3.0 million at December 31, 2017. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At June 30, 2018, one loan totaling approximately $700,000 had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. At June 30, 2018, $916,000 of TDRs were performing according to their modified terms.

There were no modifications granted during the first six months of 2018 or during all of 2017 that resulted in loans being identified as TDRs. During the six months ended June 30, 2018, TDRs were reduced as a result of $768,000 in payments and $500,000 due to a transfer of a loan to OREO. See “Note 3 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

The following table sets forth information with respect to TDRs, non-performing loans, real estate acquired through foreclosure, and other repossessed assets.

	June 30, 2018	December 31, 2017
	(dollars in thousands)

Total non-performing loans	$3,170	$5,458
TDRs on accrual	916	1,217
Total non-performing loans and TDRs on accrual	$4,086	$6,675
Real estate acquired through foreclosure	4,510	4,409
Other repossessed assets	—	—
Total non-performing assets and TDRs on accrual	$8,596	$11,084

Total non-performing loans and TDRs on accrual to total loans	0.55%	0.94%
Total non-performing assets and TDRs on accrual to total assets	0.83%	1.14%

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2018 and 2017, and for the year ended December 31, 2017 follows:

					Year Ended
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2018	2017	2018	2017	2017
	(in thousands)
Balance at beginning of period	$8,526	$8,966	$8,202	$8,967	$8,967

Loans charged-off:
Real estate	266	192	286	513	750
Commercial	—	—	—	—	5
Consumer	7	20	34	25	51
Agriculture	12	95	12	95	95
Other	8	—	8	—	—
Total charge-offs	293	307	340	633	901

Recoveries
Real estate	464	165	550	449	714
Commercial	5	36	245	41	59
Consumer	16	19	50	44	115
Agriculture	—	2	11	9	33
Other	12	4	12	8	15
Total recoveries	497	226	868	551	936
Net charge-offs (recoveries)	(204)	81	(528)	82	(35)
Provision (negative provision) for loan losses	(150)	—	(150)	—	(800)
Balance at end of period	$8,580	$8,885	$8,580	$8,885	$8,202

Allowance for loan losses to period-end loans	1.15%	1.36%	1.15%	1.36%	1.15%
Net charge-offs (recoveries) to average loans	(0.11%)	0.05%	(0.16%)	0.03%	(0.01%)
Allowance for loan losses to non-performing loans	270.66%	136.50%	270.66%	136.50%	150.27%

Allowance for loan losses for loans individually evaluated for impairment	$319	$254	$319	$254	$219
Loans individually evaluated for impairment	4,557	8,273	4,557	8,273	7,173
Allowance for loan losses to loans individually evaluated for impairment	7.00%	3.07%	7.00%	3.07%	3.05%

Allowance for loan losses for loans collectively evaluated for impairment	$8,261	$8,631	$8,261	$8,631	$7,983
Loans collectively evaluated for impairment	744,677	646,665	744,677	646,665	704,942
Allowance for loan losses to loans collectively evaluated for impairment	1.11%	1.33%	1.11%	1.33%	1.13%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at June 30, 2018, remained consistent with December 31, 2017 at 1.15% and changed from 1.36% at June 30, 2017. The change in loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio driven by new loans underwritten with lower loss expectations, improving historical loss experience, improvement in risk grade classification metrics, and improved charge-off levels. The allowance for loan losses to non-performing loans was 270.66% at June 30, 2018, compared with 150.27% at December 31, 2017, and 136.50% at June 30, 2017. Net recoveries in the first six months of 2018 totaled $528,000 compared to net loan charge-offs of $82,000 in the first six months of 2017.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of our principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for non-performing loans to non-performing loans was 6.62% at June 30, 2018 compared with 1.98% at December 31, 2017, and 2.00% at June 30, 2017. The increase in this ratio from December 31, 2017 to June 30, 2018 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of June 30, 2018 and December 31, 2017.

	June 30, 2018		December 31, 2017
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$3,695	$4,303	$4,734	$5,456
Prior charge-offs	(2,262)	(1,288)	(2,099)	(1,506)

Recorded investment	1,433	3,015	2,635	3,950
Allocated allowance	(48)	(258)	—	(206)

Recorded investment, less allocated allowance	$1,385	$2,757	$2,635	$3,744

Recorded investment, less allocated allowance/ Unpaid principal balance	37.48%	64.07%	55.66%	68.62%

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 37.48% and 64.07% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2018.

Provision for Loan Losses – A negative provision for loan losses of $150,000 was recorded for the second quarter and first six months of 2018 and no provision was recorded for the same periods in 2017. This was a result of declining historical loss rates, net recoveries for the six-month period, improvements in asset quality, changes in the composition of the portfolio, and management’s assessment of risk within the portfolio. The pass category increased approximately $47.4 million, the watch category decreased approximately $6.6 million, the special mention category decreased approximately $49,000, and the substandard category declined approximately $3.6 million. Net recoveries were $528,000 for the six months ended June 30, 2018, compared with net charge-offs of $82,000 for the six months ended June 30, 2017. Management considers the size and volume of our portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2018 were $4.5 million compared with $6.3 million at June 30, 2017 and $4.4 million at December 31, 2017. See Note 4 – “Other Real Estate Owned,” to the financial statements. During the first six months of 2018, the Bank acquired $730,000 of OREO properties, and sold properties totaling approximately $354,000. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $319,000 for the six months ended June 30, 2018, compared to income of $19,000 after considering gains on sales and operating expenses for the six months ending June 30, 2017. During the six months ended June 30, 2018, fair value write-downs of $325,000 were recorded to reflect declines in fair value driven by reductions in marketing prices compared with no write-downs for the six months ended June 30, 2017.

Liabilities – Total liabilities at June 30, 2018 were $954.1 million compared with $898.1 million at December 31, 2017, an increase of $56.0 million, or 6.2%. This increase was primarily attributable to an increase in FHLB advances of $59.8 million, offset by a decrease in junior subordinated debentures of $2.3 million.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$133,742		$129,088
Interest checking	92,565	0.13%	101,980	0.13%
Money market	151,292	0.71	145,281	0.55
Savings	35,446	0.16	35,486	0.17
Certificates of deposit	425,703	1.12	452,443	0.93
Total deposits	$838,748	0.72%	$864,278	0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$396,691	1.11%	$419,816	0.92%
$250,000 or more	29,012	1.25%	32,627	1.01%
Total	$425,703	1.12%	$452,443	0.93%

The following table shows at June 30, 2018 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$1,558
Three months through six months	2,704
Six months through twelve months	10,059
Over twelve months	14,244
Total	$28,565

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

The Bank also borrows from the FHLB to supplement funding requirements. At June 30, 2018, the Bank had an unused borrowing capacity with the FHLB of $19.4 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on a secured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered deposits to supplement it’s funding strategy. At June 30, 2018, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, service junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At June 30, 2018, cash on hand totaled $6.3 million, of which, $612,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $13.7 million to $86.4 million at June 30, 2018, compared with $72.7 million at December 31, 2017 primarily due to the $14.9 million private placement of common stock completed during the first quarter of 2018, as well as current year net income of $3.9 million, offset by the $3.5 million repurchase of the Company’s series E and F preferred shares and the other comprehensive loss for the first six months of 2018 of $1.8 million.

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

On June 26, 2018, the Company completed the purchase and retirement of all of its issued and outstanding Series E and Series F Non-Voting Perpetual Preferred Shares for an aggregate price of $3.5 million paid in cash.  The Series E and Series F Shares had an aggregate liquidation preference of $10.5 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	June 30, 2018	December 31, 2017

Tier 1 Capital	6.0%	8.0%	11.23%	10.35%
Common equity Tier 1 capital	4.5	6.5	11.23	10.35
Total risk-based capital	8.0	10.0	12.26	11.61
Tier 1 leverage ratio	4.0	5.0	9.37	8.70

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 0.9% at both June 30, 2018 and December 31, 2017. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 1.6% at June 30, 2018, compared with an increase of 1.7% at December 31, 2017.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2018, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$520	1.57%
+ 100 basis points	287	0.87
- 100 basis points	(487)	(1.47)
- 200 basis points	(1,235)	(3.73)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, restated to reflect all amendments to date.

3.2	Amended and Restated Bylaws of the Company dated June 18, 2018, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated June 18, 2018.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018, incorporated by reference to Exhibit 4 of the Current Report on Form 8-K dated May 23, 2018.

10.1	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.2	Offer to Purchase Issued and Outstanding Series E Preferred Shares and Series F Preferred Shares dated June 25, 2018, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated June 25, 2018.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act if 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMESTONE BANCORP, INC.
(Registrant)

August 2, 2018	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 2, 2018	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer