Form 10-Q
period 2018-09-30
LIMESTONE BANCORP, INC.
filed 2018-11-02
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒
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

6,236,590 Common Shares and 1,220,000 Non-Voting Common Shares, no par value, were outstanding at October 31, 2018.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2018 and December 31, 2017

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2018

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$5,770	$8,137
Interest bearing deposits in banks	31,761	25,966
Cash and cash equivalents	37,531	34,103
Securities available for sale	184,870	152,720
Loans held for sale	—	70
Loans, net of allowance of $8,634 and $8,202, respectively	748,417	703,913
Premises and equipment, net	17,027	16,789
Other real estate owned	3,750	4,409
Federal Home Loan Bank stock	7,233	7,323
Bank owned life insurance	15,551	15,229
Deferred taxes, net	30,230	31,313
Accrued interest receivable and other assets	5,882	4,932
Total assets	$1,050,491	$970,801

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$135,561	$137,386
Interest bearing	738,465	709,638
Total deposits	874,026	847,024
Federal Home Loan Bank advances	51,591	11,797
Accrued interest payable and other liabilities	5,662	6,057
Subordinated capital note	—	2,250
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	962,279	898,128
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Preferred stock, no par
Series E - none and 6,198 issued and outstanding, respectively; Liquidation preference of $6.2 million	—	1,644
Series F - none and 4,304 issued and outstanding, respectively; Liquidation preference of $4.3 million	—	1,127
Total preferred stockholders’ equity	—	2,771
Common stock, no par, 39,000,000 shares authorized, 6,236,590 and 6,039,864 voting, and 1,220,000 and 220,000 non-voting issued and outstanding, respectively	140,639	125,729
Additional paid-in capital	24,097	24,497
Retained deficit	(68,641)	(75,108)
Accumulated other comprehensive loss	(7,883)	(5,216)
Total common stockholders’ equity	88,212	69,902
Total stockholders' equity	88,212	72,673
Total liabilities and stockholders’ equity	$1,050,491	$970,801

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Loans, including fees	$9,539	$8,021	$27,423	$23,493
Taxable securities	1,245	1,088	3,386	3,370
Tax exempt securities	95	143	287	432
Federal funds sold and other	241	194	624	510
	11,120	9,446	31,720	27,805
Interest expense
Deposits	2,130	1,324	5,123	3,877
Federal Home Loan Bank advances	233	13	605	64
Senior debt	98	97	292	97
Junior subordinated debentures	247	193	694	553
Subordinated capital note	—	32	39	98
	2,708	1,659	6,753	4,689
Net interest income	8,412	7,787	24,967	23,116
Provision (negative) provision for loan losses	(350)	—	(500)	—
Net interest income after provision for loan losses	8,762	7,787	25,467	23,116

Non-interest income
Service charges on deposit accounts	608	568	1,767	1,617
Bank card interchange fees	411	387	1,258	1,118
Income from bank owned life insurance	100	103	337	309
Net gain (loss) on sales and calls of investment securities	—	—	(6)	(5)
Other	390	266	751	723
	1,509	1,324	4,107	3,762
Non-interest expense
Salaries and employee benefits	3,893	3,683	11,566	11,433
Occupancy and equipment	896	836	2,671	2,501
Professional fees	186	232	613	776
Marketing expense	259	364	867	880
FDIC Insurance	118	356	439	1,055
Data processing expense	281	321	912	931
State franchise and deposit tax	282	225	846	675
Deposit account related expense	213	222	653	646
Other real estate owned expense	271	111	590	92
Litigation and loan collection expense	61	78	162	121
Other	770	889	2,485	2,585
	7,230	7,317	21,804	21,695
Income before income taxes	3,041	1,794	7,770	5,183
Income tax expense	604	—	1,416	—
Net income	2,437	1,794	6,354	5,183
Basic and diluted income per common share	$0.33	$0.29	$0.90	$0.83

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$2,437	$1,794	$6,354	$5,183
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(1,006)	(280)	(3,234)	1,783
Amortization during the period of net unrealized loss transferred to held to maturity	—	32	—	98
Net unrealized gain (loss) recognized in comprehensive income	(1,006)	(248)	(3,234)	1,881
Tax effect	211	—	680	—
Other comprehensive income (loss)	(795)	(248)	(2,554)	1,881

Comprehensive income	$1,642	$1,546	$3,800	$7,064

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Nine Months Ended September 30, 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Issuance of unvested stock	—	—	46,726	—	46,726	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	334	—	—	334
Net income	—	—	—	—	—	—	—	—	—	6,354	—	6,354
Reclassification of disproportionate tax effect
due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other	—	—	—	—	—	—	—	—	—	—	(2,554)	(2,554)
comprehensive income, net of taxes
Balances, September 30, 2018	—	—	6,236,590	1,220,000	7,456,590	$—	$—	$140,639	$24,097	$(68,641)	$(7,883)	$88,212

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2018 and 2017

(dollars in thousands)

	2018	2017
Cash flows from operating activities
Net income	$6,354	$5,183
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	739	896
Provision (negative provision) for loan losses	(500)	—
Net amortization on securities	669	931
Stock-based compensation expense	334	271
Deferred taxes, net	1,762	—
Net gain on sales of loans held for sale	(1)	(39)
Origination of loans for sale	—	(2,179)
Proceeds from sales of loans held for sale	71	2,218
Net gain on sales of other real estate owned	(72)	(75)
Net write-down of other real estate owned	585	98
Net (gain) loss on sale of premises and equipment	(46)	—
Net realized loss on sales and calls of investment securities	6	5
Earnings on bank owned life insurance, net of premium expense	(322)	(293)
Net change in accrued interest receivable and other assets	(950)	1,929
Net change in accrued interest payable and other liabilities	(395)	(10,183)
Net cash from operating activities	8,234	(1,238)

Cash flows from investing activities
Purchases of available for sale securities	(58,965)	(15,340)
Proceeds from sales and calls of available for sale securities	6,054	2,000
Proceeds from maturities and prepayments of available for sale securities	16,852	17,480
Proceeds from calls of held to maturity securities	—	47
Proceeds from maturities of held to maturity securities	—	145
Proceeds from redemptions of Federal Home Loan Bank stock	90	—
Proceeds from sale of other real estate owned	876	738
Net change in loans	(44,823)	(43,590)
Proceeds from sale of premises and equipment	141	328
Purchases of premises and equipment	(982)	(153)
Net cash from investing activities	(80,757)	(38,345)

Cash flows from financing activities
Net change in deposits	27,002	16,922
Payments of Federal Home Loan Bank advances	(85,206)	(30,611)
Advances from Federal Home Loan Bank	125,000	25,000
Payments of subordinated capital note	(2,250)	(675)
Proceeds from senior debt	—	10,000
Proceeds from issuance of common stock	14,910	—
Redemption of preferred stock	(3,505)	—
Net cash from financing activities	75,951	20,636
Net change in cash and cash equivalents	3,428	(18,947)
Beginning cash and cash equivalents	34,103	66,316
Ending cash and cash equivalents	$37,531	$47,369

Supplemental cash flow information:
Interest paid	$7,631	$4,140
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$730	$270

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of non-financial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented in non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, bank card interchange income, and the sale of OREO. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance became effective for the Company on January 1, 2018. The impact of adopting this new guidance did not have a material impact on the consolidated financial statements, but did result in additional disclosures, which have been incorporated into “Note 14 – Revenue from Contracts with Customers.”

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

In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s current lease agreements, the impact of adopting the new guidance on the consolidated financial statements will not have a material impact on the consolidated financial statements.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2018
Available for sale
U.S. Government and federal agency	$23,762	$—	$(1,112)	$22,650
Agency mortgage-backed: residential	88,526	79	(2,793)	85,812
Collateralized loan obligations	34,908	4	(36)	34,876
State and municipal	32,835	194	(381)	32,648
Corporate bonds	8,877	32	(25)	8,884
Total available for sale	$188,908	$309	$(4,347)	$184,870

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$22,105	$2	$(483)	$21,624
Agency mortgage-backed: residential	65,935	117	(1,087)	64,965
Collateralized loan obligations	25,343	182	(20)	25,505
State and municipal	33,303	508	(101)	33,710
Corporate bonds	6,838	78	—	6,916
Total available for sale	$153,524	$887	$(1,691)	$152,720

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Proceeds	$—	$2,000	$6,054	$2,047
Gross gains	—	—	—	—
Gross losses	—	—	6	5

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	September 30, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$25,700	$25,720
One to five years	55,798	54,962
Five to ten years	15,877	15,370
Beyond ten years	3,007	3,006
Agency mortgage-backed: residential	88,526	85,812
Total	$188,908	$184,870

Securities pledged at September 30, 2018 and December 31, 2017 had carrying values of approximately $55.7 million and $76.8 million, respectively, and were pledged to secure public deposits.

At September 30, 2018 and December 31, 2017, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.2 million and $15.4 million, respectively. At September 30, 2018 and December 31, 2017, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2018, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2018
Available for sale
U.S. Government and federal agency	$7,191	$(206)	$15,459	$(906)	$22,650	$(1,112)
Agency mortgage-backed: residential	50,542	(1,172)	27,602	(1,621)	78,144	(2,793)
Collateralized loan obligations	25,808	(36)	—	—	25,808	(36)
State and municipal	18,591	(381)	—	—	18,591	(381)
Corporate bonds	1,975	(25)	—	—	1,975	(25)
Total temporarily impaired	$104,107	$(1,820)	$43,061	$(2,527)	$147,168	$(4,347)

December 31, 2017
Available for sale
U.S. Government and federal agency	$5,788	$(97)	$14,121	$(386)	$19,909	$(483)
Agency mortgage-backed: residential	21,104	(172)	27,158	(915)	48,262	(1,087)
Collateralized loan obligations	6,038	(20)	—	—	6,038	(20)
State and municipal	7,492	(101)	—	—	7,492	(101)
Total temporarily impaired	$40,422	$(390)	$41,279	$(1,301)	$81,701	$(1,691)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Commercial	$125,699	$113,771
Commercial Real Estate:
Construction	83,368	57,342
Farmland	83,917	88,320
Nonfarm nonresidential	163,346	156,724
Residential Real Estate:
Multi-family	46,144	56,588
1-4 Family	173,674	179,222
Consumer	40,242	18,439
Agriculture	40,144	41,154
Other	517	555
Subtotal	757,051	712,115
Less: Allowance for loan losses	(8,634)	(8,202)
Loans, net	$748,417	$703,913

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018 and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2018:
Beginning balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580
Provision (negative provision)	65	(48)	(393)	21	5	–	(350)
Loans charged off	(50)	–	(78)	(15)	–	–	(143)
Recoveries	10	295	231	9	2	–	547
Ending balance	$1,158	$4,481	$2,538	$81	$374	$2	$8,634

September 30, 2017:
Beginning balance	$956	$4,223	$3,317	$53	$335	$1	$8,885
Provision (negative provision)	(41)	206	(147)	(31)	15	(2)	–
Loans charged off	(5)	–	(57)	(5)	–	–	(67)
Recoveries	3	9	103	25	16	3	159
Ending balance	$913	$4,438	$3,216	$42	$366	$2	$8,977

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2018 and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	61	(68)	(557)	7	60	(3)	(500)
Loans charged off	(50)	(198)	(166)	(49)	(12)	(8)	(483)
Recoveries	255	715	361	59	13	12	1,415
Ending balance	$1,158	$4,481	$2,538	$81	$374	$2	$8,634

September 30, 2017:
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	399	(791)	134	(5)	274	(11)	–
Loans charged off	(5)	(58)	(512)	(30)	(95)	–	(700)
Recoveries	44	393	168	69	25	11	710
Ending balance	$913	$4,438	$3,216	$42	$366	$2	$8,977

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$46	$190	$–	$–	$–	$236
Collectively evaluated for impairment	1,158	4,435	2,348	81	374	2	8,398
Total ending allowance balance	$1,158	$4,481	$2,538	$81	$374	$2	$8,634

Loans:
Loans individually evaluated for impairment	$56	$1,377	$2,371	$–	$–	$–	$3,804
Loans collectively evaluated for impairment	125,643	329,254	217,447	40,242	40,144	517	753,247
Total ending loans balance	$125,699	$330,631	$219,818	$40,242	$40,144	$517	$757,051

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2018 and December 31, 2017 and for the nine months ended September 30, 2018 and 2017:

	As of September 30, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$122	$56	$—	$33	$—	$143	$1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	2,753	952	—	974	27	1,423	308
Nonfarm nonresidential	714	255	—	259	11	343	19
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,761	1,619	—	1,591	116	2,048	151
Consumer	8	—	—	—	—	1	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,358	2,882	—	2,857	154	3,958	479
With An Allowance Recorded:
Commercial	—	—	—	50	—	75	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	170	170	46	171	—	86	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	752	752	190	1,102	—	1,208	32
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	922	922	236	1,323	—	1,369	36
Total	$7,280	$3,804	$236	$4,180	$154	$5,327	$515

	As of December 31, 2017			Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$703	$487	$—	$499	$—	$497	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	3,687	2,059	—	2,336	—	2,800	209
Nonfarm nonresidential	1,047	576	—	311	1	752	53
Residential real estate:
Multi-family	—	—	—	—	—	1,025	—
1-4 Family	4,293	2,787	—	2,879	22	2,909	50
Consumer	9	1	—	—	2	2	2
Agriculture	—	—	—	60	1	30	1
Other	—	—	—	—	—	—	—
Subtotal	9,739	5,910	—	6,085	26	8,015	315
With An Allowance Recorded:
Commercial	100	100	13	100	1	100	5
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	294	—
Nonfarm nonresidential	—	—	—	294	5	298	14
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,163	1,163	206	1,412	17	1,465	51
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	30	—
Other	—	—	—	—	—	—	—
Subtotal	1,263	1,263	219	1,806	23	2,187	70
Total	$11,002	$7,173	$219	$7,891	$49	$10,202	$385

Cash basis income recognized for the three and nine months ended September 30, 2018 was $93,000 and $410,000, respectively, compared to $24,000 and $309,000 for the three and nine months ended September 30, 2017, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2018 and December 31, 2017:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2018
Commercial Real Estate:
Farmland
Principal deferral	—	700	700
Nonfarm nonresidential
Rate reduction	186	—	186
Residential Real Estate:
1-4 Family
Rate reduction	724	—	724
Total TDRs	$910	$700	$1,610

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,362	1,362
Nonfarm nonresidential
Rate reduction	483	—	483
Residential Real Estate:
1-4 Family
Rate reduction	734	—	734
Total TDRs	$1,217	$1,829	$3,046

At September 30, 2018 and December 31, 2017, 57% and 40%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $162,000 and $122,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2018, and December 31, 2017, respectively. The Company has committed to lend no additional amounts as of September 30, 2018 and December 31, 2017 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three or nine months ended September 30, 2018 or September 30, 2017. During the first nine months of 2018 and 2017, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2018, and December 31, 2017:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(in thousands)

Commercial	$56	$487	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	1,122	2,059	—	—
Nonfarm nonresidential	69	93	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,445	2,817	—	—
Consumer	—	1	—	—
Agriculture	—	—	—	1
Other	—	—	—	—
Total	$2,692	$5,457	$—	$1

The following table presents the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2018
Commercial	$—	$—	$—	$56	$56
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	369	372	—	1,122	1,863
Nonfarm nonresidential	128	—	—	69	197
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	808	147	—	1,445	2,400
Consumer	43	8	—	—	51
Agriculture	144	402	—	—	546
Other	—	—	—	—	—
Total	$1,492	$929	$—	$2,692	$5,113

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2017
Commercial	$—	$—	$—	$487	$487
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	593	—	—	2,059	2,652
Nonfarm nonresidential	—	—	—	93	93
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	850	126	—	2,817	3,793
Consumer	30	45	—	1	76
Agriculture	5	—	1	—	6
Other	—	—	—	—	—
Total	$1,478	$171	$1	$5,457	$7,107

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of September 30, 2018, and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2018
Commercial	$125,392	$180	$—	$127	$—	$125,699
Commercial Real Estate:
Construction	83,368	—	—	—	—	83,368
Farmland	77,827	2,796	—	3,294	—	83,917
Nonfarm nonresidential	160,671	2,017	—	658	—	163,346
Residential Real Estate:
Multi-family	40,992	5,152	—	—	—	46,144
1-4 Family	167,620	1,965	114	3,975	—	173,674
Consumer	39,890	23	—	329	—	40,242
Agriculture	39,916	181	—	47	—	40,144
Other	517	—	—	—	—	517
Total	$736,193	$12,314	$114	$8,430	$—	$757,051

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2017
Commercial	$112,978	$84	$—	$709	$—	$113,771
Commercial Real Estate:
Construction	57,342	—	—	—	—	57,342
Farmland	76,563	7,607	—	4,150	—	88,320
Nonfarm nonresidential	152,004	2,906	—	1,814	—	156,724
Residential Real Estate:
Multi-family	47,121	9,467	—	—	—	56,588
1-4 Family	169,774	3,535	164	5,749	—	179,222
Consumer	18,042	306	—	91	—	18,439
Agriculture	38,654	1,810	—	690	—	41,154
Other	555	—	—	—	—	555
Total	$673,033	$25,715	$164	$13,203	$—	$712,115

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2018	December 31, 2017
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,750	$4,335
Farmland	—	74
	$3,750	$4,409

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $813,000 and $616,000 at September 30, 2018 and December 31, 2017, respectively.

Activity relating to OREO during the nine months ended September 30, 2018 and 2017 is as follows:

	For the Nine Months Ended September 30,
	2018	2017
	(in thousands)
OREO Activity
OREO as of January 1	$4,409	$6,821
Real estate acquired	730	270
Valuation adjustment write-downs	(585)	(98)
Net gain on sales	72	75
Proceeds from sales of properties	(876)	(738)
OREO as of September 30	$3,750	$6,330

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net gain on sales	$(22)	$(10)	$(72)	$(75)
Valuation adjustment write-downs	260	98	585	98
Operating expense	33	23	77	69
Total	$271	$111	$590	$92

Note 5 – Deposits

The following table details deposits by category:

	September 30, 2018	December 31, 2017
	(in thousands)
Non-interest bearing	$135,561	$137,386
Interest checking	87,407	99,383
Money market	159,499	151,388
Savings	34,320	34,632
Certificates of deposit	457,239	424,235
Total	$874,026	$847,024

Time deposits of $250,000 or more were $29.2 million and $31.7 million at September 30, 2018 and December 31, 2017, respectively.

Scheduled maturities of total time deposits at September 30, 2018 for each of the next five years are as follows (in thousands):

Year 1	$233,009
Year 2	200,558
Year 3	6,832
Year 4	6,714
Year 5	10,126
$457,239

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)

Short term advances (fixed rates 2.18% to 2.29%) maturing October 2018	$50,000	$10,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,591	1,797
Total advances from the Federal Home Loan Bank	$51,591	$11,797

FHLB advances had a weighted-average rate of 2.24% at September 30, 2018 and 1.48% at December 31, 2017. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2018 or 2017. The advances were collateralized by approximately $127.4 million and $130.9 million of first mortgage loans, under a blanket lien arrangement at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, our additional borrowing capacity with the FHLB was $41.1 million.

Scheduled principal payments on FHLB advances during the next five years and thereafter (in thousands):

Advances
Year 1	$50,174
Year 2	476
Year 3	728
Year 4	100
Year 5	77
Thereafter	36
$51,591

Note 7 – Senior Debt

The Company has a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. The lender retained a portion of the proceeds in escrow to service quarterly interest payments. At September 30, 2018, the escrow account had a balance of $514,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $750,000 through June 30, 2018, and not less than $2,500,000 thereafter, (ii) the Company must maintain a total risk based capital ratio at least equal to 9% of risk-weighted assets to June 30, 2018, and 10% thereafter, (iii) the Bank must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets to June 30, 2018, and 11% thereafter, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of September 30, 2018.

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

Other Real Estate Owned (OREO): OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal evaluation less estimated cost to sell. Quarterly evaluations of OREO for impairment are driven by property type. For smaller dollar single family homes, management consults with staff from the Bank’s special assets group as well as external realtors and appraisers. Based on these consultations, management determines asking prices for OREO properties being marketed for sale. If the internally evaluated fair value or asking price is below the recorded investment in the property, appropriate write-downs are taken.

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

Financial assets measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 are summarized below:

		Fair Value Measurements at September 30, 2018 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$22,650	$—	$22,650	$—
Agency mortgage-backed: residential	85,812	—	85,812	—
Collateralized loan obligations	34,876	—	34,876	—
State and municipal	32,648	—	32,648	—
Corporate bonds	8,884	—	8,884	—
Total	$184,870	$—	$184,870	$—

		Fair Value Measurements at December 31, 2017 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$21,624	$—	$21,624	$—
Agency mortgage-backed: residential	64,965	—	64,965	—
Collateralized loan obligations	25,505	—	25,505	—
State and municipal	33,710	—	33,710	—
Corporate bonds	6,916	—	6,916	—
Total	$152,720	$—	$152,720	$—

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	124	—	—	124
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	562	—	—	562
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction	3,750	—	—	3,750
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2017 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	957	—	—	957
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	4,335	—	—	4,335
Farmland	74	—	—	74
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $922,000 at September 30, 2018 with a valuation allowance of $236,000, resulting in no additional provision for loan losses for the three months ended September 30, 2018 and an additional provision for loan losses of $18,000 for the nine months ended September 30, 2018. Impaired loans had a carrying amount of $1.7 million at September 30, 2017 with a valuation allowance of $399,000, resulting in additional provision for loan losses of $171,000 and $29,000, respectively, for the three and nine months ended September 30, 2017. At December 31, 2017, impaired loans had a carrying amount of $1.3 million, with a valuation allowance of $219,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.8 million as of September 30, 2018, compared with $6.3 million at September 30, 2017 and $4.4 million at December 31, 2017. Write-downs of $260,000 and $585,000 were recorded on OREO for the three and nine months ended September 30, 2018, compared to write-downs of $98,000 for the three and nine months ended September 30, 2017, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$562	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$3,750	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$957	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,409	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$37,531	$5,770	$31,761	$—	$37,531
Securities available for sale	184,870	—	184,870	—	184,870
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	748,417	—	—	733,877	733,877
Accrued interest receivable	3,707	—	1,119	2,588	3,707
Financial liabilities
Deposits	$874,026	$135,561	$737,570	$—	$873,131
Federal Home Loan Bank advances	51,591	—	51,549	—	51,549
Junior subordinated debentures	21,000	—	—	16,344	16,344
Senior debt	10,000	—	—	9,908	9,908
Accrued interest payable	597	—	544	53	597

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$34,103	$8,137	$25,966	$—	$34,103
Securities available for sale	152,720	—	152,720	—	152,720
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	70	—	70	—	70
Loans, net	703,913	—	—	703,263	703,263
Accrued interest receivable	3,136	—	925	2,211	3,136
Financial liabilities
Deposits	$847,024	$137,386	$693,320	$—	$830,706
Federal Home Loan Bank advances	11,797	—	11,799	—	11,799
Subordinated capital notes	2,250	—	—	2,246	2,246
Junior subordinated debentures	21,000	—	—	19,090	19,090
Senior Debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,475	—	357	1,118	1,475

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

(c) Loans, Net

At September 30, 2018, fair values of loans, excluding loans held for sale, are determined using an estimated exit price. Contractual cash flow estimates are projected using a loan’s balance, interest rate, repricing characteristics, maturity and payment amounts. Loans are grouped into homogenous pools for valuation purposes based on type and credit risk metrics. Contractual cash flows are adjusted for potential prepayment estimates, as well as potential defaults over the expected life of each pool. A discount rate is determined based upon current financial conditions and the nature of the cash flow forecast. The resulting exit price for the portfolio is a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously.

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

(f) Other Borrowings

At September 30, 2018, fair values of FHLB advances are determined using an estimated exit price. Contractual cash flow estimates are projected for each advance utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price for FHLB advances is a Level 2 classification. At December 31, 2017, the fair values of FHLB advances were estimated using discounted cash flow analyses based on the current borrowing rates resulting in a Level 2 classification.

At September 30, 2018, fair values of junior subordinated debentures and senior debt are determined using an estimated exit price. Contractual cash flow estimates are projected for each instrument utilizing contractual interest rates, repricing characteristics, maturities and payment amounts. Contractual cash flows are adjusted for potential prepayment estimates and credit risk. A discount rate is determined based upon current market conditions and the nature of the cash flow forecast. The resulting exit price is a Level 3 classification. At December 31, 2017, the fair values of subordinated capital notes, junior subordinated debentures, and senior debt were estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification based on the level of the asset or liability with which the accrual is associated.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$24,079	$25,645
Allowance for loan losses	1,813	1,723
OREO write-down	2,555	2,432
Alternative minimum tax credit carry-forward	346	692
Net assets from acquisitions	307	358
Net unrealized loss on securities	848	169
New market tax credit carry-forward	208	208
Nonaccrual loan interest	234	271
Accrued expenses	204	172
Deferred compensation	269	277
Other	241	241
	31,104	32,188

Deferred tax liabilities:
FHLB stock dividends	557	557
Fixed assets	77	68
Deferred loan costs	141	152
Other	99	98
	874	875
Net deferred tax asset	$30,230	$31,313

At September 30, 2018, the Company had net operating loss carryforwards (“NOLs”) of $114.7 million, which will begin to expire in 2031. As of September 30, 2018, a total of $346,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2018 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2018 or September 30, 2017 related to unrecognized tax benefits.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2015.

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 328,274. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years.

Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2018 unvested shares issued was $654,000, or $13.99 per weighted-average share. The Company recorded $171,000 and $334,000 of stock-based compensation to salaries and employee benefits for the three and nine months ended September 30, 2018, respectively, and $129,000 and $271,000 for the three and nine months ended September 30, 2017, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $36,000 and $70,000 was recognized related to this expense during the three and nine months ended September 30, 2018, respectively, and no deferred tax benefit during the three and nine months ended September 30, 2017.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	142,334	$5.67	179,513	$4.89
Granted	46,726	13.99	37,865	9.64
Vested	(66,164)	5.39	(73,728)	5.75
Forfeited	—	—	(1,316)	9.35
Outstanding, ending	122,896	$8.98	142,334	$5.67

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2018 and beyond is estimated as follows (in thousands):

October 2018 – December 2018	$190
2019	259
2020	185
2021	67

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)

Net income	$2,437	$1,794	$6,354	$5,183
Less:
Earnings allocated to unvested shares	40	45	105	133
Net income available to common shareholders, basic and diluted	$2,397	$1,749	$6,249	$5,050

Basic
Weighted average common shares including unvested common shares outstanding	7,455,316	6,259,864	7,059,472	6,245,418
Less:
Weighted average unvested common shares	122,097	157,412	117,060	160,825
Weighted average common shares outstanding	7,333,219	6,102,452	6,942,412	6,084,593
Basic income per common share	$0.33	$0.29	$0.90	$0.83

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,333,219	6,102,452	6,942,412	6,084,593
Diluted income per common share	$0.33	$0.29	$0.90	$0.83

The Company had no outstanding stock options at September 30, 2018 or 2017. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at September 30, 2018 and 2017, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant is exercisable at the holder’s option through November 21, 2018.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The capital conservation buffer for 2018 is 1.875% and 1.25% for 2017. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Company and the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018:
Total risk-based capital (to risk-weighted assets)
Consolidated	$100,936	12.07%	$66,910	8.00%	N/A	N/A
Bank	105,243	12.60	66,836	8.00	$83,545	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	90,555	10.83	50,183	6.00	N/A	N/A
Bank	96,609	11.56	50,127	6.00	66,836	8.00
Total common equity Tier 1 risk-based capital (to risk-weighted assets)
Consolidated	77,013	9.21	37,637	4.50	N/A	N/A
Bank	96,609	11.56	37,595	4.50	54,304	6.50
Tier 1 capital (to average assets)
Consolidated	90,555	8.91	40,638	4.00	N/A	N/A
Bank	96,609	9.51	40,622	4.00	50,778	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total risk-based capital (to risk- weighted assets)
Consolidated	$83,072	10.55%	$63,014	8.00%	N/A	N/A
Bank	91,305	11.61	62,938	8.00	$78,672	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	66,487	8.44	47,260	6.00	N/A	N/A
Bank	81,393	10.35	47,203	6.00	62,938	8.00
Total common equity Tier 1 risk- based capital (to risk-weighted assets)
Consolidated	54,535	6.92	35,445	4.50	N/A	N/A
Bank	81,393	10.35	35,403	4.50	51,137	6.50
Tier 1 capital (to average assets)
Consolidated	66,487	7.11	37,392	4.00	N/A	N/A
Bank	81,393	8.70	37,421	4.00	46,777	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$6,609	$11,436	$27,349	$31,412
Unused lines of credit	5,505	63,887	11,034	57,727
Standby letters of credit	542	1,749	2,216	373

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank is party to risk participation agreements, which had notional amounts totaling $26.6 million at September 30, 2018 and $19.8 million at December 31, 2017. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At September 30, 2018 and December 31, 2017, the fair value of the risk participation agreements were $26.6 million and $19.8 million, respectively.

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

Note 14 – Revenue from Contracts with Customers

The Company adopted ASC 606 using the full retrospective method. The adoption of ASC 606 for in-scope revenue streams did not result in a cumulative effect adjustment. Bank card interchange income and expenses were previously reported net in non-interest income. The income statement impact of adopting ASC 606 resulted in a reclassification adjustment of $142,000 and $405,000 related to the three and nine months ended September 30, 2017, respectively, between bank card interchange income and deposit account related expense in order to report debit card interchange income gross and provide a comparable disclosure for 2018 and 2017 results. This reclassification adjustment had no impact on previously reported net income for the three or nine months ended September 30, 2017.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $301,000 and $546,000 of revenue for the three and nine months ended September 30, 2018, respectively, within the scope of ASC 606. Other non-interest income included approximately $195,000 and $531,000 of revenue for the three and nine months ended September 30, 2017, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and nine months is excluded from the scope of ASC 606.

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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), our wholly owned subsidiary and the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of September 30, 2018, the Company had total assets of $1.05 billion, total loans of $757.1 million, total deposits of $874.0 million and stockholders’ equity of $88.2 million.

The Company reported net income of $2.4 million and $6.4 million for the three and nine months ended September 30, 2018, compared with net income of $1.8 million and $5.2 million for the same periods of 2017.

Highlights for the nine months ended September 30, 2018 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $77.9 million or 11.8% to $735.9 million for the nine months ended September 30, 2018, compared with $658.0 million for the first nine months of 2017. This resulted in an increase in interest revenue volume of approximately $2.9 million for the nine months September 30, 2018 compared with the nine months of 2017.

●

Deposits were $874.0 million at September 30, 2018, compared with $847.0 million at December 31, 2017. Certificate of deposit balances increased $33.0 million during the first nine months of 2018 to $457.2 million at September 30, 2018, from $424.2 million at December 31, 2017. Interest checking accounts decreased $12.0 million and money market accounts increased $8.1 million during the first nine months of 2018 compared with December 31, 2017.

●

Net interest margin increased eight basis points to 3.55% in the first nine months of 2018 compared with 3.47% in the first nine months of 2017. The cost of interest bearing liabilities increased from 0.81% in the first nine months of 2017 to 1.14% in the first nine months of 2018 as a result of increases in short-term interest rates during 2017 and 2018.

●

Improving trends in asset quality continued. The Company recorded negative provision for loan losses expense of $500,000 during the first nine months of 2018, compared to no provision for loan losses expense for the first nine months of 2017. The negative provision was attributable to net loan recoveries, declining historical loss rates, improvements in asset quality, and management’s assessment of risk in the loan portfolio. Net loan recoveries were $932,000 for the first nine months of 2018, compared to net loan recoveries of $10,000 for the first nine months of 2017.

●

Nonaccrual loans decreased $2.8 million to $2.7 million at September 30, 2018, compared with $5.5 million at December 31, 2017. The decrease in nonaccrual loans was primarily due to $2.5 million in paydowns and $730,000 in loans moved to OREO, which were partially offset by $777,000 in loans placed on nonaccrual.

●

Loans past due 30-59 days remained unchanged at $1.5 million at September 30, 2018 compared to December 31, 2017, and loans past due 60-89 days increased from $171,000 at December 31, 2017 to $929,000 at September 30, 2018. Total loans past due and nonaccrual loans decreased to $5.1 million at September 30, 2018, from $7.1 million at December 31, 2017.

●

Foreclosed properties were $3.8 million at September 30, 2018, compared with $4.4 million at December 31, 2017, and $6.3 million at September 30, 2017. During the first nine months of 2018, the Company acquired $730,000 and sold $876,000 of OREO. Operating expenses, fair value write downs, and a net gain on sales totaled $590,000 for the first nine months of 2018 compared to $92,000 for the first nine months of 2017.

●	The ratio of non-performing assets to total assets decreased to 0.70% at September 30, 2018, compared with 1.14% at December 31, 2017, and 1.38% at September 30, 2017.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2017. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2018, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2018, compared with the same period of 2017:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)

Gross interest income	$11,120	$9,446	$1,674	17.7%
Gross interest expense	2,708	1,659	1,049	63.2
Net interest income	8,412	7,787	625	8.0
Provision (negative provision) for loan losses	(350)	—	(350)	100.0
Non-interest income	1,509	1,324	185	14.0
Non-interest expense	7,230	7,317	(87)	(1.2)
Net income before taxes	3,041	1,794	1,247	69.5
Income tax expense	604	—	604	100.0
Net income	2,437	1,794	643	35.8

Net income for the three months ended September 30, 2018 totaled $2.4 million, compared with $1.8 million for the comparable period of 2017. Net interest income increased $625,000 from the 2017 third quarter as a result of an increase in earning assets and an improvement in net interest margin. Net interest margin increased one basis point to 3.45% in the third quarter of 2018 compared with 3.44% in the third quarter of 2017. The increase in margin between periods was due in part to an increase in the yield of interest earning assets from 4.16% in the third quarter of 2017 to 4.56% in the third quarter of 2018. Average earning assets increased from $907.7 million for the third quarter of 2017 to $968.9 for the third quarter of 2018. Non-interest income increased by $185,000 to $1.5 million from $1.3 million in the third quarter of 2017 due to increases in service charges on deposit accounts as well as the sale of the Bank’s fully amortized secondary market residential mortgage servicing rights portfolio during the third quarter of 2018, which resulted in a one-time gain of approximately $150,000. The gain on sale is included in other non-interest income. The Bank no longer sells residential mortgages on a servicing retained basis to the secondary market. Non-interest expense decreased from $7.3 million in the third quarter of 2017 to $7.2 million in the third quarter of 2018 primarily due to decreased FDIC insurance expense of $238,000 attributable to the Bank’s improved risk profile, a $105,000 decrease in marketing expenses, and a decrease in other non-interest expense of $119,000, which were partially offset by a $210,000 increase in salaries and employee benefits and an increase in OREO expenses of $160,000 primarily attributable to fair value write-downs arising from lower marketing prices.

Income tax expense was $604,000 for the three months ended September 30, 2018 compared to no tax expense for the comparable period of 2017. The Company previously had a full valuation allowance against its net deferred tax asset and therefore, the effective tax rate was 0% for the three months ended September 30, 2017.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2018, compared with the same period of 2017:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)

Gross interest income	$31,720	$27,805	$3,915	14.1%
Gross interest expense	6,753	4,689	2,064	44.0
Net interest income	24,967	23,116	1,851	8.0
Provision (negative provision) for loan losses	(500)	—	(500)	100.0
Non-interest income	4,107	3,762	345	9.2
Non-interest expense	21,804	21,695	109	0.5
Net income before taxes	7,770	5,183	2,587	49.9
Income tax expense	1,416	—	1,416	100.0
Net income	6,354	5,183	1,171	22.6

Net income for the nine months ended September 30, 2018 totaled $6.4 million, compared with net income of $5.2 million for the comparable period of 2017. Net interest income increased $1.9 million from the first nine months of 2017 as a result of an increase in earning assets and an improvement in net interest margin. Net interest margin increased eight basis points to 3.55% in the first nine months of 2018 compared with 3.47% in the first nine months of 2017. The increase in margin between periods was due to an increase in the yield on earning assets from 4.17% for the first nine months of 2017 to 4.51% for the first nine months of 2018, partially offset by an increase in the cost of interest bearing liabilities from 0.81% for the first nine months of 2017 to 1.14% for the first nine months of 2018. Average earning assets increased from $899.9 million for the first nine months of 2017 to $942.7 million for the first nine months of 2018. Non-interest income increased by $345,000 to $4.1 million from $3.8 million in the first nine months of 2017 primarily due to an increase in service charges on deposit accounts of $150,000, an increase in bank card interchange fees of $140,000, and a $150,000 one-time gain on sale of the fully amortized secondary market residential mortgage servicing portfolio. The one-time gain was partially offset by a reduction in title insurance commissions and secondary market income as compared to 2017. Non-interest expense increased to $21.8 million in the first nine months of 2018 compared with $21.7 million for the first nine months of 2017. FDIC insurance expense decreased $616,000 due to improvements in the Bank’s risk profile. This savings was partially offset by increases in salaries and employee benefits, state franchise taxes, and OREO expenses.

Income tax expense was $1.4 million for the nine months ended September 30, 2018 compared to no tax expense for the comparable period of 2017. The Company previously had a full valuation allowance against its net deferred tax asset and therefore, the effective tax rate was 0% for the nine months ended September 30, 2017.

Net Interest Income – Net interest income was $8.4 million for the three months ended September 30, 2018, an increase of $625,000, or 8.0%, compared with $7.8 million for the same period in 2017. Net interest spread and margin were 3.24% and 3.45%, respectively, for the third quarter of 2018, compared with 3.31% and 3.44%, respectively, for the third quarter of 2017. Net average non-accrual loans were $3.0 million and $6.2 million for the third quarters of 2018 and 2017, respectively.

Average loans receivable increased approximately $78.9 million for the third quarter of 2018 compared with the third quarter of 2017. This resulted in an increase in interest revenue of approximately $984,000 attributable to volume and an increase of $534,000 attributable to increasing interest rates for the quarter ended September 30, 2018, compared with the third quarter of 2017. Interest foregone on non-accrual loans totaled $59,000 for the third quarter of 2018, compared with $105,000 for the third quarter of 2017.

Net interest margin increased one basis point from our margin of 3.44% in the prior year third quarter to 3.45% for the third quarter of 2018. The yield on earning assets increased 40 basis point and rates paid on interest-bearing liabilities increased 47 basis points from the third quarter of 2017. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

Net interest income was $25.0 million for the nine months ended September 30, 2018, an increase of $1.9, or 8.0%, compared with $23.1 million for the same period in 2017. Net interest spread and margin were 3.37% and 3.55%, respectively, for the first nine months of 2018, compared with 3.36% and 3.47%, respectively, for the first nine months of 2017. Net average non-accrual loans were $4.0 million and $7.5 million for the first nine months of 2018 and 2017, respectively.

Average loans receivable increased approximately $77.9 million for the nine months ended September 30, 2018 compared with the first nine months of 2017. This resulted in an increase in interest revenue of approximately $2.9 million attributable to volume and an increase of $1.1 million attributable to increasing interest rates for the nine months ended September 30, 2018 compared with the prior year period. Interest foregone on non-accrual loans totaled $220,000 for the nine months ended September 30, 2018, compared with $368,000 for the nine months ended September 30, 2017.

Net interest margin increased eight basis points to 3.55% for the first nine months of 2018 from our margin of 3.47% in the first nine months of 2017. The yield on earning assets increased 34 basis points for the first nine months of 2018 from the first nine months of 2017, compared with an increase of 33 basis points in rates paid on interest-bearing liabilities. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended September 30, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$748,444	$9,539	5.06%	$669,592	$8,021	4.75%
Securities
Taxable	167,280	1,245	2.95	174,776	1,088	2.47
Tax-exempt (3)	14,147	95	3.37	19,547	143	4.47
FHLB stock	7,243	110	6.03	7,323	95	5.15
Federal funds sold and other	31,762	131	1.64	36,485	99	1.08
Total interest-earning assets	968,876	11,120	4.56%	907,723	9,446	4.16%
Less: Allowance for loan losses	(8,742)			(8,964)
Non-interest earning assets	77,502			52,928
Total assets	$1,037,636			$951,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$450,125	$1,671	1.47%	$451,948	$1,059	0.93%
NOW and money market deposits	251,020	445	0.70	253,699	250	0.39
Savings accounts	34,778	14	0.16	35,904	15	0.17
FHLB advances	43,995	233	2.10	2,350	13	2.19
Junior subordinated debentures	20,999	247	4.67	23,696	225	3.77
Senior debt	10,000	98	3.89	10,000	97	3.85
Total interest-bearing liabilities	810,917	2,708	1.32%	777,597	1,659	0.85%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	133,784			129,072
Other liabilities	5,449			5,859
Total liabilities	950,150			912,528
Stockholders’ equity	87,486			39,159
Total liabilities and stockholders’ equity	$1,037,636			$951,687

Net interest income		$8,412			$7,787

Net interest spread			3.24%			3.31%
Net interest margin			3.45%			3.44%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $3.0 million and $6.2 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21% and 35% for 2018 and 2017, respectively.

The following table presents the average balance sheets for the nine month periods ended September 30, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$735,874	$27,423	4.98%	$657,980	$23,493	4.77%
Securities
Taxable	157,537	3,386	2.87	175,838	3,370	2.56
Tax-exempt (3)	14,184	287	3.42	19,805	432	4.49
FHLB stock	7,296	320	5.86	7,323	264	4.82
Federal funds sold and other	27,857	304	1.46	38,913	246	0.85
Total interest-earning assets	942,748	31,720	4.51%	899,859	27,805	4.17%
Less: Allowance for loan losses	(8,655)			(8,950)
Non-interest earning assets	78,769			52,904
Total assets	$1,012,862			$943,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$433,933	$4,041	1.25%	$458,732	$3,149	0.92%
NOW and money market deposits	246,271	1,040	0.56	244,521	683	0.37
Savings accounts	35,221	42	0.16	35,650	45	0.17
FHLB advances	43,035	605	1.88	6,594	64	1.30
Junior subordinated debentures	22,057	733	4.44	23,920	651	3.64
Senior debt	10,000	292	3.90	3,407	97	3.81
Total interest-bearing liabilities	790,517	6,753	1.14%	772,824	4,689	0.81%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	133,756			125,932
Other liabilities	5,406			8,401
Total liabilities	929,679			907,157
Stockholders’ equity	83,183			36,656
Total liabilities and stockholders’ equity	$1,012,862			$943,813

Net interest income		$24,967			$23,116

Net interest spread			3.37%			3.36%

Net interest margin			3.55%			3.47%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $4.0 million and $7.5 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21% and 35% for 2018 and 2017, respectively.

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

	Three Months Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$534	$984	$1,518	$1,060	$2,870	$3,930
Securities	195	(86)	109	362	(491)	(129)
FHLB stock	16	(1)	15	57	(1)	56
Federal funds sold and other	46	(14)	32	142	(84)	58
Total increase (decrease) in interest income	791	883	1,674	1,621	2,294	3,915

Interest-bearing liabilities:
Certificates of deposit and other time deposits	616	(4)	612	1,070	(178)	892
NOW and money market accounts	198	(3)	195	352	5	357
Savings accounts	(1)	—	(1)	(2)	(1)	(3)
FHLB advances	(1)	221	220	41	500	541
Junior subordinated debentures	50	(28)	22	136	(54)	82
Senior debt	1	—	1	2	193	195
Total increase (decrease) in interest expense	863	186	1,049	1,599	465	2,064
Increase (decrease) in net interest income	$(72)	$697	$625	$22	$1,829	$1,851

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Service charges on deposit accounts	$608	$568	$1,767	$1,617
Bank card interchange fees	411	387	1,258	1,118
Income from bank owned life insurance	100	103	337	309
Net gain (loss) on sales and calls of securities	—	—	(6)	(5)
Other	390	266	751	723
Total non-interest income	$1,509	$1,324	$4,107	$3,762

Non-interest income for the third quarter of 2018 increased by $185,000, or 14.0%, compared with the third quarter of 2017. The increase in non-interest income was due to increases in service charges on deposit accounts as well as the sale of the Bank’s fully amortized secondary market residential mortgage servicing rights portfolio, which resulted in a one-time gain of approximately $150,000. The gain on sale is included in other non-interest income. The Bank no longer sells residential mortgage loans on a servicing retained basis to the secondary market. For the nine months, ended September 30, 2018, non-interest income increased by $345,000, or 9.2% to $4.1 million compared with $3.8 million for the same period of 2017. The increase in non-interest income between the nine-month comparative periods was primarily due to a $150,000 increase in service charges on deposit accounts, a $140,000 increase in bank card interchange fees, and the $150,000 one-time gain on sale of the fully amortized servicing rights portfolio. The gain on sale of the servicing rights portfolio was offset by decreases in title insurance commissions and secondary market increases as compared to 2017.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Salary and employee benefits	$3,893	$3,683	$11,566	$11,433
Occupancy and equipment	896	836	2,671	2,501
Professional fees	186	232	613	776
Marketing expense	259	364	867	880
FDIC insurance	118	356	439	1,055
Data processing expense	281	321	912	931
State franchise and deposit tax	282	225	846	675
Deposit account related expenses	213	222	653	646
Other real estate owned expense	271	111	590	92
Litigation and loan collection expense	61	78	162	121
Other	770	889	2,485	2,585
Total non-interest expense	$7,230	$7,317	$21,804	$21,695

Non-interest expense for the third quarter ended September 30, 2018 decreased $87,000, or 1.2%, compared with the third quarter of 2017. This decrease was primarily due to a decrease in FDIC insurance expense of $238,000 and a $119,000 decrease in other non-interest expense, which was partially offset by a $210,000 increase in salaries and employee benefits and an increase in OREO expenses of $160,000 primarily attributable to fair value write-downs arising from lower marketing prices. For the nine months ended September 30, 2018, non-interest expense increased $109,000, or 0.5% to $21.8 million compared with $21.7 million for the first nine months of 2017. The increase in non-interest expense for the nine months ended September 30, 2018 was primarily attributable to increased OREO expenses of $498,000, due to to fair value write-downs arising from lower marketing prices, as well as an increase in state franchise and deposit tax expense of $171,000, which was partially offset by a $616,000 decrease in FDIC insurance expense due to improvements in the Bank’s risk profile.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% for 2018 and 35% for 2017 applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)

Federal statutory rate times financial statement income	$639	$628	$1,632	$1,814
Effect of:
Valuation allowance	—	(551)	—	(1,488)
Tax-exempt income	(20)	(50)	(60)	(147)
Non-taxable life insurance income	(13)	(36)	(63)	(108)
Restricted stock vesting	—	—	(116)	(98)
Other, net	(2)	9	23	27
Total	$604	$—	$1,416	$—

The Company previously had a full valuation allowance against its net deferred tax asset and therefore, the effective tax rate was 0% for the nine months ended September 30, 2017. During the fourth quarter of 2017, management concluded it was more-likely-than-not the asset would be utilized to reduce future taxes payable related to the future taxable income of the Company, and as such, reversed the valuation allowance and recorded an income tax benefit.

Analysis of Financial Condition

Total assets increased $79.7 million, or 8.2%, to $1.05 billion at September 30, 2018, from $970.8 million at December 31, 2017. This increase was primarily attributable to an increase in net loans of $44.5 million and an increase in securities available for sale of $32.2 million.

Loans Receivable – Loans receivable increased $44.9 million, or 6.3%, during the nine months ended September 30, 2018 to $757.1 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $40.2 million, or 9.7% during the first nine months of 2018 and comprised 60.3% of the loan portfolio at September 30, 2018.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$125,699	16.60%	$113,771	15.98%
Commercial Real Estate
Construction	83,368	11.01	57,342	8.05
Farmland	83,917	11.08	88,320	12.40
Nonfarm nonresidential	163,346	21.58	156,724	22.01
Residential Real Estate
Multi-family	46,144	6.10	56,588	7.94
1-4 Family	173,674	22.94	179,222	25.17
Consumer	40,242	5.32	18,439	2.59
Agriculture	40,144	5.30	41,154	5.78
Other	517	0.07	555	0.08
Total loans	$757,051	100.00%	$712,115	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2018		December 31, 2017
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$736,193	97.2%	$673,033	94.5%
Watch	12,314	1.6	25,715	3.6
Special Mention	114	0.1	164	0.0
Substandard	8,430	1.1	13,203	1.9
Doubtful	—	—	—	—
Total	$757,051	100.0%	$712,115	100.0%

Loans receivable increased $44.9 million, or 6.3%, during the nine months ended September 30, 2018. Since December 31, 2017, the pass category increased approximately $63.2 million, the watch category decreased approximately $13.4 million, the special mention category decreased approximately $50,000, and the substandard category declined approximately $4.8 million. The $4.8 million decrease in loans classified as substandard was primarily driven by $10.0 million in principal payments received, $730,000 in loans moved to OREO, $394,000 in charge-offs, and $77,000 in loans upgraded from substandard, offset by $6.5 million in loans moved to substandard during the first nine months of 2018.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2018	December 31, 2017
Past Due Loans:	(in thousands)
30-59 Days	$1,492	$1,478
60-89 Days	929	171
90 Days and Over	—	1
Total Loans Past Due 30-90+ Days	2,421	1,650

Nonaccrual Loans	2,692	5,457
Total Past Due and Nonaccrual Loans	$5,113	$7,107

During the nine months ended September 30, 2018, nonaccrual loans decreased by $2.8 million to $2.7 million. This decrease was due primarily to $2.5 million in pay downs, $730,000 in loans foreclosed and transferred to OREO, and $265,000 in charge-offs, offset by $777,000 in loans placed on nonaccrual status. During the nine months ended September 30, 2018, loans past due 30-59 days remained unchanged at $1.5 million compared to December 31, 2017. Loans past due 60-89 days increased from $171,000 at December 31, 2017 to $929,000 at September 30, 2018. This represents a $772,000 increase from December 31, 2017 to September 30, 2018, in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

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

Loan modifications have taken the form of a reduction in interest rate and/or curtailment of scheduled principal payments for a short-term period, usually three to six months, but in some cases until maturity of the loan. In some circumstances management may restructure real estate secured loans in a bifurcated fashion whereby there is a fully amortizing “A” loan at a market interest rate and an interest-only “B” loan at a reduced interest rate. The majority of restructured loans are collateral secured loans. If a borrower fails to perform under the modified terms, the loan(s) are placed on nonaccrual status and collection actions are initiated.

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

At September 30, 2018, the Bank had three restructured loans totaling $1.6 million with borrowers who experienced deterioration in financial condition compared with six loans totaling $3.0 million at December 31, 2017. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At September 30, 2018, one loan totaling approximately $700,000 had been granted principal payment deferrals until maturity. That loan is on nonaccrual status. There were no concessions made to forgive principal relative to these loans, although we have recorded partial charge-offs for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential or commercial real estate properties, or farmland. At September 30, 2018, $910,000 of TDRs were performing according to their modified terms.

There were no modifications granted during the first nine months of 2018 or during all of 2017 that resulted in loans being identified as TDRs. During the nine months ended September 30, 2018, TDRs were reduced as a result of $774,000 in payments and $500,000 due to a transfer of a loan to OREO. See “Note 3 - Loans,” of the notes to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(dollars in thousands)

Loans on nonaccrual status	$2,692	$5,457
Troubled debt restructurings on accrual	910	1,217
Loans past due 90 days or more still on accrual	—	1
Total non-performing loans	3,602	6,675
Real estate acquired through foreclosure	3,750	4,409
Other repossessed assets	—	—
Total non-performing assets	$7,352	$11,084

Non-performing loans to total loans	0.48%	0.94%
Non-performing assets to total assets	0.70%	1.14%
Allowance for non-performing loans	$123	$108
Allowance for non-performing loans to non-performing loans	3.41%	1.62%

Nonperforming loans at September 30, 2018, were $3.6 million, or 0.48% of total loans, compared with $6.7 million, or 0.94% of total loans at December 31, 2017, and $7.0 million, or 1.02% of total loans at September 30, 2017.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2018 and 2017, and for the year ended December 31, 2017 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
	2018	2017	2018	2017	2017
	(in thousands)
Balance at beginning of period	$8,580	$8,885	$8,202	$8,967	$8,967

Loans charged-off:
Real estate	78	57	364	570	750
Commercial	50	5	50	5	5
Consumer	15	5	49	30	51
Agriculture	—	—	12	95	95
Other	—	—	8	—	—
Total charge-offs	143	67	483	700	901

Recoveries
Real estate	526	112	1,076	561	714
Commercial	10	3	255	44	59
Consumer	9	25	59	69	115
Agriculture	2	16	13	25	33
Other	—	3	12	11	15
Total recoveries	547	159	1,415	710	936
Net charge-offs (recoveries)	(404)	(92)	(932)	(10)	(35)
Provision (negative provision) for loan losses	(350)	—	(500)	—	(800)
Balance at end of period	$8,634	$8,977	$8,634	$8,977	$8,202

Allowance for loan losses to period-end loans	1.14%	1.32%	1.14%	1.32%	1.15%
Net charge-offs (recoveries) to average loans	(0.21%)	(0.05%)	(0.17%)	0.00%	(0.01%)
Allowance for loan losses to non-performing loans	239.70%	128.33%	239.70%	128.33%	122.88%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at September 30, 2018, decreased to 1.14% compared to 1.15% at December 31, 2017 and 1.32% at September 30, 2017. The change in loan loss reserve as a percentage of total loans between periods is attributable to growth in the portfolio driven by new loans underwritten with lower loss expectations, improving historical loss experience, improvement in risk grade classification metrics, and improved charge-off levels. The allowance for loan losses to non-performing loans was 239.70% at September 30, 2018, compared with 122.88% at December 31, 2017, and 128.33% at September 30, 2017. Net recoveries in the first nine months of 2018 totaled $932,000 compared to net loan recoveries of $10,000 in the first nine months of 2017.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for non-performing loans to non-performing loans was 3.41% at September 30, 2018 compared with 1.98% at December 31, 2017, and 4.99% at September 30, 2017. The increase in this ratio from December 31, 2017 to September 30, 2018 was primarily attributable to the improving non-performing loan trends during the period.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of September 30, 2018 and December 31, 2017.

	September 30, 2018		December 31, 2017
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$3,637	$3,513	$4,734	$5,456
Prior charge-offs	(2,260)	(1,142)	(2,099)	(1,506)

Recorded investment	1,377	2,371	2,635	3,950
Allocated allowance	(46)	(190)	—	(206)

Recorded investment, less allocated allowance	$1,331	$2,181	$2,635	$3,744

Recorded investment, less allocated allowance/ Unpaid principal balance	36.60%	62.08%	55.66%	68.62%

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for these loans. The recorded investment net of the allocated allowance was 36.60% and 62.08% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2018.

Provision for Loan Losses – A negative provision for loan losses of $350,000 was recorded for the third quarter and total negative provision for loan losses for the first nine months of 2018 totaled $500,000. No provision was recorded for the same periods in 2017. This was a result of declining historical loss rates, net recoveries for the three and nine-month periods, improvements in asset quality, changes in the composition of the portfolio, and management’s assessment of risk within the portfolio. Asset quality improvement is evidenced by, among other things, improvements in loan risk category migration. The pass category increased approximately $63.2 million, the watch category decreased approximately $13.4 million, the special mention category decreased approximately $50,000, and the substandard category declined approximately $4.8 million. Net recoveries were $932,000 for the nine months ended September 30, 2018, compared with net recoveries of $10,000 for the nine months ended September 30, 2017. Management considers the size and volume of our portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2018 were $3.8 million compared with $6.3 million at September 30, 2017 and $4.4 million at December 31, 2017. See Note 4 – “Other Real Estate Owned,” to the financial statements. During the first nine months of 2018, the Bank acquired $730,000 of OREO properties and sold properties totaling approximately $876,000. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover our investment in the due course of business.

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

Net gain (loss) on sales, write-downs, and operating expenses for OREO totaled $590,000 for the nine months ended September 30, 2018, compared to $92,000 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, fair value write-downs of $585,000 were recorded to reflect declines in fair value driven by reductions in marketing prices compared with $98,000 in write-downs for the nine months ended September 30, 2017.

Liabilities – Total liabilities at September 30, 2018 were $962.3 million compared with $898.1 million at December 31, 2017, an increase of $64.2 million, or 7.1%. This increase was primarily attributable to an increase in FHLB advances of $39.8 million and an increase in total interest bearing deposits of $28.8 million, offset by a decrease in junior subordinated debentures of $2.3.

Deposits are our primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$133,756		$129,088
Interest checking	90,980	0.13%	101,980	0.13%
Money market	155,291	0.82	145,281	0.55
Savings	35,221	0.16	35,486	0.17
Certificates of deposit	433,933	1.25	452,443	0.93
Total deposits	$849,181	0.81%	$864,278	0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2018		2017
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$405,154	1.23%	$419,816	0.92%
$250,000 or more	28,779	1.39%	32,627	1.01%
Total	$433,933	1.25%	$452,443	0.93%

The following table shows at September 30, 2018 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$2,391
Three months through six months	5,055
Six months through twelve months	6,357
Over twelve months	15,364
Total	$29,167

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

Funds are available to the Bank from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and investment securities, customer deposit inflows, and other wholesale funding.

The Bank also borrows from the FHLB to supplement funding requirements. At September 30, 2018, the Bank had an unused borrowing capacity with the FHLB of $41.1 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered deposits to supplement it’s funding strategy. At September 30, 2018, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, service junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At September 30, 2018, cash on hand totaled $5.8 million, of which, $514,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $15.5 million to $88.2 million at September 30, 2018, compared with $72.7 million at December 31, 2017 primarily due to the $14.9 million issuance of common stock completed during the first quarter of 2018, as well as current year net income of $6.4 million, offset by the $3.5 million repurchase of the Company’s series E and F preferred shares and the other comprehensive loss for the first nine months of 2018 of $2.6 million.

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of the proceeds were for general corporate purposes and to support the growth of the Bank.

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

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2018	December 31, 2017

Tier 1 Capital	6.0%	8.0%	11.56%	10.35%
Common equity Tier 1 capital	4.5	6.5	11.56	10.35
Total risk-based capital	8.0	10.0	12.60	11.61
Tier 1 leverage ratio	4.0	5.0	9.51	8.70

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 1.4% at September 30, 2018 compared with an increase of 0.9% at December 31, 2017. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 2.7% at September 30, 2018, compared with an increase of 1.7% at December 31, 2017.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2018, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$896	2.65%
+ 100 basis points	462	1.37
- 100 basis points	(835)	(2.47)
- 200 basis points	(785)	(2.32)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q filed August 2, 2018.

3.2	Amended and Restated Bylaws of the Company dated June 18, 2018, incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated June 18, 2018.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018, incorporated by reference to Exhibit 4 of the Current Report on Form 8-K dated May 23, 2018.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMESTONE BANCORP, INC.
(Registrant)

November 2, 2018	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 2, 2018	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer