Form 10-K
period 2018-12-31
LIMESTONE BANCORP, INC.
filed 2019-03-08
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2018, was $79,786,048 based upon the last sales price reported (for purposes of this calculation, the market value of non-voting common shares was based on the market value of the common shares into which they are convertible upon transfer).

6,261,945 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 19, 2019 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond our control. Factors that could contribute to differences in our results include, but are not limited to deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; changes in the interest rate environment, which may reduce our margins or impact the value of securities, loans, deposits and other financial instruments; changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; general economic or business conditions, either nationally, regionally or locally in the communities the Bank serves, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the results of regulatory examinations; any matter that would cause us to conclude that there was impairment of any asset, including intangible assets; the continued service of key management personnel; our ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of our competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; and fiscal and governmental policies of the United States federal government.

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

As used in this report, references to “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Limestone Bancorp, Inc. and its wholly-owned subsidiary. The “Bank” refers to Limestone Bancorp, Inc.’s bank subsidiary, Limestone Bank, Inc.

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of December 31, 2018, the Company had total assets of $1.07 billion, total loans of $765.2 million, total deposits of $894.2 million and stockholders’ equity of $92.1 million.

Our Markets

The Bank operates in markets that include the four largest cities in Kentucky – Louisville, Lexington, Bowling Green and Owensboro – and in other communities along the I-65, Western Kentucky Parkway, and Natcher Parkway corridors.

■

Louisville/Jefferson, Bullitt and Henry Counties: Our headquarters are in Louisville, the largest city in Kentucky. The Bank also has banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. Our banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s major employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, Humana, Norton Healthcare, Brown-Forman, YUM! Brands, Papa John’s Pizza, and Texas Roadhouse.

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

■

Southern Kentucky: This market includes Bowling Green, the third largest city in Kentucky, located about 120 miles south of Louisville and 60 miles north of Nashville, Tennessee. Bowling Green, located in Warren County, is the home of Western Kentucky University and is the economic hub of the area. This market also includes communities in the contiguous Barren County, including the city of Glasgow. Major employers in Barren and Warren Counties include General Motor’s Corvette plant, automotive supply chain manufacturers, and R.R. Donnelley’s regional printing facility.

■

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors. It is an industrial, medical, retail and cultural hub for Western Kentucky and the area employers include Owensboro Medical System, US Bank Home Mortgage, Titan Contracting, Specialty Food Group, and Toyotetsu.

■

South Central Kentucky: South of the Louisville metropolitan area, the Bank has banking offices in Butler, Edmonson, Green, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of our banking offices in these markets has a stable customer and core deposit base.

Our Products and Services

The Bank meets its customers’ banking needs with a broad range of financial products and services. Its lending services include real estate, commercial, mortgage, agriculture, and consumer loans to those in its communities and to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. We complement our lending operations with an array of retail and commercial deposit products. In addition, we offer our customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, mobile banking, treasury management services, remote deposit services, electronic funds transfers through ACH services, domestic and foreign wire transfers, cash management and vault services, and loan and deposit sweep accounts.

Employees

At December 31, 2018, the Company had 214 full-time equivalent employees. Our employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

Competition

The banking business is highly competitive, and the Bank experiences competition from many other financial institutions and non-bank financial competitors. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services offered, the convenience of banking facilities, the availability of technology channels and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices within our market area and beyond.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that significantly impact the ways in which banks and bank holding companies, including the Company and the Bank, do business. For example, regulations issued under the Dodd-Frank Act changed the assessment base for federal deposit insurance premiums by modifying the assessment base calculation to be based on a depository institution’s consolidated assets less tangible capital instead of deposits, and permanently increased the standard maximum amount of deposit insurance per customer to $250,000. The Dodd-Frank Act also imposed more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred security issuances from counting as Tier I capital. The Dodd-Frank Act also repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts. The Dodd-Frank Act codified and expanded the Federal Reserve’s source of strength doctrine, which requires that all bank holding companies serve as a source of financial strength for its subsidiary banks. Other provisions of the Dodd-Frank Act include, but are not limited to: (i) the creation of the Consumer Financial Protection Bureau with rulemaking authority with respect to consumer protection laws; (ii) enhanced regulation of financial markets, including derivatives and securitization markets; (iii) reform related to the regulation of credit rating agencies; (iv) the elimination of certain trading activities by banks; and (v) new disclosure and other requirements relating to executive compensation and corporate governance. The implementation of the Dodd-Frank Act has resulted in greater compliance costs and higher fees paid to regulators.

Economic Growth, Regulatory Relief, and Consumer Protection Act. The Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law on May 25, 2018. This Act amended certain provisions of the Dodd-Frank Act and other banking laws. The amendments are designed to provide regulatory relief to banking organizations, primarily small, community banking organizations, by adjusting thresholds at which increased regulatory requirements begin to apply. When fully implemented through regulations, community banking organizations with assets of less than $10 billion will be subject to reduced reporting requirements and an optional simplified capital adequacy measure will be available to those that have a leverage ratio greater than 9%.

Limestone Bancorp. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As such, the Company must file with the Federal Reserve Board annual and quarterly reports and other information regarding our business operations and the business operations of our subsidiaries. The Company is also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. The Company is subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

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

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature,” incidental to financial activity, or complementary to financial activity that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are “financial in nature” include securities underwriting, dealing and market making in securities; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Bank has not filed an election to become a financial holding company.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. Additionally, retained earnings must be positive. The Company is also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if the corporation is unable to pay its debts as they come due. The Bank did not pay any dividends in 2018 or 2017. The Bank has negative retained earnings and cannot pay dividends without prior regulatory approval.

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

Capital Adequacy Requirements. The Company and the Bank are required to comply with capital adequacy guidelines. Guidelines are established by the Federal Reserve Board for the Company and the FDIC for the Bank. Both the Federal Reserve Board and the FDIC have substantially similar risk based and leverage ratio guidelines for banking organizations, which are intended to ensure that banking organizations have adequate capital related to the risk levels of assets and off-balance sheet instruments. The capital adequacy guidelines are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules applicable to the Company and Bank. The final rules implement the regulatory capital reforms of the Basel Committee on Banking Supervision reflected in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and changes required by the Dodd-Frank Act, and became effective for the Company and Bank on January 1, 2015.

The Basel III minimum capital level requirements applicable to bank holding companies and banks subject to the rules are  a common equity Tier 1 capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8%, and a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios, which was fully phased in as of January 1, 2019. With the capital conservation buffer fully phased in, the required ratios area common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.

An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under the Basel III capital rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital may consist of subordinated debt, certain hybrid capital instruments, qualifying preferred stock and a limited amount of the allowance for loan losses. Proceeds of trust preferred securities are excluded from Tier 1 capital unless issued before 2010 by an institution with less than $15 billion of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as Limestone Bancorp and Limestone Bank, that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the Federal Reserve, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Limestone Bancorp, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The Dodd-Frank Act created the Consumer Financial Protection Bureau, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive acts or practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Economic Growth, Regulatory Relief and Consumer Protection Act created a qualified mortgage safe harbor for eligible loans that are originated and retained by a bank with total assets of less than $10 billion.

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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission. The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market-making and hedging activities. U.S. banks are restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Economic Growth, Regulatory Relief and Consumer Protection Act exempted banks, like the Bank, which have less than $10 billion in assets and no material trading assets and liabilities from the Volcker Rule.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to assess our record in meeting the credit needs of the communities the Bank serves, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of our record is made available to the public. The assessment also is part of the Federal Reserve Board’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new banking office or to relocate an office.

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

Available Information

The Company files periodic reports with the SEC including its annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Bank’s Internet address is http://www.limestonebank.com. The Company’s SEC reports are accessible at no cost on its web site at http://www.limestonebank.com, under the Investors Relations section of the About Us tab, once they have been electronically filed with the SEC. A shareholder may also request a copy of the Annual Report on Form 10-K free of charge upon written request to: Chief Financial Officer, Limestone Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223. The Internet address of the Company is http://www.snl.com/IRW/CorporateProfile/1022071.

Item 1A.	Risk Factors

An investment in the Company’s common stock involves a number of risks. Realization of any of the risks described below could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flow and/or future prospects.

The Company’s business may be adversely affected by conditions in the financial markets and by economic conditions generally.

Weakness in business and economic conditions generally or specifically in our markets may have one or more of the following adverse effects on our business:

●	A decrease in the demand for loans and other products and services the Bank offers;
●	A decrease in the value of collateral securing the Bank’s loans; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

Adverse conditions in the general business environment have had an adverse effect on our business in the past. Although the general business environment has improved, management cannot predict how long such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values, rents, and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which the Bank has a significant number of customers, more significantly than other economic sectors. Furthermore, the Bank has a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should economic conditions worsen, our business, financial condition or results of operations could be adversely affected.

The Bank’s profitability depends significantly on local economic conditions.

Most of the Bank’s business activities are conducted in central Kentucky and most of its credit exposure is in that region. The Bank is at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy weakens, delinquency rates, foreclosures, bankruptcies and losses in the Bank’s loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values in central Kentucky have had and may continue to have a negative impact on the Bank’s business, financial condition, results of operations and future prospects.

Small to medium-sized business portfolio may have fewer resources to weather a downturn in the economy.

The loan portfolio includes loans to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need additional capital to expand or compete and may experience variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay the loan. A continued economic downturn may have a more pronounced negative impact on the target market, causing the Bank to incur substantial credit losses that could materially harm operating results.

The Bank’s decisions regarding credit risk may not be accurate, and its allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect its business, financial condition and results of operations.

The Bank maintains an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio based on historical loan loss experience, economic and environmental factors, specific problem loans, value of underlying collateral and other relevant factors. If management’s assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect operating results. Management’s estimates are subjective, and their accuracy depends on the outcome of future events. Changes in economic, operating, and other conditions that are generally beyond the Bank’s control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of the allowance for loan losses. Regulatory agencies may require an increase in provision for loan losses or to recognize additional loan charge-offs when their judgment differs. Any of these events could have a material negative impact on operating results.

Levels of classified loans and non-performing assets may increase in the foreseeable future if economic conditions cause borrowers to default. Furthermore, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may decline, making it less likely to realize a full recovery if a borrower defaults on a loan. Any additional increases in the level of non-performing assets, loan charge-offs or provision for loan losses, or the inability to realize the estimated net value of underlying collateral in the event of a loan default, could negatively affect the Bank’s business, financial condition, results of operations and the trading price of the Company’s common shares.

If the Bank experiences greater credit losses than anticipated, its operating results would be adversely affected.

As a lender, the Bank is exposed to the risk that borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on operating results. Credit risk with respect to the real estate and construction loan portfolio will relate principally to the creditworthiness of borrowers and the value of the real estate serving as security for the repayment of loans. Credit risk with respect to the commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within the local markets.

Management makes various assumptions and judgments about the collectability of its loan portfolio and provides an allowance for estimated loss losses based on a number of factors. Management believes the Bank’s allowance for loan losses is adequate. However, if assumptions or judgments are wrong, the allowance for loan losses may not be sufficient to cover actual loan losses. Management may have to increase the allowance in the future at the request of one of the Bank’s primary regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of the loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may vary from the amounts of past provisions.

A large percentage of the Bank’s loans are collateralized by real estate, and any prolonged weakness in the real estate market may result in losses and adversely affect profitability.

Approximately 75.6% of the Bank’s loan portfolio as of December 31, 2018, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in our markets. Persistent weakness in the real estate market could significantly impair the value of loan collateral and the ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that management would be required to increase the Bank’s allowance for loan losses. If during a period of depressed real estate values, management was required to liquidate the collateral securing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce the Bank’s profitability and adversely affect its financial condition.

The Bank offers real estate construction and development loans, which carry a higher degree of risk than other real estate loans. Weakness in the residential construction and commercial development real estate markets has in the past increased the non-performing assets in the Bank’s loan portfolio and its provision for loan loss expense. These impacts have had, and could have in the future, a material adverse effect on capital, financial condition and results of operations.

Approximately 11.4% of our loan portfolio as of December 31, 2018 consisted of real estate construction and development loans, up from 8.1% at December 31, 2017 and 5.7% at December 31, 2016. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If the Bank is forced to foreclose on a project prior to its completion, it may not be able to recover the entire unpaid portion of the loan or it may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect profitability and financial condition.

Residential construction and commercial development real estate activity in the Bank’s markets were affected by the challenging economic conditions that followed the financial crisis of 2008. Weakness in these sectors could lead to valuation adjustments to the loan portfolios and real estate owned. A weak real estate market could reduce demand for residential housing, which, in turn, could adversely affect real estate development and construction activities. Consequently, the longer challenging economic conditions persist, the more likely they are to adversely affect the ability of residential real estate development borrowers to repay loans and the value of property used as collateral for such loans.

The Bank may acquire or hold from time to time OREO properties, which could increase operating expenses and result in future losses to the Company.

During recent years, the Bank has acquired and disposed of a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on the balance sheet as other real estate owned (“OREO”). An increase in the OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale.

Properties in our OREO portfolio are recorded at fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current may change during periods of market volatility. Any decreases in market prices of real estate may lead to additional OREO write downs, with a corresponding expense in the statement of operations. Management evaluates OREO property values periodically and writes down the carrying value of the properties if and when the results of our analysis require it.

In response to market conditions and other economic factors, management may utilize alternative sale strategies other than orderly disposition as part of the Bank’s OREO disposition strategy, such as auctions or bulk sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO properties. In addition, the disposition of OREO through alternative sales strategies could impact the fair value of comparable OREO properties remaining in the portfolio.

Profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm financial condition or results of operations. The results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic or international economic or political conditions. Factors beyond our control, such as inflation, recession, unemployment and money supply may also affect interest rates. If, as a result of decreasing interest rates, interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, net interest income may decrease. Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

Fixed-rate loans increase the exposure to interest rate risk in a rising rate environment because interest-bearing liabilities may be subject to repricing before assets become subject to repricing. Fixed rate investment securities are subject to fair value declines as interest rates rise. Adjustable-rate loans decrease the risk associated with rising interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm results of operations.

If the Bank cannot obtain adequate funding, it may not be able to meet the cash flow requirements of its depositors and borrowers, or meet the operating cash needs of the Company.

The Company’s liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits managed and monitored by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If our liquidity policies and strategies do not work as well as intended, the Bank may be unable to make loans and repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify our wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

The Bank maintains a portfolio of securities that can be used as a secondary source of liquidity. There are other available sources of liquidity, including additional collateralized borrowings such as FHLB advances, the issuance of debt securities, and the issuance of preferred or common shares in public or private transactions. If the Bank is unable to access any of these funding sources when needed, it might not be able to meet the needs of customers, which could adversely impact its financial condition, its results of operations, cash flows, and its level of regulatory-qualifying capital.

The Company may not be able to realize the value of its deferred tax assets.

Due to historic losses, the Company has a net operating loss carry-forward of $23.4 million, credit carry-forwards of $554,000, and other net deferred tax assets of $5.3 million. In order to realize the benefit of these tax losses, credits and deductions, the Company needs to generate substantial taxable income in future periods. Deferred tax assets are calculated using a federal corporate tax rate of 21%. Changes in tax laws and rates may affect deferred tax assets in the future. If lower federal corporate tax rates are enacted, net deferred tax assets would be reduced commensurate with the rate reduction. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

As a bank holding company, the Company depends on dividends and distributions paid to it by its banking subsidiary.

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow, from which we would fund any dividends paid to shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to the Company, and regulations of the Federal Reserve govern the ability to pay dividends or make other distributions to shareholders. Since the Bank is unlikely to be in a position to pay dividends to the Company without prior regulatory approval until retained earnings are positive, cash inflows for the Company are limited to common stock, preferred stock, or debt issuances. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

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

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2018.

Risk related to legal proceedings.

From time to time, the Company is involved in judicial, regulatory, and arbitration proceedings concerning matters arising from our business activities and fiduciary responsibilities. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company may still incur legal costs for a matter even if a reserve has not been established. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect results of operations and financial condition.

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

The Company regularly explores opportunities to acquire banks, financial institutions, or other financial services businesses or assets. The Company cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. The Company may also issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to current shareholders.

The Company may sell capital stock in the future to raise additional capital or for additional liquidity. Future sales or other dilution of equity may adversely affect the market price of the Company’s common shares.

The issuance of additional common shares or securities convertible into common shares would dilute the ownership interest of the Company’s existing common shareholders. The market price of the Company’s common shares could decline as a result of such an offering as well as other sales of a large block of shares of common shares or similar securities in the market after such an offering, or the perception that such sales could occur. The Company’s common shares have traded from time-to-time at a price below book value per share. A sale of common shares at or below book value would be dilutive to current shareholders. The sale of shares at a price below market value could negatively impact the market price of the Company’s common shares.

FDIC deposit insurance premiums and assessments can impact non-interest expense.

The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to FDIC deposit insurance premiums and assessments. FDIC assessments for deposit insurance are based on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Any increase in assessment rates may adversely affect the Bank’s business, financial condition or results of operations.

The Bank faces strong competition from other financial institutions and financial service companies, which could adversely affect the results of operations and financial condition.

The Bank competes with other financial institutions in attracting deposits and making loans. The competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds, and other mutual funds. The competition in making loans comes principally from other commercial banks, credit unions, savings and loan associations, mortgage banking firms, and consumer finance companies. In addition, competition for business in the Louisville and Lexington metropolitan areas has grown in recent years as changes in banking law have allowed banks to enter those markets by establishing new branches.

Competition in the banking industry may also limit the ability to attract and retain banking clients. We maintain smaller staffs of associates and have fewer financial and other resources than larger institutions with which we compete. Financial institutions that have far greater resources and greater efficiencies than we do may have several marketplace advantages resulting from their ability to:

●	offer higher interest rates on deposits and lower interest rates on loans than we can;
●	offer a broader range of services than we do;
●	maintain more branch locations than we do; and
●	mount extensive promotional and advertising campaigns.

In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits. Some of our current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may not be able to maintain growth and the results of operations and financial condition may otherwise be negatively impacted.

The Company depends on our senior management team, and the unexpected loss of one or more of the senior executives could impair relationships with customers and adversely affect business and financial results.

Future success significantly depends on the continued services and performance of key management personnel. Future performance will depend on the ability to motivate and retain these and other key officers. The Dodd-Frank Act, and the policies of bank regulatory agencies have placed restrictions on executive compensation practices. Such restrictions and standards may further impact the ability to compete for talent with other businesses that are not subject to the same limitations. The loss of the services of members of senior management or other key officers or the inability to attract additional qualified personnel as needed could materially harm our business.

Reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates.

Accounting policies and assumptions are fundamental to the reported financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner in which to report the financial condition and results. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the valuation of securities, allowance for loan losses, valuation of OREO and valuation of net deferred income tax asset. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to significantly increase the allowance for credit losses, sustain credit losses that are higher than the reserve provided, recognize impairment on OREO, or permanently impair deferred tax assets.

While management continually monitors and improves the system of internal controls, data processing systems, and corporate wide processes and procedures, the Company may suffer losses from operational risk in the future.

Management maintains internal operational controls, and has invested in technology to help process large volumes of transactions. However, we may not be able to continue processing at the same or higher levels of transactions. If systems of internal controls should fail to work as expected, if systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

We process large volumes of transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

We establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure policies relating to conduct, ethics and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

Information systems may experience an interruption or security breach.

Failure in or breach of operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber attacks, could disrupt the Bank’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase costs and cause losses. As a financial institution, the Bank depends on its ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and, as described below, cyber attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have appropriate information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber attacks or information security breaches. These events could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of its customers, or otherwise disrupt the business operations of the Bank, its customers or other third parties.

Third parties with which the Bank does business or that facilitate our business activities, could also be sources of operational and information security risk to the Bank, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber attacks or other information security breaches, we can give no assurance that we will not suffer such losses in the future. Risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber attacks or security breaches of the networks, systems or devices that the Bank’s customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect financial performance and ability to implement growth and operating strategies.

The Company is subject to examination, supervision and comprehensive regulation by federal and state regulatory agencies, as described under “Item 1 – Business-Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, and not shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks, and the establishment of new banking offices. We must also meet specific regulatory capital requirements. Failure to comply with these laws, regulations, and policies or to maintain required capital could affect the ability to pay dividends on common shares, the ability to grow through the development of new offices, make acquisitions, and remain independent. These limitations may prevent us from successfully implementing growth and operating strategies.

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact our business and profitability. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Consumer Financial Protection Bureau, the SEC, the Public Company Accounting Oversight Board and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on our business and results of operations. Changes in regulation may cause us to devote substantial additional financial resources and management time to compliance, which may negatively affect operating results.

Changes in banking laws could have a material adverse effect.

The Bank is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. Management cannot predict whether any of these changes could adversely and materially affect us. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums and limitations on our activities that could have a material adverse effect on our business and profitability.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Bank operates 15 banking offices in Kentucky. The following table shows the location, square footage and ownership of each property. Management believes that each of these locations is adequately insured. Support operations are located at the main office in Louisville and in Glasgow.

Markets	Square Footage	Owned/Leased
Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 646 Elm Street, Eminence	1,500	Owned
Hillview Office: 6890 North Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased

South Central Kentucky
Brownsville Office: 113 East Main Cross Street, Brownsville	8,500	Owned
Greensburg Office: 202 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 201 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West G.L. Smith Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned

Owensboro/Daviess County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties - Held for Sale
Office Building: 701 Columbia Avenue, Glasgow	20,000	Owned

Item 3.	Legal Proceedings

In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amount of damages. Litigation is subject to inherent uncertainties and unfavorable outcomes could occur.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. The Company will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated.

The Company is not currently involved in any material litigation.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares are traded on the Nasdaq Capital Market under the ticker symbol “LMST”.

As of February 27, 2019, our common shares were held by approximately 1,506 shareholders, including 327 shareholders of record and approximately 1,179 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees, and our non-voting common shares were held by two holders.

Dividends

As a bank holding company, the Company’s ability to declare and pay dividends depends on various federal regulatory considerations, including the guidelines of the Federal Reserve regarding capital adequacy and dividends.

The principal source of revenue with which to pay dividends on common shares are dividends the Bank may declare and pay out of funds legally available for payment of dividends. Currently, the Bank must obtain the prior written consent of its primary regulators prior to declaring or paying any dividends until retained earnings are positive. A Kentucky chartered bank may declare a dividend of an amount of the bank’s net profits as the board deems appropriate. The approval of the KDFI is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt.

Purchase of Equity Securities by Issuer

During the fourth quarter of 2018, the Company did not repurchase any of its common shares, which is its only registered class of equity securities.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	322,144
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	322,144

At December 31, 2108, 322,144 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan.

Item 6.	Selected Financial Data

The following table summarizes the Company’s selected historical consolidated financial data from 2014 to 2018. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2018	2017	2016	2015	2014
Income Statement Data:
Interest income	$43,461	$37,522	$35,602	$36,574	$39,513
Interest expense	9,790	6,405	5,981	7,023	9,795
Net interest income	33,671	31,117	29,621	29,551	29,718
Provision (negative provision) for loan losses	(500)	(800)	(2,450)	(4,500)	7,100
Non-interest income	5,779	5,404	5,218	7,695	4,079
Non-interest expense	29,126	30,767	40,021	44,959	39,435
Income (loss) before income taxes	10,824	6,554	(2,732)	(3,213)	(12,738)
Income tax expense (benefit)	2,030	(31,899)	21	—	(1,583)
Net income (loss)	8,794	38,453	(2,753)	(3,213)	(11,155)
Less:
Dividends and accretion on preferred stock	—	—	—	—	2,362
Effect of exchange of preferred stock for common stock	—	—	—	—	(36,104)
Earnings (loss) allocated to participating securities	144	967	(88)	(336)	3,159
Net income (loss) attributable to common	$8,650	$37,486	$(2,665)	$(2,877)	$19,428

Common Share Data: (1)
Basic earnings (loss) per common share	$1.23	$6.15	$(0.46)	$(0.62)	$7.94
Diluted earnings (loss) per common share	1.23	6.15	(0.46)	(0.62)	7.94
Cash dividends declared per common share	—	—	—	—	—
Book value per common share (2)	12.34	11.17	4.81	5.43	8.37
Tangible book value per common share (2)	12.34	11.17	4.79	5.33	8.05

Balance Sheet Data (at period end):
Total assets	$1,069,692	$970,801	$945,177	$948,722	$1,017,989
Debt obligations:
FHLB advances	46,549	11,797	22,458	3,081	15,752
Junior subordinated debentures	21,000	21,000	21,000	21,000	25,000
Subordinated capital note	—	2,250	3,150	4,050	4,950
Senior debt	10,000	10,000	—	—	—

Average Balance Data:
Average assets	$1,026,310	$947,961	$929,140	$984,419	$1,049,232
Average loans	743,352	667,474	621,275	635,948	662,442
Average deposits	860,825	864,278	852,717	907,785	961,671
Average FHLB advances	43,363	9,184	2,967	3,473	4,473
Average junior subordinated debentures	21,000	21,000	21,000	23,981	25,000
Average subordinated capital note	1,791	2,805	3,708	4,608	5,508
Average senior debt	10,000	5,068	—	—	—
Average stockholders’ equity	84,860	37,851	39,423	33,083	33,881

(1)

On December 16, 2016, the Company completed a 1-for-5 reverse stock split of its issued and outstanding common and non-voting common shares. As a result of the reverse stock split, all share and per share data has been adjusted in the accompanying tables. Preferred shares were not impacted by the 1-for-5 reverse stock split.

(2)	After shareholder approval on February 25, 2015, the two series of mandatorily convertible preferred shares converted into a total of 810,720 common shares and 1,291,600 non-voting common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Limestone Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Limestone Bank, Inc. (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company that operates banking offices in twelve Kentucky counties. Our markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products.

Historically, the Bank has focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 60.9% of our total loan portfolio as of December 31, 2018, and 58.4% as of December 31, 2017. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

Net income before taxes was $10.8 million for the year ended December 31, 2018 compared to $6.6 million for the year ended December 31, 2017. Income tax expense was $2.0 million for 2018 and income tax benefit was $31.9 million for 2017 due to the reversal of the Company’s deferred tax asset valuation allowance and the change in federal corporate tax rates in connection with the enactment of the Tax Cuts and Jobs Act of 2017.

For the year ended December 31, 2018, the Company reported net income of $8.8 million compared with net income of $38.5 million for the year ended December 31, 2017 and a net loss of $2.8 million for the year ended December 31, 2016. After allocating earnings to participating securities, net income attributable to common shareholders was $8.7 million for the year ended December 31, 2018, compared with net income attributable to common shareholders of $37.5 million for the year ended December 31, 2017, and a net loss attributable to common shareholders of $2.7 million for the year ended December 31, 2016. Basic and diluted income per common share were $1.23 for the year ended December 31, 2018, compared with net income per common share of $6.15 for 2017, and net loss per common share of ($0.46) for 2016.

The following significant items are of note for the year ended December 31, 2018:

●

Average loans receivable increased approximately $75.9 million or 11.4% to $743.4 million for the year ended December 31, 2018, compared with $667.5 million for the year ended December 31, 2017. Loan interest income benefited with an increase in interest revenue volume of approximately $3.8 million and interest rate increases of $1.7 million for the year ended December 31, 2018, compared with the year ended December 31, 2017.

●

Net interest margin increased five basis points to 3.53% for the year ended 2018 compared with 3.48% in the year ended December 31, 2017. The increase in margin between periods was primarily due to an increase in the rate of interest earned on interest earning assets from 4.18% in 2017 to 4.55% in 2018, which was partially offset by an increase in the cost of interest bearing liabilities from 0.83% to 1.23%.

●

Improving trends in asset quality continued. The Company recorded negative provision for loan losses expense of $500,000 in 2018, compared to a negative provision for loan losses expense of $800,000 for 2017. The negative provision was attributable to net loan recoveries, declining historical loss rates, improvements in loan quality, and management’s assessment of risk in the loan portfolio. Net loan recoveries were $1.2 million for 2018, compared to net loan recoveries of $35,000 for 2017 and net loan charge-offs of $624,000 for 2016.

●

Nonaccrual loans decreased $3.5 million to $2.0 million at December 31, 2018, compared with $5.5 million at December 31, 2017. The decrease in nonaccrual loans was primarily due to $3.6 million in paydowns, $293,000 in charge-offs, $77,000 in loans returned to accrual status, and $730,000 in transfers to OREO, offset by $1.2 million in loans placed on non-accrual.

●	The ratio of non-performing assets to total assets decreased to 0.60% at December 31, 2018, compared with 1.14% at December 31, 2017, and 1.70% at December 31, 2016.

●

Deposits were $894.2 million at December 31, 2018, compared with $847.0 million at December 31, 2017. Non-interest bearing demand deposits increased $5.2 million or 3.8% during 2018 to $142.6 million compared with $137.4 million at December 31, 2017. Money market accounts increased $20.5 million or 13.6% during 2018 to $171.9 million compared with $151.4 million at December 31, 2017. Certificate of deposit balances increased $26.7 million during 2018 to $450.9 million at December 31, 2018, from $424.2 million at December 31, 2017.

●

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of proceeds was maintained by the Company for general corporate purposes and to support the growth of the Bank.

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

Application of Critical Accounting Policies

The Company’s accounting and reporting policies comply with GAAP and conform to general practices within the banking industry. Management believes the following significant accounting policies may involve a higher degree of management assumptions and judgments that could result in materially different amounts to be reported if conditions or underlying circumstances were to change.

Allowance for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Board of Directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. Management evaluates the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. Management develops allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio applied to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from the assumptions used by management in making its determination, management may be required to materially increase its allowance for loan losses and provision for loan losses, which could adversely affect results.

Other Real Estate Owned – OREO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure. It is classified as real estate owned until such time as it is sold. OREO is recorded at its fair market value less estimated cost to sell. Any write-down of the property at the time of acquisition is charged to the allowance for loan losses. Costs incurred in order to perfect the lien prior to foreclosure may be capitalized if the fair value less the cost to sell exceeds the balance of the loan at the time of transfer to OREO. Examples of eligible costs to be capitalized are payments of delinquent property taxes to clear tax liens or payments to contractors and subcontractors to clear mechanics’ liens. Fair value of OREO is determined on an individual property basis. To determine the fair value of OREO for smaller dollar single family homes, management consults with staff from the Bank’s special assets group as well as external realtors and appraisers. If the internally evaluated market price is below the underlying investment in the property, appropriate write-downs are taken. For larger dollar residential and commercial real estate properties, management obtains a new appraisal of the subject property or has staff from our special assets group evaluate the latest in-file appraisal in connection with the transfer to OREO. Management generally obtains updated appraisals within five quarters of the anniversary date of ownership unless a sale is imminent. When an asking price is lowered below the most recent appraised value, appropriate write-downs are taken.

Income Taxes – Income tax liabilities or assets are established for the amount of taxes payable or refundable for the current year. Deferred tax liabilities (“DTLs”) and assets (“DTAs”) are also established for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A DTL or DTA is recognized for the estimated future tax effects attributable to temporary differences and deductions that can be carried forward (used) in future years. The valuation of current and deferred income tax liabilities and assets is considered critical, as it requires management to make estimates based on provisions of the enacted tax laws. The assessment of tax liabilities and assets involves the use of estimates, assumptions, interpretations and judgments concerning certain accounting pronouncements and federal and state tax codes.

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2018 and 2017.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2018 compared with 2017:

	For the Years Ended December 31,		Change from Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)
Gross interest income	$43,461	$37,522	$5,939	15.8%
Gross interest expense	9,790	6,405	3,385	52.8
Net interest income	33,671	31,117	2,554	8.2
Provision (negative provision) for loan losses	(500)	(800)	300	37.5
Non-interest income	5,785	5,116	669	13.1
Gains on sale of securities, net	(6)	288	(294)	(102.1)
Non-interest expense	29,126	30,767	(1,641)	(5.3)
Net income before taxes	10,824	6,554	4,270	65.2
Income tax expense (benefit)	2,030	(31,899)	33,929	NM
Net income	8,794	38,453	(29,659)	NM

NM: Not Meaningful

Net income of $8.8 million for the year ended December 31, 2018 decreased by $29.7 million from net income of $38.5 million for 2017. Net income for 2017 was impacted by the reversal of the Company’s deferred tax asset valuation allowance and the change in federal corporate tax rates in connection with the enactment of the Tax Cuts and Jobs Act of 2017. This resulted in an income tax benefit of $31.9 million for 2017. During 2018, improving trends in non-performing loans, past due loans, and loan risk categories continued. A negative provision for loan losses expense of $500,000 was recorded during 2018, compared to $800,000 negative provision for loan losses expense for 2017. Non-interest income increased $669,000 during 2018. There was an increase of $310,000 in bank card interchange fees, $232,000 in other non-interest income, and $102,000 in service charges on deposit accounts. Non-interest expense decreased $1.6 million during 2018 due primarily to decreases in OREO expense of $1.1 million and FDIC insurance of $855,000 offset by an increase in salaries and employee benefits of $399,000.

The following table summarizes components of income and expense and the change in those components for 2017 compared with 2016:

	For the Years Ended December 31,		Change from Prior Period
	2017	2016	Amount	Percent
	(dollars in thousands)
Gross interest income	$37,522	$35,602	$1,920	5.4%
Gross interest expense	6,405	5,981	424	7.1
Net interest income	31,117	29,621	1,496	5.1
Provision (negative provision) for loan losses	(800)	(2,450)	1,650	67.3
Non-interest income	5,116	5,002	114	2.3
Gains on sale of securities, net	288	216	72	33.3
Non-interest expense	30,767	40,021	(9,254)	(23.1)
Net income (loss) before taxes	6,554	(2,732)	9,286	339.9
Income tax expense (benefit)	(31,899)	21	(31,920)	NM
Net income (loss)	38,453	(2,753)	41,206	NM

NM: Not Meaningful

Net income of $38.5 million for the year ended December 31, 2017 increased by $41.2 million from a net loss of $2.8 million for 2016. During the period, improving trends in non-performing loans, past due loans, and loan risk categories continued. In addition, net income for 2017 was impacted by the reversal of the Company’s deferred tax asset valuation allowance and the change in federal corporate tax rates in connection with the enactment of the Tax Cuts and Jobs Act of 2017. The net result of these two items, as well as income tax expense for the year, was an income tax benefit of $31.9 million for 2017. A negative provision for loan losses expense of $800,000 was recorded during 2017, compared to $2.5 million negative provision for loan losses expense for 2016. Non-interest income increased $114,000 during 2017. There was an increase of $295,000 in service charges on deposit accounts, $218,000 in bank card interchange fees, and $62,000 in other non-interest income which was offset by no OREO income during 2017, compared to $456,000 during 2016. Non-interest expense decreased $9.3 million during 2017 due primarily to a decrease in litigation and loan collection expense of $8.6 million as 2016 was negatively impacted by a ruling from the Kentucky Court of Appeals against the Bank that approximated $8.0 million. After consideration of earnings attributable to participating securities, net income attributable to common shareholders was $37.5 million for the year ended December 31, 2017, as compared to net loss attributable to common shareholders of $2.7 million for 2016.

Net Interest Income – Net interest income was $33.7 million for the year ended December 31, 2018, an increase of $2.6 million, or 8.2%, compared with $31.1 million for the same period in 2017. Net interest spread and margin were 3.32% and 3.53%, respectively, for 2018, compared with 3.35% and 3.48%, respectively, for 2017. Average nonaccrual loans were $3.5 million and $7.1 million in 2018 and 2017, respectively.

Average interest-earning assets were $957.5 million for 2018, compared with $904.1 million for 2017, a 5.9% increase, primarily attributable to higher average loans, partially offset by a decrease in average investment securities. Average loans were $743.4 million for 2018, compared with $667.5 million for 2017, an 11.4% increase. Average investment securities were $178.9 million for 2018, compared with $193.1 million for 2017, a 7.3% decrease. Average interest bearing deposits with financial institutions and fed funds sold were $27.9 million in 2018, compared with $36.2 million in 2017, a 22.8% decrease. Total interest income increased 15.8% to $43.5 million for 2018, compared with $37.5 million for 2017.

Average interest-bearing liabilities increased by 3.3% to $799.0 million for 2018, compared with $773.2 million for 2017. Total interest expense increased by 52.8% to $9.8 million for 2018, compared with $6.4 million during 2017, due primarily to increases in rates paid on certificates of deposits and other time deposits as well as increases in average balances of FHLB advances in 2018 compared to 2017. Average volume of certificates of deposit decreased 2.8% to $439.6 million for 2018, compared with $452.4 million for 2017. The average interest rate paid on certificates of deposit increased to 1.35% for 2018, compared with 0.93% for 2017. Average volume of interest checking and money market deposit accounts increased 0.9% to $249.4 million for 2018, compared with $247.3 million for 2017. The average interest rate paid on interest checking and money market deposit accounts increased to 0.62% for 2018, compared with 0.38% for 2017. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2017 and 2018.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$548,877	$27,296	4.97%	$509,133	$24,544	4.82%
Commercial	123,044	5,934	4.82	107,188	4,403	4.11
Consumer	32,049	1,765	5.51	10,790	843	7.81
Agriculture	38,796	2,334	6.02	39,839	2,047	5.14
Other	586	13	2.22	524	29	5.53
U.S. Treasury and agencies	23,732	549	2.31	31,440	694	2.21
Mortgage-backed securities	81,771	2,142	2.62	94,451	2,240	2.37
Collateralized loan obligations	32,163	1,177	3.66	20,242	541	2.67
State and political subdivision securities (non-taxable) (3)	14,189	383	3.42	19,617	571	4.48
State and political subdivision securities (taxable)	18,890	570	3.02	23,689	757	3.20
Corporate bonds	8,162	442	5.42	3,651	167	4.57
FHLB stock	7,280	429	5.89	7,323	366	5.00
Federal funds sold	1,152	22	1.91	960	10	1.04
Interest-bearing deposits in other financial institutions	26,763	405	1.51	35,222	310	0.88
Total interest-earning assets	957,454	43,461	4.55%	904,069	37,522	4.18%
Less: Allowance for loan losses	(8,692)			(8,961)
Non-interest-earning assets	77,548			52,853
Total assets	$1,026,310			$947,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$439,597	$5,949	1.35%	$452,443	$4,191	0.93%
Interest checking and money market deposits	249,415	1,543	0.62	247,261	940	0.38
Savings accounts	34,866	57	0.16	35,486	59	0.17
FHLB advances	43,363	867	2.00	9,184	120	1.31
Junior subordinated debentures and subordinated capital note	21,791	985	4.52	23,805	901	3.78
Senior debt	10,000	389	3.89	5,068	194	3.83
Total interest-bearing liabilities	799,032	9,790	1.23%	773,247	6,405	0.83%
Non-interest-bearing liabilities
Non-interest-bearing deposits	136,947			129,088
Other liabilities	5,471			7,775
Total liabilities	941,450			910,110
Stockholders’ equity	84,860			37,851
Total liabilities and stockholders’ equity	$1,026,310			$947,961

Net interest income		$33,671			$31,117

Net interest spread			3.32%			3.35%

Net interest margin			3.53%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.83%			116.92%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $3.5 million and $7.1 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 21% and 35% federal income tax rate for 2018 and 2017, respectively.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$509,133	$24,544	4.82%	$493,068	$24,486	4.97%
Commercial	107,188	4,403	4.11	81,110	3,471	4.28
Consumer	10,790	843	7.81	9,818	826	8.41
Agriculture	39,839	2,047	5.14	36,811	1,733	4.71
Other	524	29	5.53	468	21	4.49
U.S. Treasury and agencies	31,440	694	2.21	34,049	757	2.22
Mortgage-backed securities	94,451	2,240	2.37	101,249	2,240	2.21
Collateralized loan obligations	20,242	541	2.67	802	28	3.49
State and political subdivision securities (non-taxable) (3)	19,617	571	4.48	21,041	620	4.53
State and political subdivision securities (taxable)	23,689	757	3.20	23,921	768	3.21
Corporate bonds	3,651	167	4.57	2,656	93	3.50
FHLB stock	7,323	366	5.00	7,323	293	4.00
Federal funds sold	960	10	1.04	639	3	0.47
Interest-bearing deposits in other financial institutions	35,222	310	0.88	62,307	263	0.42
Total interest-earning assets	904,069	37,522	4.18%	875,262	35,602	4.11%
Less: Allowance for loan losses	(8,961)			(10,719)
Non-interest-earning assets	52,853			64,597
Total assets	$947,961			$929,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$452,443	$4,191	0.93%	$466,007	$4,111	0.88%
Interest checking and money market deposits	247,261	940	0.38	232,717	921	0.40
Savings accounts	35,486	59	0.17	34,257	61	0.18
FHLB advances	9,184	120	1.31	2,967	70	2.36
Junior subordinated debentures and subordinated capital note	23,805	901	3.78	24,708	818	3.31
Senior debt	5,068	194	3.83	—	—	—
Total interest-bearing liabilities	773,247	6,405	0.83%	760,656	5,981	0.79%
Non-interest-bearing liabilities
Non-interest-bearing deposits	129,088			119,736
Other liabilities	7,775			9,325
Total liabilities	910,110			889,717
Stockholders’ equity	37,851			39,423
Total liabilities and stockholders’ equity	$947,961			$929,140

Net interest income		$31,117			$29,621

Net interest spread			3.35%			3.32%

Net interest margin			3.48%			3.42%

Ratio of average interest-earning assets to average interest-bearing liabilities			116.92%			115.07%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $7.1 million and $11.4 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 35% federal income tax rate for 2017 and 2016.

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

	Year Ended December 31, 2018 vs. 2017			Year Ended December 31, 2017 vs. 2016
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$1,723	$3,753	$5,476	$(895)	$2,224	$1,329
U.S. Treasury and agencies	32	(177)	(145)	(5)	(58)	(63)
Mortgage-backed securities	220	(318)	(98)	155	(155)	—
Collateralized loan obligations	245	391	636	(9)	522	513
State and political subdivision securities	(76)	(299)	(375)	(9)	(51)	(60)
Corporate bonds	36	239	275	33	41	74
FHLB stock	65	(2)	63	73	—	73
Federal funds sold	9	3	12	4	3	7
Interest-bearing deposits in other financial institutions	182	(87)	95	196	(149)	47
Total increase (decrease) in interest income	2,436	3,503	5,939	(457)	2,377	1,920

Interest-bearing liabilities:
Certificates of deposit and other time deposits	1,880	(122)	1,758	202	(122)	80
Interest checking and money market accounts	595	8	603	(37)	56	19
Savings accounts	(1)	(1)	(2)	(4)	2	(2)
FHLB advances	94	653	747	(42)	92	50
Junior subordinated debentures	165	(81)	84	114	(31)	83
Senior debt	3	192	195	—	194	194
Total increase (decrease) in interest expense	2,736	649	3,385	233	191	424
Increase (decrease) in net interest income	$(300)	$2,854	$2,554	$(690)	$2,186	$1,496

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Service charges on deposit accounts	$2,355	$2,253	$1,958
Bank card interchange fees	1,831	1,521	1,303
Income from bank owned life insurance	437	412	417
Net gain (loss) on sales and calls of securities	(6)	288	216
Other real estate owned rental income	—	—	456
Other	1,162	930	868
Total non-interest income	$5,779	$5,404	$5,218

Non-interest income increased by $375,000 for 2018 to $5.8 million compared with $5.4 million for the year ended December 31, 2017. This increase was primarily attributable to a $310,000 increase in bank card interchange fees, a $232,000 increase in other non-interest income, and a $102,000 increase in service charges on deposit accounts partially offset by a $6,000 net loss on sale of securities for 2018 compared to a $288,000 net gain during 2017.

The $232,000 net increase in other non-interest income for 2018 includes a $150,000 third quarter gain on sale of the Bank’s secondary market residential mortgage servicing rights portfolio, as well as a $632,000 fourth quarter gain on sale of a subdivided lot at the Company’s headquarters, partially offset by a $392,000 fourth quarter impairment charge associated with the transfer of the Bank’s data processing center to Premises Held for Sale.

In December 2018, the Bank completed a core system conversion, which Management believes will provide opportunities for work flow efficiencies and improvements in customer experience. In connection with the completion of the core systems conversion, Management approved the closure of its central data processing facility. Support services personnel will be relocated from the bank-owned data processing facility to other nearby facilities in 2019. In December 2018, the data processing facility was transferred to Premises Held For Sale at fair value, as determined by an independent third party appraisal, less estimated cost to sell. The transfer to held for sale resulted in the $392,000 impairment charge noted above, which is included in other non-interest income. Upon sale of the facility, Management expects to realize annual occupancy expense savings of approximately $200,000.

Non-interest income increased by $186,000 in 2017 to $5.4 million compared with $5.2 million for the year ended December 31, 2016. This increase was primarily attributable to a $295,000 increase in service charges on deposit accounts, a $218,000 increase in bank card interchange fees, and a $72,000 increase in net gain on sale of securities partially offset by no OREO income during 2017, compared to $456,000 during 2016.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2018	2017	2016
	(in thousands)
Salary and employee benefits	$15,489	$15,090	$15,508
Occupancy and equipment	3,586	3,420	3,517
FDIC insurance	557	1,412	1,660
Data processing expense	1,192	1,256	1,185
Marketing expense	1,114	1,098	973
State franchise and deposit tax	1,118	956	965
Deposit account related expense	823	896	787
Professional fees	814	978	1,568
Communications	701	722	706
Insurance expense	478	540	565
Postage and delivery	364	395	359
Litigation and loan collection expense	245	179	8,805
Other real estate owned expense	868	1,973	1,541
Other	1,777	1,852	1,882
Total non-interest expense	$29,126	$30,767	$40,021

Non-interest expense for the year ended December 31, 2018 of $29.1 million represented a 3.1% decrease from $30.8 million for 2017. The decrease in non-interest expense was attributable primarily to a decrease in OREO expense of $1.1 million. Non-interest expense also benefited from a $855,000 decrease in FDIC insurance as a result of the Bank’s improved risk profile, partially offset by a $399,000 increase in salaries and employee benefits. As shown below, expenses related to OREO decreased due to lower valuation adjustment write-downs during 2018 compared to 2017.

	2018	2017
	(in thousands)
Net gain on sales	$(72)	$(74)
Valuation adjustment write-downs	850	1,963
Operating expense	90	84
Total	$868	$1,973

During the year ended December 31, 2018, fair value write-downs of $850,000 were recorded compared with $2.0 million for the year ended December 31, 2017. The 2018 write-downs reflect declines in the fair value due to changes in marketing strategies and new appraisals. OREO sales totaled $876,000 and $793,000 during 2018 and 2017, respectively.

Non-interest Expense Comparison – 2017 to 2016

Non-interest expense for the year ended December 31, 2017 of $30.8 million represented a 23.1% decrease from $40.0 million for 2016. The decrease in non-interest expense was attributable primarily to a decrease in litigation and loan collection expense, which decreased $8.6 million. Litigation expense was negatively impacted in 2016 by a ruling from the Kentucky Court of Appeals against the Bank that approximated $8.0 million. Non-interest expense also benefited from a $590,000 decrease in professional fees, a $418,000 decrease in salaries and employee benefits, and a $248,000 decrease in FDIC insurance. As shown below, expenses related to OREO trended higher due to higher valuation adjustment write-downs during 2017 compared to 2016.

	2017	2016
	(in thousands)
Net gain on sales	$(74)	$(222)
Valuation adjustment write-downs	1,963	1,180
Operating expense	84	583
Total	$1,973	$1,541

During the year ended December 31, 2017, fair value write-downs totaled $2.0 million compared with $1.2 million for the year ended December 31, 2016. The write-downs reflect declines in fair value due to updated appraisals, changes in marketing strategies, and reductions in listing prices for certain properties. The Bank was successful in selling OREO totaling $793,000 and $12.7 million during 2017 and 2016, respectively.

Income Tax Expense and Benefit – Effective tax rates differ from the federal statutory rate applied to income (loss) before income taxes due to the following:

	2018	2017	2016
	(in thousands)
Statutory tax rate	21%	35%	35%
Federal statutory rate times financial statement income (loss)	$2,273	$2,294	$(956)
Effect of:
Valuation allowance	—	(54,049)	1,238
Tax-exempt income	(80)	(196)	(211)
Non-taxable life insurance income	(92)	(144)	(146)
Restricted stock vesting	(115)	(121)	—
Change in federal statutory rate	—	20,274	—
Other, net	44	43	96
Total	$2,030	$(31,899)	$21

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. Among other significant changes to the tax code, the new law lowered the federal corporate tax rate from 35% to 21% beginning in 2018. As a result, the Company revalued its net deferred tax asset at the new 21% rate for 2017. Due to this revaluation, the Company recorded a $20.3 million charge to income tax expense for the year ended December 31, 2017.

The combination of the reversal of the valuation allowance and the change in federal corporate tax rates, as well as income tax expense for the year, resulted in an income tax benefit of $31.9 million for the year ended December 31, 2017.

See Note 11, “Income Taxes”, for additional discussion of our income taxes.

Analysis of Financial Condition

Total assets at December 31, 2018 were $1.07 billion compared with $970.8 million at December 31, 2017, an increase of $98.9 million or 10.2%. This increase was primarily attributable to an increase in net loans of $52.5 million as well as an increase in securities available for sale of $48.5 million.

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

Loans Receivable – Loans receivable increased $53.1 million, or 7.5%, during the year ended December 31, 2018, to $765.2 million. Our commercial, commercial real estate and real estate construction portfolios increased by an aggregate of $50.2 million, or 12.1%, during 2018 and comprised 60.9% of the total loan portfolio at December 31, 2018.

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

	As of December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$129,368	16.91%	$113,771	15.98%
Commercial Real Estate:
Construction	86,867	11.35	57,342	8.05
Farmland	77,937	10.18	88,320	12.40
Nonfarm nonresidential	172,177	22.50	156,724	22.01
Residential Real Estate:
Multi-family	49,757	6.50	56,588	7.94
1-4 Family	175,761	22.97	179,222	25.17
Consumer	39,104	5.11	18,439	2.59
Agriculture	33,737	4.41	41,154	5.78
Other	536	0.07	555	0.08
Total loans	$765,244	100.00%	$712,115	100.00%

	As of December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$97,761	15.29%	$86,176	13.93%	$60,936	9.75%
Commercial Real Estate:
Construction	36,330	5.68	33,154	5.36	33,173	5.31
Farmland	71,507	11.19	76,412	12.35	77,419	12.39
Nonfarm nonresidential	149,546	23.39	140,570	22.72	175,452	28.07
Residential Real Estate:
Multi-family	48,197	7.54	44,131	7.13	41,891	6.70
1-4 Family	188,092	29.42	201,478	32.57	197,278	31.56
Consumer	9,818	1.54	10,010	1.62	11,347	1.82
Agriculture	37,508	5.87	26,316	4.25	26,966	4.31
Other	477	0.08	419	0.07	537	0.09
Total loans	$639,236	100.00%	$618,666	100.00%	$624,999	100.00%

Lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower or guarantor was approximately $36.2 million at December 31, 2018.

The Bank had 13 and 12 loan relationships each with aggregate extensions of credit in excess of $10.0 million, all of which were classified as pass by the Bank’s internal loan review process at December 31, 2018 and 2017, respectively.

As of December 31, 2018, the Bank had $57.5 million of loan participations purchased from, and $20.1 million of loan participations sold to, other banks. As of December 31, 2017, the Bank had $46.2 million of loan participations purchased from, and $19.1 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2018, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2018
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$2,464	$31,085	$6,759	$40,308
Commercial Real Estate:
Construction	8,594	11,091	23,563	43,248
Farmland	20,268	13,858	3,482	37,608
Nonfarm nonresidential	27,314	67,042	8,861	103,217
Residential Real Estate:
Multi-family	13,022	26,526	3,922	43,470
1-4 Family	69,543	23,345	6,730	99,618
Consumer	29,392	6,406	1,214	37,012
Agriculture	583	5,262	2,246	8,091
Other	54	336	64	454
Total fixed rate loans	$171,234	$184,951	$56,841	$413,026

Loans with floating rates:
Commercial	$18,547	$59,701	$10,812	$89,060
Commercial Real Estate:
Construction	13,417	24,917	5,285	43,619
Farmland	32,188	7,021	1,120	40,329
Nonfarm nonresidential	43,791	20,515	4,654	68,960
Residential Real Estate:
Multi-family	1,208	4,878	201	6,287
1-4 Family	67,496	5,342	3,305	76,143
Consumer	27	—	2,065	2,092
Agriculture	546	9,161	15,939	25,646
Other	78	4	—	82
Total floating rate loans	$177,298	$131,539	$43,381	$352,218

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)

Pass	$745,604	$673,033	$586,430	$517,484	$461,126
Watch	13,164	25,715	30,431	63,363	68,200
Special Mention	113	164	497	1,395	4,189
Substandard	6,363	13,203	21,878	36,424	91,484
Doubtful	—	—	—	—	—
Total	$765,244	$712,115	$639,236	$618,666	$624,999

Loans receivable increased $53.1 million, or 7.5%, during the year ended December 31, 2018. All loan risk categories have decreased since December 31, 2017, with the exception of pass graded loans. The pass category increased approximately $72.6 million, the watch category declined approximately $12.6 million, the special mention category declined approximately $51,000, and the substandard category declined approximately $6.8 million. The $6.8 million decrease in loans classified as substandard was primarily driven by $12.6 million in principal payments received, $730,000 in loans moved to OREO, $480,000 in charge-offs, and $92,000 in loans upgraded from substandard, offset by $7.1 million in loans moved to substandard during 2018.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Past Due Loans:
30-59 Days	$1,593	$1,478	$2,302	$3,133	$3,960
60-89 Days	331	171	315	241	980
90 Days and Over	—	1	—	—	151
Total Loans Past Due 30-90+ Days	1,924	1,650	2,617	3,374	5,091

Nonaccrual Loans	1,991	5,457	9,216	14,087	47,175
Total Past Due and Nonaccrual Loans	$3,915	$7,107	$11,833	$17,461	$52,266

Loans past due 30-59 days increased from $1.5 million at December 31, 2017 to $1.6 million at December 31, 2018, and loans past due 60-89 days increased from $171,000 at December 31, 2017 to $331,000 at December 31, 2018. This represents a $274,000 increase in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Nonaccrual loans decreased $3.5 million from December 31, 2017 to December 31, 2018. This decrease was primarily driven by $3.6 million in paydowns, $293,000 in charge-offs, $730,000 in transfers to OREO, and $77,000 in loans returned to accrual status, offset by $1.2 million in loans placed on non-accrual. The $2.0 million in nonaccrual loans at December 31, 2018, and $5.5 million at December 31, 2017, were generally secured by farmland and 1-4 family residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

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

The Bank does not have a formal loan modification program. If a borrower is unable to make contractual payments, management reviews the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. The goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints so that the credit may return to performing status over time. If a borrower fails to perform under the modified terms, the loan(s) are placed on nonaccrual status and collection actions are initiated.

Management periodically reviews renewals and modifications of previously identified TDRs for which there was no principal forgiveness, to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate based upon current underwriting, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan after the date of the renewal/modification. Additionally, the TDR classification may be removed in circumstances in which the Company performs a non-concessionary re-modification of the loan at terms that were considered to be at market for loans with comparable risk. Management expects the borrower will continue to perform under the re-modified terms based on the borrower’s past performance.

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

At December 31, 2018, the Bank had two restructured loans totaling $910,000 with borrowers who experienced deterioration in financial condition compared with six restructured loans totaling $3.0 million at December 31, 2017. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2018, the Bank had no restructured loans that had been granted principal payment deferrals until maturity compared with two loans totaling approximately $1.8 million at December 31, 2017. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties, commercial real estate properties, or farmland. At December 31, 2018 both TDRs were performing according to their modified terms, compared to $1.2 million at December 31, 2017.

There were no modifications granted during 2018 or 2017 that resulted in loans being identified as TDRs. During the twelve months ended December 31, 2018, TDRs were reduced as a result of $1.5 million in payments and $500,000 due to the transfer of a loan to OREO. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on nonaccrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 120 days and is not cured through normal collection procedures or an acceptable arrangement is not agreed to with the borrower, management institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible and often before any available collateral has been disposed. Commercial business and real estate loan delinquencies are handled on an individual basis with the advice of legal counsel.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Loans on nonaccrual status	$1,991	5,457	9,216	14,087	47,175
Troubled debt restructurings on accrual	910	1,217	5,350	17,440	21,985
Past due 90 days or more still on accrual	—	1	—	—	151
Total non-performing loans and TDRs on accrual	2,901	6,675	14,566	31,527	69,311
Real estate acquired through foreclosure	3,485	4,409	6,821	19,214	46,197
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$6,386	$11,084	$21,387	$50,741	$115,508

Non-performing loans and TDRs on accrual to total loans	0.38%	0.94%	2.28%	5.10%	11.09%
Non-performing assets and TDRs on accrual to total assets	0.60%	1.14%	2.26%	5.35%	11.35%
Allowance for non-performing loans	$83	$108	$241	$295	$1,253
Allowance for non-performing loans to non-performing loans and TDRs on accrual	2.86%	1.62%	1.65%	0.94%	1.81%

Interest income that would have been earned on non-performing loans was $274,000, $465,000, and $738,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Interest income recognized on non-performing loans was $452,000, $135,000, and $445,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2018	2017	2016	2015	2014
	(dollars in thousands)
Balances at beginning of period	$8,202	$8,967	$12,041	$19,364	$28,124

Loans charged-off:
Real estate	450	750	2,157	5,050	17,943
Commercial	50	5	276	696	1,099
Consumer	95	51	99	221	335
Agriculture	13	95	18	118	30
Other	8	—	79	47	19
Total charge-offs	616	901	2,629	6,132	19,426

Recoveries:
Real estate	1,437	714	1,189	2,338	2,726
Commercial	261	59	334	723	614
Consumer	69	115	299	184	168
Agriculture	15	33	114	8	13
Other	12	15	69	56	45
Total recoveries	1,794	936	2,005	3,309	3,566
Net charge-offs (recoveries)	(1,178)	(35)	624	2,823	15,860
Provision (negative provision) for loan losses	(500)	(800)	(2,450)	(4,500)	7,100
Balance at end of period	$8,880	$8,202	$8,967	$12,041	$19,364

Allowance for loan losses to period-end loans	1.16%	1.15%	1.40%	1.95%	3.10%
Net charge-offs (recoveries) to average loans	(0.16)%	(0.01)%	0.10%	0.44%	2.39%
Allowance for loan losses to non-performing loans and TDRs on accrual	306.10%	122.88%	61.16%	38.19%	27.94%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at December 31, 2018, was stable at 1.16% and 1.15% at December 31, 2017. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remained stable between periods. The allowance for loan losses to non-performing loans was 306.10% at December 31, 2018, compared with 122.88% at December 31, 2017. Net recoveries totaled $1.2 million for 2018 compared to $35,000 for 2017.

A general reserve is maintained for each loan type in the loan portfolio. In determining the amount of the general reserve portion of the allowance for loan losses, management considers factors such as our historical loan loss experience, the growth, composition and diversification of our loan portfolio, current delinquency levels, loan quality grades, the results of recent regulatory examinations and general economic conditions. Based on these factors, management applies estimated percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it, based on our historical experience, portfolio trends and economic and industry trends. This information is used by management to set the general reserve portion of the allowance for loan losses at a level it deems prudent.

Generally, all loans identified as impaired are reviewed on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that the Bank will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310-10, “Impairment of a Loan.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve or charged-off if the loan is deemed collateral dependent. These specific reserves are determined on an individual loan basis based on management’s current evaluation of our loss exposure for each credit given the payment status, financial condition of the borrower and value of any underlying collateral. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below. Changes in specific reserves from period to period are the result of changes in the circumstances of individual loans such as charge-offs, pay-offs, changes in collateral values or other factors.

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

Management makes specific allowances for each impaired loan based on its type and risk classification as discussed above. At year-end 2018, the allowance for loan losses to total non-performing loans and TDRs on accrual increased to 306.10% from 122.88% at year-end 2017. It is important to look more closely at this ratio as a significant portion of impaired loans are collateral dependent and have been charged down to the estimated fair value of the underlying collateral less cost to sell. Please see the next table for comparison and disclosure of recorded investment less allocated allowance relative to the unpaid principal balance. Impaired loans have been assessed for collectability which considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure that the allowance for loan losses is adequate to absorb probable incurred losses.

The following table presents the unpaid principal balance, recorded investment and allocated allowance related to loans individually evaluated for impairment in the commercial real estate and residential real estate portfolios as of December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Commercial Real Estate	Residential Real Estate	Commercial Real Estate	Residential Real Estate
	(in thousands)
Unpaid principal balance	$2,421	$3,398	$4,734	$5,456
Prior charge-offs	(1,911)	(1,050)	(2,099)	(1,506)

Recorded investment	510	2,348	2,635	3,950
Allocated allowance	(35)	(168)	—	(206)

Recorded investment, less allocated allowance	$475	$2,180	$2,635	$3,744

Recorded investment, less allocated allowance/ Unpaid principal balance	19.62%	64.16%	55.66%	68.62%

Based on prior charge-offs, the current recorded investments in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balances of those loans. The recorded investment net of the allocated allowance was 19.62% and 64.16% of the unpaid principal balance in the commercial real estate and residential real estate segments, respectively, at December 31, 2018.

A significant portion of the portfolio is comprised of loans secured by real estate. A decline in the value of the real estate serving as collateral for loans may impact our ability to collect those loans. In general, management obtains updated appraisals on property securing our loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. Management uses qualified licensed appraisers approved by our Board of Directors. These appraisers possess prerequisite certifications and knowledge of the local and regional marketplace.

Based on its assessment of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses.

This assessment is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change. The allowance for loan losses was stable as a percentage of loans outstanding at 1.16% at December 31, 2018 and 1.15% at December 31, 2017. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remained stable between periods. The level of the allowance is based on estimates, and losses may ultimately vary from these estimates.

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

As of December 31, 2018, $6.4 million of loans were classified as substandard, $113,000 classified as special mention and no loans classified as doubtful or loss. This compares with $13.2 million of loans classified as substandard, $164,000 classified as special mention and no loans classified as doubtful or loss as of December 31, 2017. The $6.8 million decrease in loans classified as substandard was primarily driven by $12.6 million in principal payments received, $730,000 in migration to OREO, $92,000 in loans upgraded from substandard, and $480,000 in charge-offs, offset by $7.1 million in loans moved to substandard during 2018. Substandard loans are primarily concentrated in the residential real estate portfolio. As of December 31, 2018, $266,000 of the allowance for loan losses was allocated to substandard loans. This compares to allocations of $418,000 in the allowance for loan losses related to substandard loans at December 31, 2017.

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

	As of December 31,
	2018		2017
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,299	16.91%	$892	15.98%
Commercial Real Estate:
Construction	419	11.35	301	8.05
Farmland	543	10.18	449	12.40
Nonfarm nonresidential	3,714	22.50	3,282	22.01
Residential Real Estate:
Multi-family	403	6.50	627	7.94
1-4 Family	2,049	22.97	2,273	25.17
Consumer	130	5.11	64	2.59
Agriculture	321	4.41	313	5.78
Other	2	0.07	1	0.08
Total	$8,880	100.0%	$8,202	100.0%

	As of December 31,
	2016		2015		2014
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$475	15.29%	$818	13.93%	$2,046	9.75%
Commercial Real Estate:
Construction	470	5.68	424	5.36	739	5.31
Farmland	288	11.19	364	12.35	1,094	12.39
Nonfarm nonresidential	4,136	23.39	6,205	22.72	9,098	28.07
Residential Real Estate:
Multi-family	610	7.54	422	7.13	886	6.70
1-4 Family	2,816	29.42	3,562	32.57	4,901	31.56
Consumer	8	1.54	122	1.62	274	1.82
Agriculture	162	5.87	122	4.25	319	4.31
Other	2	0.08	2	0.07	7	0.09
Total	$8,967	100.0%	$12,041	100.0%	$19,364	100.0%

Provision for Loan Losses – A negative provision for loan losses of $500,000 was recorded for the year ended December 31, 2018, compared with a negative provision for loan losses of $800,000 for 2017 and a negative provision for loan losses of $2.5 million for 2016. The negative provision in 2018 was driven by declining historical loss rates, net recoveries for the year, improvements in asset quality, changes on the composition of the portfolio, and management’s assessment of risk within the portfolio. Asset quality improvement is evidenced by, among other things, improvements in loan risk category migration. The pass category increased approximately $72.6 million, the watch category declined approximately $12.6 million, the special mention category declined approximately $51,000 and the substandard category declined approximately $6.8 million. Additionally, non-accrual loans decreased $3.5 million or 63.5% during 2018. Net recoveries were $1.2 million for 2018 compared to net recoveries of $35,000 in 2017 and net charge-offs of $624,000 in 2016. Management considers the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at December 31, 2018 were $3.5 million compared with $4.4 million at December 31, 2017. See “Note 5 - Other Real Estate Owned,” to the financial statements. During 2018, the Bank acquired $730,000 of OREO properties and sold properties totaling approximately $876,000. Management values foreclosed properties at fair value less estimated cost to sell when acquired and expects to liquidate these properties to recover our investment in the due course of business.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2018	2017	2016
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,485	$4,335	$6,571
Farmland	—	74	—
Residential Real Estate:
1-4 Family	—	—	250
	$3,485	$4,409	$6,821

Net activity relating to other real estate owned during the years indicated is as follows:

	2018	2017	2016
	(in thousands)
OREO Activity
OREO as of January 1	$4,409	$6,821	$19,214
Real estate acquired	730	270	1,273
Valuation adjustment write-downs	(850)	(1,963)	(1,180)
Net gain on sale	72	74	222
Proceeds from sale of properties	(876)	(793)	(12,708)
OREO as of December 31	$3,485	$4,409	$6,821

Net gain on sales, write-downs, and operating expenses for OREO totaled $868,000 for the year ended December 31, 2018, compared with $2.0 million in 2017 and $1.5 million in 2016.

During the year ended December 31, 2018, fair value write-downs of $850,000 were recorded compared with $2.0 million for 2017 and $1.2 million for 2016. The write-downs recorded in each year reflect fair value write-downs due to updated appraisals, changes in marketing strategies, and reductions in listing prices for certain properties. OREO sales totaled $876,000, $793,000, and $12.7 million during 2018, 2017, and 2016, respectively. Management expects to resolve certain nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, collateralized loan obligations, certificates of deposit at insured savings and loans and banks, bankers’ acceptances and federal funds. The investment portfolio increased by $48.5 million, or 31.7%, to $201.2 million at December 31, 2018, compared with $152.7 million at December 31, 2017.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$23,280	$2	$(722)	$22,560	$22,105	$2	$(483)	$21,624
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990	65,935	117	(1,087)	64,965
Collateralized loan obligations	49,942	—	(103)	49,839	25,343	182	(20)	25,505
State and municipal	32,841	230	(259)	32,812	33,303	508	(101)	33,710
Corporate bonds	9,890	127	(26)	9,991	6,838	78	—	6,916
Total available for sale	$203,642	$551	$(3,001)	$201,192	$153,524	$887	$(1,691)	$152,720

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2018:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$—	—%	$8,981	2.54%	$13,579	2.20%	$22,560	2.33%
Agency mortgage-backed: residential	—	—	5,540	2.49	11,020	2.33	69,430	3.02	85,990	2.89
Collateralized loan obligations	—	—	—	—	4,048	4.42	45,791	3.77	49,839	3.82
State and municipal	5,173	2.89	19,225	3.04	5,968	3.34	2,446	4.36	32,812	3.17
Corporate bonds	—	—	—	—	6,099	5.18	3,892	6.55	9,991	5.71
Total available for sale	$5,173	2.89%	$24,765	2.92%	$36,116	3.25%	$135,138	3.31%	$201,192	3.24%

Average yields in the table above were calculated on a tax equivalent basis using a federal income tax rate of 21%. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages. These securities are issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, as well as non-agency company issuers. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest. Cash flows from agency backed mortgage-backed securities are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. Management limits purchases of these securities to bank qualified issues with high credit ratings. At this time, there are no holdings of this type in the portfolio. At December 31, 2018, 80.7% of the Bank’s agency mortgage-backed securities had contractual final maturities of more than ten years with a weighted average life of 20.5 years.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLO managers are typically large non-bank financial institutions or banks and are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, and prepayments on the underlying loans. Although we attempt to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher, completing pre-purchase due diligence, and through ongoing monitoring, no assurance can be given that these risk mitigation efforts will be successful.

At December 31, 2018, $33.1 million and $16.7 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2018. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

Deposits – The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, the Bank has been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, which are more responsive to market interest rates.

The Bank primarily relies on its banking office network to attract and retain deposits in its local markets and has in the past leveraged the online channel to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2018, total deposits increased $47.2 million compared with 2017. During 2017, total deposits decreased $2.9 million compared with 2016. The increase in deposits for 2018 and 2017 was primarily in certificates of deposit balances as well as money market accounts.

To evaluate our funding needs in light of deposit trends resulting from continually changing conditions, management evaluates simulated performance reports that forecast changes in margins along with other pertinent economic data. The Bank continues to offer attractively priced deposit products along its product line to allow it to retain deposit customers and reduce interest rate risk during various rising and falling interest rate cycles.

The Bank offers savings accounts, interest checking accounts, money market accounts and fixed rate certificates with varying maturities. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Management adjusts interest rates, maturity terms, service fees and withdrawal penalties on the Bank’s deposit products periodically. The variety of deposit products allows the Bank to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into outside investment alternatives. However, the ability to attract and maintain deposits and the cost of these funds have been, and will continue to be, significantly affected by market conditions.

The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Years Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$136,947		$129,088		$119,736
Interest Checking	90,583	0.13%	101,980	0.13%	96,294	0.13%
Money Market	158,832	0.90	145,281	0.55	136,423	0.58
Savings	34,866	0.16	35,486	0.17	34,257	0.18
Certificates of Deposit	439,597	1.35	452,443	0.93	466,007	0.88
Total Deposits	$860,825		$864,278		$852,717
Weighted Average Rate		0.88%		0.60%		0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2018		2017		2016
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)

Less than $250,000	$410,942	1.34%	$419,816	0.92%	$437,955	0.88%
$250,000 or more	28,655	1.51	32,627	1.01	28,052	0.97
Total	$439,597	1.35%	$452,443	0.93%	$466,007	0.88%

The following table shows at December 31, 2018 the amount of our time deposits of $250,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$3,799
Three months through six months	4,002
Six months through twelve months	8,490
Over twelve months	11,820
Total	$28,111

The Bank maintains competitive pricing on its deposit products, which Management believes allows it to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for lending and investment activities and for general business purposes. The Bank also uses advances (borrowings) from the FHLB of Cincinnati to supplement the pool of lendable funds, meet deposit withdrawal requirements and manage the terms of liabilities. Advances from the FHLB are secured by the Bank’s stock in the FHLB, and substantially all of its first mortgage residential loans. At December 31, 2018, the Bank had $46.5 million in advances outstanding from the FHLB and the capacity to increase borrowings by an additional $42.7 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of our home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness.

The following table sets forth information about our FHLB advances as of and for the periods indicated:

	December 31,
	2018	2017	2016
	(dollars in thousands)
Average balance outstanding	$43,363	$9,184	$2,967
Maximum amount outstanding at any month-end during the period	71,630	26,830	22,458
End of period balance	46,549	11,797	22,458
Weighted average interest rate:
At end of period	2.45%	1.48%	0.85%
During the period	2.00%	1.31%	2.34%

Junior Subordinated Debentures – At December 31, 2018, the Company had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)
Statutory Trust I	$3,000	2/13/2004	3-month LIBOR + 2.85%	$3,093	2/13/2034
Statutory Trust II	5,000	2/13/2004	3-month LIBOR + 2.85%	5,155	2/13/2034
Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,435	3/1/2037
	$21,000			$21,776

(1)	As of December 31, 2018, the 3-month LIBOR was 2.80%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at our option at their principal amount plus accrued interest.

The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current.

On June 29, 2016, the Company began deferring interest payments on the junior subordinated debentures held by our trust subsidiaries, requiring the trust subsidiaries to defer distributions on the trust preferred securities held by investors. Deferred distributions on the $21.0 million of trust preferred securities outstanding totaled $1.2 million at December 31, 2017. In June 2018, the Company paid all deferred interest payments and brought interest current. At December 31, 2018, the Company is current on all interest payments.

The Federal Reserve Board rules allow trust preferred securities issued prior to May 19, 2010 to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2018, the Company’s trust preferred securities totaled 21% of its Tier 1 capital and 10% of its Tier 2 capital.

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

The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds were retained by the lender in escrow to service quarterly interest payments. At December 31, 2018, the escrow account had a balance of $417,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2018.

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

The Bank also borrows from the FHLB to supplement funding requirements. At December 31, 2018, the unused borrowing capacity with the FHLB was $42.7 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing line from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2018, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, service junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At December 31, 2018, cash on hand totaled $5.4 million, of which, $417,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $19.4 million to $92.1 million at December 31, 2018, compared with $72.7 million at December 31, 2017. The increase was due primarily to the $14.9 million issuance of common stock completed during the first quarter of 2018, as well as current year net income $8.8 million, offset by the $3.5 million repurchase of the Company’s series E and F preferred shares and the other comprehensive loss for the year of $1.3 million.

The Company completed a private placement of common stock on March 30, 2018. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of proceeds was maintained by the Company for general corporate purposes and to support the growth of the Bank.

The following table shows the ratios of Tier 1 capital, common equity Tier 1, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at December 31, 2018:

	Regulatory Minimums	Well-Capitalized Minimums	Limestone Bank

Tier 1 capital	6.0%	8.0%	11.83%
Common equity Tier 1 capital	4.5	6.5	11.83
Total risk-based capital	8.0	10.0	12.88
Tier 1 leverage ratio	4.0	5.0	9.60

Failure to meet minimum capital requirements could result in additional discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Once the capital conservation buffer is fully phased in, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The phase-in of the capital conservation buffer requirement began in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented at 2.5% of risk-weighted assets in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Off Balance Sheet Arrangements

In the normal course of business, the Bank enters into various transactions, which, in accordance with GAAP, are not included in the Company’s consolidated balance sheets. The Bank enter into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$41,109	$28,102	$7,854	$19,922	$96,987
Standby letters of credit	916	1,376	1	—	2,293
Total	$42,025	$29,478	$7,855	$19,922	$99,280

Standby Letters of Credit – Standby letters of credit are written conditional commitments the Bank issues to guarantee the performance of a borrower to a third party. If the borrower does not perform in accordance with the terms of the agreement with the third party, the Bank may be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Bank would be entitled to seek recovery from the borrower. The Bank’s policies generally require that standby letter of credit arrangements be underwritten in a manner consistent with a loan of similar characteristics.

Commitments to Extend Credit – The Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank’s commitments to extend credit are contingent upon borrowers maintaining specific credit standards at the time of loan funding. The Bank minimizes our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Risk Participation Agreements – In connection with the purchase of loan participations, the Bank has entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2018 and $19.8 million at December 31, 2017.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$256,745	$176,682	$17,459	$—	$450,886
FHLB borrowing (1)	45,172	1,190	159	28	46,549
Junior subordinated debentures	—	—	—	21,000	21,000
Senior debt	—	500	9,500	—	10,000
Total	$301,917	$178,372	$27,118	$21,028	$528,435

(1)	Fixed rate borrowings with rates ranging from 0% to 5.24%, and maturities ranging from 2019 through 2033, averaging 2.45%.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Bank has an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on loans and investments, the value of these assets decreases or increases respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the Asset Liability Committee (“ALCO”). The ALCO, which is comprised of senior officers, has the responsibility for approving and ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be our most significant market risk.

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

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 2.0% at December 31, 2018 compared with an increase of 0.9% at December 31, 2017.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2018, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$1,272	3.9%
+ 100 basis points	660	2.0
- 100 basis points	(1,258)	(3.8)
- 200 basis points	(1,816)	(5.5)

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2018, which management anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While management believes such assumptions are reasonable, management cannot provide assurance that assumed repricing rates will approximate actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$28,398	$—	$—	$—	$—	$—	$28,398
Investment securities	74,699	4,899	15,837	62,997	44,326	(1,566)	201,192
FHLB stock	7,233	—	—	—	—	—	7,233
Loans, net of allowance	308,143	45,716	90,951	263,552	56,882	(8,880)	756,364
Fixed and other assets	—	—	—	—	—	76,505	76,505
Total assets	$418,373	$50,615	$106,788	$326,549	$101,208	$66,059	$1,069,692

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$300,727	$—	$—	$—	$—	$—	$300,727
Certificates of deposit	78,549	61,157	116,509	194,407	264	—	450,886
Borrowed funds	76,032	281	302	892	42	—	77,549
Other liabilities	—	—	—	—	—	148,433	148,433
Stockholders’ equity	—	—	—	—	—	92,097	92,097
Total liabilities and stockholders’ equity	$455,308	$61,438	$116,811	$195,299	$306	$240,530	$1,069,692
Period gap	$(36,835)	$(10,823)	$(10,023)	$131,250	$100,902
Cumulative gap	$(36,835)	$(47,658)	$(57,681)	$73,569	$174,471

Period gap to total assets	(3.44)%	(1.01)%	(0.94)%	12.27%	9.43%
Cumulative gap to total assets	(3.44)%	(4.46)%	(5.39)%	6.88%	16.31%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	91.91%	90.78%	90.90%	108.88%	121.04%

The one-year cumulative gap position as of December 31, 2018 was negative $57.7 million or 5.4% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of the Company’s position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

       Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Limestone Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the Company’s annual consolidated financial statements. All information has been prepared in accordance with U.S. generally accepted accounting principles and, as such, includes certain amounts that are based on Management’s best estimates and judgments.

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

Two of the objectives of internal control are to provide reasonable assurance to Management and the Board of Directors that transactions are properly authorized and recorded in the Company’s financial records, and that the preparation of the Company’s financial statements and other financial reporting is done in accordance with U.S. generally accepted accounting principles. There are inherent limitations in the effectiveness of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to reliability of financial statements. Furthermore, internal control can vary with changes in circumstances.

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2018, the Company’s internal control over financial reporting was effective in achieving the objectives stated above. Crowe LLP has provided its report on the audited 2018 consolidated financial statements and on the effectiveness of the Company’s internal control over financial reporting in their report dated March 8, 2019.

John T. Taylor

Chief Executive Officer

Phillip W. Barnhouse

Chief Financial Officer

March 8, 2019

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Limestone Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Limestone Bancorp, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                            /s/ Crowe LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky

March 8, 2019

LIMESTONE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2018	2017
Assets
Cash and due from banks	$6,963	$8,137
Interest bearing deposits in banks	28,398	25,966
Cash and cash equivalents	35,361	34,103
Securities available for sale	201,192	152,720
Loans held for sale	—	70
Loans, net of allowance of $8,880 and $8,202, respectively	756,364	703,913
Premises and equipment, net	14,655	16,789
Premises held for sale	1,050	—
Other real estate owned	3,485	4,409
Federal Home Loan Bank stock	7,233	7,323
Bank owned life insurance	15,646	15,229
Deferred taxes, net	29,282	31,313
Accrued interest receivable and other assets	5,424	4,932
Total assets	$1,069,692	$970,801

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$142,618	$137,386
Interest bearing	751,613	709,638
Total deposits	894,231	847,024
Federal Home Loan Bank advances	46,549	11,797
Accrued interest payable and other liabilities	5,815	6,057
Subordinated capital note	—	2,250
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	977,595	898,128
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Preferred stock, no par
Series E - none and 6,198, respectively, issued and outstanding; Liquidation preference of $6.2 million	—	1,644
Series F - none and 4,304, respectively, issued and outstanding; Liquidation preference of $4.3 million	—	1,127
Total preferred stockholders’ equity	—	2,771
Common stock, no par, 39,000,000 shares authorized, 6,242,720 and 6,039,864 voting, and 1,220,000 and 220,000 non-voting shares issued and outstanding, respectively	140,639	125,729
Additional paid-in capital	24,287	24,497
Retained deficit	(66,201)	(75,108)
Accumulated other comprehensive loss	(6,628)	(5,216)
Total common stockholders’ equity	92,097	69,902
Total stockholders' equity	92,097	72,673
Total liabilities and stockholders’ equity	$1,069,692	$970,801

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2018	2017	2016
Interest income
Loans, including fees	$37,342	$31,866	$30,537
Taxable securities	4,880	4,399	3,886
Tax exempt securities	383	571	620
Federal funds sold and other	856	686	559
	43,461	37,522	35,602
Interest expense
Deposits	7,549	5,190	5,093
Federal Home Loan Bank advances	867	120	70
Senior debt	389	194	—
Junior subordinated debentures	946	753	671
Subordinated capital note	39	148	147
	9,790	6,405	5,981
Net interest income	33,671	31,117	29,621
Negative provision for loan losses	(500)	(800)	(2,450)
Net interest income after negative provision for loan losses	34,171	31,917	32,071

Non-interest income
Service charges on deposit accounts	2,355	2,253	1,958
Bank card interchange fees	1,831	1,521	1,303
Income from bank owned life insurance	437	412	417
Other real estate owned rental income	—	—	456
Net gain (loss) on sales and calls of investment securities	(6)	288	216
Other	1,162	930	868
	5,779	5,404	5,218
Non-interest expense
Salaries and employee benefits	15,489	15,090	15,508
Occupancy and equipment	3,586	3,420	3,517
FDIC insurance	557	1,412	1,660
Data processing expense	1,192	1,256	1,185
Marketing expense	1,114	1,098	973
State franchise and deposit tax	1,118	956	965
Deposit account related expense	823	896	787
Professional fees	814	978	1,568
Communications	701	722	706
Insurance expense	478	540	565
Postage and delivery	364	395	359
Litigation and loan collection expense	245	179	8,805
Other real estate owned expense	868	1,973	1,541
Other	1,777	1,852	1,882
	29,126	30,767	40,021
Income (loss) before income taxes	10,824	6,554	(2,732)
Income tax expense (benefit)	2,030	(31,899)	21
Net income (loss)	8,794	38,453	(2,753)
Basic and diluted income (loss) per common share	$1.23	$6.15	$(0.46)

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31,

(in thousands)

	2018	2017	2016
Net income (loss)	$8,794	$38,453	$(2,753)
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(1,652)	1,141	(1,917)
Transfer of investment securities from held to maturity to available for sale	—	702	—
Amortization during the period of net unrealized loss transferred to held to maturity	—	119	129
Reclassification of adjustment for (gains) losses included in net income (loss)	6	(288)	(216)
Net unrealized gain/(loss) recognized in comprehensive income	(1,646)	1,674	(2,004)
Tax effect	347	(587)	—
Other comprehensive income (loss)	(1,299)	1,087	(2,004)

Comprehensive income (loss)	$7,495	$39,540	$(4,757)

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, December 31, 2015	6,198	4,304	4,017,907	1,371,600	5,389,507	$1,644	$1,127	$120,699	$23,654	$(110,808)	$(4,299)	$32,017
Issuances of unvested stock	—	—	35,465	—	34,465	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	(1,972)	—	(1,972)	—	—	—	—	—	—	—
Reverse stock split rounding shares	—	—	1,533	—	1,533	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	443	—	—	443
Net loss	—	—	—	—	—	—	—	—	—	(2,753)	—	(2,753)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(2,004)	(2,004)
Issuance of stock	—	—	580,000	220,000	800,000	—	—	5,030	—	—	—	5,030
Balances, December 31, 2016	6,198	4,304	4,632,933	1,591,600	6,224,533	$1,644	$1,127	$125,729	$24,097	$(113,561)	$(6,303)	$32,733
Issuance of unvested stock	—	—	37,865	—	37,865	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	(1,316)	—	(1,316)	—	—	—	—	—	—	—
Reverse stock split rounding shares	—	—	(1,218)	—	(1,218)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	400	—	—	400
Net income	—	—	—	—	—	—	—	—	—	38,453	—	38,453
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,087	1,087
Non-voting shares converted to voting	—	—	1,371,600	(1,371,600)	—	—	—	—	—	—	—	—
Balances, December 31, 2017	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Issuance of unvested stock	—	—	52,856	—	52,856	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	524	—	—	524
Net income	—	—	—	—	—	—	—	—	—	8,794	—	8,794
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances, December 31, 2018	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$8,794	$38,453	$(2,753)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,080	1,239	1,725
Negative provision for loan losses	(500)	(800)	(2,450)
Net amortization on securities	865	1,246	1,297
Stock-based compensation expense	524	400	443
Deferred taxes, net	2,376	(31,899)	—
Net gain on sales of loans held for sale	(1)	(46)	(86)
Origination of loans held for sale	—	(2,859)	(5,145)
Proceeds from sales of loans held for sale	71	2,835	5,417
Net gain on sales of other real estate owned	(72)	(74)	(222)
Net write-down of other real estate owned	850	1,963	1,180
Net realized (gain) loss on sales and calls of investment securities	6	(288)	(216)
Net (gain) loss on sale of premises and equipment	(692)	3	(1)
Impairment on transfer of premises to held for sale	392	—	—
Increase in cash surrender value of life insurance, net of premium expense	(417)	(391)	(397)
Net change in accrued interest receivable and other assets	(491)	2,079	(814)
Net change in accrued interest payable and other liabilities	(155)	(9,854)	8,133
Net cash from operating activities	12,630	2,007	6,111

Cash flows from investing activities
Purchases of available for sale securities	(77,159)	(21,112)	(41,827)
Proceeds from sales and calls of available for sale securities	6,054	41,686	8,311
Proceeds from maturities and prepayments of available for sale securities	20,116	21,838	22,876
Proceeds from calls of held to maturity securities	—	47	—
Proceeds from maturities of held to maturity securities	—	145	—
Proceeds from sale of other real estate owned	876	793	12,438
Proceeds from mandatory redemption of Federal Home Loan Bank stock	90	—	—
Net changes in loans	(52,885)	(73,202)	(22,368)
Proceeds from sale of premises and equipment	1,590	331	268
Purchases of premises and equipment	(1,168)	(284)	(464)
Purchase of bank owned life insurance	—	—	(5,000)
Net cash from investing activities	(102,486)	(29,758)	(25,766)

Cash flows from financing activities
Net change in deposits	47,207	(2,901)	(28,072)
Payment of Federal Home Loan Bank advances	(120,248)	(55,661)	(623)
Advances from Federal Home Loan Bank	155,000	45,000	20,000
Payment of subordinated capital note	(2,250)	(900)	(900)
Proceeds from senior debt	—	10,000	—
Proceeds from issuance of common stock, net	14,910	—	2,231
Redemption of preferred stock	(3,505)	—	—
Net cash from financing activities	91,114	(4,462)	(7,364)
Net change in cash and cash equivalents	1,258	(32,213)	(27,019)
Beginning cash and cash equivalents	34,103	66,316	93,335
Ending cash and cash equivalents	$35,361	$34,103	$66,316

Supplemental cash flow information:
Interest paid	$10,607	$5,665	$5,253
Income taxes paid (refunded)	—	—	21
Supplemental non-cash disclosure:
Proceeds from common stock issuance directed by investors to pay junior subordinated debt interest	$—	—	2,799
Transfer from loans to other real estate	730	$270	$1,273
Transfer from premises and equipment to premises and equipment held for sale	1,050	—	—
Financed sales of other real estate owned	—	—	270
Transfer from held to maturity to available for sale securities	—	41,380	—
AOCI component of transfer from held to maturity to available for sale, net of tax	—	456	—

See accompanying notes.

LIMESTONE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Limestone Bancorp, Inc. (Company) and its subsidiary, Limestone Bank (Bank). The Company owns a 100% interest in the Bank.

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

Cash and Cash Equivalents – For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions as well as interest bearing deposits in banks that mature within one year and are carried at cost to be cash equivalents. Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve Bank of St. Louis or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $7.4 million and $11.0 million at December 31, 2018 and 2017, respectively.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is deemed impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and treated as impaired.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on actual loss history experienced over the most recent five years with equal weighting. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies, procedures, and practices; effects of any change in risk selection and underwriting standards; national and local economic trends and conditions; industry conditions; trends in volume and terms of loans; experience, ability and depth of lending management and other relevant staff; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; and effects of changes in credit concentrations.

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

●

Commercial real estate loans are affected by the local commercial real estate market and the local economy. Commercial real estate loans include loans on commercial properties occupied by borrowers and/or tenants. Construction and development loans are a component of this segment. These loans are generally secured by land under development or homes and commercial buildings under construction. Loans secured by farmland are also a component of this segment. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service the debt.

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

●

Consumer loans depend on local economies. Consumer loans are generally unsecured, but may be secured by consumer assets. Management evaluates the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios. Consumer loans may be for consumer goods purchases, cash flow needs, or for student loans or student debt refinances.

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

Management analyzes key relevant risk characteristics for each portfolio segment having determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with loan underwriting processes and procedures. In determining the allocated allowance, the weighted average loss rates over the most recent five years are used with equal weighting. Commercial real estate qualitative adjustment considerations include trends in the markets for underlying collateral values, risks related to tenant rents, and economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values. Residential real estate loan considerations include macro economic factors such as unemployment rates, trends in vacancy rates, and home value trends. The commercial and agricultural portfolio qualitative adjustments are related to economic and portfolio performance trends. The agricultural, consumer and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the geographical areas where the collateral is located.

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

Premises and equipment held for sale are recorded at fair value less estimated cost to sell at the time of transfer based upon independent third party appraisal. If fair value declines subsequent to transfer, write-downs are recorded through expense.

Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value through a charge to earnings.

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

Benefit Plans – Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

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

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share are net income (loss) attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, warrants, and any convertible securities. Earnings (loss) and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Earnings (Loss) Allocated to Participating Securities – The Company has issued and outstanding unvested common shares to employees and directors through the stock incentive plan. Earnings (loss) are allocated to these participating securities based on their percentage of total issued and outstanding shares.

Loss Contingencies – Loss contingencies, including claims and legal actions arising in the normal course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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

As part of the asset/liability management program, the Company utilizes, from time to time, risk participation agreements to reduce its sensitivity to changing interest rates. These are derivative instruments, which are recorded as assets or liabilities in the consolidated balance sheets at fair value. Changes in the fair values of derivatives are reported in the consolidated statements of operations or other comprehensive income (“OCI”) depending on the use of the derivative and whether the instrument qualifies for hedge accounting. The key criterion for the hedge accounting is that the hedged relationship must be found to be effective as determined by FASB ASC 815 Derivatives and Hedging.

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

The risk participation agreements are not designated against specific assets or liabilities under ASC 815, and, therefore, do not qualify for hedge accounting. The derivatives are recorded on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period.

New Accounting Standards – In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”). The ASU provides guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented in non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges on deposit accounts, bank card interchange income, and the sale of OREO. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance became effective for the Company on January 1, 2018. The impact of adopting this new guidance did not have a material impact on the consolidated financial statements, but did result in additional disclosures, which have been incorporated into “Note 19 – Revenue from Contracts with Customers.”

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update impact public business entities as follows: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update became effective for the Company on January 1, 2018. The impact of adopting the new guidance did not have a material impact on the consolidated financial statements, but did require additional disclosures. The additional disclosures have been incorporated into “Note 16 – Fair Values.”

In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting in largely unchanged. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s existing lease agreements, the impact of adopting the new guidance on the consolidated financial statements was the recording of a lease liability and a right of use asset of approximately $700,000 on January 1, 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. As previously disclosed, management has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purpose of meeting this standard. The committee has selected a vendor to assist in generating loan level cash flows and disclosures. The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing the existing model with the CECL model for two to three quarters prior to implementation, depending on how model completion and validation occurs. During 2019, management is focused on refining assumptions and continued review and challenges to the model. Additionally, management is researching and resolving interpretive accounting issues in the ASU, contemplating various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. The magnitude of any adjustment or the overall impact of the new standard on financial condition or results of operation cannot yet be determined; however, management expects to identify a range in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects From Other Comprehensive Income. The final standard allows institutions to elect to reclassify the stranded tax effects from AOCI to retained earnings, limited to amounts in AOCI that are affected by the tax reform law. This includes re-measuring deferred tax assets and liabilities related to items presented in AOCI at the newly enacted tax rate and on other income tax effects of items remaining in AOCI. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods during 2018. Early adoption was permitted. The Company adopted the standard on January 1, 2018 and adoption did not have a material impact on the consolidated financial statements as it resulted in a $113,000 entry between AOCI and retained deficit.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Available for sale
U.S. Government and federal agency	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,942	—	(103)	49,839
State and municipal	32,841	230	(259)	32,812
Corporate bonds	9,890	127	(26)	9,991
Total available for sale	$203,642	$551	$(3,001)	$201,192

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017	(in thousands)
Available for sale
U.S. Government and federal agency	$22,105	$2	$(483)	$21,624
Agency mortgage-backed: residential	65,935	117	(1,087)	64,965
Collateralized loan obligations	25,343	182	(20)	25,505
State and municipal	33,303	508	(101)	33,710
Corporate bonds	6,838	78	—	6,916
Total available for sale	$153,524	$887	$(1,691)	$152,720

In 2013, the Bank transferred a portion of its tax-free municipal and taxable municipal bond portfolios from AFS to held to maturity (HTM). At that time, the transfer occurred at fair value with the unrealized loss of $1.3 million remaining in other comprehensive income. That unrealized loss was subsequently amortized on the level yield method out of other comprehensive income with an offsetting entry reducing interest income as a yield adjustment through earnings. No gain or loss was recorded at the time of transfer in 2013. Given the Bank’s balance sheet composition, interest rate risk profile, the tax environment, and the Bank’s strategic plan, management reassessed the classification of the HTM securities and, effective December 1, 2017, transferred $41.4 million of tax-free municipals and taxable municipals from HTM to AFS. As a result, the $702,000 in remaining unamortized loss from the 2013 transfer was reclassified through a book value adjustment of these securities. At December 31, 2017, these securities were carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax, with the remaining securities classified as AFS.

Sales and calls of securities were as follows:

	2018	2017	2016
	(in thousands)
Proceeds	$6,054	$41,733	$8,311
Gross gains	—	449	245
Gross losses	6	161	29

The tax provision related to net gains and losses realized on sales was an income tax benefit of $1,000 for 2018 and an income tax expense of $101,000, and $76,000 for 2017 and 2016, respectively.

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	December 31, 2018
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$27,583	$27,662
One to five years	75,548	74,964
Five to ten years	12,822	12,576
Agency mortgage-backed: residential	87,689	85,990
Total	$203,642	$201,192

Securities pledged at year-end 2018 and 2017 had carrying values of approximately $64.4 million and $76.8 million, respectively, and were pledged to secure public deposits.

At December 31, 2018 and 2017, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.3 million and $15.4 million, respectively. At year-end 2018, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLO managers are typically large non-bank financial institutions or banks and are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, and prepayments on the underlying loans.

At December 31, 2018, $33.1 million and $16.7 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2018. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2018, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at December 31, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2018
Available for sale
U.S. Government and federal agency	$3,431	$(57)	$17,212	$(665)	$20,643	$(722)
Agency mortgage-backed: residential	30,229	(343)	40,932	(1,548)	71,161	(1,891)
Collateralized loan obligations	48,294	(103)	—	—	48,294	(103)
State and municipal	6,133	(29)	7,252	(230)	13,385	(259)
Corporate Bonds	3,569	(26)	—	—	3,569	(26)
Total temporarily impaired	$91,656	$(558)	$65,396	$(2,443)	$157,052	$(3,001)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2017
Available for sale
U.S. Government and federal agency	$5,788	$(97)	$14,121	$(386)	$19,909	$(483)
Agency mortgage-backed: residential	21,104	(172)	27,158	(915)	48,262	(1,087)
Collateralized loan obligations	6,038	(20)	—	—	6,038	(20)
State and municipal	7,492	(101)	—	—	7,492	(101)
Total temporarily impaired	$40,422	$(390)	$41,279	$(1,301)	$81,701	$(1,691)

NOTE 3 – LOANS

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	2018	2017
	(in thousands)
Commercial	$129,368	$113,771
Commercial Real Estate:
Construction	86,867	57,342
Farmland	77,937	88,320
Nonfarm nonresidential	172,177	156,724
Residential Real Estate:
Multi-family	49,757	56,588
1-4 Family	175,761	179,222
Consumer	39,104	18,439
Agriculture	33,737	41,154
Other	536	555
Subtotal	765,244	712,115
Less: Allowance for loan losses	(8,880)	(8,202)
Loans, net	$756,364	$703,913

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2018, 2017, and 2016:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2018:	(in thousands)
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	196	(192)	(599)	92	6	(3)	(500)
Loans charged off	(50)	(198)	(252)	(95)	(13)	(8)	(616)
Recoveries	261	1,034	403	69	15	12	1,794
Ending balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2017:	(in thousands)
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	363	(1,223)	(129)	(8)	213	(16)	(800)
Loans charged off	(5)	(58)	(692)	(51)	(95)	–	(901)
Recoveries	59	419	295	115	33	15	936
Ending balance	$892	$4,032	$2,900	$64	$313	$1	$8,202

December 31, 2016:
Beginning balance	$818	$6,993	$3,984	$122	$122	$2	$12,041
Provision (negative provision)	(401)	(2,438)	749	(314)	(56)	10	(2,450)
Loans charged off	(276)	(505)	(1,652)	(99)	(18)	(79)	(2,629)
Recoveries	334	844	345	299	114	69	2,005
Ending balance	$475	$4,894	$3,426	$8	$162	$2	$8,967

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$35	$168	$–	$–	$–	$203
Collectively evaluated for impairment	1,299	4,641	2,284	130	321	2	8,677
Total ending allowance balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880

Loans:
Loans individually evaluated for impairment	$53	$510	$2,348	$–	$–	$–	$2,911
Loans collectively evaluated for impairment	129,315	336,471	223,170	39,104	33,737	536	762,333
Total ending loans balance	$129,368	$336,981	$225,518	$39,104	$33,737	$536	$765,244

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$120	$53	$—	$125	$1	$1
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	1,860	89	—	1,156	525	360
Nonfarm nonresidential	402	262	—	327	19	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	2,678	1,628	—	1,964	164	111
Consumer	12	—	—	1	—	—
Agriculture	—	—	—	—	7	6
Other	—	—	—	—	—	—
Subtotal	5,072	2,032	—	3,573	716	478
With An Allowance Recorded:
Commercial	—	—	—	60	3	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	159	159	35	100	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	720	720	168	1,111	44	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	879	879	203	1,271	47	—
Total	$5,951	$2,911	$203	$4,844	$763	$478

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of December 31, 2018 and 2017:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2018
Commercial Real Estate:
Nonfarm nonresidential
Rate reduction	$190	$—	$190
Residential Real Estate:
1-4 Family
Rate reduction	720	—	720
Total TDRs	$910	$—	$910

December 31, 2017
Commercial
Rate reduction	$—	$33	$33
Principal deferral	—	434	434
Commercial Real Estate:
Farmland
Principal deferral	—	1,362	1,362
Nonfarm nonresidential
Rate reduction	483	—	483
Residential Real Estate:
1-4 Family
Rate reduction	734	—	734
Total TDRs	$1,217	$1,829	$3,046

At December 31, 2018 and 2017, 100% and 40%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $168,000 and $122,000 as of December 31, 2018 and 2017, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts to customers as of December 31, 2018 or 2017 with outstanding loans that are classified as TDRs.

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

No TDR loan modifications occurred during the twelve months ended December 31, 2018, 2017, or 2016. During the year ended December, 31 2018, 2017, and 2016, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2018 and 2017:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2018	2017	2018	2017
	(in thousands)

Commercial	$53	$487	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	249	2,059	—	—
Nonfarm nonresidential	61	93	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,628	2,817	—	—
Consumer	—	1	—	—
Agriculture	—	—	—	1
Other	—	—	—	—
Total	$1,991	$5,457	$—	$1

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2018 and 2017:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)

December 31, 2018
Commercial	$39	$—	$—	$53	$92
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	107	—	249	600
Nonfarm nonresidential	—	52	—	61	113
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,299	137	—	1,628	3,064
Consumer	8	35	—	—	43
Agriculture	3	—	—	—	3
Other	—	—	—	—	—
Total	$1,593	$331	$—	$1,991	$3,915

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)

December 31, 2017
Commercial	$—	$—	$—	$487	$487
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	593	—	—	2,059	2,652
Nonfarm nonresidential	—	—	—	93	93
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	850	126	—	2,817	3,793
Consumer	30	45	—	1	76
Agriculture	5	—	1	—	6
Other	—	—	—	—	—
Total	$1,478	$171	$1	$5,457	$7,107

Credit Quality Indicators

Management categorizes all loans into risk categories at origination based upon original underwriting. Thereafter, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Additionally, loans are analyzed through internal and external loan review processes. Borrower relationships in excess of $500,000 are routinely analyzed through credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Substandard – Loans classified as substandard are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition which may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2018
Commercial	$129,106	$141	$—	$121	$—	$129,368
Commercial Real Estate:
Construction	86,867	—	—	—	—	86,867
Farmland	74,054	2,741	—	1,142	—	77,937
Nonfarm nonresidential	169,551	1,983	—	643	—	172,177
Residential Real Estate:
Multi-family	44,697	5,060	—	—	—	49,757
1-4 Family	169,342	2,209	113	4,097	—	175,761
Consumer	38,768	11	—	325	—	39,104
Agriculture	32,683	1,019	—	35	—	33,737
Other	536	—	—	—	—	536
Total	$745,604	$13,164	$113	$6,363	$—	$765,244

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2017
Commercial	$112,978	$84	$—	$709	$—	$113,771
Commercial Real Estate:
Construction	57,342	—	—	—	—	57,342
Farmland	76,563	7,607	—	4,150	—	88,320
Nonfarm nonresidential	152,004	2,906	—	1,814	—	156,724
Residential Real Estate:
Multi-family	47,121	9,467	—	—	—	56,588
1-4 Family	169,774	3,535	164	5,749	—	179,222
Consumer	18,042	306	—	91	—	18,439
Agriculture	38,654	1,810	—	690	—	41,154
Other	555	—	—	—	—	555
Total	$673,033	$25,715	$164	$13,203	$—	$712,115

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2018	2017
	(in thousands)
Land and buildings	$19,999	$23,124
Furniture and equipment	11,283	10,151
	31,282	33,275
Accumulated depreciation	(16,627)	(16,486)
	$14,655	$16,789

During 2018, the Company recognized a $692,000 gain on sale of a subdivided lot at the Company’s headquarters. The gain on sale is included in other non-interest income.

In connection with the completion of a core system conversion in December 2018, management approved the closure of the Bank’s central data processing facility. As a result, the data processing facility was transferred to Premises Held for Sale at fair value, as determined by an independent third party appraisal, less estimated cost to sell. The transfer to held for sale resulted in a $392,000 impairment charge, which is included in other non-interest income. The carrying value is $1.1 million at December 31, 2018.

Depreciation expense was $833,000, $955,000 and $1.1 million for 2018, 2017 and 2016, respectively.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2018	2017
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,485	$4,335
Farmland	—	74
	$3,485	$4,409

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $771,000 and $616,000 at December 31, 2018 and December 31, 2017, respectively.

Activity relating to OREO during the years indicated is as follows:

	2018	2017	2016
	(in thousands)
OREO Activity
OREO as of January 1	$4,409	$6,821	$19,214
Real estate acquired	730	270	1,273
Valuation adjustment write-downs	(850)	(1,963)	(1,180)
Net gain on sale	72	74	222
Proceeds from sale of properties	(876)	(793)	(12,708)
OREO as of December 31	$3,485	$4,409	$6,821

Expenses related to OREO include:

	2018	2017	2016
	(in thousands)
Net gain on sales	$(72)	$(74)	$(222)
Valuation adjustment write-downs	850	1,963	1,180
Operating expense	90	84	583
Total	$868	$1,973	$1,541

NOTE 6 – DEPOSITS

The following table details deposits by category:

	December 31, 2018	December 31, 2017
	(in thousands)
Non-interest bearing	$142,618	$137,386
Interest checking	94,269	99,383
Money market	171,924	151,388
Savings	34,534	34,632
Certificates of deposit	450,886	424,235
Total	$894,231	$847,024

Time deposits of $250,000 or more were approximately $28.1 million and $31.7 million at year-end 2018 and 2017, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2019	$256,745
2020	171,043
2021	5,639
2022	6,523
2023	10,936
$450,886

NOTE 7 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2018	2017
	(in thousands)

Short term advances (fixed rates 2.47% to 2.52%) maturing January 2019	$45,000	$10,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,549	1,797
Total advances from the Federal Home Loan Bank	$46,549	$11,797

FHLB advances had a weighted-average rate of 2.45% at December 31, 2018 and 1.48% at December 31, 2017. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2018 or 2017. The advances were collateralized by approximately $130.4 million and $130.9 million of first mortgage loans, under a blanket lien arrangement at December 31, 2018 and December 31, 2017, respectively. At December 31, 2018, our additional borrowing capacity with the FHLB was $42.7 million.

Scheduled principal payments during the next five years and thereafter (in thousands):

Advances
2019	$45,172
2020	471
2021	719
2022	100
2023	59
Thereafter	28
$46,549

At year-end 2018, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

NOTE 8 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral.

On June 29, 2016, the Company notified the trustees of its election to defer interest payments effective with the third quarter 2016 payment. The deferral period ends after the second quarter of 2021. After 20 consecutive quarters, the Company must pay all deferred distributions to avoid default. Dividends accrued and unpaid on our junior subordinated debentures totaled $1.2 million at December 31, 2017. In June 2018, the Company paid all deferred interest payments and brought interest current. At December 31, 2018, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of December 31, 2018, the 3-month LIBOR was 2.80%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

NOTE 9 – SENIOR DEBT

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

The Company contributed $9.0 million of the borrowing proceeds to the Bank as common equity Tier 1 capital. The remaining $1.0 million of the borrowing proceeds were retained by the lender in escrow to service quarterly interest payments. At December 31, 2018, the escrow account had a balance of $417,000.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2018.

NOTE 10 – OTHER BENEFIT PLANS

401(k) Plan – The Company's 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service. For 2018, the Company matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed by employees. In 2017 and 2016, the Company matched 50% of the first 4% of compensation contributed. The Company, at its discretion, may make additional contributions. Total contributions made by the Company to the plan totaled approximately $347,000, $200,000 and $189,000 in 2018, 2017 and 2016, respectively.

Supplemental Executive Retirement Plan – The Company has a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $77,000, $121,000 and $121,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The related liability was $1.3 million at December 31, 2018 and 2017 and is included in other liabilities on the balance sheets.

In January 2018, the Company approved the termination of the plan effective January 31, 2018. As a result of the termination, the plan was liquidated with all benefits paid in a lump sum to the participants on February 1, 2019. No additional expenses were incurred as a result of the plan termination.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $15.6 million and $15.2 million at December 31, 2018 and 2017, respectively. Income earned from the cash surrender value of life insurance totaled $437,000, $412,000 and $417,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 11 – INCOME TAXES

Prior to 2017, the Company had a full valuation allowance against its net deferred tax asset which was established in 2011. During the fourth quarter of 2017, management concluded it was more-likely-than-not the asset would be utilized to reduce future taxes payable related to the future taxable income of the Company, and as such, reversed the valuation allowance. As a result of the conclusion to reverse the valuation allowance, the Company recorded an income tax benefit of $54.0 million for the year ended December 31, 2017.

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

Income tax expense (benefit) was as follows:

	2018	2017	2016
	(in thousands)
Current	$(346)	$—	$21
Deferred	121	2,523	2,771
Net operating loss	2,255	(647)	(4,009)
Change in federal statutory rate	—	20,274	—
Change in valuation allowance	—	(54,049)	1,238
	$2,030	$(31,899)	$21

Effective tax rates differ from federal statutory rate applied to income (loss) before income taxes due to the following:

	2018	2017	2016
	(in thousands)
Federal statutory rate	21%	35%	35%
Federal statutory rate times financial statement income (loss)	$2,273	$2,294	$(956)
Effect of:
Valuation allowance	—	(54,049)	1,238
Tax-exempt income	(80)	(196)	(211)
Non-taxable life insurance income	(92)	(144)	(146)
Restricted stock vesting	(115)	(121)	—
Change in federal statutory rate	—	20,274	—
Other, net	44	43	96
Total	$2,030	$(31,899)	$21

Year-end deferred tax assets and liabilities were due to the following:

	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$23,390	$25,645
Allowance for loan losses	1,865	1,723
OREO write-down	2,611	2,432
Alternative minimum tax credit carry-forward	346	692
Net assets from acquisitions	290	358
Net unrealized loss on securities	515	169
New market tax credit carry-forward	208	208
Nonaccrual loan interest	235	271
Accrued expenses	239	172
Deferred compensation	267	277
Other	241	241
	30,207	32,188

Deferred tax liabilities:
FHLB stock dividends	557	557
Fixed assets	94	68
Deferred loan costs	136	152
Other	138	98
	925	875
Net deferred tax assets	$29,282	$31,313

At December 31, 2018, the Company had net operating loss carryforwards (“NOLs”) of $111.4 million, which will begin to expire in 2031. As of December 31, 2018, a total of $346,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2018 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2018 or December 31, 2017 related to unrecognized tax benefits.

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

NOTE 12 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2018 were as follows (in thousands):

Beginning balance	$9,400
New loans	7,104
Repayments	(2,313)
Ending balance	$14,191

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2018 and 2017 were $178,000 and $401,000, respectively.

Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO. Hogan Development Company is owned by W. Glenn Hogan, a director. The agreement with Hogan Development Company is periodically reviewed and evaluated by the Audit Committee. The Bank paid real estate management fees of $20,000 in both 2018 and 2017. The Bank paid no real estate sales and leasing commissions in 2018 and $6,000 to Hogan Development Company in 2017.

On March 30, 2018, the Company completed a private placement of common stock. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million of which $5.0 million was contributed as capital to the Bank. The balance of proceeds was maintained by the Company for general corporate purposes and to support the growth of the Bank. W. Kirk Wycoff, a director of the Company and Bank, serves as a general partner of Patriot Financial Partners III, L.P.

On June 26, 2018, the Company completed the purchase and retirement of all of its issued and outstanding Series E and Series F Non-Voting Perpetual Preferred Shares for an aggregate price of $3.5 million paid in cash. The Series E and Series F Shares had an aggregate liquidation preference of $10.5 million. Participating sellers in the transaction, among others, were directors W. Glenn Hogan, Michael T. Levy, Dr. Edmond J. Seifried, and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P., each affiliates of director W. Kirk Wycoff. An independent third party financial advisory firm served as the financial advisor in this transaction to a special committee of directors comprised of members having no interest in the repurchase transaction.

NOTE 13 – PREFERRED STOCK

At December 31, 2017, the Company had issued and outstanding 6,198 Series E preferred shares and 4,304 Series F preferred shares, both of which series were not convertible into common shares, had a liquidation preference of $1,000 per share, and were entitled to a 2% noncumulative annual dividend if and when declared. Series E and Series F preferred shares ranked senior to, and had liquidation and dividend preferences over, the common shares and non-voting common shares.

On June 26, 2018, the Company completed the purchase and retirement of all of its issued and outstanding Series E and Series F preferred shares for an aggregate price of $3.5 million paid in cash. The Series E and F shares had an aggregate liquidation preference of $10.5 million.

NOTE 14 – REGULATORY CAPITAL MATTERS

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

Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject. At year end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk-weighted assets)	$109,309	12.88%	$67,920	8.00%	$84,900	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	100,429	11.83	38,205	4.50	55,185	6.50
Tier 1 capital (to risk-weighted assets)	100,429	11.83	50,940	6.00	67,920	8.00
Tier 1 capital (to average assets)	100,429	9.60	41,837	4.00	52,297	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total risk-based capital (to risk-weighted assets)	$91,305	11.61%	$62,938	8.00%	$78,672	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	81,393	10.35	35,403	4.50	51,137	6.50
Tier 1 capital (to risk-weighted assets)	81,393	10.35	47,203	6.00	62,938	8.00
Tier 1 capital (to average assets)	81,393	8.70	37,421	4.00	46,777	5.00

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

NOTE 15 – OFF BALANCE SHEET RISKS, COMMITMENTS, AND CONTINGENT LIABILITIES

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each year ended:

	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$5,317	$11,236	$27,349	$31,412
Unused lines of credit	7,410	73,024	11,034	57,727
Standby letters of credit	541	1,752	2,216	373

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2018 and $19.8 million at December 31, 2017. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The Company does not use derivatives for trading or speculative purposes but rather as a result of services provided to certain borrowers. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.

The Company contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of the Company, although the outcome of such matters could be material to the Company’s operating results and cash flows for a particular future period, depending on, among other things, the level of the Company’s revenues or income for such period. The Company will accrue for a loss contingency if (1) it is probable that a future event will occur and confirm the loss and (2) the amount of the loss can be reasonably estimated. The Company is not currently involved in any material litigation.

NOTE 16 – FAIR VALUES

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

Management routinely apply internal discounts to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined to have a thin trading market or to be specialized collateral. This is in addition to estimated discounts for cost to sell of six to ten percent.

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,560	$—	$22,560	$—
Agency mortgage-backed: residential	85,990	—	85,990	—
Collateralized loan obligations	49,839	—	49,839	—
State and municipal	32,812	—	32,812	—
Corporate bonds	9,991	—	9,991	—
Total	$201,192	$—	$201,192	$—

		Fair Value Measurements at December 31, 2017 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$21,624	$—	$21,624	$—
Agency mortgage-backed: residential	64,965	—	64,965	—
Collateralized loan obligations	25,505	—	25,505	—
State and municipal	33,710	—	33,710	—
Corporate bonds	6,916	—	6,916	—
Total	$152,720	$—	$152,720	$—

There were no transfers between Level 1 and Level 2 during 2018 or 2017.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	124	—	—	124
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	552	—	—	552
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	3,485	—	—	3,485
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2017 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$87	$—	$—	$87
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	957	—	—	957
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	4,335	—	—	4,335
Farmland	74	—	—	74
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $879,000, with a valuation allowance of $203,000, at December 31, 2018, resulting in no additional provision for loan losses for the year ended December 31, 2018. At December 31, 2017, impaired loans had a carrying amount of $1.3 million, with a valuation allowance of $219,000, at December 31, 2017, resulting in no additional provision for loan losses for the year ended December 31, 2017.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.5 million as of December 31, 2018, compared with $4.4 million at December 31, 2017. Write-downs of $850,000 and $2.0 million were recorded on OREO for the years ended December 31, 2018 and 2017, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$552	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,485	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)
		Income approach	Discount or capitalization rate	25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$957	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(9%)

Other real estate owned – Commercial real estate	$4,409	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)
		Income approach	Discount or capitalization rate	25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2018:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$35,361	$35,361	$—	$—	$35,361
Securities available for sale	201,192	—	201,192	—	201,192
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	756,364	—	—	744,076	744,076
Accrued interest receivable	3,665	—	1,222	2,443	3,665
Financial liabilities
Deposits	$894,231	$142,618	$750,015	$—	$892,633
Federal Home Loan Bank advances	46,549	—	46,519	—	46,519
Junior subordinated debentures	21,000	—	—	16,226	16,226
Senior debt	10,000	—	—	9,585	9,585
Accrued interest payable	658	—	598	60	658

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2017:

		Fair Value Measurements at December 31, 2017 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$34,103	$34,103	$—	$—	$34,103
Securities available for sale	152,720	—	152,720	—	152,720
Federal Home Loan Bank stock	7,323	N/A	N/A	N/A	N/A
Loans held for sale	70	—	70	—	70
Loans, net	703,913	—	—	703,263	703,263
Accrued interest receivable	3,136	—	925	2,211	3,136
Financial liabilities
Deposits	$847,024	$137,386	$693,320	$—	$830,706
Federal Home Loan Bank advances	11,797	—	11,799	—	11,799
Subordinated capital notes	2,250	—	—	2,246	2,246
Junior subordinated debentures	21,000	—	—	19,090	19,090
Senior debt	10,000	—	—	10,000	10,000
Accrued interest payable	1,475	—	357	1,118	1,475

The methods utilized to estimate the fair value of financial instruments at December 31, 2017 did not necessarily represent an exit price. In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

NOTE 17 – STOCK PLANS AND STOCK BASED COMPENSATION

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 322,144. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to each non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2018 unvested shares issued was $737,000, or $13.94 per weighted-average share. The Company recorded $524,000, $400,000, and $443,000 of stock-based compensation during 2018, 2017, and 2016, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $110,000 was recognized in 2018 related to this expense, compared to a deferred tax benefit of $140,000 in 2017 and no deferred tax benefit in 2016.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended		Twelve Months Ended
	December 31, 2018		December 31, 2017
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	142,334	$5.67	179,513	$4.89
Granted	52,856	13.94	37,865	9.64
Vested	(78,281)	6.75	(73,728)	5.75
Forfeited	—	—	(1,316)	9.35
Outstanding, ending	116,909	$8.69	142,334	$5.67

Unrecognized stock based compensation expense related to unvested shares for 2019 and beyond is estimated as follows (in thousands):

2019	$287
2020	213
2021	94
2022 & thereafter	—

NOTE 18 – EARNINGS (LOSS) PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2018	2017	2016
	(in thousands, except share and per share data)
Net income (loss)	$8,794	$38,453	$(2,753)
Less:
Earnings (losses) allocated to unvested shares	144	967	(88)
Net income (loss) attributable to common shareholders, basic and diluted	$8,650	$37,486	$(2,665)

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	7,159,723	6,249,059	5,980,945
Less:
Weighted average unvested common shares	117,030	157,127	192,232
Weighted average common shares outstanding	7,042,693	6,091,932	5,788,713
Basic income (loss) per common share	$1.23	$6.15	$(0.46)

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—
Weighted average common shares and potential common shares	7,042,693	6,091,932	5,788,713
Diluted income (loss) per common share	$1.23	$6.15	$(0.46)

The Company had no outstanding stock options at December 31, 2018, 2017 or 2016. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at December 31, 2017 and 2016, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant expired on November 21, 2018.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 using the full retrospective method. The adoption of ASC 606 for in-scope revenue streams did not result in a cumulative effect adjustment. Bank card interchange income and expenses were previously reported net in non-interest income. The income statement impact of adopting ASC 606 resulted in a reclassification adjustment of $549,000 and $454,000 related to the year ended December 31, 2017 and 2016, respectively, between bank card interchange income and deposit account related expense in order to report debit card interchange income gross and provide a comparable disclosure for all periods. This reclassification adjustment had no impact on previously reported net income for the year ended December 31, 2017 or 2016.

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

Bank Card Interchange Income: The Company earns interchange fees from bank cardholder transactions conducted through a third party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Prior to adopting ASC 606, the Company reported bank card interchange fees net of expenses. Under ASC 606, bank card interchange fees are reported gross.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, gains on sales of premises and equipment, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $660,000, $666,000, and $678,000 of revenue for the years ended December 31, 2018, 2017, and 2016, respectively, within the scope of ASC 606. The remaining other non-interest income for the year is excluded from the scope of ASC 606.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Limestone Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands)
ASSETS
Cash and cash equivalents (1)	$5,369	$2,045
Investment in banking subsidiary	114,042	99,651
Investment in and advances to other subsidiaries	776	776
Deferred taxes, net	3,142	2,497
Other assets	682	711
Total assets	$124,011	$105,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$31,775	$31,775
Accrued expenses and other liabilities	139	1,232
Shareholders’ equity	92,097	72,673
Total liabilities and shareholders’ equity	$124,011	$105,680

(1)	$417,000 is held in escrow by the senior note lender to be used exclusively for interest payments on senior debt.

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Interest income	$45	$4	$5
Dividends from subsidiaries	35	26	23
Other income	38	—	17
Interest expense	(1,370)	(973)	(694)
Other expense	(1,290)	(1,137)	(1,240)
Loss before income tax and undistributed subsidiary income	(2,542)	(2,080)	(1,889)
Income tax expense (benefit)	(645)	(2,497)	21
Equity in undistributed subsidiary income (loss)	10,691	38,036	(843)
Net income (loss)	$8,794	$38,453	$(2,753)

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities
Net income (loss)	$8,794	$38,453	$(2,753)
Adjustments:
Equity in undistributed subsidiary (income) loss	(10,691)	(38,036)	843
Deferred taxes, net	(645)	(2,497)	—
Change in other assets	29	743	(95)
Change in other liabilities	(1,093)	(128)	358
Other	525	462	978
Net cash (used in) operating activities	(3,081)	(1,003)	(669)

Cash flows from investing activities
Investments in subsidiaries	(5,000)	(9,000)	(500)
Net cash (used in) from investing activities	(5,000)	(9,000)	(500)

Cash flows from financing activities
Proceeds from issuance of common stock	14,910	—	2,231
Redemption of preferred stock	(3,505)	—	—
Proceeds from senior debt	—	10,000	—
Net cash provided by (used in) from financing activities	11,405	10,000	2,231

Net change in cash and cash equivalents	3,324	(3)	1,062
Beginning cash and cash equivalents	2,045	2,048	986
Ending cash and cash equivalents	$5,369	$2,045	$2,048

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

							Earnings (Loss) Per Common Share
	Interest Income	Net Interest Income	Negative Provision For Loan Losses	OREO Expense	Net Income (Loss)		Basic (1)	Diluted (1)
	(in thousands, except per share data)
2018
First quarter	$10,015	$8,181	$—	$82	$1,934		$0.31	$0.31
Second quarter	10,585	8,374	(150)	237	1,983		0.27	0.27
Third quarter	11,120	$8,412	$(350)	$271	$2,437		$0.33	$0.33
Fourth quarter	11,741	8,704	—	278	2,440		0.33	0.33

2017
First quarter	$9,225	$7,741	$—	$(16)	$1,680		$0.27	$0.27
Second quarter	9,134	7,588	—	(3)	1,709		0.27	0.27
Third quarter	9,446	7,787	—	111	1,794		0.29	0.29
Fourth quarter	9,717	8,001	(800)	1,881	33,270	(2)	5.31	5.31

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

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, management believes that our disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 within the required time periods as of the end of the period covered by this report.

There was no change in the internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control over Financial Reporting

Management’s Report on Internal Controls Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in Item 8 of this report are incorporated herein by reference.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company has adopted a code of ethics applicable to the Chief Executive Officer and the senior financial officers, which is posted on the Bank’s website at http://www.limestonebank.com under the Investors Relations section of the About Us tab. If the Company amends or waives any of the provisions of the Code of Ethics applicable to its Chief Executive Officer or senior financial officers, management intends to disclose the amendment or waiver on our website. The Company will provide to any person without charge, upon request, a copy of this Code of Ethics. You can request a copy by contacting Limestone Bancorp, Inc., Chief Financial Officer, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2019, which includes the required information. The required information contained in our proxy statement under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and “Certain Relationships and Related Transactions – Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2019, which includes the required information. The required information contained in our proxy statement under the headings “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2019, which includes the required information. The required information contained in our proxy statement under the heading “Stock Ownership of Directors, Officers, and Principal Shareholders” is incorporated herein by reference.

Certain information required by this Item 12 appears under the heading “Equity Compensation Plan Information” in Item 5 of this report and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2019, which includes the required information. The required information contained in our proxy statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2019, which includes the required information. The required information contained in our proxy statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
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

EXHIBIT INDEX

Exhibit No. (1)	Description

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Exhibit 3.1 to Form 10-Q filed August 2, 2018 is incorporated by reference.

3.3	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 6, 2018 is hereby incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

10.1	Loan Agreement between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.1 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.2	Promissory Note between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.2 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.3	Pledge Agreement between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.3 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.4+	Limestone Bancorp, Inc. 2016 Omnibus Equity Compensation Plan. Appendix A to Schedule 14A proxy statement (DEF 14A) filed April 25, 2016 is incorporated by reference.

10.5+	Form of Limestone Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.3 to 8-K filed June 22, 2016 is incorporated by reference.

10.6+

Limestone Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended and restated as of March 26, 2014. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-202746) filed March 13, 2015 is incorporated by reference.

10.7+	Limestone Bancorp, Inc. 2017 Incentive Compensation Bonus Plan. Exhibit 10.1 to Form 10-Q filed May 4, 2017 is incorporated by reference.

10.8+

Form of Ascencia Bank (now Limestone Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is incorporated by reference.

10.9+	Form of Amendment to Supplemental Executive Retirement Plan. Exhibit 10.7 to Form 10-K filed March 26, 2009 is incorporated by reference.

10.10+	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.11+	Form of Restricted Stock Award Agreement

10.12+	Employment Agreement with John T. Taylor. Exhibit 10.1 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.13+	Employment Agreement with John R. Davis. Exhibit 10.2 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.14+	Employment Agreement with Joseph C. Seiler. Exhibit 10.3 to Form 8-K filed September 27, 2016 is incorporated by reference.

10.15+	Employment Agreement with Phillip W. Barnhouse. Exhibit 10.4 to Form 8-K filed September 27, 2016 is incorporated by reference.

Exhibit No. (1)	Description

10.16

Securities Purchase Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to exhibit 10.1 of the Current Report on Form 8-K dated March 30, 2018.

10.17

Registration Rights Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 30, 2018.

10.18	Offer to Purchase Issued and Outstanding Series E Preferred Shares and Series F Preferred Shares dated June 25, 2018. Exhibit 10.1 to Form 8-K filed June 27, 2018 is incorporated by reference

21.1	List of Subsidiaries of Limestone Bancorp, Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

+	Management contract or compensatory plan or arrangement.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.

Item 16.   Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMESTONE BANCORP, INC.

March 8, 2019	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	March 8, 2019
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	March 8, 2019
Phillip W. Barnhouse

/s/ W. Glenn Hogan	Director	March 8, 2019
W. Glenn Hogan

/s/ Michael T. Levy	Director	March 8, 2019
Michael T. Levy

/s/ Bradford T. Ray	Director	March 8, 2019
Bradford T. Ray

/s/ W. Kirk Wycoff	Director	March 8, 2019
W. Kirk Wycoff

/s/ James M. Parsons	Director	March 8, 2019
James M. Parsons

/s/ Dr. Edmond J. Seifried	Director	March 8, 2019
Dr. Edmond J. Seifried

/s/ Celia P. Catlett	Director	March 8, 2019
Celia P. Catlett