Form 10-Q
period 2019-03-31
LIMESTONE BANCORP, INC.
filed 2019-05-02
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	LMST	Nasdaq

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

6,240,614 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding at April 30, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2019 and December 31, 2018

Unaudited Consolidated Statements of Income for the three months ended March 31, 2019 and 2018

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2018

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$6,461	$6,963
Interest bearing deposits in banks	24,029	28,398
Cash and cash equivalents	30,490	35,361
Securities available for sale	206,411	201,192
Loans, net of allowance of $8,686 and $8,880, respectively	777,899	756,364
Premises and equipment, net	14,926	14,655
Premises held for sale	1,050	1,050
Other real estate owned	3,335	3,485
Federal Home Loan Bank stock	6,813	7,233
Bank owned life insurance	15,739	15,646
Deferred taxes, net	28,568	29,282
Accrued interest receivable and other assets	6,092	5,424
Total assets	$1,091,323	$1,069,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$146,440	$142,618
Interest bearing	762,402	751,613
Total deposits	908,842	894,231
Federal Home Loan Bank advances	51,511	46,549
Accrued interest payable and other liabilities	3,651	5,815
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	995,004	977,595
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,240,614 and 6,242,720 voting, and 1,220,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,093	24,287
Retained deficit	(63,362)	(66,201)
Accumulated other comprehensive loss	(5,051)	(6,628)
Total stockholders' equity	96,319	92,097
Total liabilities and stockholders’ equity	$1,091,323	$1,069,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income
Loans, including fees	$10,254	$8,790
Taxable securities	1,573	943
Tax exempt securities	93	96
Federal funds sold and other	266	186
	12,186	10,015
Interest expense
Deposits	2,587	1,344
Federal Home Loan Bank advances	281	156
Senior debt	96	96
Junior subordinated debentures	263	211
Subordinated capital note	—	27
	3,227	1,834

Net interest income	8,959	8,181
Provision for loan losses	—	—
Net interest income after provision for loan losses	8,959	8,181

Non-interest income
Service charges on deposit accounts	496	568
Bank card interchange fees	508	401
Income from bank owned life insurance	99	99
Other	181	183
	1,284	1,251
Non-interest expense
Salaries and employee benefits	3,915	3,788
Occupancy and equipment	898	895
FDIC insurance	108	182
Data processing expense	313	324
Marketing expense	227	300
State franchise and deposit tax	315	282
Deposit account related expense	281	219
Professional fees	165	205
Litigation and loan collection expense	46	53
Other real estate owned expense	166	82
Other	847	839
	7,281	7,169
Income before income taxes	2,962	2,263
Income tax expense	123	329
Net income	2,839	1,934
Basic and diluted income per common share	$0.38	$0.31

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$2,839	$1,934
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,995	(1,711)
Net unrealized gain (loss) recognized in comprehensive income	1,995	(1,711)
Tax effect	(418)	360
Other comprehensive income (loss)	1,577	(1,351)

Comprehensive income	$4,416	$583

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2019 and 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2019	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Issuance of unvested stock	—	—	20,108	—	20,108	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	(3,748)	—	(3,748)	—	—	—	—	—	—	—
Shares withheld for taxes	—	—	(18,466)	—	(18,466)	—	—	—	(276)	—	—	(276)
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	—	—	6,240,614	1,220,000	7,460,614	$—	$—	$140,639	$24,093	$(63,362)	$(5,051)	$96,319

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Stock-based compensation expense	—	—	—	—	—	—	—	—	64	—	—	64
Net income	—	—	—	—	—	—	—	—	—	1,934	—	1,934
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Balances, March 31, 2018	6,198	4,304	6,189,864	1,220,000	7,409,864	$1,644	$1,127	$140,639	$24,561	$(73,061)	$(6,680)	$88,230

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2019 and 2018

(dollars in thousands)

	2019	2018
Cash flows from operating activities
Net income	$2,839	$1,934
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	679	295
Net amortization on securities	189	249
Stock-based compensation expense	82	64
Deferred taxes, net	295	675
Proceeds from sales of loans held for sale	—	71
Net gain on sale of loans	—	(1)
Net loss (gain) on sales of other real estate owned	—	4
Net write-down of other real estate owned	150	60
Earnings on bank owned life insurance, net of premium expense	(93)	(94)
Net change in accrued interest receivable and other assets	(668)	(954)
Net change in accrued interest payable and other liabilities	(2,609)	(871)
Net cash from operating activities	864	1,432

Cash flows from investing activities
Purchases of available for sale securities	(8,096)	(13,667)
Sales and calls of available for sale securities	1,000	—
Maturities and prepayments of available for sale securities	3,683	3,615
Proceeds from mandatory redemptions of FHLB stock	420	—
Proceeds from sale of other real estate owned	—	70
Loan originations and payments, net	(22,002)	(17,191)
Purchases of premises and equipment, net	(37)	(206)
Net cash from investing activities	(25,032)	(27,379)

Cash flows from financing activities
Net change in deposits	14,611	(113)
Repayment of Federal Home Loan Bank advances	(30,038)	(35,045)
Advances from Federal Home Loan Bank	35,000	50,000
Repayment of subordinated capital note	—	(225)
Issuance of common stock	—	14,910
Common shares withheld for taxes	(276)	—
Net cash from financing activities	19,297	29,527
Net change in cash and cash equivalents	(4,871)	3,580
Beginning cash and cash equivalents	35,361	34,103
Ending cash and cash equivalents	$30,490	$37,683

Supplemental cash flow information:
Interest paid	$3,193	$1,558
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$—	$110
Initial recognition of right-of-use lease assets	507	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s existing lease agreements, the impact of adopting the new guidance on the consolidated financial statements was the recording of a $507,000 lease liability and a right of use asset, which is included in other liabilities and premises and equipment, respectively, on the consolidated balance sheet. The adoption of this ASU did not have a meaningful impact on the Company’s performance metrics, including regulatory capital ratios and return on average assets. The Company’s leases mature through 2024 and have a weighted average discount rate of 6%. The operating lease cost was approximately $65,000 for the three months ended March 31, 2019. At March 31, 2019, the Company had entered into one lease that has yet to commence. The right of use asset and lease liability for the lease yet to commence are estimated to be approximately $1.1 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. As previously disclosed, management has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purpose of meeting this standard. The committee has selected a vendor to assist in generating loan level cash flows and disclosures. The project plan is targeting data and model validation completion during the first half of 2019, with parallel processing the existing model with the CECL model for two to three quarters prior to implementation, depending on how model completion and validation occurs. During 2019, management is focused on refining assumptions and continued review of the model. Additionally, management is researching and resolving interpretive accounting issues in the ASU, contemplating various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization of Purchased Callable Debt Securities. The final standard will shorten the amortization period for premiums on callable debt securities by requiring that premiums be amortized to the first (or earliest) call date instead of as an adjustment to the yield over the contractual life. The standard was effective for public companies for fiscal years beginning after December 15, 2018. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2019
Available for sale
U.S. Government and federal agency	$24,293	$75	$(415)	$23,953
Agency mortgage-backed: residential	91,005	448	(810)	90,643
Collateralized loan obligations	49,902	—	(189)	49,713
State and municipal	31,764	358	(63)	32,059
Corporate bonds	9,902	153	(12)	10,043
Total available for sale	$206,866	$1,034	$(1,489)	$206,411

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,942	—	(103)	49,839
State and municipal	32,841	230	(259)	32,812
Corporate bonds	9,890	127	(26)	9,991
Total available for sale	$203,642	$551	$(3,001)	$201,192

Sales and calls of securities were as follows:

	Three Months Ended March31,
	2019	2018
	(in thousands)
Proceeds	$1,000	$—
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	March 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$40,359	$40,366
One to five years	55,881	55,776
Five to ten years	19,621	19,626
Agency mortgage-backed: residential	91,005	90,643
Total	$206,866	$206,411

Securities pledged at March 31, 2019 and December 31, 2018 had carrying values of approximately $69.5 million and $64.4 million, respectively, and were pledged to secure public deposits.

At March 31, 2019 and December 31, 2018, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.3 million. At March 31, 2019 and December 31, 2018, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLO managers are typically large non-bank financial institutions or banks and are typically $300 million to $1 billion in size, contain one hundred or more loans, have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, and prepayments on the underlying loans.

At March 31, 2019, $33.1 million and $16.7 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in the three months ended March 31, 2019. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2019, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2019
Available for sale
U.S. Government and federal agency	$—	$—	$18,146	$(415)	$18,146	$(415)
Agency mortgage-backed: residential	—	—	48,390	(810)	48,390	(810)
Collateralized loan obligations	40,083	(187)	5,085	(2)	45,168	(189)
State and municipal	—	—	9,639	(63)	9,639	(63)
Corporate bonds	1,588	(12)	—	—	1,588	(12)
Total temporarily impaired	$41,671	$(199)	$81,260	$(1,290)	$122,931	$(1,489)

December 31, 2018
Available for sale
U.S. Government and federal agency	$3,431	$(57)	$17,212	$(665)	$20,643	$(722)
Agency mortgage-backed: residential	30,229	(343)	40,932	(1,548)	71,161	(1,891)
Collateralized loan obligations	48,294	(103)	—	—	48,294	(103)
State and municipal	6,133	(29)	7,252	(230)	13,385	(259)
Corporate Bonds	3,569	(26)	—	—	3,569	(26)
Total temporarily impaired	$91,656	$(558)	$65,396	$(2,443)	$157,052	$(3,001)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Commercial	$128,586	$129,368
Commercial Real Estate:
Construction	63,135	86,867
Farmland	77,545	77,937
Nonfarm nonresidential	191,522	172,177
Residential Real Estate:
Multi-family	58,860	49,757
1-4 Family	171,134	175,761
Consumer	57,837	39,104
Agriculture	37,528	33,737
Other	438	536
Subtotal	786,585	765,244
Less: Allowance for loan losses	(8,686)	(8,880)
Loans, net	$777,899	$756,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	143	(165)	(204)	193	33	–	–
Loans charged off	–	(15)	(82)	(180)	(1)	–	(278)
Recoveries	5	2	61	16	–	–	84
Ending balance	$1,447	$4,498	$2,227	$159	$353	$2	$8,686

March 31, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	(55)	63	(116)	13	95	–	–
Loans charged off	–	(1)	(19)	(27)	–	–	(47)
Recoveries	240	18	68	34	11	–	371
Ending balance	$1,077	$4,112	$2,833	$84	$419	$1	$8,526

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$33	$160	$–	$–	$–	$193
Collectively evaluated for impairment	1,447	4,465	2,067	159	353	2	8,493
Total ending allowance balance	$1,447	$4,498	$2,227	$159	$353	$2	$8,686

Loans:
Loans individually evaluated for impairment	$50	$516	$2,175	$28	$65	$–	$2,834
Loans collectively evaluated for impairment	128,536	331,686	227,819	57,809	37,463	438	783,751
Total ending loans balance	$128,586	$332,202	$229,994	$57,837	$37,528	$438	$786,585

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

	As of March 31, 2019			Three Months Ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$116	$50	$—	$52	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	249	107	—	98	5	5
Nonfarm nonresidential	712	252	—	256	3	3
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	2,578	1,459	—	1,544	22	22
Consumer	208	28	—	14	—	—
Agriculture	65	65	—	32	—	—
Other	—	—	—	—	—	—
Subtotal	3,928	1,961	—	1,996	30	30

With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	157	157	33	158	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	716	716	160	719	11	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	873	873	193	877	11	—
Total	$4,801	$2,834	$193	$2,873	$41	$30

	As of December 31, 2018			Three Months Ended March 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$120	$53	$—	$253	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	1,860	89	—	1,872	198	198
Nonfarm nonresidential	402	262	—	427	5	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	2,678	1,628	—	2,505	8	8
Consumer	12	—	—	1	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	5,072	2,032	—	5,058	211	206
With An Allowance Recorded:
Commercial	—	—	—	100	2	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	159	159	35	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	720	720	168	1,316	16	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	879	879	203	1,416	18	—
Total	$5,951	$2,911	$203	$6,474	$229	$206

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2019 and December 31, 2018:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2019
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

At March 31, 2019 and December 31, 2018, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $160,000 and $168,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2019, and December 31, 2018, respectively. The Company has committed to lend no additional amounts as of March 31, 2019 and December 31, 2018 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three months ended March 31, 2019 or March 31, 2018. During the first three months of 2019 and 2018, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2019, and December 31, 2018:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(in thousands)
Commercial	$50	$53	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	264	249	—	—
Nonfarm nonresidential	55	61	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,459	1,628	—	—
Consumer	28	—	—	—
Agriculture	65	—	—	—
Other	—	—	—	—
Total	$1,921	$1,991	$—	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2019
Commercial	$39	$—	$—	$50	$89
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	120	163	—	264	547
Nonfarm nonresidential	—	—	—	55	55
Residential Real Estate:
Multi-family	209	—	—	—	209
1-4 Family	1,583	74	—	1,459	3,116
Consumer	—	—	—	28	28
Agriculture	50	3	—	65	118
Other	—	—	—	—	—
Total	$2,001	$240	$—	$1,921	$4,162

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2018
Commercial	$39	$—	$—	$53	$92
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	107	—	249	600
Nonfarm nonresidential	—	52	—	61	113
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,299	137	—	1,628	3,064
Consumer	8	35	—	—	43
Agriculture	3	—	—	—	3
Other	—	—	—	—	—
Total	$1,593	$331	$—	$1,991	$3,915

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of March 31, 2019, and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2019
Commercial	$123,957	$124	$—	$4,505	$—	$128,586
Commercial Real Estate:
Construction	63,135	—	—	—	—	63,135
Farmland	72,251	4,220	—	1,074	—	77,545
Nonfarm nonresidential	183,717	5,025	—	2,780	—	191,522
Residential Real Estate:
Multi-family	54,258	4,393	—	209	—	58,860
1-4 Family	164,604	2,620	—	3,910	—	171,134
Consumer	57,726	9	—	102	—	57,837
Agriculture	36,407	1,021	—	100	—	37,528
Other	438	—	—	—	—	438
Total	$756,493	$17,412	$—	$12,680	$—	$786,585

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2018
Commercial	$129,106	$141	$—	$121	$—	$129,368
Commercial Real Estate:
Construction	86,867	—	—	—	—	86,867
Farmland	74,054	2,741	—	1,142	—	77,937
Nonfarm nonresidential	169,551	1,983	—	643	—	172,177
Residential Real Estate:
Multi-family	44,697	5,060	—	—	—	49,757
1-4 Family	169,342	2,209	113	4,097	—	175,761
Consumer	38,768	11	—	325	—	39,104
Agriculture	32,683	1,019	—	35	—	33,737
Other	536	—	—	—	—	536
Total	$745,604	$13,164	$113	$6,363	$—	$765,244

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2019	December 31, 2018
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,335	$3,485
	$3,335	$3,485

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $770,000 and $771,000 at March 31, 2019 and December 31, 2018, respectively.

Activity relating to OREO during the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
OREO Activity
OREO as of January 1	$3,485	$4,409
Real estate acquired	—	110
Valuation adjustment write-downs	(150)	(60)
Net gain (loss) on sales	—	(4)
Proceeds from sales of properties	—	(70)
OREO as of March 31	$3,335	$4,385

Expenses related to OREO include:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss (gain) on sales	$—	$4
Valuation adjustment write-downs	150	60
Operating expense	16	18
Total	$166	$82

Note 5 – Deposits

The following table details deposits by category:

	March 31, 2019	December 31, 2018
	(in thousands)
Non-interest bearing	$146,440	$142,618
Interest checking	96,537	94,269
Money market	166,430	171,924
Savings	34,066	34,534
Certificates of deposit	465,369	450,886
Total	$908,842	$894,231

Time deposits of $250,000 or more were approximately $29.3 million and $28.1 million at March 31, 2019 and December 31, 2018, respectively.

Scheduled maturities of total time deposits at March 31, 2019 for each of the next five years are as follows (in thousands):

Year 1	$362,344
Year 2	73,866
Year 3	10,084
Year 4	8,307
Year 5	10,458
Thereafter	310
$465,369

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)

Short term advances (fixed rates 2.52% to 2.58%) maturing April 2019	$50,000	$45,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,511	1,549
Total advances from the Federal Home Loan Bank	$51,511	$46,549

FHLB advances had a weighted-average rate of 2.50% at March 31, 2019 and 2.45% at December 31, 2018. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2019 or 2018. The advances were collateralized by approximately $128.1 million and $130.4 million of first mortgage loans, under a blanket lien arrangement at March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, our additional borrowing capacity with the FHLB was $39.8 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$50,502
Year 2	748
Year 3	98
Year 4	99
Year 5	42
Thereafter	22
$51,511

Note 7 – Senior Debt

The Company’s $10.0 million senior secured loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of March 31, 2019.

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

Management routinely applies internal discounts to the value of appraisals used in the fair value evaluation of our impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where our appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined to have a thin trading market or to be specialized collateral. This is in addition to estimated discounts for cost to sell of six to ten percent.

Management also applies discounts to the expected fair value of collateral for impaired loans where the likely resolution involves litigation or foreclosure. Resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment. Discounts ranging from 10% to 33% have been utilized in our impairment evaluations when applicable.

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

Financial assets measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 are summarized below:

		Fair Value Measurements at March 31, 2019 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$23,953	$—	$23,953	$—
Agency mortgage-backed: residential	90,643	—	90,643	—
Collateralized loan obligations	49,713	—	49,713	—
State and municipal	32,059	—	32,059	—
Corporate bonds	10,043	—	10,043	—
Total	$206,411	$—	$206,411	$—

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,560	$—	$22,560	$—
Agency mortgage-backed: residential	85,990	—	85,990	—
Collateralized loan obligations	49,839	—	49,839	—
State and municipal	32,812	—	32,812	—
Corporate bonds	9,991	—	9,991	—
Total	$201,192	$—	$201,192	$—

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2019 Using
(in thousands)
Descriptions	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	124	—	—	124
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	556	—	—	556
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	3,335	—	—	3,335
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	124	—	—	124
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	552	—	—	552
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	3,485	—	—	3,485
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $873,000 at March 31, 2019 with a valuation allowance of $193,000, resulting in no additional provision for loan losses for the three months ended March 31, 2019. Impaired loans had a carrying amount of $1.6 million with a valuation allowance of $282,000, resulting in additional provision for loan losses of $63,000 for the three months ended March 31, 2018. At December 31, 2018, impaired loans had a carrying amount of $879,000, with a valuation allowance of $203,000, resulting in no additional provision for loan losses.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.3 million as of March 31, 2019, compared with $3.5 million at December 31, 2018. Write-downs of $150,000 were recorded on OREO for the three months ended March 31, 2019, compared to write-downs of $60,000 for the three months ended March 31, 2018.

The following table presents qualitative information about level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at March 31, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$556	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,335	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$552	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,485	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,490	$30,490	$—	$—	$30,490
Securities available for sale	206,411	—	206,411	—	206,411
Federal Home Loan Bank stock	6,813	N/A	N/A	N/A	N/A
Loans, net	777,899	—	—	773,191	773,191
Accrued interest receivable	3,998	—	1,221	2,777	3,998
Financial liabilities
Deposits	$908,842	$146,440	$760,936	$—	$907,376
Federal Home Loan Bank advances	51,511	—	51,493	—	51,493
Junior subordinated debentures	21,000	—	—	17,040	17,040
Senior debt	10,000	—	—	9,766	9,766
Accrued interest payable	692	—	633	59	692

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$35,361	$35,361	$—	$—	$35,361
Securities available for sale	201,192	—	201,192	—	201,192
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	756,364	—	—	744,076	744,076
Accrued interest receivable	3,665	—	1,222	2,443	3,665
Financial liabilities
Deposits	$894,231	$142,618	$750,015	$—	$892,633
Federal Home Loan Bank advances	46,549	—	46,519	—	46,519
Junior subordinated debentures	21,000	—	—	16,226	16,226
Senior Debt	10,000	—	—	9,585	9,585
Accrued interest payable	658	—	598	60	658

In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at March 31, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$24,486	$23,390
Allowance for loan losses	2,167	1,865
OREO write-down	2,642	2,611
Alternative minimum tax credit carry-forward	173	346
Net assets from acquisitions	303	290
Net unrealized loss on securities	114	515
New market tax credit carry-forward	208	208
Nonaccrual loan interest	285	235
Accrued expenses	161	239
Deferred compensation	—	267
Other	199	241
	30,738	30,207

Deferred tax liabilities:
FHLB stock dividends	615	557
Fixed assets	87	94
Deferred loan costs	159	136
Other	137	138
	998	925
Net deferred tax assets before valuation allowance	29,740	29,282
Valuation allowance	(1,172)	—
Net deferred tax asset	$28,568	$29,282

During the first quarter of 2019, the Company benefited $341,000 from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

At March 31, 2019, the Company had net federal operating loss carryforwards (“NOLs”) of $111.0 million, which will begin to expire in 2031. As of March 31, 2019, a total of $173,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2019 tax year.

In addition, the Company had state NOLs of $28.5 million, which are subject to a full valuation allowance at March 31, 2019 and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 that will include the Bank unless the Company timely elects alternative filing. As of March 31, 2019, the Company had not yet concluded whether it would make the election for consolidated filing. The Company estimates that based on the default combined filing requirement or if it were to elect for consolidated filing, a state NOL tax benefit, net of federal impact, of $1.2 million or approximately $0.16 per diluted share would be recognized in the second quarter of 2019.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2019 or March 31, 2018 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 304,886. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2019 unvested shares issued was $292,000, or $14.53 per weighted-average share. The Company recorded $82,000 and $64,000 of stock-based compensation to salaries and employee benefits for the three months ended March 31, 2019 and 2018, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $17,000 and $13,000 was recognized related to this expense during the three months ended March 31, 2019 and 2018, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	116,909	$8.69	142,334	$5.67
Granted	20,108	14.53	52,856	13.94
Vested	(60,360)	5.03	(78,281)	6.75
Forfeited	(3,748)	12.94	—	—
Outstanding, ending	72,909	$13.11	116,909	$8.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2019 and beyond is estimated as follows (in thousands):

April 2019 – December 2019	$274
2020	296
2021	182
2022	11

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share data)
Net income	$2,839	$1,934
Less:
Earnings allocated to unvested shares	36	34
Net income available to common shareholders, basic and diluted	$2,803	$1,900

Basic
Weighted average common shares including unvested common shares outstanding	7,469,912	6,285,420
Less:
Weighted average unvested common shares	94,909	112,023
Weighted average common shares outstanding	7,375,003	6,173,397
Basic income per common share	$0.38	$0.31

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—
Weighted average common shares and potential common shares	7,375,003	6,173,397
Diluted income per common share	$0.38	$0.31

The Company had no outstanding stock options at March 31, 2019 or 2018. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at March 31, 2018, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant expired on November 21, 2018.

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. With the capital conservation buffer fully phased in as of January 1, 2019, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The capital conservation buffer for 2019 is 2.5% and was 1.875% for 2018. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions without prior regulatory approval.

Management believes as of March 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject. As of March 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019:
Total risk-based capital (to risk- weighted assets)	$112,779	13.01	$69,329	8.00	$86,661	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	104,093	12.01	38,997	4.50	56,330	6.50
Tier 1 capital (to risk-weighted assets)	104,093	12.01	51,997	6.00	69,329	8.00
Tier 1 capital (to average assets)	104,093	9.88	42,149	4.00	52,686	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk- weighted assets)	$109,309	12.88%	$67,920	8.00%	$84,900	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	100,429	11.83	38,205	4.50	55,185	6.50
Tier 1 capital (to risk-weighted assets)	100,429	11.83	50,940	6.00	67,920	8.00
Tier 1 capital (to average assets)	100,429	9.60	41,837	4.00	52,297	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$3,295	$11,460	$5,317	$11,236
Unused lines of credit	11,333	75,070	7,410	73,024
Standby letters of credit	541	1,752	541	1,752

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at March 31, 2019 and December 31, 2018. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Note 14 – Revenue from Contracts with Customers

All of the Company’s revenue from customers within the scope of ASC 606 is recognized as non-interest income. A description of the Company’s revenue streams accounted for under ASC 606 follows:

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $136,000 and $130,000 of revenue for three months ended March 31, 2019 and March 31, 2018, respectively, within the scope of ASC 606. The remaining other non-interest income for the three months is excluded from the scope of ASC 606.

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
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part 1 Item 1A “Risk Factors” of the Company’s December 31, 2018 Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of March 31, 2019, the Company had total assets of $1.1 billion, total loans of $786.6 million, total deposits of $908.8 million and stockholders’ equity of $96.3 million.

The Company reported net income of $2.8 million for the three months ended March 31, 2019, compared with $1.9 million for the first quarter of 2018. Net income before taxes and income tax expense was $3.0 million and $123,000, respectively for the first quarter of 2019, compared with $2.3 million and $329,000, respectively for the first quarter of 2018. Income tax expense for the first quarter of 2019 benefitted $341,000 or $0.05 per basic and diluted common share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Highlights for the three months ended March 31, 2019 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $42.3 million or 5.8% to $766.5 million for the quarter ended March 31, 2019, compared with $724.2 million for the first quarter of 2018. This resulted in an increase in interest revenue volume of approximately $532,000 for the quarter ended March 31, 2019, compared with the first quarter of 2018.

●

Net interest margin was 3.61% for the first three months of 2019 compared with 3.63% for the first three months of 2018. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income was $546,000 and $97,000 for the first quarter ended March 31, 2019 and 2018, respectively. This represents 22 basis points and five basis points of yield on earning assets and net interest margin for the first quarter ended March 31, 2019 and 2018, respectively. The cost of interest bearing liabilities increased from 0.96% in the first quarter of 2018 to 1.57% in the first quarter of 2019 as a result of increases in short-term interest rates during 2018.

●

The Company recorded no provision for loan losses expense in the first quarter of 2019 or 2018. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were stable between periods. Net loan charge-offs were $194,000 for the first quarter of 2019, compared to net recoveries of $324,000 for the first quarter of 2018.

●

Loans past due 30-59 days increased from $1.6 million at December 31, 2018 to $2.0 million at March 31, 2019, and loans past due 60-89 days decreased from $331,000 at December 31, 2018 to $240,000 at March 31, 2019. Total loans past due and nonaccrual loans increased to $4.2 million at March 31, 2019, from $3.9 million at December 31, 2018.

●

At March 31, 2019, foreclosed properties declined from $3.5 million to $3.3 million compared to December 31, 2018, and declined from $4.4 million at March 31, 2018. Operating expenses and fair value write downs totaled $166,000 in the first quarter of 2019 compared to operating expenses, fair value write-downs, and a net loss on sales of $82,000 in the first quarter of 2018.

●	The ratio of non-performing assets to total assets decreased to 0.57% at March 31, 2019, compared with 0.60% at December 31, 2018, and 0.97% at March 31, 2018.

●

Deposits were $908.8 million at March 31, 2019, compared with $894.2 million at December 31, 2018. Certificate of deposit balances increased $14.5 million during the first three months of 2019 to $465.4 million at March 31, 2019, from $450.9 million at December 31, 2018. Interest checking accounts increased $2.3 million during the quarter ended March 31, 2019.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2018. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2019, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2019, compared with the same period of 2018:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,186	$10,015	$2,171	21.7%
Gross interest expense	3,227	1,834	1,393	76.0
Net interest income	8,959	8,181	778	9.5
Non-interest income	1,284	1,251	33	2.6
Non-interest expense	7,281	7,169	112	1.6
Net income before taxes	2,962	2,263	699	30.9
Income tax expense	123	329	(206)	(62.6)
Net income	2,839	1,934	905	46.8

Net income for the three months ended March 31, 2019 totaled $2.8 million, compared with $1.9 million for the comparable period of 2018. Net income before taxes and income tax expense was $3.0 million and $123,000, respectively for the first quarter of 2019, compared with $2.3 million and $329,000, respectively for the first quarter of 2018. Income tax expense for the first quarter of 2019 benefitted $341,000 from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Net interest income increased $778,000 from the 2018 first quarter as a result of an increase in earning assets. Net interest margin decreased two basis points to 3.61% in the first three months of 2019 compared with 3.63% in the first three months of 2018. Average earning assets increased from $915.8 million for the first quarter of 2018 to $1.0 billion for the first quarter of 2019. Non-interest income remained unchanged at $1.3 million in the first quarter of 2019 compared to the first quarter of 2018. Non-interest expense increased $112,000 from $7.2 million in the first quarter of 2018 to $7.3 million in the first quarter of 2019.

Net Interest Income – Net interest income was $9.0 million for the three months ended March 31, 2019, an increase of $778,000, or 9.5%, compared with $8.2 million for the same period in 2018. Net interest spread and margin were 3.33% and 3.61%, respectively, for the first quarter of 2019, compared with 3.49% and 3.63%, respectively, for the first quarter of 2018. Net average non-accrual loans were $2.1 million and $4.9 million for the first quarters of 2019 and 2018, respectively.

Average loans receivable increased approximately $42.3 million for the first quarter of 2019 compared with the first quarter of 2018. This resulted in an increase in interest revenue volume of approximately $532,000 for the quarter ended March 31, 2019, compared with the first quarter of 2018. Interest foregone on non-accrual loans totaled $78,000 in the first quarter of 2019, compared with $87,000 in the first quarter of 2018.

Net interest margin decreased two basis points from our margin of 3.63% in the prior year first quarter to 3.61% for the first quarter of 2019. The yield on earning assets increased 45 basis points and cost of interest-bearing liabilities increased 61 basis points from the first quarter of 2018. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income was $546,000 and $97,000 for the first quarter ended March 31, 2019 and 2018, respectively. This represents 22 basis points and five basis points of yield on earning assets and net interest margin for the first quarter ended March 31, 2019 and 2018, respectively. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates throughout 2018.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended March 31, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$766,505	$10,254	5.43%	$724,203	$8,790	4.92%
Securities
Taxable	191,656	1,573	3.33	143,842	943	2.66
Tax-exempt (3)	13,512	93	3.53	14,223	96	3.47
FHLB stock	7,068	109	6.25	7,323	106	5.87
Federal funds sold and other	31,207	157	2.04	26,171	80	1.24
Total interest-earning assets	1,009,948	12,186	4.90%	915,762	10,015	4.45%
Less: Allowance for loan losses	(8,855)			(8,333)
Non-interest earning assets	74,460			79,961
Total assets	$1,075,553			$987,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$459,709	$2,048	1.81%	$422,245	$1,062	1.02%
NOW and money market deposits	264,847	525	0.80	245,911	268	0.44
Savings accounts	33,557	14	0.17	34,921	14	0.16
FHLB advances	45,524	281	2.50	40,823	156	1.55
Junior subordinated debentures	21,000	263	5.08	23,240	238	4.15
Senior debt	10,000	96	3.89	10,000	96	3.89
Total interest-bearing liabilities	834,637	3,227	1.57%	777,140	1,834	0.96%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	142,716			131,618
Other liabilities	4,709			5,427
Total liabilities	982,062			914,185
Stockholders’ equity	93,491			73,205
Total liabilities and stockholders’ equity	$1,075,553			$987,390

Net interest income		$8,959			$8,181

Net interest spread			3.33%			3.49%

Net interest margin			3.61%			3.63%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $2.1 million and $4.9 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended March 31, 2019 vs. 2018
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$932	$532	$1,464
Securities	277	350	627
FHLB stock	7	(4)	3
Federal funds sold and other	60	17	77
Total increase (decrease) in interest income	1,276	895	2,171

Interest-bearing liabilities:
Certificates of deposit and other time deposits	884	102	986
NOW and money market accounts	235	22	257
Savings accounts	1	(1)	—
FHLB advances	105	20	125
Junior subordinated debentures	50	(25)	25
Senior debt	—	—	—
Total decrease in interest expense	1,275	118	1,393
Increase (decrease) in net interest income	$1	$777	$778

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2019 and 2018:

	For the Three Months
	Ended March 31,
	2019	2018
	(in thousands)

Service charges on deposit accounts	$496	$568
Bank card interchange fees	508	401
Income from bank owned life insurance	99	99
Other	181	183
Total non-interest income	$1,284	$1,251

Non-interest income for the first quarter of 2019 increased by $33,000, or 2.6%, compared with the first quarter of 2018. The increase in non-interest income was primarily driven by increase in bank card interchange fees of $107,000, which was partially offset by a decrease in service charges on deposit accounts of $72,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2019 and 2018:

	For the Three Months
	Ended March 31,
	2019	2018
	(in thousands)

Salary and employee benefits	$3,915	$3,788
Occupancy and equipment	898	895
Professional fees	165	205
Marketing expense	227	300
FDIC insurance	108	182
Data processing expense	313	324
State franchise and deposit tax	315	282
Deposit account related expenses	281	219
Other real estate owned expense	166	82
Litigation and loan collection expense	46	53
Other	847	839
Total non-interest expense	$7,281	$7,169

Non-interest expense for the first quarter ended March 31, 2019 increased $112,000, or 1.6%, compared with the first quarter of 2018 primarily due to an increase of $127,000 in salaries and employee benefits expense, an increase of $62,000 in deposit account related expenses, and an increase of $84,000 in OREO expenses partially offset by a decrease of $73,000 in marketing expenses and $74,000 of FDIC insurance expense.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2019	2018
	(in thousands)

Federal statutory rate times financial statement income	$622	$475
Effect of:
Tax-exempt income	(19)	(20)
Establish state deferred tax asset	(341)	—
Non-taxable life insurance income	(21)	(21)
Restricted stock vesting	(126)	(111)
Other, net	8	6
Total	$123	$329

Net income before taxes and income tax expense was $3.0 million and $123,000, respectively for the first quarter of 2019, compared with $2.3 million and $329,000, respectively for the first quarter of 2018. Income tax expense for the first quarter of 2019 benefitted $341,000 from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Analysis of Financial Condition

Total assets increased $21.6 million, or 2.0%, to $1.1 billion at March 31, 2019, from $1.1 billion at December 31, 2018. This increase was primarily attributable to an increase in loans receivable of $21.3 million and an increase in securities available for sale of $5.2 million, partially offset by a decrease in cash and cash equivalents of $4.9 million.

Loans Receivable – Loans receivable increased $21.3 million, or 2.8%, during the three months ended March 31, 2019 to $786.6 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios decreased by an aggregate of $5.6 million, or 1.2% during the first quarter of 2019 and comprised 58.6% of the loan portfolio at March 31, 2019. Residential real estate and consumer portfolios increased by an aggregate of $23.2 million, or 8.8% during the first quarter of 2019 and comprised 36.6% of the loan portfolio at March 31, 2019.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$128,586	16.35%	$129,368	16.91%
Commercial Real Estate
Construction	63,135	8.03	86,867	11.35
Farmland	77,545	9.86	77,937	10.18
Nonfarm nonresidential	191,522	24.35	172,177	22.50
Residential Real Estate
Multi-family	58,860	7.48	49,757	6.50
1-4 Family	171,134	21.76	175,761	22.97
Consumer	57,837	7.35	39,104	5.11
Agriculture	37,528	4.77	33,737	4.41
Other	438	0.05	536	0.07
Total loans	$786,585	100.00%	$765,244	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2019		December 31, 2018
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$756,493	96.2%	$745,604	97.4%
Watch	17,412	2.2	13,164	1.8
Special Mention	—	—	113	—
Substandard	12,680	1.6	6,363	0.8
Doubtful	—	—	—	—
Total	$786,585	100.0%	$765,244	100.00%

Loans receivable increased $21.3 million, or 2.8%, during the three months ended March 31, 2019. Since December 31, 2018, the pass category increased approximately $10.9 million, the watch category increased approximately $4.2 million, and the substandard category increased approximately $6.3 million. The $6.3 million increase in loans classified as substandard was primarily driven by $7.4 million in loans moved to substandard during the quarter, offset by $473,000 in loans upgraded from substandard, $343,000 in payments, and $268,000 in charge-offs.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2019	December 31, 2018
	(in thousands)
Past Due Loans:
30-59 Days	$2,001	$1,593
60-89 Days	240	331
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	2,241	1,924

Nonaccrual Loans	1,921	1,991
Total Past Due and Nonaccrual Loans	$4,162	$3,915

During the three months ended March 31, 2019, nonaccrual loans decreased by $70,000 to $1.9 million. During the three months ended March 31, 2019, loans past due 30-59 days increased from $1.6 million at December 31, 2018 to $2.0 million at March 31, 2019. Loans past due 60-89 days decreased from $331,000 at December 31, 2018 to $240,000 at March 31, 2019. This represents a $317,000 increase from December 31, 2018 to March 31, 2019, in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

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

At March 31, 2019 and December 31, 2018, the Bank had two restructured loans totaling $910,000 with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at March 31, 2019 or December 31, 2018. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties, commercial real estate properties, or farmland. Both TDRs were performing according to their modified terms at March 31, 2019 and December 31, 2018.

There were no modifications granted during 2019 or 2018 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(dollars in thousands)

Loans on nonaccrual status	$1,921	$1,991
Troubled debt restructurings on accrual	910	910
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,831	2,901
Real estate acquired through foreclosure	3,335	3,485
Other repossessed assets	—	—
Total non-performing assets	$6,166	$6,386

Non-performing loans to total loans	0.36%	0.38%
Non-performing assets to total assets	0.57%	0.60%
Allowance for non-performing loans	$73	$83
Allowance for non-performing loans to non-performing loans	2.58%	2.86%

Nonperforming loans at March 31, 2019, were $2.8 million, or 0.36% of total loans, compared with $2.9 million, or 0.38% of total loans at December 31, 2018, and $5.3 million, or 0.73% of total loans at March 31, 2018.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2019	2018	2018
	(dollars in thousands)
Balances at beginning of period	$8,880	$8,202	$8,202

Loans charged-off:
Real estate	97	20	450
Commercial	—	—	50
Consumer	180	27	95
Agriculture	1	—	13
Other	—	—	8
Total charge-offs	278	47	616

Recoveries:
Real estate	63	86	1,437
Commercial	5	240	261
Consumer	16	34	69
Agriculture	—	11	15
Other	—	—	12
Total recoveries	84	371	1,794
Net charge-offs (recoveries)	194	(324)	(1,178)
Provision (negative provision) for loan losses	—	—	(500)
Balance at end of period	$8,686	$8,526	$8,880

Allowance for loan losses to period-end loans	1.10%	1.17%	1.16%
Net charge-offs (recoveries) to average loans	0.10%	(0.18)%	(0.16)%
Allowance for loan losses to non-performing loans	306.82%	195.10%	306.10%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at March 31, 2019, decreased to 1.10% from 1.16% at December 31, 2018 and from 1.17% at March 31, 2018. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were stable between periods. The allowance for loan losses to non-performing loans was 306.82% at March 31, 2019, compared with 306.10% at December 31, 2018, and 195.10% at March 31, 2018. Net charge-offs in the first three months of 2019 totaled $194,000 compared to net loan recoveries of $324,000 in the first three months of 2018.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for loan losses to non-performing loans and TDRs on accrual was 306.82% at March 31, 2019 compared with 306.10% at December 31, 2018, and 195.10% at March 31, 2018. The decrease in this ratio from December 31, 2018 to March 31, 2019 was primarily attributable to the improving non-performing loan trends during the period.

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 17.59% and 57.10% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2019.

Provision for Loan Losses – Based upon historically strong trends in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded for the first quarter of 2019 or 2018. The pass category increased approximately $10.9 million, the watch category increased $4.2 million, and the substandard category increased approximately $6.3 million. Net loan charge-offs were $194,000 for the three months ended March 31, 2019, compared with net recoveries of $324,000 for the three months ended March 31, 2018. Management considers the size and volume of the portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at March 31, 2019 were $3.3 million compared with $4.4 million at March 31, 2018 and $3.5 million at December 31, 2018. See Note 4, “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

Write-downs and operating expenses for OREO totaled $166,000 for the three months ended March 31, 2019, compared to loss on sales, write-downs, and operating expenses of $82,000 for the three months ended March 31, 2018. During the three months ended March 31, 2019, fair value write-downs of $150,000 were recorded due to changing marketing strategies compared with write-downs of $60,000 for the three months ended March 31, 2018.

Liabilities – Total liabilities at March 31, 2019 were $995.0 million compared with $977.6 million at December 31, 2018, an increase of $17.4 million, or 1.8%. This increase was primarily attributable to an increase in total deposits of $14.6 million and an increase in FHLB advances of $5.0 million, offset by a decrease in other liabilities of $2.2 million.

Deposits are the primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$142,716		$136,947
Interest checking	95,140	0.17%	90,583	0.13%
Money market	169,707	1.16	158,832	0.90
Savings	33,557	0.17	34,866	0.16
Certificates of deposit	459,709	1.81	439,597	1.35
Total deposits	$900,829	1.16%	$860,825	0.88%

The following table sets forth the average daily balances and weighted average rates paid for certificates of deposit for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$431,088	1.79%	$410,942	1.34%
$250,000 or more	28,621	2.01%	28,655	1.51%
Total	$459,709	1.81%	$439,597	1.35%

The following table shows at March 31, 2019 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period
(in thousands)
Three months or less	$4,313
Three months through six months	2,471
Six months through twelve months	14,830
Over twelve months	7,688
Total	$29,302

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

The Bank also borrows from the FHLB to supplement funding requirements. At March 31, 2019, the Bank had an unused borrowing capacity with the FHLB of $39.8 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2019, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At March 31, 2019, cash on hand totaled $4.6 million, of which, $321,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $4.2 million to $96.3 million at March 31, 2019, compared with $92.1 million at December 31, 2018 primarily due to current year net income of $2.8 million and other comprehensive income for the quarter of $1.6 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	March 31, 2019	December 31, 2018

Tier 1 Capital	6.0%	8.0%	12.01%	11.83%
Common equity Tier 1 capital	4.5	6.5	12.01	11.83
Total risk-based capital	8.0	10.0	13.01	12.88
Tier 1 leverage ratio	4.0	5.0	9.88	9.60

Failure to meet minimum capital requirements could result in discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

Each of the federal bank regulatory agencies has established risk-based capital requirements for banking organizations. The Basel III regulatory capital reforms became effective for the Company and Bank on January 1, 2015, and include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also establish a “capital conservation buffer” of 2.5%, to be phased in over three years, above the regulatory minimum risk-based capital ratios. With the capital conservation buffer as fully phased in effective January 1, 2019, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total capital to total risk-weighted assets (“total risk-based capital ratio”) of 10.5%. The capital conservation buffer for 2019 is 2.50% and was 1.875% for 2018. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 1.5% at March 31, 2019, compared with an increase of 2.0% at December 31, 2018. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 2.8% at March 31, 2019, compared with an increase of 3.9% at December 31, 2018.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2019, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$971	2.81%
+ 100 basis points	520	1.50
- 100 basis points	(1,242)	(3.60)
- 200 basis points	(1,577)	(4.57)

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

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2018. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company's equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
March 2019	18,466	$14.95

The Company does not have a publicly announced share repurchase plan or program.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

The Company has other long-term debt agreements that  meet the exclusion set forth in Section 601 (b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMESTONE BANCORP, INC.
(Registrant)

May 2, 2019	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 2, 2019	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer