Form 10-Q
period 2019-06-30
LIMESTONE BANCORP, INC.
filed 2019-08-02
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

6,250,593 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding at July 31, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2019 and December 31, 2018

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$6,860	$6,963
Interest bearing deposits in banks	40,755	28,398
Cash and cash equivalents	47,615	35,361
Securities available for sale	208,614	201,192
Loans, net of allowance of $8,832 and $8,880, respectively	794,282	756,364
Premises and equipment, net	14,827	14,655
Premises held for sale	995	1,050
Other real estate owned	3,225	3,485
Federal Home Loan Bank stock	6,693	7,233
Bank owned life insurance	15,853	15,646
Deferred taxes, net	28,708	29,282
Accrued interest receivable and other assets	5,976	5,424
Total assets	$1,126,788	$1,069,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$141,448	$142,618
Interest bearing	797,029	751,613
Total deposits	938,477	894,231
Federal Home Loan Bank advances	51,470	46,549
Accrued interest payable and other liabilities	4,419	5,815
Junior subordinated debentures	21,000	21,000
Senior debt	10,000	10,000
Total liabilities	1,025,366	977,595
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,237,832 and 6,242,720 voting, and 1,220,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,147	24,287
Retained deficit	(59,729)	(66,201)
Accumulated other comprehensive loss	(3,635)	(6,628)
Total stockholders' equity	101,422	92,097
Total liabilities and stockholders’ equity	$1,126,788	$1,069,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$10,465	$9,094	$20,719	$17,884
Taxable securities	1,608	1,198	3,181	2,141
Tax exempt securities	88	96	181	192
Federal funds sold and other	215	197	481	383
	12,376	10,585	24,562	20,600
Interest expense
Deposits	2,965	1,649	5,552	2,993
Federal Home Loan Bank advances	255	216	536	372
Senior debt	98	98	194	194
Junior subordinated debentures	258	236	521	447
Subordinated capital note	—	12	—	39
	3,576	2,211	6,803	4,045
Net interest income	8,800	8,374	17,759	16,555
Provision (negative provision) for loan losses	—	(150)	—	(150)
Net interest income after provision for loan losses	8,800	8,524	17,759	16,705

Non-interest income
Service charges on deposit accounts	571	591	1,067	1,159
Bank card interchange fees	596	446	1,104	847
Income from bank owned life insurance	118	138	217	237
Net loss on sales and calls of investment securities	(5)	(6)	(5)	(6)
Other	166	178	347	361
	1,446	1,347	2,730	2,598
Non-interest expense
Salaries and employee benefits	3,915	3,885	7,830	7,673
Occupancy and equipment	854	880	1,752	1,775
Professional fees	179	222	344	427
Marketing expense	212	308	439	608
FDIC Insurance	103	139	211	321
Data processing expense	315	307	628	631
State franchise and deposit tax	315	282	630	564
Deposit account related expense	310	221	591	440
Other real estate owned expense	142	237	308	319
Litigation and loan collection expense	34	48	80	101
Other	845	876	1,692	1,715
	7,224	7,405	14,505	14,574
Income before income taxes	3,022	2,466	5,984	4,729
Income tax expense (benefit)	(611)	483	(488)	812
Net income	3,633	1,983	6,472	3,917
Basic and diluted income per common share	$0.49	$0.27	$0.87	$0.57

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$3,633	$1,983	$6,472	$3,917
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,882	(523)	3,877	(2,234)
Reclassification adjustment for gains (losses) included in net income	(5)	(6)	(5)	(6)
Net unrealized gain (loss) recognized in comprehensive income	1,887	(517)	3,882	(2,228)
Tax effect	(471)	109	(889)	469
Other comprehensive income (loss)	1,416	(408)	2,993	(1,759)

Comprehensive income	$5,049	$1,575	$9,465	$2,158

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2019	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	1,642	—	1,642	—	—	—	(276)	—	—	(276)
Forfeited unvested stock	—	—	(3,748)	—	(3,748)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	—	—	6,240,614	1,220,000	7,460,614	$—	$—	$140,639	$24,093	$(63,362)	$(5,051)	$96,319
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	(2,532)	—	(2,532)	—	—	—	(39)	—	—	(39)
Forfeited unvested stock	—	—	(250)	—	(250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	93	—	—	93
Net income	—	—	—	—	—	—	—	—	—	3,633	—	3,633
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,416	1,416
Balances, June 30, 2019	—	—	6,237,832	1,220,000	7,457,832	$—	$—	$140,639	$24,147	$(59,729)	$(3,635)	$101,422

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2019 and 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Stock-based compensation expense	—	—	—	—	—	—	—	—	64	—	—	64
Net income	—	—	—	—	—	—	—	—	—	1,934	—	1,934
Reclassification of disproportionate tax effect
due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Balances, March 31, 2018	6,198	4,304	6,189,864	1,220,000	7,409,864	$1,644	$1,127	$140,639	$24,561	$(73,061)	$(6,680)	$88,230
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	45,129	—	45,129	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	99	—	—	99
Net income	—	—	—	—	—	—	—	—	—	1,983	—	1,983
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(408)	(408)
Balances, June 30, 2018	—	—	6,234,993	1,220,000	7,454,993	$—	$—	$140,639	$23,926	$(71,078)	$(7,088)	$86,399

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2019 and 2018

(dollars in thousands)

	2019	2018
Cash flows from operating activities
Net income	$6,472	$3,917
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	979	477
Provision (negative provision) for loan losses	—	(150)
Net amortization on securities	363	444
Stock-based compensation expense	175	163
Deferred taxes, net	(317)	1,158
Net gain on sales of loans held for sale	—	(1)
Proceeds from sales of loans held for sale	—	71
Net gain on sales of other real estate owned	—	(50)
Net write-down of other real estate owned	260	325
Net realized loss on sales and calls of investment securities	5	6
Net write-down on premises held for sale	55	—
Earnings on bank owned life insurance, net of premium expense	(207)	(227)
Net change in accrued interest receivable and other assets	(552)	(767)
Net change in accrued interest payable and other liabilities	(1,780)	(795)
Net cash from operating activities	5,453	4,571

Cash flows from investing activities
Purchases of available for sale securities	(13,894)	(41,911)
Sales and calls of available for sale securities	2,452	6,054
Maturities and prepayments of available for sale securities	7,534	7,003
Proceeds from mandatory redemptions of FHLB stock	540	—
Proceeds from sale of other real estate owned	—	354
Loan originations and payments, net	(38,476)	(37,372)
Purchases of premises and equipment, net	(208)	(449)
Proceeds from sale of premises and equipment	1	—
Net cash from investing activities	(42,051)	(66,321)

Cash flows from financing activities
Net change in deposits	44,246	(794)
Repayment of Federal Home Loan Bank advances	(65,079)	(40,167)
Advances from Federal Home Loan Bank	70,000	100,000
Repayment of subordinated capital note	—	(2,250)
Issuance of common stock	—	14,910
Common shares withheld for taxes	(315)	—
Redemption of preferred stock	—	(3,505)
Net cash from financing activities	48,852	68,194
Net change in cash and cash equivalents	12,254	6,444
Beginning cash and cash equivalents	35,361	34,103
Ending cash and cash equivalents	$47,615	$40,547

Supplemental cash flow information:
Interest paid	$6,771	$4,973
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	730
Initial recognition of right-of-use lease assets	507	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s existing lease agreements, the impact of adopting the new guidance on the consolidated financial statements was the recording of a $507,000 lease liability and a right of use asset, which is included in other liabilities and premises and equipment, respectively, on the consolidated balance sheet. The adoption of this ASU did not have a meaningful impact on the Company’s performance metrics, including regulatory capital ratios and return on average assets. The Company’s leases mature through 2024 and have a weighted average discount rate of 6%. The operating lease cost was approximately $65,000 and $130,000 for the three and six months ended June 30, 2019. At June 30, 2019, the Company had entered into one lease that has yet to commence. The right of use asset and lease liability for the lease yet to commence are estimated to be approximately $1.1 million.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The standard is effective for public companies for fiscal years beginning after December 15, 2019. As previously disclosed, management has formed a cross functional committee that has overseen the enhancement of existing technology required to source and model data for the purpose of meeting this standard. The committee has selected a vendor to assist in generating loan level cash flows and disclosures. The project plan involved data and model validation during the first half of 2019, with parallel processing the existing model with the CECL model for two to three quarters prior to implementation, depending on how model completion and validation occurs. During 2019, management is focused on refining assumptions and continued review of the model. Additionally, management is researching and resolving interpretive accounting issues in the ASU, contemplating various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In July 2019, the FASB voted for a proposal to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company. Companies benefiting from the delay will have to implement CECL for fiscal year and interim periods beginning after December 15, 2022. The proposal will undergo a 30-day public comment period in August 2019.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2019
Available for sale
U.S. Government and federal agency	$23,920	$293	$(118)	$24,095
Agency mortgage-backed: residential	93,238	1,008	(288)	93,958
Collateralized loan obligations	49,875	7	(200)	49,682
State and municipal	30,236	565	(4)	30,797
Corporate bonds	9,913	179	(10)	10,082
Total available for sale	$207,182	$2,052	$(620)	$208,614

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,942	—	(103)	49,839
State and municipal	32,841	230	(259)	32,812
Corporate bonds	9,890	127	(26)	9,991
Total available for sale	$203,642	$551	$(3,001)	$201,192

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Proceeds	$1,452	$6,054	$2,452	$6,054
Gross gains	1	—	1	—
Gross losses	6	6	6	6

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	June 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$49,728	$49,643
One to five years	39,779	40,287
Five to ten years	24,437	24,726
Agency mortgage-backed: residential	93,238	93,958
Total	$207,182	$208,614

Securities pledged at June 30, 2019 and December 31, 2018 had carrying values of approximately $69.9 million and $64.4 million, respectively, and were pledged to secure public deposits.

At June 30, 2019 and December 31, 2018, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $14.9 million. At June 30, 2019 and December 31, 2018, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

At June 30, 2019, $33.0 million and $16.7 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in the six months ended June 30, 2019. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2019, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2019
Available for sale
U.S. Government and federal agency	$—	$—	$11,818	$(118)	$11,818	$(118)
Agency mortgage-backed:
residential	—	—	26,788	(288)	26,788	(288)
Collateralized loan obligations	27,933	(161)	9,612	(39)	37,545	(200)
State and municipal	429	(1)	1,457	(3)	1,886	(4)
Corporate bonds	1,592	(10)	—	—	1,592	(10)
Total temporarily impaired	$29,954	$(172)	$49,675	$(448)	$79,629	$(620)

December 31, 2018
Available for sale
U.S. Government and federal agency	$3,431	$(57)	$17,212	$(665)	$20,643	$(722)
Agency mortgage-backed:
residential	30,229	(343)	40,932	(1,548)	71,161	(1,891)
Collateralized loan obligations	48,294	(103)	—	—	48,294	(103)
State and municipal	6,133	(29)	7,252	(230)	13,385	(259)
Corporate Bonds	3,569	(26)	—	—	3,569	(26)
Total temporarily impaired	$91,656	$(558)	$65,396	$(2,443)	$157,052	$(3,001)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)
Commercial	$140,666	$129,368
Commercial Real Estate:
Construction	64,472	86,867
Farmland	78,634	77,937
Nonfarm nonresidential	187,217	172,177
Residential Real Estate:
Multi-family	63,107	49,757
1-4 Family	171,687	175,761
Consumer	55,252	39,104
Agriculture	41,586	33,737
Other	493	536
Subtotal	803,114	765,244
Less: Allowance for loan losses	(8,832)	(8,880)
Loans, net	$794,282	$756,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2019 and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2019:
Beginning balance	$1,447	$4,498	$2,227	$159	$353	$2	$8,686
Provision (negative provision)	(45)	(46)	52	(16)	55	–	–
Loans charged off	–	–	(35)	(34)	(3)	–	(72)
Recoveries	90	1	83	44	–	–	218
Ending balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832

June 30, 2018:
Beginning balance	$1,077	$4,112	$2,833	$84	$419	$1	$8,526
Provision (negative provision)	51	(83)	(48)	(27)	(40)	(3)	(150)
Loans charged off	–	(197)	(69)	(7)	(12)	(8)	(293)
Recoveries	5	402	62	16	–	12	497
Ending balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2019 and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	98	(211)	(152)	177	88	–	–
Loans charged off	–	(15)	(117)	(214)	(4)	–	(350)
Recoveries	95	3	144	60	–	–	302
Ending balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832

June 30, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	(4)	(20)	(164)	(14)	55	(3)	(150)
Loans charged off	–	(198)	(88)	(34)	(12)	(8)	(340)
Recoveries	245	420	130	50	11	12	868
Ending balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$37	$157	$–	$–	$–	$195
Collectively evaluated for impairment	1,491	4,416	2,170	153	405	2	8,637
Total ending allowance balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832

Loans:
Loans individually evaluated for impairment	$109	$738	$2,150	$–	$65	$–	$3,062
Loans collectively evaluated for impairment	140,557	329,585	232,644	55,252	41,521	493	800,052
Total ending loans balance	$140,666	$330,323	$234,794	$55,252	$41,586	$493	$803,114

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

	As of June 30, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$171	$82	$—	$66	$—	$62	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	346	205	—	156	3	134	8
Nonfarm nonresidential	701	240	—	246	4	251	7
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,605	1,437	—	1,448	28	1,508	50
Consumer	179	—	—	14	2	9	2
Agriculture	65	65	—	65	—	43	—
Other	—	—	—	—	—	—	—
Subtotal	4,067	2,029	—	1,995	37	2,007	67
With An Allowance Recorded:
Commercial	27	27	1	13	1	9	1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	293	293	37	225	—	203	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	713	713	157	715	10	717	21
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	1,033	1,033	195	953	11	929	22
Total	$5,100	$3,062	$195	$2,948	$48	$2,936	$89

	As of December 31, 2018			Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$120	$53	$—	$14	$1	$172	$1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	1,860	89	—	1,340	83	1,580	281
Nonfarm nonresidential	402	262	—	271	3	373	8
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,678	1,628	—	1,894	27	2,191	35
Consumer	12	—	—	1	—	1	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	5,072	2,032	—	3,520	114	4,317	325
With An Allowance Recorded:
Commercial	—	—	—	100	2	100	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	86	—	57	—
Nonfarm nonresidential	159	159	35	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	720	720	168	1,460	16	1,361	32
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	879	879	203	1,646	18	1,518	36
Total	$5,951	$2,911	$203	$5,166	$132	$5,835	$361

Cash basis income recognized for the three and six months ended June 30, 2019 was $30,000 and $60,000, respectively, compared to $111,000 and $317,000 for the three and six months ended June 30, 2018, respectively.

Troubled Debt Restructuring

A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The Bank’s TDRs may involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2019 and December 31, 2018:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2019
Commercial Real Estate:
Nonfarm nonresidential
Rate reduction	$190	—	$190
Residential Real Estate:
1-4 Family
Rate reduction	715	—	715
Total TDRs	$905	$—	$905

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2018
Commercial Real Estate:
Nonfarm nonresidential
Rate reduction	$190	$—	$190
Residential Real Estate:
1-4 Family
Rate reduction	720	—	720
Total TDRs	$910	$—	$910

At June 30, 2019 and December 31, 2018, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $157,000 and $168,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2019, and December 31, 2018, respectively. The Company has committed to lend no additional amounts as of June 30, 2019 and December 31, 2018 to borrowers with outstanding loans classified as TDRs.

No TDR loan modifications occurred during the three or six months ended June 30, 2019 or June 30, 2018. During the first six months of 2019 and 2018, no TDRs defaulted on their restructured loan within the 12 month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2019, and December 31, 2018:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(in thousands)

Commercial	$82	$53	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	498	249	—	—
Nonfarm nonresidential	48	61	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,335	1,628	—	—
Consumer	—	—	—	—
Agriculture	65	—	—	—
Other	—	—	—	—
Total	$2,028	$1,991	$—	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2019
Commercial	$19	$—	$—	$82	$101
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	221	274	—	498	993
Nonfarm nonresidential	26	—	—	48	74
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	545	741	—	1,335	2,621
Consumer	40	—	—	—	40
Agriculture	7	—	—	65	72
Other	—	—	—	—	—
Total	$858	$1,015	$—	$2,028	$3,901

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2018
Commercial	$39	$—	$—	$53	$92
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	107	—	249	600
Nonfarm nonresidential	—	52	—	61	113
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,299	137	—	1,628	3,064
Consumer	8	35	—	—	43
Agriculture	3	—	—	—	3
Other	—	—	—	—	—
Total	$1,593	$331	$—	$1,991	$3,915

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of June 30, 2019, and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2019
Commercial	$127,849	$8,339	$—	$4,478	$—	$140,666
Commercial Real Estate:
Construction	64,472	—	—	—	—	64,472
Farmland	73,219	4,114	—	1,301	—	78,634
Nonfarm nonresidential	179,475	4,996	—	2,746	—	187,217
Residential Real Estate:
Multi-family	60,869	2,034	—	204	—	63,107
1-4 Family	165,434	2,587	—	3,666	—	171,687
Consumer	55,182	8	—	62	—	55,252
Agriculture	40,669	851	—	66	—	41,586
Other	493	—	—	—	—	493
Total	$767,662	$22,929	$—	$12,523	$—	$803,114

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2018
Commercial	$129,106	$141	$—	$121	$—	$129,368
Commercial Real Estate:
Construction	86,867	—	—	—	—	86,867
Farmland	74,054	2,741	—	1,142	—	77,937
Nonfarm nonresidential	169,551	1,983	—	643	—	172,177
Residential Real Estate:
Multi-family	44,697	5,060	—	—	—	49,757
1-4 Family	169,342	2,209	113	4,097	—	175,761
Consumer	38,768	11	—	325	—	39,104
Agriculture	32,683	1,019	—	35	—	33,737
Other	536	—	—	—	—	536
Total	$745,604	$13,164	$113	$6,363	$—	$765,244

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

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2019	December 31, 2018
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,225	$3,485
	$3,225	$3,485

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $401,000 and $771,000 at June 30, 2019 and December 31, 2018, respectively.

Activity relating to OREO during the six months ended June 30, 2019 and 2018 is as follows:

	For the Six Months Ended June 30,
	2019	2018
	(in thousands)
OREO Activity
OREO as of January 1	$3,485	$4,409
Real estate acquired	—	730
Valuation adjustment write-downs	(260)	(325)
Net gain on sales	—	50
Proceeds from sales of properties	—	(354)
OREO as of June 30	$3,225	$4,510

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net gain on sales	$—	$(54)	$—	$(50)
Valuation adjustment write-downs	110	265	260	325
Operating expense	32	26	48	44
Total	$142	$237	$308	$319

Note 5 – Deposits

The following table details deposits by category:

	June 30, 2019	December 31, 2018
	(in thousands)
Non-interest bearing	$141,448	$142,618
Interest checking	95,296	94,269
Money market	162,917	171,924
Savings	33,553	34,534
Certificates of deposit	505,263	450,886
Total	$938,477	$894,231

Time deposits of $250,000 or more were $28.9 million and $28.1 million at June 30, 2019 and December 31, 2018, respectively.

Scheduled maturities of total time deposits at June 30, 2019 for each of the next five years are as follows (in thousands):

Year 1	$436,467
Year 2	43,768
Year 3	4,717
Year 4	10,710
Year 5	9,250
Thereafter	351
$505,263

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2019	2018
	(in thousands)

Short term advances (fixed rates 2.37% to 2.41%) maturing July 2019	$50,000	$45,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2021 to August 2033	1,470	1,549
Total advances from the Federal Home Loan Bank	$51,470	$46,549

FHLB advances had a weighted-average rate of 2.37% at June 30, 2019 and 2.45% at December 31, 2018. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2019 or 2018. The advances were collateralized by approximately $126.8 million and $130.4 million of first mortgage loans, under a blanket lien arrangement at June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, our additional borrowing capacity with the FHLB was $38.3 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$50,495
Year 2	738
Year 3	99
Year 4	93
Year 5	30
Thereafter	15
$51,470

Note 7 – Senior Debt

The Company’s $10.0 million senior secured loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. Subsequent to quarter end, the Company made a $5.0 million principal reduction on this loan.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of June 30, 2019.

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

Financial assets measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 are summarized below:

		Fair Value Measurements at June 30, 2019 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$24,095	$—	$24,095	$—
Agency mortgage-backed: residential	93,958	—	93,958	—
Collateralized loan obligations	49,682	—	49,682	—
State and municipal	30,797	—	30,797	—
Corporate bonds	10,082	—	10,082	—
Total	$208,614	$—	$208,614	$—

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,560	$—	$22,560	$—
Agency mortgage-backed: residential	85,990	—	85,990	—
Collateralized loan obligations	49,839	—	49,839	—
State and municipal	32,812	—	32,812	—
Corporate bonds	9,991	—	9,991	—
Total	$201,192	$—	$201,192	$—

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2019 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$26	$—	$—	$26
Commercial real estate:
Construction	—	—	—	—
Farmland	256	—	—	256
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	556	—	—	556
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	3,225	—	—	3,225
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	124	—	—	124
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	552	—	—	552
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	3,485	—	—	3,485
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.0 million at June 30, 2019 with a valuation allowance of $195,000, resulting in $2,000 and no additional provision for loan losses for the three and six months ended June 30, 2019, respectively. Impaired loans had a carrying amount of $1.7 million with a valuation allowance of $319,000, resulting in additional provision for loan losses of $37,000 and $91,000, respectively, for the three and six months ended June 30, 2018. At December 31, 2018, impaired loans had a carrying amount of $879,000, with a valuation allowance of $203,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.2 million as of June 30, 2019, compared with $4.5 million at June 30, 2018 and $3.5 million at December 31, 2018. Write-downs of $110,000 and $260,000, respectively, were recorded on OREO for the three and six months ended June 30, 2019, compared to write-downs of $265,000 and $325,000 for the three and six months ended June 30, 2018.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$556	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,225	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate	25%		(25%)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$552	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,485	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate	25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$47,615	$47,615	$—	$—	$47,615
Securities available for sale	208,614	—	208,614	—	208,614
Federal Home Loan Bank stock	6,693	N/A	N/A	N/A	N/A
Loans, net	794,282	—	—	799,642	799,642
Accrued interest receivable	4,045	—	1,224	2,821	4,045
Financial liabilities
Deposits	$938,477	$141,448	$795,928	$—	$937,376
Federal Home Loan Bank advances	51,470	—	51,467	—	51,467
Junior subordinated debentures	21,000	—	—	16,933	16,933
Senior Debt	10,000	—	—	9,830	9,830
Accrued interest payable	690	—	636	54	690

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$35,361	$35,361	$—	$—	$35,361
Securities available for sale	201,192	—	201,192	—	201,192
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	756,364	—	—	744,076	744,076
Accrued interest receivable	3,665	—	1,222	2,443	3,665
Financial liabilities
Deposits	$894,231	$142,618	$750,015	$—	$892,633
Federal Home Loan Bank advances	46,549	—	46,519	—	46,519
Junior subordinated debentures	21,000	—	—	16,226	16,226
Senior Debt	10,000	—	—	9,585	9,585
Accrued interest payable	658	—	598	60	658

In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at June 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$23,743	$23,390
Allowance for loan losses	2,204	1,865
OREO write-down	2,665	2,611
Alternative minimum tax credit carry-forward	173	346
Net assets from acquisitions	286	290
Net unrealized loss on securities	—	515
New market tax credit carry-forward	208	208
Nonaccrual loan interest	291	235
Accrued expenses	195	239
Deferred compensation	—	267
Other	385	241
	30,150	30,207

Deferred tax liabilities:
FHLB stock dividends	605	557
Fixed assets	88	94
Deferred loan costs	159	136
Net unrealized gain on securities	357	—
Other	233	138
	1,442	925
Net deferred tax asset	$28,708	$29,282

During the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

In addition, the Company has state net operating loss carryforwards (“NOLs”) of $30.2 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

At June 30, 2019, the Company had net federal operating loss carryforwards of $107.4 million, which will begin to expire in 2031. As of June 30, 2019, a total of $173,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2019 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2019 or June 30, 2018 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 306,640. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2019 unvested shares issued was $292,000, or $14.53 per weighted-average share. The Company recorded $93,000 and $175,000 of stock-based compensation to salaries for the three and six months ended June 30, 2019, respectively, and $99,000 and $163,000 for the three and six months ended June 30, 2018, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $19,000 and $37,000 was recognized related to this expense during the three and six months ended June 30, 2019, respectively, and $21,000 and $34,000 for the three and six months ended June 30, 2018.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	116,909	$8.69	142,334	$5.67
Granted	20,108	14.53	52,856	13.94
Vested	(75,981)	6.57	(78,281)	6.75
Forfeited	(3,998)	13.04	—	—
Outstanding, ending	57,038	$13.26	116,909	$8.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2019 and beyond is estimated as follows (in thousands):

July 2019 – December 2019	$180
2020	295
2021	181
2022	11

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)

Net income	$3,633	$1,983	$6,472	$3,917
Less:
Earnings allocated to unvested shares	32	27	71	66
Net income available to common shareholders, basic and diluted	$3,601	$1,956	$6,401	$3,851

Basic
Weighted average common shares including unvested common shares outstanding	7,459,631	7,424,742	7,464,743	6,858,228
Less:
Weighted average unvested common shares	64,974	101,505	82,285	115,115
Weighted average common shares outstanding	7,394,657	7,323,237	7,382,458	6,743,113
Basic income per common share	$0.49	$0.27	$0.87	$0.57

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,394,657	7,323,237	7,382,458	6,743,113
Diluted income per common share	$0.49	$0.27	$0.87	$0.57

The Company had no outstanding stock options at June 30, 2019 or 2018. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at June 30, 2018, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant expired on November 21, 2018.

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

As of June 30, 2019, Management believes the Company and Bank meet all capital adequacy requirements to which they are subject. As of June 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019:
Total risk-based capital (to risk-weighted assets)	$116,730	13.26	$70,424	8.00	$88,030	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	107,898	12.26	39,613	4.50	57,219	6.50
Tier 1 capital (to risk-weighted assets)	107,898	12.26	52,818	6.00	70,424	8.00
Tier 1 capital (to average assets)	107,898	10.01	43,111	4.00	53,889	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk-weighted assets)	$109,309	12.88%	$67,920	8.00%	$84,900	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	100,429	11.83	38,205	4.50	55,185	6.50
Tier 1 capital (to risk-weighted assets)	100,429	11.83	50,940	6.00	67,920	8.00
Tier 1 capital (to average assets)	100,429	9.60	41,837	4.00	52,297	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$6,977	$14,850	$5,317	$11,236
Unused lines of credit	9,863	70,779	7,410	73,024
Standby letters of credit	377	1,752	541	1,752

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at June 30, 2019 and December 31, 2018. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Gains and losses on sales of OREO are netted with OREO expense and reported in non-interest expense.

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $119,000 and $255,000 of revenue for the three and six months ended June 30, 2019, respectively, within the scope of ASC 606. Other non-interest income included approximately $115,000 and $245,000 of revenue for the three and six months ended June 30, 2018, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and six months is excluded from the scope of ASC 606.

Note 15 – Subsequent Events

On July 23, 2019, the Company completed the issuance of a $17.0 million 10-year subordinated note. The note carries interest at a fixed rate of 5.75% for the first five years and qualifies as Tier 2 regulatory capital. The Company contributed $10.0 million of the proceeds to the Bank as Tier 1 capital, used $5.0 million to reduce senior debt, and retained the remaining proceeds for general corporate purposes.

On July 24, 2019, the Bank entered into a Branch Purchase and Assumption Agreement to acquire four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro from Louisville, Kentucky based Republic Bank and Trust. Under the terms of the agreement, the Bank will acquire the four branch offices, which includes $153 million in deposits and $112 million in loans. In addition, the Bank will acquire substantially all the fixed assets of these locations. The transaction has received approvals from each party’s board of directors and is expected to close in the fourth quarter of 2019, subject to regulatory approvals and other customary closing conditions.

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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), our wholly owned subsidiary and the twelfth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of June 30, 2019, the Company had total assets of $1.1 billion, total loans of $803.1 million, total deposits of $938.5 million and stockholders’ equity of $101.4 million.

The Company reported net income of $3.6 million and $6.5 million for the three and six months ended June 30, 2019, compared with net income of $2.0 million and $3.9 million for the same periods of 2018. Income tax benefit was $611,000 and $488,000 for the second quarter of 2019 and for the first six months of 2019, respectively, compared to income tax expense of $483,000 and $812,000 for the second quarter of 2018 and for the first six months of 2018, respectively.

During the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

In addition, the Company has state net operating loss carryforwards (“NOLs”) of $30.2 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

Highlights for the six months ended June 30, 2019 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $50.6 million or 6.9% to $780.1 million for the six months ended June 30, 2019, compared with $729.5 million for the first six months of 2018. This resulted in an increase in interest revenue volume of approximately $1.3 million for the six months June 30, 2019 compared with the six months of 2018.

●

Net interest margin decreased nine basis points to 3.51% in the first six months of 2019 compared with 3.60% in the first six months of 2018. The yield on earning assets increased to 4.86% for the first six months of 2019, compared to 4.48% for the first six months of 2018. The cost of interest bearing liabilities increased from 1.05% in the first six months of 2018 to 1.62% in the first six months of 2019 as a result of increases in short-term interest rates during 2018.

●

The Company recorded no provision for loan losses expense during the first six months of 2019, compared to a negative provision for loan losses of $150,000 during the first six months of 2018. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were stable between periods. Net loan charge-offs were $48,000 for the first six months of 2019, compared to net recoveries of $528,000 for the first six months of 2018.

●

Loans past due 30-59 days decreased from $1.6 million at December 31, 2018 to $858,000 at June 30, 2019, and loans past due 60-89 days increased from $331,000 at December 31, 2018 to $1.1 million at June 30, 2019. Total loans past due and nonaccrual loans remained unchanged at $3.9 million from December 31, 2018 to June 30, 2019.

●

Foreclosed properties were $3.2 million at June 30, 2019, compared with $3.5 million at December 31, 2018, and $4.5 million at June 30, 2018. Operating expenses and fair value write downs totaled $308,000 for the first six months of 2019 compared to operating expenses, fair value write downs, and a net gain on sales of $319,000 for the first six months of 2018.

●	The ratio of non-performing assets to total assets decreased to 0.55% at June 30, 2019, compared with 0.60% at December 31, 2018, and 0.83% at June 30, 2018.

●

Deposits were $938.5 million at June 30, 2019, compared with $894.2 million at December 31, 2018. Certificate of deposit balances increased $54.4 million during the first six months of 2019 to $505.3 million at June 30, 2019, from $450.9 million at December 31, 2018. Interest checking accounts increased $1.0 million and money market declined $9.0 million during the first six months of 2019 compared with December 31, 2018.

●

Subsequent to quarter end on July 23, 2019, the Company completed the issuance of a $17.0 million 10-year subordinated note. The note carries interest at a fixed rate of 5.75% for the first five years and qualifies as Tier 2 regulatory capital. The Company contributed $10.0 million of the proceeds to the Bank as Tier 1 capital, used $5.0 million to reduce senior debt, and retained the remaining proceeds for general corporate purposes.

●

Subsequent to quarter end on July 24, 2019, the Bank entered into a Branch Purchase and Assumption Agreement to acquire four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro from Louisville, Kentucky based Republic Bank and Trust. Under the terms of the agreement, the Bank will acquire the four branch offices, which includes $153 million in deposits and $112 million in loans. In addition, the Bank will acquire substantially all the fixed assets of these locations. The transaction has received approvals from each party’s board of directors and is expected to close in the fourth quarter of 2019, subject to regulatory approvals and other customary closing conditions. The transaction includes an all-in blended deposit premium of approximately $9.3 million. This results in tangible book value dilution of approximately 9%. The tangible book value earn back period based upon preliminary earnings estimates for the acquired branches is expected to be less than three years. The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2018. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2019, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2019, compared with the same period of 2018:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,376	$10,585	$1,791	16.9%
Gross interest expense	3,576	2,211	1,365	61.7
Net interest income	8,800	8,374	426	5.1
Provision (negative provision) for loan losses	—	(150)	150	100.0
Non-interest income	1,446	1,347	99	7.3
Non-interest expense	7,224	7,405	(181)	(2.4)
Net income before taxes	3,022	2,466	556	22.5
Income tax (benefit) expense	(611)	483	(1,094)	(226.5)
Net income	3,633	1,983	1,650	83.2

Net income for the three months ended June 30, 2019 totaled $3.6 million, compared with $2.0 million for the comparable period of 2018. Net income before taxes and income tax benefit was $3.0 million and $611,000, respectively for the second quarter of 2019, compared with $2.5 million and income tax expense of $483,000, respectively for the second quarter of 2018. The Company has state net operating loss carryforwards (“NOLs”) of $30.2 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

Net interest income increased $426,000 from the 2018 second quarter as a result of an increase in earning assets. Net interest margin decreased 15 basis points to 3.42% in the second quarter of 2019 compared with 3.57% in the second quarter of 2018. The cost of interest bearing liabilities increased from 1.13% for the second quarter of 2018 to 1.68% for the second quarter of 2019. Average earning assets increased from $943.0 million for the second quarter of 2018 to $1.0 billion for the second quarter of 2019. Non-interest income increased by $99,000 to $1.4 million from $1.3 million in the second quarter of 2018 primarily due to an increase in bankcard interchange fees of $150,000. Non-interest expense decreased from $7.4 million in the second quarter of 2018 to $7.2 million in the second quarter of 2019 primarily due to decreases in marketing expense of $96,000 and OREO expense of $95,000.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2019, compared with the same period of 2018:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)

Gross interest income	$24,562	$20,600	$3,962	19.2%
Gross interest expense	6,803	4,045	2,758	68.2
Net interest income	17,759	16,555	1,204	7.3
Provision (negative provision) for loan losses	—	(150)	150	100.0
Non-interest income	2,730	2,598	132	5.1
Non-interest expense	14,505	14,574	(69)	(0.5)
Net income before taxes	5,984	4,729	1,255	26.5
Income tax (benefit) expense	(488)	812	(1,300)	(160.1)
Net income	6,472	3,917	2,555	65.2

Net income for the six months ended June 30, 2019 totaled $6.5 million, compared with net income of $3.9 million for the comparable period of 2018. Net income before taxes and income tax benefit was $6.0 million and $488,000, respectively, for the six months ended June 30, 2019, compared with $4.7 million and income tax expense of $812,000, respectively, for the six months ended June 30, 2018. Income tax expense for the first six months of 2019 benefitted $1.2 million from the establishment of a state net deferred tax asset related to the April 2019 tax law enactment discussed previously. In addition, during the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Net interest income increased $1.2 million from the first six months of 2018 as a result of an increase in earning assets. Net interest margin decreased nine basis points to 3.51% in the first six months of 2019 compared with 3.60% in the first six months of 2018. The cost of interest bearing liabilities increased from 1.05% for the first six months of 2018 to 1.62% for the first six months of 2019. Average earning assets increased from $929.5 million for the first six months of 2018 to $1.0 billion for the first six months of 2019. Non-interest income increased by $132,000 to $2.7 million from $2.6 million in the first six months of 2018 primarily due to an increase in bankcard interchange fees of $257,000, partially offset by a decrease in service charges on deposit accounts of $92,000. Non-interest expense decreased from $14.6 million in the first six months of 2018 to $14.5 million in the first six months of 2019 primarily due to a decreases in marketing expense of $169,000 and in FDIC insurance of $110,000 reflecting the Bank’s lower risk profile, partially offset by a $157,000 increase in salaries and employee benefits, as well as an increase in deposit account related expense of $151,000.

Net Interest Income – Net interest income was $8.8 million for the three months ended June 30, 2019, an increase of $426,000, or 5.1%, compared with $8.4 million for the same period in 2018. Net interest spread and margin were 3.13% and 3.42%, respectively, for the second quarter of 2019, compared with 3.38% and 3.57%, respectively, for the second quarter of 2018. Net average non-accrual loans were $2.1 million and $3.9 million for the second quarters of 2019 and 2018, respectively.

Average loans receivable increased approximately $58.8 million for the second quarter of 2019 compared with the second quarter of 2018. This resulted in an increase in interest revenue of approximately $753,000 attributable to volume and an increase of $618,000 attributable to increasing interest rates for the quarter ended June 30, 2019, compared with the second quarter of 2018. Interest foregone on non-accrual loans totaled $86,000 for the second quarter of 2019, compared with $74,000 for the second quarter of 2018.

Net interest margin decreased 15 basis points from 3.57% in the prior year second quarter to 3.42% for the second quarter of 2019. The yield on earning assets increased 30 basis points and rates paid on interest-bearing liabilities increased 55 basis points from the second quarter of 2018. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2018.

Net interest income was $17.8 million for the six months ended June 30, 2019, an increase of $1.2 million, or 7.3%, compared with $16.6 million for the same period in 2018. Net interest spread and margin were 3.24% and 3.51%, respectively, for the first six months of 2019, compared with 3.43% and 3.60%, respectively, for the first six months of 2018. Net average non-accrual loans were $2.1 million and $4.4 million for the first six months of 2019 and 2018, respectively.

Average loans receivable increased approximately $50.6 million for the six months ended June 30, 2019 compared with the first six months of 2018. This resulted in an increase in interest revenue of approximately $1.3 million attributable to volume and an increase of $1.5 million attributable to increasing in interest rates for the six months ended June 30, 2019 compared with the prior year period. Interest foregone on non-accrual loans totaled $164,000 for the six months ended June 30, 2019, compared with $162,000 for the six months ended June 30, 2018.

Net interest margin decreased nine basis points to 3.51% for the first six months of 2019 from 3.60% in the first six months of 2018. The yield on earning assets increased 38 basis points for the first six months of 2019 from the first six months of 2018, compared with an increase in rates paid on interest-bearing liabilities of 57 basis points between the two periods. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2018.

Average Balance Sheets

The following table presents the average balance sheets for the three month periods ended June 30, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$793,460	$10,465	5.29%	$734,709	$9,094	4.96%
Securities
Taxable	195,379	1,608	3.30	161,232	1,198	2.98
Tax-exempt (3)	12,710	88	3.52	14,183	96	3.44
FHLB stock	6,778	96	5.68	7,323	104	5.70
Federal funds sold and other	25,254	119	1.89	25,576	93	1.46
Total interest-earning assets	1,033,581	12,376	4.81%	943,023	10,585	4.51%
Less: Allowance for loan losses	(8,730)			(8,886)
Non-interest earning assets	75,608			78,871
Total assets	$1,100,459			$1,013,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$487,651	$2,416	1.99%	$429,123	$1,308	1.22%
NOW and money market deposits	261,579	536	0.82	241,826	327	0.54
Savings accounts	33,881	13	0.15	35,965	14	0.16
FHLB advances	40,989	255	2.50	44,252	216	1.96
Junior subordinated debentures	21,000	258	4.93	21,957	248	4.53
Senior debt	10,000	98	3.93	10,000	98	3.93
Total interest-bearing liabilities	855,100	3,576	1.68%	783,123	2,211	1.13%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	143,619			135,843
Other liabilities	4,010			5,341
Total liabilities	1,002,729			924,307
Stockholders’ equity	97,730			88,701
Total liabilities and stockholders’ equity	$1,100,459			$1,013,008

Net interest income		$8,800			$8,374

Net interest spread			3.13%			3.38%

Net interest margin			3.42%			3.57%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $2.1 million and $3.9 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

The following table presents the average balance sheets for the six month periods ended June 30, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$780,057	$20,719	5.36%	$729,485	$17,884	4.94%
Securities
Taxable	193,528	3,181	3.31	152,585	2,141	2.83
Tax-exempt (3)	13,109	181	3.52	14,203	192	3.45
FHLB stock	6,922	205	5.97	7,323	210	5.78
Federal funds sold and other	28,214	276	1.97	25,872	173	1.35
Total interest-earning assets	1,021,830	24,562	4.86%	929,468	20,600	4.48%
Less: Allowance for loan losses	(8,792)			(8,611)
Non-interest earning assets	75,037			79,413
Total assets	$1,088,075			$1,000,270

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$473,757	$4,464	1.90%	$425,703	$2,370	1.12%
NOW and money market deposits	263,204	1,061	0.81	243,857	595	0.49
Savings accounts	33,720	27	0.16	35,446	28	0.16
FHLB advances	43,244	536	2.50	42,547	372	1.76
Junior subordinated debentures	21,000	521	5.00	22,595	486	4.34
Senior debt	10,000	194	3.91	10,000	194	3.91
Total interest-bearing liabilities	844,925	6,803	1.62%	780,148	4,045	1.05%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	143,170			133,742
Other liabilities	4,358			5,384
Total liabilities	992,453			919,274
Stockholders’ equity	95,622			80,996
Total liabilities and stockholders’ equity	$1,088,075			$1,000,270

Net interest income		$17,759			$16,555

Net interest spread			3.24%			3.43%

Net interest margin			3.51%			3.60%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $2.1 million and $4.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$618	$753	$1,371	$1,548	$1,287	$2,835
Securities	145	257	402	418	611	1,029
FHLB stock	—	(8)	(8)	7	(12)	(5)
Federal funds sold and other	27	(1)	26	86	17	103
Total increase (decrease) in interest income	790	1,001	1,791	2,059	1,903	3,962

Interest-bearing liabilities:
Certificates of deposit and other time deposits	910	198	1,108	1,800	294	2,094
NOW and money market accounts	180	29	209	416	50	466
Savings accounts	—	(1)	(1)	—	(1)	(1)
FHLB advances	56	(17)	39	158	6	164
Junior subordinated debentures	21	(11)	10	71	(36)	35
Senior debt	—	—	—	—	—	—
Total increase (decrease) in interest expense	1,167	198	1,365	2,445	313	2,758
Increase (decrease) in net interest income	$(377)	$803	$426	$(386)	$1,590	$1,204

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Service charges on deposit accounts	$571	$591	$1,067	$1,159
Bank card interchange fees	596	446	1,104	847
Income from bank owned life insurance	118	138	217	237
Net gain (loss) on sales and calls of securities	(5)	(6)	(5)	(6)
Other	166	178	347	361
Total non-interest income	$1,446	$1,347	$2,730	$2,598

Non-interest income for the second quarter of 2019 increased by $99,000, or 7.3%, compared with the second quarter of 2018. The increase in non-interest income for the second quarter of 2019 compared to the second quarter of 2018 was primarily driven by an increase in bankcard interchange fees of $150,000 due to an increase in transaction volume. For the six months ended June 30, 2019, non-interest income increased by $132,000, or 5.1% to $2.7 million compared with $2.6 million for the same period of 2018. The increase in non-interest income between the six month comparative periods was primarily due to a $257,000 increase in bankcard interchange fees partially offset by a decrease in service charges on deposit accounts of $92,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2019 and 2018:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Salary and employee benefits	$3,915	$3,885	$7,830	$7,673
Occupancy and equipment	854	880	1,752	1,775
Professional fees	179	222	344	427
Marketing expense	212	308	439	608
FDIC insurance	103	139	211	321
Data processing expense	315	307	628	631
State franchise and deposit tax	315	282	630	564
Deposit account related expenses	310	221	591	440
Other real estate owned expense	142	237	308	319
Litigation and loan collection expense	34	48	80	101
Other	845	876	1,692	1,715
Total non-interest expense	$7,224	$7,405	$14,505	$14,574

Non-interest expense for the second quarter ended June 30, 2019 decreased $181,000, or 2.4%, compared with the second quarter of 2018. This decrease was primarily due to decreases in marketing expense of $96,000 and OREO expense of $95,000. For the six months ended June 30, 2019, non-interest expense decreased $69,000, or 0.5% to $14.5 million compared with $14.6 million for the first six months of 2018. The decrease in non-interest expense for the six months ended June 30, 2019 was primarily attributable to a decrease in marketing expense of $169,000 and a decrease in FDIC insurance of $110,000 reflecting the Bank’s lower risk profile, partially offset by a $157,000 increase in salaries and employee benefits, as well as, an increase of $151,000 in deposit account related expense.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)

Federal statutory rate times financial statement income	$634	$518	$1,256	$993
Effect of:
Tax-exempt income	(18)	(20)	(37)	(40)
Establish state deferred tax asset	(1,209)	—	(1,550)	—
Non-taxable life insurance income	(25)	(29)	(46)	(50)
Restricted stock vesting	(2)	(5)	(128)	(116)
Other, net	9	19	17	25
Total	$(611)	$483	$(488)	$812

Net income before taxes and income tax benefit was $3.0 million and $611,000, respectively for the three months ended June 30, 2019, compared with $2.5 million and income tax expense of $483,000, respectively for the three months ended June 30, 2018.

The Company had state net operating loss carryforwards (“NOLs”) of $30.2 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

Net income before taxes and income tax benefit was $6.0 million and $488,000, respectively for the six months ended June 30, 2019, compared with $4.7 million and income tax expense of $812,000, respectively for the six months ended June 30, 2018. Income tax expense for the first six months of 2019 benefitted $1.2 million from the establishment of a state net deferred tax asset related to the April 2019 tax law enactment discussed above. In addition, during the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Analysis of Financial Condition

Total assets increased $57.1 million, or 5.3%, to $1.13 billion at June 30, 2019, from $1.07 billion at December 31, 2018. This increase was primarily attributable to an increase in net loans of $37.9 million, as well as an increase in cash and cash equivalents of $12.3 million.

Loans Receivable – Loans receivable increased $37.9 million, or 4.9%, during the six months ended June 30, 2019 to $803.1 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $4.6 million, or 1.0% during the first six months of 2019 and comprised 58.7% of the loan portfolio at June 30, 2019. Residential real estate and consumer portfolios increased by an aggregate of $25.4 million, or 9.6% during the first six months of 2019 and comprised 36.1% of the loan portfolio at June 30, 2019. Construction loans decreased $22.4 million as several commercial construction projects were completed and sold or migrated to permanent financing.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$140,666	17.52%	$129,368	16.91%
Commercial Real Estate
Construction	64,472	8.03	86,867	11.35
Farmland	78,634	9.79	77,937	10.18
Nonfarm nonresidential	187,217	23.31	172,177	22.50
Residential Real Estate
Multi-family	63,107	7.86	49,757	6.50
1-4 Family	171,687	21.38	175,761	22.97
Consumer	55,252	6.88	39,104	5.11
Agriculture	41,586	5.18	33,737	4.41
Other	493	0.05	536	0.07
Total loans	$803,114	100.00%	$765,244	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2019		December 31, 2018
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$767,662	95.6%	$745,604	97.4%
Watch	22,929	2.9	13,164	1.8
Special Mention	—	—	113	—
Substandard	12,523	1.5	6,363	0.8
Doubtful	—	—	—	—
Total	$803,114	100.0%	$765,244	100.00%

Loans receivable increased $37.9 million, or 4.9%, during the six months ended June 30, 2019. Since December 31, 2018, the pass category increased approximately $22.1 million, the watch category increased approximately $9.8 million, and the substandard category increased approximately $6.2 million. The $6.2 million increase in loans classified as substandard was primarily driven by $8.3 million in loans moved to substandard, offset by $473,000 in loans upgraded from substandard, $1.3 million in payments, and $328,000 in charge-offs during the first six months of 2019.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2019	December 31, 2018
	(in thousands)
Past Due Loans:
30-59 Days	$858	$1,593
60-89 Days	1,015	331
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,873	1,924

Nonaccrual Loans	2,028	1,991
Total Past Due and Nonaccrual Loans	$3,901	$3,915

During the six months ended June 30, 2019, nonaccrual loans increased by $37,000 to $2.0 million. During the six months ended June 30, 2019, loans past due 30-59 days decreased from $1.6 million at December 31, 2018 to $858,000 at June 30, 2019. Loans past due 60-89 days increased from $331,000 at December 31, 2018 to $1.0 million at June 30, 2019. This represents a $51,000 decrease from December 31, 2018 to June 30, 2019 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Troubled Debt Restructuring - A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The Bank’s TDRs may involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

At June 30, 2019 and December 31, 2018, the Bank had two restructured loans totaling $905,000 and $910,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at June 30, 2019 or December 31, 2018. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties, commercial real estate properties, or farmland. Both TDRs were performing according to their modified terms at June 30, 2019 and December 31, 2018.

There were no modifications granted during 2019 or 2018 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(dollars in thousands)

Loans on nonaccrual status	$2,028	$1,991
Troubled debt restructurings on accrual	905	910
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,933	2,901
Real estate acquired through foreclosure	3,225	3,485
Other repossessed assets	—	—
Total non-performing assets	$6,158	$6,386

Non-performing loans to total loans	0.37%	0.38%
Non-performing assets to total assets	0.55%	0.60%
Allowance for non-performing loans	$76	$83
Allowance for non-performing loans to non-performing loans	2.59%	2.86%

Nonperforming loans at June 30, 2019, were $2.9 million, or 0.37% of total loans, compared with $2.9 million, or 0.38% of total loans at December 31, 2018, and $3.2 million, or 0.42% of total loans at June 30, 2018.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and six month periods ended June 30, 2019 and 2018, and for the year ended December 31, 2018 follows:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2019	2018	2019	2018	2018
	(in thousands)
Balance at beginning of period	$8,686	$8,526	$8,880	$8,202	$8,202

Loans charged-off:
Real estate	35	266	132	286	450
Commercial	—	—	—	—	50
Consumer	34	7	214	34	95
Agriculture	3	12	4	12	13
Other	—	8	—	8	8
Total charge-offs	72	293	350	340	616

Recoveries
Real estate	84	464	147	550	1,437
Commercial	90	5	95	245	261
Consumer	44	16	60	50	69
Agriculture	—	—	—	11	15
Other	—	12	—	12	12
Total recoveries	218	497	302	868	1,794
Net charge-offs (recoveries)	(146)	(204)	48	(528)	(1,178)
Provision (negative provision) for loan losses	—	(150)	—	(150)	(500)
Balance at end of period	$8,832	$8,580	$8,832	$8,580	$8,880

Allowance for loan losses to period-end loans	1.10%	1.15%	1.10%	1.15%	1.16%
Net charge-offs (recoveries) to average loans	(0.07)%	(0.11)%	0.01%	(0.16)%	(0.16)%
Allowance for loan losses to non-performing loans	301.13%	209.99%	301.13%	209.99%	306.10%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at June 30, 2019, decreased to 1.10% from 1.16% at December 31, 2018 and from 1.15% at June 30, 2018. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were stable between periods. The allowance for loan losses to non-performing loans was 301.13% at June 30, 2019, compared with 306.10% at December 31, 2018, and 209.99% at June 30, 2018. Net loan charge-offs in the first six months of 2019 totaled $48,000 compared to net recoveries of $528,000 in the first six months of 2018.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for loan losses to non-performing loans and TDRs on accrual was 301.13% at June 30, 2019 compared with 306.10% at December 31, 2018, and 270.66% at June 30, 2018. The decrease in this ratio from December 31, 2018 to June 30, 2019 was primarily attributable to the improving non-performing loan trends during the period.

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 52.31% and 60.07% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2019.

Provision for Loan Losses – Based upon historically strong trends in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded for the second quarter or the first six months of 2019. A negative provision for loan losses of $150,000 was recorded for the second quarter and first six months of 2018. The pass category increased approximately $22.1 million, the watch category increased approximately $9.8 million, and the substandard category increased approximately $6.2 million. Net loan charge-offs were $48,000 for the six months ended June 30, 2019, compared with net recoveries of $528,000 for the six months ended June 30, 2018. Management considers the size and volume of our portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at June 30, 2019 were $3.2 million compared with $4.5 million at June 30, 2018 and $3.5 million at December 31, 2018. See Note 4 – “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

Write-downs and operating expenses for OREO totaled $308,000 for the six months ended June 30, 2019, compared to net gain (loss) on sales, write-downs, and operating expenses of $319,000 for the six months ending June 30, 2018. During the six months ended June 30, 2019, fair value write-downs of $260,000 were recorded due to changing marketing strategies compared with write-downs of $325,000 for the six months ended June 30, 2018.

Liabilities – Total liabilities at June 30, 2019 were $1.0 billion compared with $977.6 million at December 31, 2018, an increase of $47.8 million, or 4.9%. This increase was primarily attributable to an increase in certificate of deposits of $54.4 million, offset by a decrease in money market accounts of $9.0 million.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$143,170		$136,947
Interest checking	96,368	0.23%	90,583	0.13%
Money market	166,836	1.15	158,832	0.90
Savings	33,720	0.16	34,866	0.16
Certificates of deposit	473,757	1.90	439,597	1.35
Total deposits	$913,851	1.23%	$860,825	0.88%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$445,109	1.89%	$410,942	1.34%
$250,000 or more	28,648	2.09%	28,655	1.51%
Total	$473,757	1.90%	$439,597	1.35%

The following table shows at June 30, 2019 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$2,732
Three months through six months	6,315
Six months through twelve months	15,808
Over twelve months	4,023
Total	$28,878

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

The Bank also borrows from the FHLB to supplement funding requirements. At June 30, 2019, the Bank had an unused borrowing capacity with the FHLB of $38.3 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. The Bank has also in the past utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2019, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At June 30, 2019, cash on hand totaled $4.1 million, of which, $223,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $9.3 million to $101.4 million at June 30, 2019, compared with $92.1 million at December 31, 2018 primarily due to current year net income of $6.5 million and other comprehensive income for the first six months of 2019 of $3.0 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	June 30, 2019	December 31, 2018

Tier 1 Capital	6.0%	8.0%	12.26%	11.83%
Common equity Tier 1 capital	4.5	6.5	12.26	11.83
Total risk-based capital	8.0	10.0	13.26	12.88
Tier 1 leverage ratio	4.0	5.0	10.01	9.60

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 1.5% at June 30, 2019, compared with an increase of 2.0% at December 31, 2018. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 2.6% at June 30, 2019, compared with an increase of 3.9% at December 31, 2018.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2019, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$918	2.64%
+ 100 basis points	510	1.47
- 100 basis points	(1,100)	(3.17)
- 200 basis points	(1,632)	(4.70)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company’s equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
March 2019	18,466	$14.95
June 2019	2,532	$14.98

The Company does not have a publicly announced share plan or program.

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

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

10.1	Employment Agreement with John T. Taylor. Exhibit 10.1 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.2	Employment Agreement with Phillip W. Barnhouse. Exhibit 10.2 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.3	Employment Agreement with John R. Davis. Exhibit 10.3 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.4	Employment Agreement with Joseph C. Seiler. Exhibit 10.4 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.5	Branch Purchase and Assumption Agreement between Republic Bank & Trust Company and Limestone Bank, Inc. dated July 24, 2019. Exhibit 2.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.6	Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.7	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.8	Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

August 2, 2019	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

August 2, 2019	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer