Form 10-Q
period 2019-09-30
LIMESTONE BANCORP, INC.
filed 2019-11-01
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

6,251,332 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding at October 31, 2019.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2019 and December 31, 2018

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$7,680	$6,963
Interest bearing deposits in banks	50,327	28,398
Cash and cash equivalents	58,007	35,361
Securities available for sale	203,381	201,192
Loans, net of allowance of $8,904 and $8,880, respectively	794,665	756,364
Premises and equipment, net	15,098	14,655
Premises held for sale	935	1,050
Other real estate owned	3,225	3,485
Federal Home Loan Bank stock	6,467	7,233
Bank owned life insurance	15,946	15,646
Deferred taxes, net	28,029	29,282
Accrued interest receivable and other assets	6,411	5,424
Total assets	$1,132,164	$1,069,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$151,524	$142,618
Interest bearing	771,910	751,613
Total deposits	923,434	894,231
Federal Home Loan Bank advances	56,430	46,549
Accrued interest payable and other liabilities	4,973	5,815
Junior subordinated debentures	21,000	21,000
Subordinated capital note	17,000	—
Senior debt	5,000	10,000
Total liabilities	1,027,837	977,595
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,251,582 and 6,242,720 voting, and 1,220,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,328	24,287
Retained deficit	(57,447)	(66,201)
Accumulated other comprehensive loss	(3,193)	(6,628)
Total stockholders' equity	104,327	92,097
Total liabilities and stockholders’ equity	$1,132,164	$1,069,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Loans, including fees	$10,671	$9,539	$31,390	$27,423
Taxable securities	1,553	1,245	4,734	3,386
Tax exempt securities	76	95	257	287
Federal funds sold and other	185	241	666	624
	12,485	11,120	37,047	31,720
Interest expense
Deposits	3,105	2,130	8,657	5,123
Federal Home Loan Bank advances	132	233	668	605
Senior debt	77	98	271	292
Junior subordinated debentures	251	247	772	694
Subordinated capital note	190	—	190	39
	3,755	2,708	10,558	6,753
Net interest income	8,730	8,412	26,489	24,967
Provision (negative provision) for loan losses	—	(350)	—	(500)
Net interest income after provision for loan losses	8,730	8,762	26,489	25,467

Non-interest income
Service charges on deposit accounts	633	608	1,700	1,767
Bank card interchange fees	623	411	1,727	1,258
Income from bank owned life insurance	97	100	314	337
Net loss on sales and calls of investment securities	—	—	(5)	(6)
Other	181	390	528	751
	1,534	1,509	4,264	4,107
Non-interest expense
Salaries and employee benefits	4,202	3,893	12,032	11,566
Occupancy and equipment	880	896	2,632	2,671
Professional fees	254	186	598	613
Marketing expense	251	259	690	867
FDIC Insurance	—	118	211	439
Data processing expense	315	281	943	912
State franchise and deposit tax	315	282	945	846
Deposit account related expense	300	213	891	653
Other real estate owned expense	25	271	333	590
Litigation and loan collection expense	32	61	112	162
Other	877	770	2,569	2,485
	7,451	7,230	21,956	21,804
Income before income taxes	2,813	3,041	8,797	7,770
Income tax expense	531	604	43	1,416
Net income	2,282	2,437	8,754	6,354
Basic and diluted income per common share	$0.31	$0.33	$1.17	$0.90

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$2,282	$2,437	$8,754	$6,354
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	588	(1,006)	4,465	(3,234)
Reclassification adjustment for gains (losses) included in net income	—	—	(5)	—
Net unrealized gain (loss) recognized in comprehensive income	588	(1,006)	4,470	(3,234)
Tax effect	(146)	211	(1,035)	680
Other comprehensive income (loss)	442	(795)	3,435	(2,554)

Comprehensive income	$2,724	$1,642	$12,189	$3,800

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2019	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	1,642	—	1,642	—	—	—	(276)	—	—	(276)
Forfeited unvested stock	—	—	(3,748)	—	(3,748)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	—	—	6,240,614	1,220,000	7,460,614	$—	$—	$140,639	$24,093	$(63,362)	$(5,051)	$96,319
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	(2,532)	—	(2,532)	—	—	—	(39)	—	—	(39)
Forfeited unvested stock	—	—	(250)	—	(250)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	93	—	—	93
Net income	—	—	—	—	—	—	—	—	—	3,633	—	3,633
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	1,416	1,416
Balances, June 30, 2019	—	—	6,237,832	1,220,000	7,457,832	$—	$—	$140,639	$24,147	$(59,729)	$(3,635)	$101,422
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	13,750	—	13,750	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	181	—	—	181
Net income	—	—	—	—	—	—	—	—	—	2,282	—	2,282
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	442	442
Balances, September 30, 2019	—	—	6,251,582	1,220,000	7,471,582	$—	$—	$140,639	$24,328	$(57,447)	$(3,193)	$104,327

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2019 and 2018

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balances, January 1, 2018	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	—	—	—	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Stock-based compensation expense	—	—	—	—	—	—	—	—	64	—	—	64
Net income	—	—	—	—	—	—	—	—	—	1,934	—	1,934
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,351)	(1,351)
Balances, March 31, 2018	6,198	4,304	6,189,864	1,220,000	7,409,864	$1,644	$1,127	$140,639	$24,561	$(73,061)	$(6,680)	$88,230
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	45,129	—	45,129	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	99	—	—	99
Net income	—	—	—	—	—	—	—	—	—	1,983	—	1,983
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(408)	(408)
Balances, June 30, 2018	—	—	6,234,993	1,220,000	7,454,993	$—	$—	$140,639	$23,926	$(71,078)	$(7,088)	$86,399
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	1,597	—	1,597	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—	—	—	—	—
Redemption and retirement of preferred shares	—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	171	—	—	171
Net income	—	—	—	—	—	—	—	—	—	2,437	—	2,437
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	—	—	—	—	(795)	(795)
Balances, September 30, 2018	—	—	6,236,590	1,220,000	7,456,590	$—	$—	$140,639	$24,097	$(68,641)	$(7,883)	$88,212

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2019 and 2018

(dollars in thousands)

	2019	2018
Cash flows from operating activities
Net income	$8,754	$6,354
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,310	739
Provision (negative provision) for loan losses	—	(500)
Net amortization on securities	530	669
Stock-based compensation expense	356	334
Deferred taxes, net	215	1,762
Net gain on sales of loans held for sale	—	(1)
Proceeds from sales of loans held for sale	—	71
Net gain on sales of other real estate owned	—	(72)
Net write-down of other real estate owned	260	585
Net gain on sales of premises and equipment	(1)	(46)
Net realized loss on sales and calls of investment securities	5	6
Net write-down on premises held for sale	115	—
Earnings on bank owned life insurance, net of premium expense	(300)	(322)
Net change in accrued interest receivable and other assets	(987)	(950)
Net change in accrued interest payable and other liabilities	(1,165)	(395)
Net cash from operating activities	9,092	8,234

Cash flows from investing activities
Purchases of available for sale securities	(14,894)	(58,965)
Sales and calls of available for sale securities	3,452	6,054
Maturities and prepayments of available for sale securities	13,190	16,852
Proceeds from mandatory redemptions of FHLB stock	766	90
Proceeds from sale of other real estate owned	—	876
Loan originations and payments, net	(38,986)	(44,823)
Purchases of premises and equipment, net	(744)	(982)
Proceeds from sale of premises and equipment	1	141
Net cash from investing activities	(37,215)	(80,757)

Cash flows from financing activities
Net change in deposits	29,203	27,002
Repayment of Federal Home Loan Bank advances	(105,119)	(85,206)
Advances from Federal Home Loan Bank	115,000	125,000
Repayment of subordinated capital note	—	(2,250)
Proceeds from issuance of subordinated capital note	17,000	—
Repayment of senior debt	(5,000)	—
Issuance of common stock	—	14,910
Common shares withheld for taxes	(315)	—
Redemption of preferred stock	—	(3,505)
Net cash from financing activities	50,769	75,951
Net change in cash and cash equivalents	22,646	3,428
Beginning cash and cash equivalents	35,361	34,103
Ending cash and cash equivalents	$58,007	$37,531

Supplemental cash flow information:
Interest paid	$10,364	$7,631
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	730
Initial recognition of right-of-use lease assets	507	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s existing lease agreements, the impact of adopting the new guidance on the consolidated financial statements was the recording of a $507,000 lease liability and a right of use asset, which is included in other liabilities and premises and equipment, respectively, on the consolidated balance sheet. The adoption of this ASU did not have a meaningful impact on the Company’s performance metrics, including regulatory capital ratios and return on average assets. The Company’s leases mature through 2024 and have a weighted average discount rate of 6%. The operating lease cost was approximately $65,000 and $195,000 for the three and nine months ended September 30, 2019. At September 30, 2019, the Company had entered into one lease that has yet to commence. The right of use asset and lease liability for the lease yet to commence are estimated to be approximately $1.1 million and are expected to be recorded in the fourth quarter of 2019.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company. Companies qualifying for the delay will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2019
Available for sale
U.S. Government and federal agency	$22,674	$317	$(56)	$22,935
Agency mortgage-backed: residential	88,884	1,387	(169)	90,102
Collateralized loan obligations	49,851	5	(260)	49,596
State and municipal	29,026	609	(2)	29,633
Corporate bonds	10,926	189	—	11,115
Total available for sale	$201,361	$2,507	$(487)	$203,381

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,942	—	(103)	49,839
State and municipal	32,841	230	(259)	32,812
Corporate bonds	9,890	127	(26)	9,991
Total available for sale	$203,642	$551	$(3,001)	$201,192

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Proceeds	$1,000	$—	$3,452	$6,054
Gross gains	—	—	1	—
Gross losses	—	—	6	6

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	September 30, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$47,700	$47,548
One to five years	37,548	38,168
Five to ten years	26,229	26,563
Beyond ten years	1,000	1,000
Agency mortgage-backed: residential	88,884	90,102
Total	$201,361	$203,381

Securities pledged at September 30, 2019 and December 31, 2018 had carrying values of approximately $74.6 million and $64.4 million, respectively, and were pledged to secure public deposits.

At September 30, 2019 and December 31, 2018, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $14.7 million and $15.3 million, respectively. At September 30, 2019 and December 31, 2018, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

At September 30, 2019, $33.0 million and $16.6 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in the nine months ended September 30, 2019. All of the Bank’s CLOs are floating rate, with rates set on a quarterly basis at three-month LIBOR plus a spread.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2019, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2019
Available for sale
U.S. Government and federal agency	$9,128	$(56)	$—	$—	$9,128	$(56)
Agency mortgage-backed: residential	11,701	(34)	12,315	(135)	24,016	(169)
Collateralized loan obligations	19,893	(178)	15,568	(82)	35,461	(260)
State and municipal	—	—	934	(2)	934	(2)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$40,722	$(268)	$28,817	$(219)	$69,539	$(487)

December 31, 2018
Available for sale
U.S. Government and federal agency	$3,431	$(57)	$17,212	$(665)	$20,643	$(722)
Agency mortgage-backed: residential	30,229	(343)	40,932	(1,548)	71,161	(1,891)
Collateralized loan obligations	48,294	(103)	—	—	48,294	(103)
State and municipal	6,133	(29)	7,252	(230)	13,385	(259)
Corporate Bonds	3,569	(26)	—	—	3,569	(26)
Total temporarily impaired	$91,656	$(558)	$65,396	$(2,443)	$157,052	$(3,001)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Commercial	$135,981	$129,368
Commercial Real Estate:
Construction	66,351	86,867
Farmland	82,593	77,937
Nonfarm nonresidential	194,660	172,177
Residential Real Estate:
Multi-family	59,385	49,757
1-4 Family	166,412	175,761
Consumer	52,347	39,104
Agriculture	45,357	33,737
Other	483	536
Subtotal	803,569	765,244
Less: Allowance for loan losses	(8,904)	(8,880)
Loans, net	$794,665	$756,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019 and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2019:
Beginning balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832
Provision (negative provision)	(68)	341	(686)	354	60	(1)	–
Loans charged off	(10)	(32)	(73)	(184)	–	–	(299)
Recoveries	6	7	345	9	3	1	371
Ending balance	$1,420	$4,769	$1,913	$332	$468	$2	$8,904

September 30, 2018:
Beginning balance	$1,133	$4,234	$2,778	$66	$367	$2	$8,580
Provision (negative provision)	65	(48)	(393)	21	5	–	(350)
Loans charged off	(50)	–	(78)	(15)	–	–	(143)
Recoveries	10	295	231	9	2	–	547
Ending balance	$1,158	$4,481	$2,538	$81	$374	$2	$8,634

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2019 and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	30	130	(838)	531	148	(1)	–
Loans charged off	(10)	(47)	(190)	(398)	(4)	–	(649)
Recoveries	101	10	489	69	3	1	673
Ending balance	$1,420	$4,769	$1,913	$332	$468	$2	$8,904

September 30, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	61	(68)	(557)	7	60	(3)	(500)
Loans charged off	(50)	(198)	(166)	(49)	(12)	(8)	(483)
Recoveries	255	715	361	59	13	12	1,415
Ending balance	$1,158	$4,481	$2,538	$81	$374	$2	$8,634

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$32	$–	$–	$–	$–	$33
Collectively evaluated for impairment	1,419	4,737	1,913	332	468	2	8,871
Total ending allowance balance	$1,420	$4,769	$1,913	$332	$468	$2	$8,904

Loans:
Loans individually evaluated for impairment	$75	$723	$1,739	$153	$65	$–	$2,755
Loans collectively evaluated for impairment	135,906	342,881	224,058	52,194	45,292	483	800,814
Total ending loans balance	$135,981	$343,604	$225,797	$52,347	$45,357	$483	$803,569

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

	As of September 30, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$138	$50	$—	$66	$2	$59	$2
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	340	198	—	202	2	150	10
Nonfarm nonresidential	689	234	—	237	2	247	9
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,641	1,739	—	1,588	132	1,566	182
Consumer	332	153	—	76	2	45	4
Agriculture	65	65	—	65	—	49	—
Other	—	—	—	—	—	—	—
Subtotal	4,205	2,439	—	2,234	140	2,116	207
With An Allowance Recorded:
Commercial	25	25	1	26	1	13	2
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	291	291	32	292	7	225	7
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	—	—	—	356	7	537	28
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	316	316	33	674	15	775	37
Total	$4,521	$2,755	$33	$2,908	$155	$2,891	$244

	As of December 31, 2018			Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$120	$53	$—	$33	$—	$143	$1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	1,860	89	—	974	27	1,423	308
Nonfarm nonresidential	402	262	—	259	11	343	19
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,678	1,628	—	1,591	116	2,048	151
Consumer	12	—	—	—	—	1	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	5,072	2,032	—	2,857	154	3,958	479
With An Allowance Recorded:
Commercial	—	—	—	50	—	75	4
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	171	—	86	—
Nonfarm nonresidential	159	159	35	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	720	720	168	1,102	—	1,208	32
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	879	879	203	1,323	—	1,369	36
Total	$5,951	$2,911	$203	$4,180	$154	$5,327	$515

Cash basis income recognized for the three and nine months ended September 30, 2019 was $137,000 and $197,000, respectively, compared to $93,000 and $410,000 for the three and nine months ended September 30, 2018, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2019 and December 31, 2018:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2019
Commercial Real Estate:
Nonfarm nonresidential
Rate reduction	$188	—	$188
Total TDRs	$188	$—	$188

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2018
Commercial Real Estate:
Nonfarm nonresidential
Rate reduction	$190	$—	$190
Residential Real Estate:
1-4 Family
Rate reduction	720	—	720
Total TDRs	$910	$—	$910

At September 30, 2019 and December 31, 2018, 100% of the Company’s TDRs were performing according to their modified terms. There were no allocated reserves and $168,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2019, and December 31, 2018, respectively. The Company has committed to lend no additional amounts as of September 30, 2019 and December 31, 2018 to borrowers with outstanding loans classified as TDRs.

No TDR loan modifications occurred during the three or nine months ended September 30, 2019 or September 30, 2018. During the first nine months of 2019 and 2018, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2019, and December 31, 2018:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in thousands)

Commercial	$50	$53	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	337	249	—	—
Nonfarm nonresidential	46	61	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,739	1,628	—	—
Consumer	152	—	—	—
Agriculture	65	—	—	—
Other	—	—	—	—
Total	$2,389	$1,991	$—	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2019
Commercial	$27	$—	$—	$50	$77
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	—	—	337	581
Nonfarm nonresidential	—	—	—	46	46
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	541	92	—	1,739	2,372
Consumer	167	70	—	152	389
Agriculture	—	395	—	65	460
Other	—	—	—	—	—
Total	$979	$557	$—	$2,389	$3,925

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2018
Commercial	$39	$—	$—	$53	$92
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	107	—	249	600
Nonfarm nonresidential	—	52	—	61	113
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,299	137	—	1,628	3,064
Consumer	8	35	—	—	43
Agriculture	3	—	—	—	3
Other	—	—	—	—	—
Total	$1,593	$331	$—	$1,991	$3,915

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of September 30, 2019, and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2019
Commercial	$120,205	$11,461	$—	$4,315	$—	$135,981
Commercial Real Estate:
Construction	66,351	—	—	—	—	66,351
Farmland	74,830	6,773	—	990	—	82,593
Nonfarm nonresidential	184,052	8,147	—	2,461	—	194,660
Residential Real Estate:
Multi-family	59,385	—	—	—	—	59,385
1-4 Family	160,978	1,882	—	3,552	—	166,412
Consumer	52,124	20	—	203	—	52,347
Agriculture	35,642	9,254	—	461	—	45,357
Other	483	—	—	—	—	483
Total	$754,050	$37,537	$—	$11,982	$—	$803,569

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2018
Commercial	$129,106	$141	$—	$121	$—	$129,368
Commercial Real Estate:
Construction	86,867	—	—	—	—	86,867
Farmland	74,054	2,741	—	1,142	—	77,937
Nonfarm nonresidential	169,551	1,983	—	643	—	172,177
Residential Real Estate:
Multi-family	44,697	5,060	—	—	—	49,757
1-4 Family	169,342	2,209	113	4,097	—	175,761
Consumer	38,768	11	—	325	—	39,104
Agriculture	32,683	1,019	—	35	—	33,737
Other	536	—	—	—	—	536
Total	$745,604	$13,164	$113	$6,363	$—	$765,244

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2019	December 31, 2018
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,225	$3,485
	$3,225	$3,485

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $199,000 and $771,000 at September 30, 2019 and December 31, 2018, respectively.

Activity relating to OREO during the nine months ended September 30, 2019 and 2018 is as follows:

	For the Nine Months Ended September 30,
	2019	2018
	(in thousands)
OREO Activity
OREO as of January 1	$3,485	$4,409
Real estate acquired	—	730
Valuation adjustment write-downs	(260)	(585)
Net gain on sales	—	72
Proceeds from sales of properties	—	(876)
OREO as of September 30	$3,225	$3,750

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands) (in thousands)
Net gain on sales	$—	$(22)	$—	$(72)
Valuation adjustment write-downs	—	260	260	585
Operating expense	25	33	73	77
Total	$25	$271	$333	$590

Note 5 – Deposits

The following table details deposits by category:

	September 30, 2019	December 31, 2018
	(in thousands)
Non-interest bearing	$151,524	$142,618
Interest checking	95,508	94,269
Money market	153,663	171,924
Savings	34,618	34,534
Certificates of deposit	488,121	450,886
Total	$923,434	$894,231

Time deposits of $250,000 or more were $27.6 million and $28.1 million at September 30, 2019 and December 31, 2018, respectively.

Scheduled maturities of total time deposits at September 30, 2019 for each of the next five years and thereafter are as follows (in thousands):

Year 1	$432,275
Year 2	29,073
Year 3	6,078
Year 4	9,504
Year 5	10,875
Thereafter	316
$488,121

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)

Short term advances (fixed rates 2.03% to 2.11%) maturing October 2019	$55,000	$45,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,430	1,549
Total advances from the Federal Home Loan Bank	$56,430	$46,549

FHLB advances had a weighted-average rate of 2.05% at September 30, 2019 and 2.45% at December 31, 2018. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2019 or 2018. The advances were collateralized by approximately $123.9 million and $130.4 million of first mortgage loans, under a blanket lien arrangement at September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, our additional borrowing capacity with the FHLB was $30.7 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$55,490
Year 2	728
Year 3	99
Year 4	77
Year 5	26
Thereafter	10
$56,430

Note 7 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At September 30, 2019, the Company is current on all interest payments.

Subordinated Capital Note – On July 23, 2019, the Company completed the issuance of a 10-year subordinated note for $17.0 million. The note carries interest at a fixed rate of 5.75% for the first five years and qualifies as Tier 2 regulatory capital. The Company contributed $10.0 million of the proceeds to the Bank as Tier 1 capital, used $5.0 million to reduce senior debt, and retained the remaining proceeds for general corporate purposes.

Senior Debt - The Company’s $5.0 million senior secured loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of September 30, 2019.

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

Financial assets measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 are summarized below:

		Fair Value Measurements at September 30, 2019 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$22,935	$—	$22,935	$—
Agency mortgage-backed: residential	90,102	—	90,102	—
Collateralized loan obligations	49,596	—	49,596	—
State and municipal	29,633	—	29,633	—
Corporate bonds	11,115	—	11,115	—
Total	$203,381	$—	$203,381	$—

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,560	$—	$22,560	$—
Agency mortgage-backed: residential	85,990	—	85,990	—
Collateralized loan obligations	49,839	—	49,839	—
State and municipal	32,812	—	32,812	—
Corporate bonds	9,991	—	9,991	—
Total	$201,192	$—	$201,192	$—

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Financial assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2019 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$24	$—	$—	$24
Commercial real estate:
Construction	—	—	—	—
Farmland	259	—	—	259
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned:
Commercial real estate:
Construction, land development, and other land	3,225	—	—	3,225
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Fair Value Measurements at December 31, 2018 Using
(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—
Farmland	—	—	—	—
Nonfarm nonresidential	124	—	—	124
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	552	—	—	552
Consumer	—	—	—	—
Agriculture	—	—	—	—
Other	—	—	—	—
Other real estate owned, net:
Commercial real estate:
Construction	3,485	—	—	3,485
Farmland	—	—	—	—
Nonfarm nonresidential	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—
1-4 Family	—	—	—	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $316,000 at September 30, 2019 with a valuation allowance of $33,000, resulting in no additional provision for loan losses for the three and nine months ended September 30, 2019, respectively. Impaired loans had a carrying amount of $922,000 with a valuation allowance of $236,000, resulting in no additional provision for loan losses and an additional provision for loan losses of $18,000, respectively, for the three and nine months ended September 30, 2018. At December 31, 2018, impaired loans had a carrying amount of $879,000, with a valuation allowance of $203,000.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.2 million as of September 30, 2019, compared with $3.8 million at September 30, 2018 and $3.5 million at December 31, 2018. There were no fair value write-downs and $260,000 for the three and nine months ended September 30, 2019, respectively, compared to write-downs of $260,000 and $585,000 for the three and nine months ended September 30, 2018, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019:

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

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$552	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,485	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)

		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$58,007	$58,007	$—	$—	$58,007
Securities available for sale	203,381	—	203,381	—	203,381
Federal Home Loan Bank stock	6,467	N/A	N/A	N/A	N/A
Loans, net	794,665	—	—	800,007	800,007
Accrued interest receivable	4,005	—	1,140	2,865	4,005
Financial liabilities
Deposits	$923,434	$151,524	$772,114	$—	$923,638
Federal Home Loan Bank advances	56,430	—	56,432	—	56,432
Junior subordinated debentures	21,000	—	—	16,975	16,975
Subordinated capital note	17,000	—	—	17,222	17,222
Senior Debt	5,000	—	—	4,951	4,951
Accrued interest payable	852	—	612	240	852

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$35,361	$35,361	$—	$—	$35,361
Securities available for sale	201,192	—	201,192	—	201,192
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	756,364	—	—	744,076	744,076
Accrued interest receivable	3,665	—	1,222	2,443	3,665
Financial liabilities
Deposits	$894,231	$142,618	$750,015	$—	$892,633
Federal Home Loan Bank advances	46,549	—	46,519	—	46,519
Junior subordinated debentures	21,000	—	—	16,226	16,226
Senior Debt	10,000	—	—	9,585	9,585
Accrued interest payable	658	—	598	60	658

In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments at September 30, 2019 and December 31, 2018 represent an approximation of exit price; however, an actual exit price may differ.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$23,165	$23,390
Allowance for loan losses	2,222	1,865
OREO write-down	2,665	2,611
Alternative minimum tax credit carry-forward	173	346
Net assets from acquisitions	268	290
Net unrealized loss on securities	—	515
New market tax credit carry-forward	208	208
Nonaccrual loan interest	295	235
Accrued expenses	112	239
Deferred compensation	—	267
Other	403	241
	29,511	30,207

Deferred tax liabilities:
FHLB stock dividends	584	557
Fixed assets	43	94
Deferred loan costs	154	136
Net unrealized gain on securities	505	—
Other	196	138
	1,482	925
Net deferred tax asset	$28,029	$29,282

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

In addition, the Company has state net operating loss carryforwards (“NOLs”) of $30.9 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

At September 30, 2019, the Company had net federal operating loss carryforwards of $104.5 million, which will begin to expire in 2032. As of September 30, 2019, a total of $173,000 in alternative minimum tax credit carryforward was reclassified to other assets as it is currently refundable for the 2019 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2019 or September 30, 2018 related to unrecognized tax benefits.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2016.

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 292,890. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2019 unvested shares issued was $501,000, or $14.80 per weighted-average share. The Company recorded $181,000 and $356,000 of stock-based compensation to salaries for the three and nine months ended September 30, 2019, respectively, and $171,000 and $334,000 for the three and nine months ended September 30, 2018, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $38,000 and $75,000 was recognized related to this expense during the three and nine months ended September 30, 2019, respectively, and $36,000 and $70,000 for the three and nine months ended September 30, 2018.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	116,909	$8.69	142,334	$5.67
Granted	33,858	14.80	52,856	13.94
Vested	(75,981)	6.57	(78,281)	6.75
Forfeited	(3,998)	13.04	—	—
Outstanding, ending	70,788	$13.64	116,909	$8.69

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2019 and beyond is estimated as follows (in thousands):

October 2019 – December 2019	$180
2020	306
2021	192
2022	17

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)

Net income	$2,282	$2,437	$8,754	$6,354
Less:
Earnings allocated to unvested shares	20	40	93	105
Net income available to common shareholders, basic and diluted	$2,262	$2,397	$8,661	$6,249

Basic
Weighted average common shares including unvested common shares outstanding	7,471,582	7,455,316	7,467,048	7,059,472
Less:
Weighted average unvested common shares	63,913	122,097	79,411	117,060
Weighted average common shares outstanding	7,407,669	7,333,219	7,387,637	6,942,412
Basic income per common share	$0.31	$0.33	$1.17	$0.90

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,407,669	7,333,219	7,387,637	6,942,412
Diluted income per common share	$0.31	$0.33	$1.17	$0.90

The Company had no outstanding stock options at September 30, 2019 or 2018. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at September 30, 2018, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant expired on November 21, 2018.

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

The Company’s capital ratios were positively impacted by the $17.0 million of subordinated notes issued during the third quarter, as the subordinated notes meet the requirements to qualify as Tier 2 capital. The Bank’s capital ratios also benefitted as the Company contributed $10.0 million of the proceeds to the Bank as Common Equity Tier 1 Capital.

As of September 30, 2019, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of September 30, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019:
Total risk-based capital (to risk- weighted assets)	$130,363	14.89	$70,061	8.00	$87,576	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	121,459	13.87	39,409	4.50	56,924	6.50
Tier 1 capital (to risk-weighted assets)	121,459	13.87	52,545	6.00	70,061	8.00
Tier 1 capital (to average assets)	121,459	11.25	43,185	4.00	53,981	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk- weighted assets)	$109,309	12.88%	$67,920	8.00%	$84,900	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	100,429	11.83	38,205	4.50	55,185	6.50
Tier 1 capital (to risk-weighted assets)	100,429	11.83	50,940	6.00	67,920	8.00
Tier 1 capital (to average assets)	100,429	9.60	41,837	4.00	52,297	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$7,513	$14,881	$5,317	$11,236
Unused lines of credit	8,648	71,946	7,410	73,024
Standby letters of credit	21	2,163	541	1,752

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at September 30, 2019 and December 31, 2018. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $133,000 and $388,000 of revenue for the three and nine months ended September 30, 2019, respectively, within the scope of ASC 606. Other non-interest income included approximately $301,000 and $546,000 of revenue for the three and nine months ended September 30, 2018, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and nine months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
•	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
•	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	Competitive product and pricing pressures;
•	Equity and fixed income market fluctuations;
•	Client bankruptcies and loan defaults;
•	Inflation;
•	Recession;
•	Natural disasters impacting Company operations;
●	Future acquisitions;
●	Integrations and performance of acquired businesses;
●	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;

●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), our wholly owned subsidiary and the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in twelve counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Henry and Bullitt. The Bank serves south central Kentucky and southern Kentucky from banking offices in Butler, Green, Hart, Edmonson, Barren, Warren, Ohio, and Daviess Counties. The Bank also has an office in Lexington, the second largest city in Kentucky. The Bank is a community bank with a wide range of commercial and personal banking products. As of September 30, 2019, the Company had total assets of $1.1 billion, total loans of $803.6 million, total deposits of $923.4 million and stockholders’ equity of $104.3 million.

The Company reported net income of $2.3 million and $8.8 million for the three and nine months ended September 30, 2019, compared with net income of $2.4 million and $6.4 million for the same periods of 2018. Income tax expense was $531,000 and $43,000 for the third quarter of 2019 and for the first nine months of 2019, respectively, compared to income tax expense of $604,000 and $1.4 million for the third quarter of 2018 and for the first nine months of 2018, respectively.

Highlights for the nine months ended September 30, 2019 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $50.9 million or 6.9% to $786.8 million for the nine months ended September 30, 2019, compared with $735.9 million for the first nine months of 2018. This resulted in an increase in interest revenue volume of approximately $2.0 million for the nine months September 30, 2019 compared with the nine months of 2018.

●

Net interest margin decreased nine basis points to 3.46% in the first nine months of 2019 compared with 3.55% in the first nine months of 2018. The yield on earning assets increased to 4.83% for the first nine months of 2019, compared to 4.51% for the first nine months of 2018. The cost of interest-bearing liabilities increased from 1.14% in the first nine months of 2018 to 1.67% in the first nine months of 2019 as a result of increases in short-term interest rates during 2018.

●

The Company recorded no provision for loan losses expense during the first nine months of 2019, compared to a negative provision for loan losses of $500,000 during the first nine months of 2018. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were generally stable between periods. Net loan recoveries were $24,000 for the first nine months of 2019, compared to net recoveries of $932,000 for the first nine months of 2018.

●

Loans past due 30-59 days decreased from $1.6 million at December 31, 2018 to $979,000 at September 30, 2019, and loans past due 60-89 days increased from $331,000 at December 31, 2018 to $557,000 at September 30, 2019. Total loans past due and nonaccrual loans remained unchanged at $3.9 million from December 31, 2018 to September 30, 2019.

●

Loans graded pass increased $8.4 million, loans graded watch increased $24.4 million, loans graded special mention were flat, and loans graded substandard increased $5.6 million as compared to December 31, 2018.

●

Foreclosed properties were $3.2 million at September 30, 2019, compared with $3.5 million at December 31, 2018, and $3.8 million at September 30, 2018. Operating expenses and fair value write downs totaled $333,000 for the first nine months of 2019 compared to operating expenses, fair value write downs, and net gain on sales of $590,000 for the first nine months of 2018.

●	The ratio of non-performing assets to total assets decreased to 0.51% at September 30, 2019, compared with 0.60% at December 31, 2018, and 0.70% at September 30, 2018.

●

Deposits were $923.4 million at September 30, 2019, compared with $894.2 million at December 31, 2018. Certificate of deposit balances increased $37.2 million during the first nine months of 2019 to $488.1 million at September 30, 2019, from $450.9 million at December 31, 2018. Interest checking accounts increased $1.2 million, non-interest bearing accounts increased $8.9 million, and money market declined $18.3 million during the first nine months of 2019 compared with December 31, 2018.

●

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

●

In July 2019, the Bank entered into a Branch Purchase and Assumption Agreement to acquire four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro from Louisville, Kentucky based Republic Bank and Trust Company ("Republic"). Under the terms of the agreement, the Bank will acquire the four branch offices, which includes $142 million in deposits and $131 million in loans. The $131 million of loan balances to be purchased include approximately $20 million of additional loans, primarily mortgage-related, that Republic and the Bank have further agreed to include in the transaction since the date of the original announcement and have been reduced by approximately $965,000 of credit card balances that Republic and the Bank have agreed to remove from the transaction. In addition, the Bank will acquire substantially all the fixed assets of these locations. The transaction has received regulatory approval. The transaction includes an all-in blended deposit premium of approximately 6%. Estimated tangible book value dilution is approximately 9%. The tangible book value earn back period based upon preliminary earnings estimates for the acquired branches is expected to be less than three years. The final calculated premium will be primarily based on the trailing 10-day average amount of the deposits as of the closing date, as well as the branch location for the deposits. The transaction is expected to close on or about November 15, 2019.

●

During the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021. In addition, the Company has state net operating loss carryforwards (“NOLs”) of $30.9 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2018. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first nine months of 2019, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2019, compared with the same period of 2018:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,485	$11,120	$1,365	12.3%
Gross interest expense	3,755	2,708	1,047	38.7
Net interest income	8,730	8,412	318	3.8
Provision (negative provision) for loan losses	—	(350)	350	(100.0)
Non-interest income	1,534	1,509	25	1.7
Non-interest expense	7,451	7,230	221	3.1
Net income before taxes	2,813	3,041	(228)	(7.5)
Income tax expense	531	604	(73)	(12.1)
Net income	2,282	2,437	(155)	(6.4)

Net income for the three months ended September 30, 2019 totaled $2.3 million, compared with $2.4 million for the comparable period of 2018. Net income before taxes and income tax expense was $2.8 million and $531,000, respectively, for the third quarter of 2019, compared with $3.0 million and income tax expense of $604,000, respectively for the third quarter of 2018.

Net interest income increased $318,000 from the 2018 third quarter as a result of an increase in earning assets. Net interest margin decreased 10 basis points to 3.35% in the third quarter of 2019 compared with 3.45% in the third quarter of 2018. The cost of interest-bearing liabilities increased from 1.32% for the third quarter of 2018 to 1.75% for the third quarter of 2019, while the yield on interest earning assets increased from 4.56% to 4.79% for the same period. Average earning assets increased from $968.9 million for the third quarter of 2018 to $1.0 billion for the third quarter of 2019. Non-interest income increased by $25,000 to $1.5 million from $1.5 million in the third quarter of 2018 primarily due to an increase in bankcard interchange fees of $212,000 partially offset by a decrease in other non-interest income primarily related to a $150,000 one-time gain on the sale of the Bank’s secondary market residential mortgage servicing rights portfolio during the third quarter of 2018. Non-interest expense increased from $7.2 million in the third quarter of 2018 to $7.5 million in the third quarter of 2019 primarily due to an increase of $309,000 in salaries and employee benefits.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2019, compared with the same period of 2018:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)

Gross interest income	$37,047	$31,720	$5,327	16.8%
Gross interest expense	10,558	6,753	3,805	56.3
Net interest income	26,489	24,967	1,522	6.1
Provision (negative provision) for loan losses	—	(500)	500	(100.0)
Non-interest income	4,264	4,107	157	3.8
Non-interest expense	21,956	21,804	152	0.7
Net income before taxes	8,797	7,770	1,027	13.2
Income tax expense	43	1,416	(1,373)	(97.0)
Net income	8,754	6,354	2,400	37.8

Net income for the nine months ended September 30, 2019 totaled $8.8 million, compared with net income of $6.4 million for the comparable period of 2018. Net income before taxes and income tax expense was $8.8 million and $43,000, respectively, for the nine months ended September 30, 2019, compared with $7.8 million and income tax expense of $1.4 million, respectively, for the nine months ended September 30, 2018. Income tax expense for the first nine months of 2019 benefitted $1.6 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments discussed previously.

Net interest income increased $1.5 million from the first nine months of 2018 as a result of an increase in earning assets. Net interest margin decreased nine basis points to 3.46% in the first nine months of 2019 compared with 3.55% in the first nine months of 2018. The cost of interest-bearing liabilities increased from 1.14% for the first nine months of 2018 to 1.67% for the first nine months of 2019, while the yield on interest earning assets increased from 4.51% to 4.83% for the same period. Average earning assets increased from $942.7 million for the first nine months of 2018 to $1.0 billion for the first nine months of 2019. Non-interest income increased by $157,000 to $4.3 million from $4.1 million in the first nine months of 2018 primarily due to an increase in bankcard interchange fees of $469,000 partially offset by a decrease in other non-interest income primarily related to a $150,000 one-time gain on the sale of the secondary market residential servicing rights portfolio. Non-interest expense increased from $21.8 million in the first nine months of 2018 to $22.0 million in the first nine months of 2019 primarily due to an increase of $466,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during the second and third quarters of 2019, and $238,000 in deposit account related expense partially offset by decreases in OREO expenses of $257,000, and FDIC insurance expense of $228,000.

Net Interest Income – Net interest income was $8.7 million for the three months ended September 30, 2019, an increase of $318,000, or 3.8%, compared with $8.4 million for the same period in 2018. Net interest spread and margin were 3.04% and 3.35%, respectively, for the third quarter of 2019, compared with 3.24% and 3.45%, respectively, for the third quarter of 2018. Net average non-accrual loans were $2.4 million and $3.0 million for the third quarters of 2019 and 2018, respectively.

Average loans receivable increased approximately $51.8 million for the third quarter of 2019 compared with the third quarter of 2018. This resulted in an increase in interest revenue of approximately $678,000 attributable to volume and an increase of $454,000 attributable to increasing interest rates for the quarter ended September 30, 2019, compared with the third quarter of 2018. Interest foregone on non-accrual loans totaled $74,000 for the third quarter of 2019, compared with $59,000 for the third quarter of 2018.

Net interest margin decreased 10 basis points from 3.45% in the prior year third quarter to 3.35% for the third quarter of 2019. The yield on earning assets increased 23 basis points and rates paid on interest-bearing liabilities increased 43 basis points from the third quarter of 2018. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2018, as well as the two 25 basis point cuts by the Federal Reserve in its fed funds target rate on July 31, 2019 and September 18, 2019.

Net interest income was $26.5 million for the nine months ended September 30, 2019, an increase of $1.5 million, or 6.1%, compared with $25.0 million for the same period in 2018. Net interest spread and margin were 3.16% and 3.46%, respectively, for the first nine months of 2019, compared with 3.37% and 3.55%, respectively, for the first nine months of 2018. Net average non-accrual loans were $2.3 million and $4.0 million for the first nine months of 2019 and 2018, respectively.

Average loans receivable increased approximately $51.0 million for the nine months ended September 30, 2019 compared with the first nine months of 2018. This resulted in an increase in interest revenue of approximately $2.0 million attributable to volume and an increase of $2.0 million attributable to increasing in interest rates for the nine months ended September 30, 2019 compared with the prior year period. Interest foregone on non-accrual loans totaled $238,000 for the nine months ended September 30, 2019, compared with $220,000 for the nine months ended September 30, 2018.

Net interest margin decreased nine basis points to 3.46% for the first nine months of 2019 from 3.55% in the first nine months of 2018. The yield on earning assets increased 32 basis points for the first nine months of 2019 from the first nine months of 2018, compared with an increase in rates paid on interest-bearing liabilities of 53 basis points between the two periods. Both the yield on earning assets and cost of interest-bearing liabilities were impacted by increases in short-term interest rates during 2018, as well as the two 25 basis point rate cuts in July and September 2019.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended September 30, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$800,194	$10,671	5.29%	$748,444	$9,539	5.06%
Securities
Taxable	193,133	1,553	3.19	167,280	1,245	2.95
Tax-exempt (3)	10,723	76	3.56	14,147	95	3.37
FHLB stock	6,593	76	4.57	7,243	110	6.03
Federal funds sold and other	24,879	109	1.74	31,762	131	1.64
Total interest-earning assets	1,035,522	12,485	4.79%	968,876	11,120	4.56%
Less: Allowance for loan losses	(8,884)			(8,742)
Non-interest earning assets	78,794			77,502
Total assets	$1,105,432			$1,037,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$498,754	$2,571	2.05%	$450,125	$1,671	1.47%
NOW and money market deposits	256,373	518	0.80	251,020	445	0.70
Savings accounts	34,043	16	0.19	34,778	14	0.16
FHLB advances	23,238	132	2.25	43,995	233	2.10
Junior subordinated debentures	21,000	251	4.74	20,999	247	4.67
Subordinated capital note	12,935	190	5.83	—	—	—
Senior debt	6,196	77	4.93	10,000	98	3.89
Total interest-bearing liabilities	852,539	3,755	1.75%	810,917	2,708	1.32%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	144,378			133,784
Other liabilities	4,697			5,449
Total liabilities	1,001,614			950,150
Stockholders’ equity	103,818			87,486
Total liabilities and stockholders’ equity	$1,105,432			$1,037,636

Net interest income		$8,730			$8,412

Net interest spread			3.04%			3.24%

Net interest margin			3.35%			3.45%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $2.4 million and $3.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

The following table presents the average balance sheets for the nine-month periods ended September 30, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$786,843	$31,390	5.33%	$735,874	$27,423	4.98%
Securities
Taxable	193,395	4,734	3.27	157,537	3,386	2.87
Tax-exempt (3)	12,305	257	3.53	14,184	287	3.42
FHLB stock	6,811	281	5.52	7,296	320	5.86
Federal funds sold and other	27,090	385	1.90	27,857	304	1.46
Total interest-earning assets	1,026,444	37,047	4.83%	942,748	31,720	4.51%
Less: Allowance for loan losses	(8,823)			(8,655)
Non-interest earning assets	76,303			78,769
Total assets	$1,093,924			$1,012,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$482,181	$7,035	1.95%	$433,933	$4,041	1.25%
NOW and money market deposits	260,902	1,579	0.81	246,271	1,040	0.56
Savings accounts	33,829	43	0.17	35,221	42	0.16
FHLB advances	36,502	668	2.45	43,035	605	1.88
Junior subordinated debentures	21,000	772	4.92	22,057	733	4.44
Subordinated capital note	4,359	190	5.83	—	—	—
Senior debt	8,718	271	4.16	10,000	292	3.90
Total interest-bearing liabilities	847,491	10,558	1.67%	790,517	6,753	1.14%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	143,577			133,756
Other liabilities	4,472			5,406
Total liabilities	995,540			929,679
Stockholders’ equity	98,384			83,183
Total liabilities and stockholders’ equity	$1,093,924			$1,012,862

Net interest income		$26,489			$24,967

Net interest spread			3.16%			3.37%

Net interest margin			3.46%			3.55%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $2.3 million and $4.0 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$454	$678	$1,132	$2,002	$1,965	$3,967
Securities	115	174	289	533	785	1,318
FHLB stock	(25)	(9)	(34)	(19)	(20)	(39)
Federal funds sold and other	8	(30)	(22)	89	(8)	81
Total increase (decrease) in interest income	552	813	1,365	2,605	2,722	5,327

Interest-bearing liabilities:
Certificates of deposit and other time deposits	704	196	900	2,503	491	2,994
NOW and money market accounts	64	9	73	474	65	539
Savings accounts	2	—	2	3	(2)	1
FHLB advances	16	(117)	(101)	164	(101)	63
Junior subordinated debentures	4	—	4	75	(36)	39
Subordinated capital note	—	190	190	—	190	190
Senior debt	22	(43)	(21)	18	(39)	(21)
Total increase (decrease) in interest expense	812	235	1,047	3,237	568	3,805
Increase (decrease) in net interest income	$(260)	$578	$318	$(632)	$2,154	$1,522

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Service charges on deposit accounts	$633	$608	$1,700	$1,767
Bank card interchange fees	623	411	1,727	1,258
Income from bank owned life insurance	97	100	314	337
Net gain (loss) on sales and calls of securities	—	—	(5)	(6)
Other	181	390	528	751
Total non-interest income	$1,534	$1,509	$4,264	$4,107

Non-interest income for the third quarter of 2019 increased by $25,000, or 1.7%, compared with the third quarter of 2018. The increase in non-interest income for the third quarter of 2019 compared to the third quarter of 2018 was primarily driven by an increase in bank card interchange fees of $212,000 partially offset by a decrease in other non-interest income primarily related to a $150,000 one-time gain on the sale of the Bank’s secondary market residential mortgage servicing rights portfolio during the third quarter of 2018. For the nine months ended September 30, 2019, non-interest income increased by $157,000, or 3.8% to $4.3 million compared with $4.1 million for the same period of 2018. The increase in non-interest income between the nine-month comparative periods was primarily due to an increase in bank card interchange fees of $469,000 partially offset by a decrease in other non-interest income primarily related to the $150,000 one-time gain on the sale of the secondary market residential servicing rights portfolio.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)

Salary and employee benefits	$4,202	$3,893	$12,032	$11,566
Occupancy and equipment	880	896	2,632	2,671
Professional fees	254	186	598	613
Marketing expense	251	259	690	867
FDIC insurance	—	118	211	439
Data processing expense	315	281	943	912
State franchise and deposit tax	315	282	945	846
Deposit account related expenses	300	213	891	653
Other real estate owned expense	25	271	333	590
Litigation and loan collection expense	32	61	112	162
Other	877	770	2,569	2,485
Total non-interest expense	$7,451	$7,230	$21,956	$21,804

Non-interest expense for the third quarter ended September 30, 2019 increased $221,000, or 3.1%, compared with the third quarter of 2018. This increase was primarily due to an increase of $309,000 in salaries and employee benefits. For the nine months ended September 30, 2019, non-interest expense increased $152,000, or 0.7% to $22.0 million compared with $21.8 million for the first nine months of 2018. The increase in non-interest expense for the nine months ended September 30, 2019 was primarily attributable to increases of $466,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during the second and third quarters of 2019, and $238,000 in deposit account related expense partially offset by decreases in OREO expenses of $257,000, and FDIC insurance expense of $228,000.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Federal statutory rate times financial statement income	$591	$639	$1,847	$1,632
Effect of:
Tax-exempt income	(15)	(20)	(52)	(60)
Establish state deferred tax asset	(33)	—	(1,583)	—
Non-taxable life insurance income	(20)	(13)	(66)	(63)
Restricted stock vesting	—	—	(128)	(116)
Other, net	8	(2)	25	23
Total	$531	$604	$43	$1,416

Net income before taxes and income tax expense was $2.8 million and $531,000, respectively for the three months ended September 30, 2019, compared with $3.0 million and income tax expense of $604,000, respectively, for the three months ended September 30, 2018.

Net income before taxes and income tax expense was $8.8 million and $43,000, respectively for the nine months ended September 30, 2019, compared with $7.8 million and income tax expense of $1.4 million, respectively, for the nine months ended September 30, 2018. Income tax expense for the first nine months of 2019 benefitted $1.6 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments discussed above. The new laws eliminate the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Analysis of Financial Condition

Total assets increased $62.5 million, or 5.8%, to $1.13 billion at September 30, 2019, from $1.07 billion at December 31, 2018. This increase was primarily attributable to an increase in net loans of $38.3 million, as well as an increase in cash and cash equivalents of $22.6 million.

Loans Receivable – Loans receivable increased $38.3 million, or 5.0%, during the nine months ended September 30, 2019 to $803.6 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $13.2 million, or 2.8% during the first nine months of 2019 and comprised 59.7% of the loan portfolio at September 30, 2019. Within the commercial real estate portfolio, construction loans decreased $20.5 million as several commercial construction projects were completed and sold or migrated to permanent financing. Residential real estate and consumer portfolios increased by an aggregate of $13.5 million, or 5.1% during the first nine months of 2019 and comprised 34.6% of the loan portfolio at September 30, 2019.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
		(dollars in thousands)
Commercial	$135,981	16.92%	$129,368	16.91%
Commercial Real Estate
Construction	66,351	8.26	86,867	11.35
Farmland	82,593	10.28	77,937	10.18
Nonfarm nonresidential	194,660	24.22	172,177	22.50
Residential Real Estate
Multi-family	59,385	7.39	49,757	6.50
1-4 Family	166,412	20.71	175,761	22.97
Consumer	52,347	6.51	39,104	5.11
Agriculture	45,357	5.64	33,737	4.41
Other	483	0.07	536	0.07
Total loans	$803,569	100.00%	$765,244	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2019		December 31, 2018
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)
Pass	$754,050	93.8%	$745,604	97.4%
Watch	37,537	4.7	13,164	1.8
Special Mention	—	—	113	—
Substandard	11,982	1.5	6,363	0.8
Doubtful	—	—	—	—
Total	$803,569	100.0%	$765,244	100.00%

Loans receivable increased $38.3 million, or 5.0%, during the nine months ended September 30, 2019. Since December 31, 2018, the pass category increased approximately $8.4 million, the watch category increased approximately $24.4 million, and the substandard category increased approximately $5.6 million. The increase in the watch category primarily related to $11.3 million in commercial loans and $8.2 million in agricultural loans migrating to watch during the nine months ended September 30, 2019, and was considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses. The $5.6 million increase in loans classified as substandard was primarily driven by $9.7 million in loans moved to substandard, offset by $1.3 million in loans upgraded from substandard, $2.3 million in payments, and $540,000 in charge-offs during the first nine months of 2019.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2019	December 31, 2018
	(in thousands)
Past Due Loans:
30-59 Days	$979	$1,593
60-89 Days	557	331
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,536	1,924

Nonaccrual Loans	2,389	1,991
Total Past Due and Nonaccrual Loans	$3,925	$3,915

During the nine months ended September 30, 2019, nonaccrual loans increased by $398,000 to $2.4 million and loans past due 30-59 days decreased from $1.6 million at December 31, 2018 to $979,000 at September 30, 2019. Loans past due 60-89 days increased from $331,000 at December 31, 2018 to $557,000 at September 30, 2019. This represents a $388,000 decrease from December 31, 2018 to September 30, 2019 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At September 30, 2019 and December 31, 2018, the Bank had one restructured loan totaling $188,000 and two restructured loans totaling $910,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at September 30, 2019 or December 31, 2018. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. At September 30, 2019, this loan is secured by commercial real estate. All TDRs were performing according to their modified terms at September 30, 2019 and December 31, 2018.

There were no modifications granted during 2019 or 2018 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Loans on nonaccrual status	$2,389	$1,991
Troubled debt restructurings on accrual	188	910
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,577	2,901
Real estate acquired through foreclosure	3,225	3,485
Other repossessed assets	—	—
Total non-performing assets	$5,802	$6,386

Non-performing loans to total loans	0.32%	0.38%
Non-performing assets to total assets	0.51%	0.60%
Allowance for non-performing loans	$28	$83
Allowance for non-performing loans to non-performing loans	1.09%	8.65%

Nonperforming loans at September 30, 2019, were $2.6 million, or 0.32% of total loans, compared with $2.9 million, or 0.38% of total loans at December 31, 2018, and $3.6 million, or 0.48% of total loans at September 30, 2018.

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

An analysis of changes in the allowance for loan losses and selected ratios for the three and nine month periods ended September 30, 2019 and 2018, and for the year ended December 31, 2018 follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		December 31,
	2019	2018	2019	2018	2018
	(in thousands)
Balance at beginning of period	$8,832	$8,580	$8,880	$8,202	$8,202

Loans charged-off:
Real estate	105	78	237	364	450
Commercial	10	50	10	50	50
Consumer	184	15	398	49	95
Agriculture	—	—	4	12	13
Other	—	—	—	8	8
Total charge-offs	299	143	649	483	616

Recoveries
Real estate	352	526	499	1,076	1,437
Commercial	6	10	101	255	261
Consumer	9	9	69	59	69
Agriculture	3	2	3	13	15
Other	1	—	1	12	12
Total recoveries	371	547	673	1,415	1,794
Net charge-offs (recoveries)	(72)	(404)	(24)	(932)	(1,178)
Provision (negative provision) for loan losses	—	(350)	—	(500)	(500)
Balance at end of period	$8,904	$8,634	$8,904	$8,634	$8,880

Allowance for loan losses to period-end loans	1.11%	1.14%	1.11%	1.14%	1.16%
Net charge-offs (recoveries) to average loans	(0.04)%	(0.21)%	0.00%	(0.17)%	(0.16)%
Allowance for loan losses to non-performing loans	345.52%	239.70%	345.52%	239.70%	306.10%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at September 30, 2019, decreased to 1.11% from 1.16% at December 31, 2018 and from 1.14% at September 30, 2018. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were generally stable between periods. The allowance for loan losses to non-performing loans was 345.52% at September 30, 2019, compared with 306.10% at December 31, 2018, and 239.70% at September 30, 2018. Net loan recoveries in the first nine months of 2019 totaled $24,000 compared to net recoveries of $932,000 in the first nine months of 2018.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. The allowance for loan losses to non-performing loans and TDRs on accrual was 345.52% at September 30, 2019 compared with 306.10% at December 31, 2018, and 239.70% at September 30, 2018. The increase in this ratio from December 31, 2018 to September 30, 2019 was primarily attributable to trends in non-performing loans during the period.

Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 52.35% and 65.85% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2019.

Provision for Loan Losses – Based upon historically strong trends in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded for the third quarter or the first nine months of 2019. A negative provision for loan losses of $350,000 and $500,000 was recorded for the third quarter and the first nine months of 2018, respectively. The pass category increased approximately $8.4 million, the watch category increased approximately $24.4 million, and the substandard category increased approximately $5.6 million. Net loan recoveries were $24,000 for the nine months ended September 30, 2019, compared with net recoveries of $932,000 for the nine months ended September 30, 2018. Management considers the size and volume of our portfolio as well as the credit quality of the loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at September 30, 2019 were $3.2 million compared with $3.8 million at September 30, 2018 and $3.5 million at December 31, 2018. See Note 4 – “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

Write-downs and operating expenses for OREO totaled $333,000 for the nine months ended September 30, 2019, compared to net gain (loss) on sales, write-downs, and operating expenses of $590,000 for the nine months ending September 30, 2018. During the nine months ended September 30, 2019, fair value write-downs of $260,000 were recorded due to changing marketing strategies compared with write-downs of $585,000 for the nine months ended September 30, 2018.

Liabilities – Total liabilities at September 30, 2019 were $1.0 billion compared with $977.6 million at December 31, 2018, an increase of $50.2 million, or 5.1%. This increase was primarily attributable to an increase in deposits of $29.2 million and the issuance of the $17.0 million subordinated capital note.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$143,577		$136,947
Interest checking	97,462	0.28%	90,583	0.13%
Money market	163,440	1.12	158,832	0.90
Savings	33,829	0.17	34,866	0.16
Certificates of deposit	482,181	1.95	439,597	1.35
Total deposits	$920,489	1.26%	$860,825	0.88%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2019		2018
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Less than $250,000	$453,421	1.94%	$410,942	1.34%
$250,000 or more	28,760	2.14%	28,655	1.51%
Total deposits	$482,181	1.95%	$439,597	1.35%

The following table shows at September 30, 2019 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$4,163
Three months through six months	11,714
Six months through twelve months	7,922
Over twelve months	3,778
Total	$27,577

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

The Bank also borrows from the FHLB to supplement funding requirements. At September 30, 2019, the Bank had an unused borrowing capacity with the FHLB of $30.7 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. The Bank has also in the past utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2019, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, subordinated debt, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At September 30, 2019, cash on hand totaled $5.2 million, of which, $146,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $12.2 million to $104.3 million at September 30, 2019, compared with $92.1 million at December 31, 2018 primarily due to current year net income of $8.8 million and other comprehensive income for the first nine months of 2019 of $3.4 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2019	December 31, 2018

Tier 1 Capital	6.0%	8.0%	13.87%	11.83%
Common equity Tier 1 capital	4.5	6.5	13.87	11.83
Total risk-based capital	8.0	10.0	14.89	12.88
Tier 1 leverage ratio	4.0	5.0	11.25	9.60

The Company’s capital ratios were positively impacted by the $17.0 million of subordinated notes issued during the third quarter, as the subordinated notes meet the requirements to qualify as Tier 2 capital. The Bank’s capital ratios also benefitted as the Company contributed $10.0 million of the proceeds to the Bank as Common Equity Tier 1 Capital.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 0.7% at September 30, 2019, compared with an increase of 2.0% at December 31, 2018. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 1.8% at September 30, 2019, compared with an increase of 3.9% at December 31, 2018.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2019, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(636)	(1.82)%
+ 100 basis points	(252)	(0.72)
- 100 basis points	(279)	(0.80)
- 200 basis points	(530)	(1.52)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

2.1*	Branch Purchase and Assumption Agreement between Republic Bank & Trust Company and Limestone Bank, Inc. dated July 24, 2019. Exhibit 2.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 2, 2019 and incorporated by reference.

3.2	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 6, 2018 is hereby incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 3.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3*	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.5	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.1	Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a)

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

*

Schedules and similar attachments to the Purchase and Assumption Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or similar attachment will be furnished to the Securities and Exchange Commission upon request.

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

LIMESTONE BANCORP, INC.
(Registrant)

November 1, 2019	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

November 1, 2019	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer