Form 10-K
period 2019-12-31
LIMESTONE BANCORP, INC.
filed 2020-02-28
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33033

LIMESTONE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 499-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	LMST	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2019, was $79,993,646 based upon the last sales price reported (for purposes of this calculation, the market value of non-voting common shares was based on the market value of the common shares into which they are convertible upon transfer).

6,271,143 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding as of February 28, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held June 17, 2020 are incorporated by reference into Part III of this Form 10-K.

PART I

Preliminary Note Concerning Forward-Looking Statements

This report contains statements about the future expectations, activities and events that constitute forward-looking statements. Forward-looking statements express the Company’s beliefs, assumptions and expectations of its future financial and operating performance and growth plans, taking into account information currently available to us. These statements are not statements of historical fact. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “objective,” “seek,” “plan,” “strive” or similar words, or the negatives of these words, identify forward-looking statements.

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses; changes in the interest rate environment, which may reduce the Company’s margins or impact the value of securities, loans, deposits and other financial instruments; changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments; general economic or business conditions, either nationally, regionally or locally in the communities the Bank serves, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit; the results of regulatory examinations; any matter that would cause us to conclude that there was impairment of any asset, including intangible assets; the continued service of key management personnel; the Company’s ability to attract, motivate and retain qualified employees; factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of the Company’s competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully than us; inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions; legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry; future acquisitions; integrations and performance of acquired businesses; and fiscal and governmental policies of the United States federal government.

Other risks are detailed in Item 1A. “Risk Factors” of this Form 10-K all of which are difficult to predict and many of which are beyond the Company’s control.

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

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the eighth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of December 31, 2019, the Company had total assets of $1.25 billion, total loans of $926.3 million, total deposits of $1.03 billion and stockholders’ equity of $105.8 million.

Markets

The Bank operates in markets that include the four largest cities in Kentucky – Louisville, Lexington, Bowling Green and Owensboro – and in other communities along the I-65, Western Kentucky Parkway, and Natcher Parkway corridors.

■

Louisville/Jefferson, Bullitt and Henry Counties: The Company’s headquarters are in Louisville, the largest city in Kentucky. The Bank also has banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. The Company’s banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s major employers are diversified across many industries and include the air hub for United Parcel Service (“UPS”), two Ford assembly plants, Humana, Norton Healthcare, Brown-Forman, YUM! Brands, Papa John’s Pizza, and Texas Roadhouse.

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

■

Frankfort/Franklin County: Frankfort, located along Interstate 64 in Franklin County, is the capital of the Commonwealth of Kentucky and the seat of Franklin County. Frankfort is home to Kentucky’s General Assembly or Legislature which consists of the Kentucky Senate and the Kentucky House of Representatives.  Frankfort is also the home of the Kentucky State University and major employers including Montaplast of North America, Inc., Buffalo Trace Distillery, Topy Corporation, Beam, Inc., and Nashville Wire Products.

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

■

South Central Kentucky: South of the Louisville metropolitan area, the Bank has banking offices in Butler, Edmonson, Green, Hardin, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of the Company’s banking offices in these markets has a stable customer and core deposit base.

Products and Services

The Bank meets its customers’ banking needs with a broad range of financial products and services. Its lending services include real estate, commercial, mortgage, agriculture, and consumer loans to those in its communities and to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. We complement the Company’s lending operations with an array of retail and commercial deposit products. In addition, the Company offers customers drive-through banking facilities, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, mobile banking, treasury management services, remote deposit services, electronic funds transfers through ACH services, domestic and foreign wire transfers, cash management and vault services, and loan and deposit sweep accounts.

Employees

At December 31, 2019, the Company had 244 full-time equivalent employees, and a total of 251 employees. The Company’s employees are not subject to a collective bargaining agreement, and management considers the Company’s relationship with employees to be good.

Recent Acquisitions

On November 15, 2019, the Bank completed the acquisition of four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro. The purchase included approximately $126.8 million in performing loans and $1.5 million in premises and equipment, as well as approximately $131.8 million in customer deposits. This acquisition allows the Bank to further optimize its branch footprint regionally and solidifies its presence and ability to serve customers in Daviess, Hardin, and Franklin counties. For further information, see Note 23 – Acquisitions to the financial statements in Item 8 of this report.

Competition

The banking business is highly competitive, and the Bank experiences competition from many other financial institutions and non-bank financial competitors. Competition is based upon interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the quality and scope of the services offered, the convenience of banking facilities, the availability of technology channels and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national and international financial institutions that operate offices within the Company’s market area and beyond.

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

Economic Growth, Regulatory Relief, and Consumer Protection Act. The Economic Growth, Regulatory Relief and Consumer Protection Act was signed into law on May 25, 2018. This Act amended certain provisions of the Dodd-Frank Act and other banking laws. The amendments are designed to provide regulatory relief to banking organizations, primarily small, community banking organizations, by adjusting thresholds at which increased regulatory requirements begin to apply. As implemented through regulations, community banking organizations with assets of less than $10 billion are now subject to reduced reporting requirements and, effective January 1, 2020, an optional simplified capital adequacy measure is available to those that have a leverage ratio greater than 9%.

Limestone Bancorp. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As such, the Company must file with the Federal Reserve Board annual and quarterly reports and other information regarding the Company’s business operations and the business operations of the Company’s subsidiaries. The Company is also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. The Company is subject to the Bank Holding Company Act and other federal laws on the types of activities in which we may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions. A bank holding company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of the voting stock or all or substantially all of the assets of a bank, merging or consolidating with any other bank holding company and before engaging, or acquiring a company that is not a bank and is engaged in certain non-banking activities. Federal law also prohibits a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance, and then may only do so if the Federal Reserve Board does not object to the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of the voting stock of a bank holding company would constitute an acquisition of control of the bank holding company for purposes of the Change in Bank Control Act. In addition, approval of the Federal Reserve Board is required before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of a bank holding company’s voting securities, or otherwise obtaining control or a “controlling influence” over a bank holding company.

Permissible Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature,” incidental to financial activity, or complementary to financial activity that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are “financial in nature” include securities underwriting, dealing and market making in securities; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No prior regulatory approval or notice is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Bank has not filed an election to become a financial holding company.

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

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. Additionally, retained earnings must be positive. The Company is also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if the corporation is unable to pay its debts as they come due. The Bank did not pay any dividends in 2019 or 2018. The Bank has negative retained earnings and, as such, cannot pay dividends without prior regulatory approval.

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

Volcker Rule. On December 10, 2013, the final Volcker Rule under the Dodd-Frank Act was approved and implemented by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (“SEC”), and the Commodity Futures Trading Commission. The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions, and restricts them from engaging in hedging activities that do not hedge a specific identified risk. On October 8, 2019, the Federal Reserve and Securities and SEC finalized changes to the Volcker Rule, under which the most stringent regulations will apply to banks with the most trading assets and liabilities, while banks with significantly less trading activity will have fewer rules to abide by. The rule goes into effect on January 1, 2020, with a compliance date of January 1, 2021. The Economic Growth Regulatory Relief and Consumer Protection Act exempted banks, like the Bank, which have less than $10 billion in assets and no material trading assets and liabilities from the Volcker Rule.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to assess the Company’s record in meeting the credit needs of the communities the Bank serves, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of the Company’s record is made available to the public. The assessment also is part of the Federal Reserve Board’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new banking office or to relocate an office.

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

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the Company’s business and earnings and those of the Company’s subsidiaries cannot be predicted.

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

Available Information

The Company files periodic reports with the SEC including its annual report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K and proxy statements. The Bank’s Internet address is http://www.limestonebank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8, and amendments to those reports are accessible at no cost on its web site at http://www.limestonebank.com, under the Investors Relations section of the About Us tab, once they have been electronically filed with or furnished to the SEC. A shareholder may also request a copy of the Annual Report on Form 10-K free of charge upon written request to: Chief Financial Officer, Limestone Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223. The Internet address of the Company is http://www.snl.com/IRW/CorporateProfile/1022071.

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

Weakness in business and economic conditions generally or specifically in the Company’s markets may have one or more of the following adverse effects on the Company’s business:

●	A decrease in the demand for loans and other products and services the Bank offers;
●	A decrease in the value of collateral securing the Bank’s loans; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws or default on their loans.

Adverse conditions in the general business environment have had an adverse effect on the Company’s business in the past. Although the general business environment has improved, management cannot predict how long such improvement can be sustained. In addition, the improvement of certain economic indicators, such as real estate asset values, rents, and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect the real estate and financial services industries, in which the Bank has a significant number of customers, more significantly than other economic sectors. Furthermore, the Bank has a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should economic conditions worsen, the Company’s business, financial condition or results of operations could be adversely affected.

The Bank’s profitability depends significantly on local economic conditions.

Most of the Bank’s business activities are conducted in central Kentucky and most of its credit exposure is in that region. The Bank is at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities and natural disasters. To the extent the central Kentucky economy weakens, delinquency rates, foreclosures, bankruptcies and losses in the Bank’s loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values in central Kentucky have had in the past and may in the future to have a negative impact on the Bank’s business, financial condition, results of operations and future prospects.

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

Levels of classified loans and non-performing assets may increase in the future if economic conditions cause borrowers to default. Furthermore, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may decline, making it less likely to realize a full recovery if a borrower defaults on a loan. Any increases in the level of non-performing assets, loan charge-offs or provision for loan losses, or the inability to realize the estimated net value of underlying collateral in the event of a loan default, could negatively affect the Bank’s business, financial condition, results of operations and the trading price of the Company’s common shares.

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

Approximately 75.3% of the Bank’s loan portfolio as of December 31, 2019, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in the Company’s markets. Persistent weakness in the real estate market could significantly impair the value of loan collateral and the ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that management would be required to increase the Bank’s allowance for loan losses. If during a period of depressed real estate values, management was required to liquidate the collateral securing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce the Bank’s profitability and adversely affect its financial condition.

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

Approximately 7.0% of the Company’s loan portfolio as of December 31, 2019 consisted of real estate construction and development loans, down from 11.4% at December 31, 2018 and 8.1% at December 31, 2017. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If the Bank is forced to foreclose on a project prior to its completion, it may not be able to recover the entire unpaid portion of the loan or it may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect profitability and financial condition.

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

In the past, the Bank has acquired and disposed of a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on the balance sheet as other real estate owned (“OREO”). An increase in the OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale.

Properties in the Company’s OREO portfolio are recorded at fair value, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value” an orderly disposition of the property is assumed, except where a different disposition strategy is expected. Significant judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current may change during periods of market volatility. Any decreases in market prices of real estate may lead to additional OREO write downs, with a corresponding expense in the statement of operations. Management evaluates OREO property values periodically and writes down the carrying value of the properties if and when the results of the Company’s analysis require it.

In response to market conditions and other economic factors, management may utilize alternative sale strategies other than orderly disposition as part of the Bank’s OREO disposition strategy, such as auctions or bulk sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO properties. In addition, the disposition of OREO through alternative sales strategies could impact the fair value of comparable OREO properties remaining in the portfolio. Generally, state regulatory requirements limit the period a Bank is permitted to hold OREO to ten years. All OREO properties held by the Bank at December 31, 2019 are currently under contract for sale.

Profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm financial condition or results of operations. The results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic or international economic or political conditions. Factors beyond the Company’s control, such as inflation, recession, unemployment and money supply may also affect interest rates. If, as a result of decreasing interest rates, interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, net interest income may decrease. Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

Changes to LIBOR may adversely impact the value of, and the return on, the Bank’s financial instruments that are indexed to LIBOR

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain financial instruments, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives on the values of the financial instruments, whose interest rates are tied to LIBOR. Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our financial instruments.

If the Bank cannot obtain adequate funding, it may not be able to meet the cash flow requirements of its depositors and borrowers, or meet the operating cash needs of the Company.

The Company’s liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits managed and monitored by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If the Company’s liquidity policies and strategies do not work as well as intended, the Bank may be unable to make loans and repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify the Company’s wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

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

Due to losses in prior years, the Company has a net operating loss carry-forward of $22.9 million, credit carry-forwards of $381,000, and other net deferred tax assets of $4.5 million. In order to realize the benefit of these tax losses, credits and deductions, the Company must generate substantial taxable income in future periods. Deferred tax assets are calculated using a federal corporate tax rate of 21%. Changes in tax laws and rates may affect deferred tax assets in the future. If lower federal corporate tax rates are enacted, net deferred tax assets would be reduced commensurate with the rate reduction. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

As a bank holding company, the Company depends on dividends and distributions paid to it by its banking subsidiary.

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow, from which we would fund any dividends paid to shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to the Company, and regulations of the Federal Reserve govern the ability to pay dividends or make other distributions to shareholders. Since the Bank will not be in a position to pay dividends to the Company without prior regulatory approval until retained earnings are positive, cash inflows for the Company are limited to proceeds from common stock, preferred stock, or debt issuances. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

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

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2019.

Risk related to legal proceedings.

From time to time, the Company is involved in judicial, regulatory, and arbitration proceedings concerning matters arising from the Company’s business activities and fiduciary responsibilities. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The Company may still incur legal costs for a matter even if a reserve has not been established. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. The ultimate resolution of a pending or future legal proceeding, depending on the remedy sought and granted, could materially adversely affect results of operations and financial condition.

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

The Company regularly explores opportunities to acquire banks, branches, financial institutions, or other financial services businesses or assets. The Company cannot predict the number, size or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. The Company may also issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to current shareholders.

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

In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits. Some of the Company’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than we can accommodate. If we are unable to attract and retain customers, we may not be able to maintain growth and the results of operations and financial condition may otherwise be negatively impacted.

The Company depends on its senior management team, and the unexpected loss of one or more of the senior executives could impair relationships with customers and adversely affect business and financial results.

Future success significantly depends on the continued services and performance of key management personnel. Future performance will depend on the ability to motivate and retain these and other key officers. The Dodd-Frank Act, and the policies of bank regulatory agencies have placed restrictions on executive compensation practices. Such restrictions and standards may further impact the ability to compete for talent with other businesses that are not subject to the same limitations. The loss of the services of members of senior management or other key officers or the inability to attract additional qualified personnel as needed could materially harm its business.

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

Certain accounting policies are critical to presenting reported financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the valuation of securities, allowance for loan losses, valuation of OREO and valuation of net deferred income tax asset. Because of the uncertainty of estimates involved in these matters, we may be required, among other things, to recognize other-than-temporary impairment on securities, significantly increase the allowance for credit losses, sustain credit losses that are higher than the reserve provided, recognize impairment on OREO, or permanently impair deferred tax assets.

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

The Company processes large volumes of transactions on a daily basis exposing it to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

The Company establishes and maintains systems of internal operational controls that provide management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure policies relating to conduct, ethics and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

Information systems may experience an interruption or security breach.

Failure in or breach of operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber-attacks, could disrupt the Bank’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase costs and cause losses. As a financial institution, the Bank depends on its ability to process, record and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Business, financial, accounting, data processing systems or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and, as described below, cyber-attacks. Although we have business continuity plans and other safeguards in place, our business operations may be adversely affected by significant and widespread disruption to our physical infrastructure or operating systems that support our businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. In addition, to access our products and services, our customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond our control systems. Although we believe we have appropriate information security procedures and controls, our technologies, systems, networks, and our customers’ devices may become the target of cyber-attacks or information security breaches. These events could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our customers’ confidential, proprietary and other information or that of its customers, or otherwise disrupt the business operations of the Bank, its customers or other third parties.

Third parties with which the Bank does business or that facilitate our business activities, could also be sources of operational and information security risk to the Bank, including from breakdowns or failures of their own systems or capacity constraints. Although to date we have not experienced any material losses relating to cyber-attacks or other information security breaches, we can give no assurance that we will not suffer such losses in the future. Risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that the Bank’s customers use to access our products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our business, results of operations or financial condition.

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

The Bank operates 20 banking offices in Kentucky. The following table shows the location, square footage and ownership of each property. Management believes that each of these locations is adequately insured. Support operations are located at the main office in Louisville and in Glasgow.

Markets	Square Footage	Owned/Leased
Frankfort/Franklin County
Frankfort Office: 100 Highway 676, Frankfort	3,000	Leased

Elizabethtown/Hardin County
Elizabethtown Office: 1690 Ring Road, Suite 100, Elizabethtown	4,000	Leased

Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 646 Elm Street, Eminence	1,500	Owned
Hillview Office: 6890 North Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased
City Center Office: 130 West Main Street, Lexington	2,400	Leased

South Central Kentucky
Brownsville Office: 113 East Main Cross Street, Brownsville	8,500	Owned
Greensburg Office: 202 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 201 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West G.L. Smith Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned

Owensboro/Daviess County
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned
Owensboro Frederica Office: 3500 Frederica Street, Owensboro	5,000	Owned
Owensboro Villa Point: 3332 Villa Point Drive, Owensboro	2,000	Leased

Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 2708 North Jackson Highway, Canmer	3,500	Owned

Other Properties - Held for Sale
Office Building: 701 Columbia Avenue, Glasgow	20,000	Owned

Item 3.	Legal Proceedings

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

As of January 31, 2020, our common shares were held by approximately 1,417 shareholders, including 330 shareholders of record and approximately 1,087 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees, and our non-voting common shares were held by two holders.

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

Purchase of Equity Securities by Issuer

During the fourth quarter of 2019, the Company did not repurchase any of its common shares, which is its only registered class of equity securities.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	292,497
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	292,497

At December 31, 2019, 292,497 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan.

Item 6.	Selected Financial Data

The following table summarizes the Company’s selected historical consolidated financial data from 2015 to 2019. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2019	2018	2017	2016	2015
Income Statement Data:
Interest income	$49,584	$43,461	$37,522	$35,602	$36,574
Interest expense	14,234	9,790	6,405	5,981	7,023
Net interest income	35,350	33,671	31,117	29,621	29,551
Provision (negative provision) for loan losses	—	(500)	(800)	(2,450)	(4,500)
Non-interest income	5,918	5,779	5,404	5,218	7,695
Non-interest expense (1)	30,270	29,126	30,767	40,021	44,959
Income (loss) before income taxes	10,998	10,824	6,554	(2,732)	(3,213)
Income tax expense (benefit) (2)	480	2,030	(31,899)	21	—
Net income (loss)	10,518	8,794	38,453	(2,753)	(3,213)
Less:
Earnings (loss) allocated to participating securities	106	144	967	(88)	(336)
Net income (loss) attributable to common	$10,412	$8,650	$37,486	$(2,665)	$(2,877)

Common Share Data: (3)
Basic earnings (loss) per common share	$1.41	$1.23	$6.15	$(0.46)	$(0.62)
Diluted earnings (loss) per common share	1.41	1.23	6.15	(0.46)	(0.62)
Cash dividends declared per common share	—	—	—	—	—
Book value per common share	14.15	12.34	11.17	4.81	5.43
Tangible book value per common share (4)	12.98	12.34	11.17	4.79	5.33

Balance Sheet Data (at period end): (1)
Total assets	$1,245,779	$1,069,692	$970,801	$945,177	$948,722
Debt obligations:
FHLB advances	61,389	46,549	11,797	22,458	3,081
Junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Subordinated capital note	17,000	—	2,250	3,150	4,050
Senior debt	5,000	10,000	10,000	—	—

Average Balance Data: (1)
Average assets	$1,112,388	$1,026,310	$947,961	$929,140	$984,419
Average loans	801,813	743,352	667,474	621,275	635,948
Average deposits	936,243	860,825	864,278	852,717	907,785
Average FHLB advances	35,038	43,363	9,184	2,967	3,473
Average junior subordinated debentures	21,000	21,000	21,000	21,000	23,981
Average subordinated capital note	7,545	791	2,805	3,708	4,608
Average senior debt	7,781	10,000	5,068	—	—
Average stockholders’ equity	100,126	84,860	37,851	39,423	33,083

(1)

On November 15, 2019, the Company completed a four branch acquisition. The purchase included $126.8 million in performing loans and $1.5 million in premises and equipment, as well as $131.8 million in customer deposits. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

(2)

Income tax expense for 2019 benefitted $1.6 million, or $0.21 per basic and diluted share, from the establishment of a state net deferred tax asset related to the 2019 tax law enactments. Income tax expense for 2017 benefitted $54.0 million from the reversal of the deferred tax valuation allowance offset by $20.3 million of income tax expense related to the revaluation of the deferred tax asset to 21%.

(3)

On December 16, 2016, the Company completed a 1-for-5 reverse stock split of its issued and outstanding common and non-voting common shares. As a result of the reverse stock split, all share and per share data has been adjusted in the accompanying tables. Preferred shares were not impacted by the 1-for-5 reverse stock split.

(4)

Tangible book value per common share is a non-GAAP financial measure derived from GAAP based amounts. Tangible book value is calculated by excluding the balance of intangible assets from common stockholders’ equity. Tangible book value per common share is calculated by dividing tangible common equity by common shares outstanding, as compared to book value per common share, which is calculated by dividing common stockholders’ equity by common shares outstanding. Management believes this is consistent with bank regulatory agency treatment, which excludes tangible assets from the calculation of risk-based capital.

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Tangible Book Value Per Share	(in thousands, except share and per share data)

Common stockholder’s equity	$105,750	$92,097	$69,902	$29,962	$29,246
Less: Goodwill	6,252	—	—	—	—
Less: Intangible assets	2,500	—	—	140	532
Tangible common equity	96,998	92,097	69,902	29,822	28,714

Shares outstanding	7,471,975	7,462,720	6,259,864	6,224,533	5,389,507
Tangible book value per common share	$12.98	$12.34	$11.17	$4.81	$5.33
Book value per common share	14.15	12.34	11.17	4.79	5.43

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Limestone Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Limestone Bank, Inc. (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company that operates banking offices in fourteen Kentucky counties. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking offices in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren Counties. The Bank also has an office in Lexington, the second largest city in the state, and Frankfort, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services.

Historically, the Bank has focused on commercial and commercial real estate lending, both in markets where we have banking offices and other growing markets in our region. Commercial, commercial real estate and real estate construction loans accounted for 58.8% of our total loan portfolio as of December 31, 2019, and 60.9% as of December 31, 2018. Commercial lending generally produces higher yields than residential lending, but involves greater risk and requires more rigorous underwriting standards and credit quality monitoring.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

Net income before taxes was $11.0 million for the year ended December 31, 2019 compared to $10.8 million for the year ended December 31, 2018. Income tax expense was $480,000 for 2019 and $2.0 million for 2018.

For the year ended December 31, 2019, the Company reported net income of $10.5 million compared with net income of $8.8 million for the year ended December 31, 2018 and net income of $38.5 million for the year ended December 31, 2017, which includes the reversal of a deferred tax asset valuation allowance. Basic and diluted income per common share were $1.41 for the year ended December 31, 2019, compared with net income per common share of $1.23 for 2018, and net income per common share of $6.15 for 2017.

The following significant items are of note for the year ended December 31, 2019:

●

On November 15, 2019, the Bank completed the acquisition of four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro. The purchase included approximately $126.8 million in performing loans and $1.5 million in premises and equipment, as well as approximately $131.8 million in customer deposits. This acquisition allows the Bank to further optimize its branch footprint regionally and solidifies its presence and ability to serve customers in Daviess, Hardin, and Franklin counties. Fourth quarter results were impacted by non-recurring acquisition related expenses of approximately $775,000, or $0.08 per common share after taxes.

●

During the first quarter of 2019, the Company benefited $341,000, or approximately $0.05 per basic and diluted share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021. In addition, the Company has state net operating loss carryforwards (“NOLs”) of $31.8 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

●

Average loans receivable increased approximately $58.5 million or 7.9% to $801.2 million for the year ended December 31, 2019, compared with $743.4 million for the year ended December 31, 2018. Loan interest income benefited from an increase in interest revenue volume of approximately $3.0 million and interest rate increases of $1.8 million for the year ended December 31, 2019, compared with the year ended December 31, 2018.

●

Net interest margin decreased 13 basis points to 3.40% for the year ended 2019 compared with 3.53% in the year ended December 31, 2018. The yield on earning assets increased to 4.76% in 2019, compared to 4.55% in 2018. The cost of interest-bearing liabilities increased to 1.66% in 2019 from 1.23% in 2018 as a result of Federal Reserve increases in short-term interest rates during 2018, which negatively affected certificate of deposit repricing in 2019.

●

The Company recorded no provision for loan losses expense in 2019, compared to a negative provision for loan losses expense of $500,000 for 2018. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remain at historically strong levels and were generally stable between periods. Net loan charge-offs were $504,000 for 2019, compared to net loan recoveries of $1.2 million for 2018 and net loan recoveries of $35,000 for 2017.

●

Nonaccrual loans decreased $463,000 to $1.5 million at December 31, 2019, compared with $2.0 million at December 31, 2018. The decrease in nonaccrual loans was primarily due to $1.7 million in paydowns, $992,000 in charge-offs, $880,000 in loans returned to accrual status, offset by $3.1 million in loans placed on non-accrual.

●	The ratio of non-performing assets to total assets decreased to 0.42% at December 31, 2019, compared with 0.60% at December 31, 2018, and 1.14% at December 31, 2017.

●

Deposits were $1.03 billion at December 31, 2019, compared with $894.2 million at December 31, 2018. Non-interest bearing demand deposits increased $44.9 million or 31.5% during 2019 to $187.6 million compared with $142.6 million at December 31, 2018. Money market accounts decreased $11.1 million or 6.4% during 2019 to $160.8 million compared with $171.9 million at December 31, 2018. Savings accounts increased $21.5 million during 2019 to $56.0 million compared to $34.5 million at December 31, 2018. Certificate of deposit balances increased $25.6 million during 2019 to $476.5 million at December 31, 2019, from $450.9 million at December 31, 2018.

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

There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. The Company believes its tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2019 and 2018.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2019 compared with 2018:

	For the Years Ended December 31,		Change from Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)
Gross interest income	$49,584	$43,461	$6,123	14.1%
Gross interest expense	14,234	9,790	4,444	45.4
Net interest income	35,350	33,671	1,679	5.0
Provision (negative provision) for loan losses	—	(500)	500	(100.0)
Non-interest income	5,923	5,785	138	2.4
Gains on sale of securities, net	(5)	(6)	1	(16.7)
Non-interest expense	30,270	29,126	1,144	3.9
Net income before taxes	10,998	10,824	174	1.6
Income tax expense (benefit)	480	2,030	(1,550)	(76.4)
Net income	10,518	8,794	1,724	19.6

Net income of $10.5 million for the year ended December 31, 2019 increased by $1.7 million from net income of $8.8 million for 2018. Income tax expense for 2019 benefitted $1.6 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments. The new laws eliminate the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021. Based upon historically strong trends in asset quality and management’s assessment of risk within the portfolio, the Company recorded no provision for loan losses expense in 2019, compared to $500,000 negative provision for loan losses expense for 2018. Non-interest income increased $139,000 million during 2019. There was an increase of $607,000 in bank card interchange fees, partially offset by a decrease in other non-interest income of $468,000 related to the $150,000 one-time gain on the sale of the secondary market residential servicing rights portfolio in the third quarter of 2018 and a $632,000 gain on the sale of a subdivided lot at the Company’s headquarters offset by a $392,000 impairment charge associated with the transfer of the Bank’s former data processing center to Premises Held for Sale in the fourth quarter of 2018.

Non-interest expense increased $1.1 million during 2019 due primarily to $775,000 of expenses attributable to the branch acquisition. There was also an increase of $744,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during 2019, and branch staff added in connection with the branch purchase transaction. Deposit account related expense increased $401,000, which was offset by decreases in OREO expenses of $500,000, and FDIC insurance expense of $346,000.

The following table summarizes components of income and expense and the change in those components for 2018 compared with 2017:

	For the Years Ended December 31,		Change from Prior Period
	2018	2017	Amount	Percent
	(dollars in thousands)
Gross interest income	$43,461	$37,522	$5,939	15.8%
Gross interest expense	9,790	6,405	3,385	52.8
Net interest income	33,671	31,117	2,554	8.2
Provision (negative provision) for loan losses	(500)	(800)	300	37.5
Non-interest income	5,785	5,116	669	13.1
Gains on sale of securities, net	(6)	288	(294)	(102.1)
Non-interest expense	29,126	30,767	(1,641)	(5.3)
Net income (loss) before taxes	10,824	6,554	4,270	65.2
Income tax expense (benefit)	2,030	(31,899)	33,929	NM
Net income (loss)	8,794	38,453	(29,659)	NM

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

Net Interest Income – Net interest income was $35.4 million for the year ended December 31, 2019, an increase of $1.7 million, or 5.0%, compared with $33.7 million for the same period in 2018. Net interest spread and margin were 3.10% and 3.40%, respectively, for 2019, compared with 3.32% and 3.53%, respectively, for 2018.

Net interest margin for 2019 was under pressure as the Federal Reserve lowered its target rate by 25 basis points on July 31, 2019, September 18, 2019, and October 30, 2019. The Company’s interest rate risk profile is marginally asset sensitive as its assets generally reprice more quickly then its liabilities over a twelve-month horizon. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, and loans with variable rate pricing features. These rate decreases in 2019 followed four 25 basis point increases during 2018. As of December 31, 2019, time deposits comprise $476.5 million of the Company’s liabilities with $389.3 million, or 82%, set to reprice or mature within one year of which, $179.4 million with a current average rate of 2.19% reprice or mature within the first quarter of 2020.

Average interest-earning assets were $1.04 billion for 2019, compared with $957.5 million for 2018, a 8.9% increase, primarily attributable to higher average loans and average investment securities. Average loans were $801.8 million for 2019, compared with $743.4 million for 2018, a 7.9% increase due to loan growth, as well as the completion of the branch acquisition on November 15, 2019. This resulted in an increase in interest revenue of approximately $3.0 million and an increase of $1.8 million attributable to increasing interest rates for 2019 as compared to 2018. Average investment securities were $206.2 million for 2019, compared with $178.9 million for 2018, a 15.2% increase. Total interest income increased 14.1% to $49.6 million for 2019, compared with $43.5 million for 2018.

Average interest-bearing liabilities increased by 7.2% to $856.3 million for 2019, compared with $799.0 million for 2018 due to deposit growth, as well as the completion of the branch acquisition on November 15, 2019. Total interest expense increased by 45.4% to $14.2 million for 2019, compared with $9.8 million during 2018, due primarily to increases in rates paid on certificates of deposits and other time deposits in 2019 compared to 2018. Average volume of certificates of deposit increased 9.9% to $483.2 million for 2019, compared with $439.6 million for 2018. The average interest rate paid on certificates of deposit increased to 1.98% for 2019, compared with 1.35% for 2018. Average volume of interest checking and money market deposit accounts increased 6.5% to $265.7 million for 2019, compared with $249.4 million for 2018. The average interest rate paid on interest checking and money market deposit accounts increased to 0.76% for 2019, compared with 0.62% for 2018. The cost of interest-bearing liabilities for 2019 was also impacted by the subordinated debt issuance at a fixed rate of 5.75%.

Net interest income was $33.7 million for the year ended December 31, 2018, an increase of $2.6 million, or 8.2%, compared with $31.1 million for the same period in 2017. Net interest spread and margin were 3.32% and 3.53%, respectively, for 2018, compared with 3.35% and 3.48%, respectively, for 2017. Average nonaccrual loans were $3.5 million and $7.1 million in 2018 and 2017, respectively.

Average interest-earning assets were $957.5 million for 2018, compared with $904.1 million for 2017, a 5.9% increase, primarily attributable to higher average loans, partially offset by a decrease in average investment securities. Average loans were $743.4 million for 2018, compared with $667.5 million for 2017, an 11.4% increase. Average investment securities were $178.9 million for 2018, compared with $193.1 million for 2017, a 7.3% decrease. Average interest-bearing deposits with financial institutions and fed funds sold were $27.9 million in 2018, compared with $36.2 million in 2017, a 22.8% decrease. Total interest income increased 15.8% to $43.5 million for 2018, compared with $37.5 million for 2017.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$576,441	$30,139	5.23%	$548,877	$27,296	4.97%
Commercial	134,735	6,660	4.94	123,044	5,934	4.82
Consumer	51,001	2,863	5.61	32,049	1,765	5.51
Agriculture	39,116	2,480	6.34	38,796	2,334	6.02
Other	520	11	2.12	586	13	2.22
U.S. Treasury and agencies	23,263	558	2.40	23,732	549	2.31
Mortgage-backed securities	91,609	2,495	2.72	81,771	2,142	2.62
Collateralized loan obligations	49,881	2,015	4.04	32,163	1,177	3.66
State and political subdivision securities (non-taxable) (3)	11,759	326	3.51	14,189	383	3.42
State and political subdivision securities (taxable)	18,270	583	3.19	18,890	570	3.02
Corporate bonds	11,376	618	5.43	8,162	442	5.42
FHLB stock	6,691	348	5.20	7,280	429	5.89
Federal funds sold	182	4	2.20	1,152	22	1.91
Interest-bearing deposits in other financial institutions	27,809	484	1.74	26,763	405	1.51
Total interest-earning assets	1,042,653	49,584	4.76%	957,454	43,461	4.55%
Less: Allowance for loan losses	(8,786)			(8,692)
Non-interest-earning assets	78,521			77,548
Total assets	$1,112,388			$1,026,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$483,222	$9,564	1.98%	$439,597	$5,949	1.35%
Interest checking and money market deposits	265,687	2,026	0.76	249,415	1,543	0.62
Savings accounts	36,035	67	0.19	34,866	57	0.16
FHLB advances	35,038	810	2.31	43,363	867	2.00
Junior subordinated debentures	21,000	1,005	4.79	21,000	946	4.50
Subordinated capital note	7,545	433	5.74	791	39	4.93
Senior debt	7,781	329	4.23	10,000	389	3.89
Total interest-bearing liabilities	856,308	14,234	1.66%	799,032	9,790	1.23%
Non-interest-bearing liabilities
Non-interest-bearing deposits	151,299			136,947
Other liabilities	4,655			5,471
Total liabilities	1,012,262			941,450
Stockholders’ equity	100,126			84,860
Total liabilities and stockholders’ equity	$1,112,388			$1,026,310

Net interest income		$35,350			$33,671

Net interest spread			3.10%			3.32%

Net interest margin			3.40%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.76%			119.83%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $2.2 million and $3.5 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 21% federal income tax rate for 2019 and 2018.

	For the Years Ended December 31,
	2018			2017
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$548,877	$27,296	4.97%	$509,133	$24,544	4.82%
Commercial	123,044	5,934	4.82	107,188	4,403	4.11
Consumer	32,049	1,765	5.51	10,790	843	7.81
Agriculture	38,796	2,334	6.02	39,839	2,047	5.14
Other	586	13	2.22	524	29	5.53
U.S. Treasury and agencies	23,732	549	2.31	31,440	694	2.21
Mortgage-backed securities	81,771	2,142	2.62	94,451	2,240	2.37
Collateralized loan obligations	32,163	1,177	3.66	20,242	541	2.67
State and political subdivision securities (non-taxable) (3)	14,189	383	3.42	19,617	571	4.48
State and political subdivision securities (taxable)	18,890	570	3.02	23,689	757	3.20
Corporate bonds	8,162	442	5.42	3,651	167	4.57
FHLB stock	7,280	429	5.89	7,323	366	5.00
Federal funds sold	1,152	22	1.91	960	10	1.04
Interest-bearing deposits in other financial institutions	26,763	405	1.51	35,222	310	0.88
Total interest-earning assets	957,454	43,461	4.55%	904,069	37,522	4.18%
Less: Allowance for loan losses	(8,692)			(8,961)
Non-interest-earning assets	77,548			52,853
Total assets	$1,026,310			$947,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$439,597	$5,949	1.35%	$452,443	$4,191	0.93%
Interest checking and money market deposits	249,415	1,543	0.62	247,261	940	0.38
Savings accounts	34,866	57	0.16	35,486	59	0.17
FHLB advances	43,363	867	2.00	9,184	120	1.31
Junior subordinated debentures	21,000	946	4.50	21,000	753	3.59
Subordinated capital note	791	39	4.93	2,805	148	5.28
Senior debt	10,000	389	3.89	5,068	194	3.83
Total interest-bearing liabilities	799,032	9,790	1.23%	773,247	6,405	0.83%
Non-interest-bearing liabilities
Non-interest-bearing deposits	136,947			129,088
Other liabilities	5,471			7,775
Total liabilities	941,450			910,110
Stockholders’ equity	84,860			37,851
Total liabilities and stockholders’ equity	$1,026,310			$947,961

Net interest income		$33,671			$31,117

Net interest spread			3.32%			3.35%

Net interest margin			3.53%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			119.83%			116.92%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans of $3.5 million and $7.1 million in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a 21% and 35% federal income tax rate for 2018 and 2017, respectively.

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

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$1,789	$3,022	$4,811	$1,723	$3,753	$5,476
U.S. Treasury and agencies	20	(11)	9	32	(177)	(145)
Mortgage-backed securities	87	266	353	220	(318)	(98)
Collateralized loan obligations	133	705	838	245	391	636
State and political subdivision securities	47	(91)	(44)	(76)	(299)	(375)
Corporate bonds	1	175	176	36	239	275
FHLB stock	(48)	(33)	(81)	65	(2)	63
Federal funds sold	3	(21)	(18)	9	3	12
Interest-bearing deposits in other financial institutions	63	16	79	182	(87)	95
Total increase (decrease) in interest income	2,095	4,028	6,123	2,436	3,503	5,939

Interest-bearing liabilities:
Certificates of deposit and other time deposits	2,977	638	3,615	1,880	(122)	1,758
Interest checking and money market accounts	377	106	483	595	8	603
Savings accounts	8	2	10	(1)	(1)	(2)
FHLB advances	123	(180)	(57)	94	653	747
Junior subordinated debentures	59	—	59	193	—	193
Subordinated capital note	7	387	394	(9)	(100)	(109)
Senior debt	32	(92)	(60)	3	192	195
Total increase (decrease) in interest expense	3,583	861	4,444	2,755	630	3,385
Increase (decrease) in net interest income	$(1,488)	$3,167	$1,679	$(319)	$2,873	$2,554

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Service charges on deposit accounts	$2,381	$2,355	$2,253
Bank card interchange fees	2,438	1,831	1,521
Income from bank owned life insurance	410	437	412
Net gain (loss) on sales and calls of securities	(5)	(6)	288
Other	694	1,162	930
Total non-interest income	$5,918	$5,779	$5,404

Non-interest income increased by $139,000 for 2019 to $5.9 million compared with $5.8 million for the year ended December 31, 2018. This increase was primarily due to growth in bank card interchange fees of $607,000 partially offset by a decrease in other non-interest income of $468,000 related to the $150,000 one-time gain on the sale of the secondary market residential servicing rights portfolio in the third quarter of 2018 and a $632,000 gain on the sale of a subdivided lot at the Company’s headquarters offset by a $392,000 impairment charge associated with the transfer of the Bank’s former data processing center to held for sale in the fourth quarter of 2018.

Non-interest income increased by $375,000 in 2018 to $5.8 million compared with $5.4 million for the year ended December 31, 2017. This increase was primarily attributable to a $310,000 increase in bank card interchange fees, a $232,000 increase in other non-interest income, and a $102,000 increase in service charges on deposit accounts partially offset by a $6,000 net loss on sale of securities for 2018 compared to a $288,000 net gain during 2017.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2019	2018	2017
	(in thousands)
Salary and employee benefits	$16,233	$15,489	$15,090
Occupancy and equipment	3,522	3,586	3,420
FDIC insurance	211	557	1,412
Data processing expense	1,259	1,192	1,256
Marketing expense	908	1,114	1,098
State franchise and deposit tax	1,210	1,118	956
Deposit account related expense	1,224	823	896
Professional fees	769	814	978
Communications	772	701	722
Insurance expense	444	478	540
Postage and delivery	544	364	395
Litigation and loan collection expense	189	245	179
Other real estate owned expense	368	868	1,973
Acquisition costs	775	—	—
Other	1,842	1,777	1,852
Total non-interest expense	$30,270	$29,126	$30,767

Non-interest expense for the year ended December 31, 2019 of $30.3 million represented a 3.9% increase from $29.1 million for 2018. The increase in non-interest expense was attributable primarily to $775,000 of expenses related to the branch acquisition. There was also an increase of $744,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during 2019, and branch staff added in connection with the branch purchase transaction. Deposit account related expense increased $401,000, which correlated to growth in card interchange income, and was offset by decreases in OREO expenses of $500,000, and FDIC insurance expense of $346,000. As shown below, expenses related to OREO decreased due to lower valuation adjustment write-downs during 2019 compared to 2018.

	2019	2018
	(in thousands)
Net gain on sales	$—	$(72)
Valuation adjustment write-downs	260	850
Operating expense	108	90
Total	$368	$868

During the year ended December 31, 2019, fair value write-downs of $260,000 were recorded compared with $850,000 for the year ended December 31, 2018. The 2019 write-downs reflect declines in the fair value due to changes in marketing strategies. There were no OREO sales in 2019 compared to $876,000 during 2018.

Non-interest Expense Comparison – 2018 to 2017

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

During the year ended December 31, 2018, fair value write-downs of $850,000 were recorded compared with $2.0 million for the year ended December 31, 2017. The 2018 write-downs reflect declines in fair value due to changes in marketing strategies and new appraisals. OREO sales totaled $876,000 and $793,000 during 2018 and 2017, respectively.

Income Tax Expense and Benefit – Effective tax rates differ from the federal statutory rate applied to income (loss) before income taxes due to the following:

	2019	2018	2017
	(in thousands)
Statutory tax rate	21%	21%	35%
Federal statutory rate times financial statement income (loss)	$2,310	$2,273	$2,294
Effect of:
Valuation allowance	—	—	(54,049)
Tax-exempt income	(66)	(80)	(196)
Establish state deferred tax asset	(1,577)	—	—
Non-taxable life insurance income	(86)	(92)	(144)
Restricted stock vesting	(137)	(115)	(121)
Change in federal statutory rate	—	—	20,274
Other, net	36	44	43
Total	$480	$2,030	$(31,899)

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

In addition, the Company has state net operating loss carryforwards (“NOLs”) of $31.8 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

See Note 14, “Income Taxes”, to the financial statements for additional discussion of our income taxes.

Analysis of Financial Condition

Total assets at December 31, 2019 were $1.25 billion compared with $1.07 billion at December 31, 2018, an increase of $176.1 million or 16.5%. This increase was primarily attributable to an increase in net loans of $161.5 million, which resulted from $124.7 million in outstanding loans at December 31, 2019 associated with the branch acquisition, as well as loan growth.

Total assets at December 31, 2018 were $1.07 billion compared with $970.8 million at December 31, 2017, an increase of $98.9 million or 10.2%. This increase was primarily attributable to an increase in net loans of $52.5 million as well as an increase in securities available for sale of $48.5 million.

Loans Receivable – Loans receivable increased $161.0 million, or 21.0%, during the year ended December 31, 2019, to $926.3 million. Our commercial and commercial real estate portfolios increased by an aggregate of $78.7 million, or 16.9%, during 2019 and comprised 58.8% of the total loan portfolio at December 31, 2019.

Loans receivable increased $53.1 million, or 7.5%, during the year ended December 31, 2018, to $765.2 million. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $50.2 million, or 12.1%, during 2018 and comprised 60.9% of the total loan portfolio at December 31, 2018.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$145,551	15.71%	$129,368	16.91%
Commercial Real Estate:
Construction	64,911	7.01	86,867	11.35
Farmland	79,118	8.54	77,937	10.18
Nonfarm nonresidential	255,459	27.58	172,177	22.50
Residential Real Estate:
Multi-family	70,950	7.66	49,757	6.50
1-4 Family	226,629	24.47	175,761	22.97
Consumer	47,790	5.16	39,104	5.11
Agriculture	35,064	3.79	33,737	4.41
Other	799	0.08	536	0.07
Total loans	$926,271	100.00%	$765,244	100.00%

	As of December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$113,771	15.98%	$97,761	15.29%	$86,176	13.93%
Commercial Real Estate:
Construction	57,342	8.05	36,330	5.68	33,154	5.36
Farmland	88,320	12.40	71,507	11.19	76,412	12.35
Nonfarm nonresidential	156,724	22.01	149,546	23.39	140,570	22.72
Residential Real Estate:
Multi-family	56,588	7.94	48,197	7.54	44,131	7.13
1-4 Family	179,222	25.17	188,092	29.42	201,478	32.57
Consumer	18,439	2.59	9,818	1.54	10,010	1.62
Agriculture	41,154	5.78	37,508	5.87	26,316	4.25
Other	555	0.08	477	0.08	419	0.07
Total loans	$712,115	100.00%	$639,236	100.00%	$618,666	100.00%

Lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower or guarantor was approximately $42.6 million at December 31, 2019.

The Bank had 14 and 13 loan relationships each with aggregate extensions of credit in excess of $10.0 million, all of which were classified as pass by the Bank’s internal loan review process at December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Bank had $64.1 million of loan participations purchased from, and $15.7 million of loan participations sold to, other banks. As of December 31, 2018, the Bank had $57.5 million of loan participations purchased from, and $20.1 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2019, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2019
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$6,633	$35,622	$11,948	$54,203
Commercial Real Estate:
Construction	4,489	6,083	3,839	14,411
Farmland	2,524	17,064	16,223	35,811
Nonfarm nonresidential	14,313	73,873	67,803	155,989
Residential Real Estate:
Multi-family	1,492	30,292	18,575	50,359
1-4 Family	5,439	21,291	89,110	115,840
Consumer	1,295	43,020	1,410	45,725
Agriculture	3,614	4,565	218	8,397
Other	—	400	324	724
Total fixed rate loans	$39,799	$232,210	$209,450	$481,459

Loans with floating rates:
Commercial	$18,706	$47,163	$25,479	$91,348
Commercial Real Estate:
Construction	9,297	30,509	10,694	50,500
Farmland	1,632	7,801	33,874	43,307
Nonfarm nonresidential	4,528	35,291	59,651	99,470
Residential Real Estate:
Multi-family	—	3,491	17,100	20,591
1-4 Family	2,138	10,641	98,010	110,789
Consumer	2,065	—	—	2,065
Agriculture	23,147	3,298	222	26,667
Other	—	—	75	75
Total floating rate loans	$61,513	$138,194	$245,105	$444,812

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)

Pass	$888,707	$745,604	$673,033	$586,430	$517,484
Watch	27,522	13,164	25,715	30,431	63,363
Special Mention	—	113	164	497	1,395
Substandard	10,042	6,363	13,203	21,878	36,424
Doubtful	—	—	—	—	—
Total	$926,271	$765,244	$712,115	$639,236	$618,666

Loans receivable increased $161.0 million, or 21.0%, during the year ended December 31, 2019. Since December 31, 2018, the pass category increased approximately $143.1 million, the watch category increased approximately $14.4 million, the special mention category declined approximately $113,000, and the substandard category increased approximately $3.7 million. The increase in watch category primarily related to $11.3 million in commercial loans migrating during 2019. The $3.7 million increase in loans classified as substandard was primarily driven by $3.4 million in principal payments received, $999,000 in charge-offs, and $2.0 million in loans upgraded from substandard, offset by $10.0 million in loans moved to substandard during 2019. These trends were considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Past Due Loans:
30-59 Days	$1,747	$1,593	$1,478	$2,302	$3,133
60-89 Days	670	331	171	315	241
90 Days and Over	—	—	1	—	—
Total Loans Past Due 30-90+ Days	2,417	1,924	1,650	2,617	3,374

Nonaccrual Loans	1,528	1,991	5,457	9,216	14,087
Total Past Due and Nonaccrual Loans	$3,945	$3,915	$7,107	$11,833	$17,461

Loans past due 30-59 days increased from $1.6 million at December 31, 2018 to $1.7 million at December 31, 2019, and loans past due 60-89 days increased from $331,000 at December 31, 2018 to $670,000 at December 31, 2019. This represents a $493,000 increase in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of our allowance for loan losses.

Nonaccrual loans decreased $463,000 from December 31, 2018 to December 31, 2019. This decrease was primarily driven by $1.7 million in paydowns, $992,000 in charge-offs, and $880,000 in loans returned to accrual status, offset by $3.1 million in loans placed on non-accrual. The $1.5 million in nonaccrual loans at December 31, 2019, and $2.0 million at December 31, 2018, were generally secured by farmland and 1-4 family residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

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

At December 31, 2019, the Bank had three restructured loans totaling $475,000 with borrowers who experienced deterioration in financial condition compared with two restructured loans totaling $910,000 at December 31, 2018. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2019 and December 31, 2018, the Bank had no restructured loans that had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties, commercial real estate properties, or farmland. At December 31, 2019 and December 31, 2018, all TDRs were performing according to their modified terms.

There were two modifications granted during 2019 that resulted in loans being identified as TDRs. There were no modifications granted during 2018 that resulted in loans being identified as TDRs. During the twelve months ended December 31, 2019, TDRs were reduced as a result of $726,000 in payments. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. Loans, including impaired loans, are placed on nonaccrual status when they become past due 90 days or more as to principal or interest, unless they are adequately secured and in the process of collection. Loans are considered impaired if full principal or interest payments are not anticipated in accordance with the contractual loan terms. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate or at the fair value of the collateral less cost to sell if the loan is collateral dependent. Loans are reviewed on a regular basis and normal collection procedures are implemented when a borrower fails to make a required payment on a loan. If the delinquency on a mortgage loan exceeds 120 days and is not cured through normal collection procedures or an acceptable arrangement is not agreed to with the borrower, management institutes measures to remedy the default, including commencing a foreclosure action. Consumer loans generally are charged off when a loan is deemed uncollectible and often before any available collateral has been disposed. Commercial business and real estate loan delinquencies are handled on an individual basis, generally with the advice of legal counsel.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Loans on nonaccrual status	$1,528	1,991	5,457	9,216	14,087
Troubled debt restructurings on accrual	475	910	1,217	5,350	17,440
Past due 90 days or more still on accrual	—	—	1	—	—
Total non-performing loans and TDRs on accrual	2,003	2,901	6,675	14,566	31,527
Real estate acquired through foreclosure	3,225	3,485	4,409	6,821	19,214
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$5,228	$6,386	$11,084	$21,387	$50,741

Non-performing loans and TDRs on accrual to total loans	0.22%	0.38%	0.94%	2.28%	5.10%
Non-performing assets and TDRs on accrual to total assets	0.42%	0.60%	1.14%	2.26%	5.35%
Allowance for non-performing loans	$48	$83	$108	$241	$295
Allowance for non-performing loans to non-performing loans and TDRs on accrual	2.40%	2.86%	1.62%	1.65%	0.94%

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $315,000, $274,000, and $465,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in thousands)
Balances at beginning of period	$8,880	$8,202	$8,967	$12,041	$19,364

Loans charged-off:
Real estate	322	450	750	2,157	5,050
Commercial	37	50	5	276	696
Consumer	663	95	51	99	221
Agriculture	266	13	95	18	118
Other	—	8	—	79	47
Total charge-offs	1,288	616	901	2,629	6,132

Recoveries:
Real estate	597	1,437	714	1,189	2,338
Commercial	106	261	59	334	723
Consumer	75	69	115	299	184
Agriculture	3	15	33	114	8
Other	3	12	15	69	56
Total recoveries	784	1,794	936	2,005	3,309
Net charge-offs (recoveries)	504	(1,178)	(35)	624	2,823
Provision (negative provision) for loan losses	—	(500)	(800)	(2,450)	(4,500)
Balance at end of period	$8,376	$8,880	$8,202	$8,967	$12,041

Allowance for loan losses to period-end loans	0.90%	1.16%	1.15%	1.40%	1.95%
Net charge-offs (recoveries) to average loans	0.06%	(0.16)%	(0.01)%	0.10%	0.44%
Allowance for loan losses to non-performing loans and TDRs on accrual	418.17%	306.10%	122.88%	61.16%	38.19%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance for loan losses is comprised of general reserves and specific reserves. The loan loss reserve, as a percentage of total loans at December 31, 2019, was 0.90% compared to 1.16% at December 31, 2018. Loans acquired in the branch transaction totaled $124.7 million at December 31, 2019, and were recorded at fair value as determined by an independent third party. The fair value reflects a credit-related adjustment of $1.4 million offset by an adjustment for other factors of $924,000. Any subsequent deterioration of these acquired loans may require an adjustment through the allowance for loan loss. New loans continue to be underwritten with lower loss expectations. Historical loss experience, risk grade classification metrics, charge-off levels, and past due trends remained stable between periods. The allowance for loan losses to non-performing loans was 418.17% at December 31, 2019, compared with 306.10% at December 31, 2018. Net charge-offs totaled $504,000 for 2019 compared to net recoveries of $1.2 million for 2018.

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

Based on prior charge-offs, the current recorded investments in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balances of those loans. The recorded investment net of the allocated allowance was 59.74% and 47.80% of the unpaid principal balance in the commercial real estate and residential real estate segments, respectively, at December 31, 2019.

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

As of December 31, 2019, $10.0 million of loans were classified as substandard, there were no loans classified as special mention, and no loans classified as doubtful or loss. This compares with $6.4 million of loans classified as substandard, $113,000 classified as special mention and no loans classified as doubtful or loss as of December 31, 2018. The $3.7 million increase in loans classified as substandard was primarily driven by $3.4 million in principal payments received, $2.0 million in loans upgraded from substandard, and $999,000 in charge-offs, offset by $10.0 million in loans moved to substandard during 2019. Substandard loans are primarily concentrated in the commercial portfolio. As of December 31, 2019, $401,000 of the allowance for loan losses was allocated to substandard loans. This compares to allocations of $266,000 in the allowance for loan losses related to substandard loans at December 31, 2018.

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

	As of December 31,
	2019		2018
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,710	15.71%	$1,299	16.91%
Commercial Real Estate:
Construction	363	7.01	419	11.35
Farmland	654	8.54	543	10.18
Nonfarm nonresidential	3,063	27.58	3,714	22.50
Residential Real Estate:
Multi-family	478	7.66	403	6.50
1-4 Family	1,265	24.47	2,049	22.97
Consumer	485	5.16	130	5.11
Agriculture	355	3.79	321	4.41
Other	3	0.08	2	0.07
Total	$8,376	100.0%	$8,880	100.0%

	As of December 31,
	2017		2016		2015
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$892	15.98%	$475	15.29%	$818	13.93%
Commercial Real Estate:
Construction	301	8.05	470	5.68	424	5.36
Farmland	449	12.40	288	11.19	364	12.35
Nonfarm nonresidential	3,282	22.01	4,136	23.39	6,205	22.72
Residential Real Estate:
Multi-family	627	7.94	610	7.54	422	7.13
1-4 Family	2,273	25.17	2,816	29.42	3,562	32.57
Consumer	64	2.59	8	1.54	122	1.62
Agriculture	313	5.78	162	5.87	122	4.25
Other	1	0.08	2	0.08	2	0.07
Total	$8,202	100.0%	$8,967	100.0%	$12,041	100.0%

Provision for Loan Losses – No provision for loan losses was recorded for the year ended December 31, 2019, compared with a negative provision for loan losses of $500,000 for 2018 and a negative provision for loan losses of $800,000 for 2017. Based upon historically strong trends in asset quality and management’s assessment of risk in the loan portfolio, no provision for loan losses was recorded in 2019. Asset quality improvement is evidenced by, among other things, loan risk category migration. The pass category increased approximately $143.1 million, the watch category increased approximately $14.4 million, the special mention category declined approximately $113,000 and the substandard category increased approximately $3.7 million. Additionally, non-accrual loans decreased $463,000 or 23.3% during 2019. Net charge-offs were $504,000 for 2019 compared to net recoveries of $1.2 million in 2018 and net recoveries of $35,000 in 2017. Management considers the size and volume of our portfolio as well as the credit quality of our loan portfolio based upon risk category classification when determining the loan loss provision for each period and the allowance for loan losses at period end.

Foreclosed Properties – Foreclosed properties at December 31, 2019 were $3.2 million compared with $3.5 million at December 31, 2018. See “Note 6 - Other Real Estate Owned,” to the financial statements. There was no acquisition or sale of OREO properties during 2019. Management values foreclosed properties at fair value less estimated cost to sell when acquired and expects to liquidate these properties to recover our investment in the due course of business.

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

The following table presents the major categories of OREO at the year-ends indicated:

	2019	2018	2017
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,225	$3,485	$4,335
Farmland	—	—	74
	$3,225	$3,485	$4,409

Net activity relating to other real estate owned during the years indicated is as follows:

	2019	2018	2017
	(in thousands)
OREO Activity
OREO as of January 1	$3,485	$4,409	$6,821
Real estate acquired	—	730	270
Valuation adjustment write-downs	(260)	(850)	(1,963)
Net gain on sale	—	72	74
Proceeds from sale of properties	—	(876)	(793)
OREO as of December 31	$3,225	$3,485	$4,409

Write-downs and operating expenses for OREO totaled $368,000 for the year ended December 31, 2019, compared with $868,000 in 2018 and $2.0 million in 2017.

During the year ended December 31, 2019, fair value write-downs of $260,000 were recorded compared with $850,000 for 2018 and $2.0 million for 2017. The write-downs recorded in each year reflect fair value write-downs due to updated appraisals, changes in marketing strategies, and reductions in listing prices for certain properties. There were no OREO sales in 2019, compared with $876,000 and $793,000 during 2018, and 2017, respectively. Management expects to resolve certain nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $7.8 million, or 3.9%, to $209.0 million at December 31, 2019, compared with $201.2 million at December 31, 2018.

The following table sets forth the carrying value of our securities portfolio at the dates indicated.

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$22,281	$196	$(147)	$22,330	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,831	—	(412)	49,419	49,942	—	(103)	49,839
State and municipal	27,819	550	(3)	28,366	32,841	230	(259)	32,812
Corporate bonds	16,472	213	—	16,685	9,890	127	(26)	9,991
Total available for sale	$207,672	$2,145	$(817)	$209,000	$203,642	$551	$(3,001)	$201,192

The following table sets forth the contractual maturities, fair values and weighted-average yields for our available for sale securities held at December 31, 2019:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$—	—%	$10,233	2.65%	$12,097	2.22%	$22,330	2.41%
Agency mortgage-backed: residential	—	—	5,550	2.50	10,284	2.29	76,366	2.67	92,200	2.62
Collateralized loan obligations	—	—	—	—	16,071	4.07	33,348	3.43	49,419	3.64
State and municipal	7,090	3.26	13,232	2.15	4,754	3.32	3,290	4.19	28,366	2.86
Corporate bonds	—	—	—	—	7,251	5.05	9,434	4.84	16,685	4.93
Total available for sale	$7,090	3.26%	$18,782	2.25%	$48,583	3.47%	$134,545	3.01%	$209,000	3.06%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities generally do not experience heavy prepayments of principal and consequently, average life will not be shortened. If interest rates begin to fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. Management limits purchases of these securities to bank qualified issues with high credit ratings. At this time, there are no holdings of this type in the portfolio. At December 31, 2019, 82.8% of the Bank’s agency mortgage-backed securities had contractual final maturities of more than ten years with a weighted average life of 19.1 years.

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

At December 31, 2019, $32.9 million and $16.5 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2019. All of the Bank’s CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

Deposits – The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates. In recent years, the Bank has been required by market conditions to rely increasingly on short to mid-term certificate accounts and other deposit alternatives, which are more responsive to market interest rates.

The Bank primarily relies on its banking office network to attract and retain deposits in its local markets and has in the past leveraged the online channel to attract out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect our ability to attract and retain deposits. During 2019, total deposits increased $132.7 million compared with 2018. During 2018, total deposits increased $47.2 million compared with 2017. The increase in deposits for 2019 was primarily related to the branch acquisition. The increase in deposits for 2018 was primarily in certificates of deposit balances as well as money market accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$151,299		$136,947		$129,088
Interest Checking	104,077	0.30%	90,583	0.13%	101,980	0.13%
Money Market	161,610	1.06	158,832	0.90	145,281	0.55
Savings	36,035	0.19	34,866	0.16	35,486	0.17
Certificates of Deposit	483,222	1.98	439,597	1.35	452,443	0.93
Total Deposits	$936,243		$860,825		$864,278
Weighted Average Rate		1.25%		0.88%		0.60%

The following table sets forth the average daily balances and weighted average rates paid for our certificates of deposit for the periods indicated:

	For the Years Ended December 31,
	2019		2018		2017
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)

Less than $250,000	$454,528	1.97%	$410,942	1.34%	$419,816	0.92%
$250,000 or more	28,694	2.16	28,655	1.51	32,627	1.01
Total	$483,222	1.98%	$439,597	1.35%	$452,443	0.93%

The following table shows at December 31, 2019 the amount of our time deposits of $250,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$15,067
Three months through six months	20,206
Six months through twelve months	8,449
Over twelve months	7,453
Total	$51,175

The Bank maintains competitive pricing on its deposit products, which Management believes allows it to retain a substantial percentage of our customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for lending and investment activities and for general business purposes. The Bank also uses borrowings from the FHLB of Cincinnati to supplement the pool of lendable funds, meet deposit withdrawal requirements and manage the terms of liabilities. FHLB borrowings are secured by the Bank’s stock in the FHLB, and substantially all of its first mortgage residential loans. At December 31, 2019, the Bank had $61.4 million outstanding from the FHLB and the capacity to increase borrowings by an additional $24.4 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to borrow on the security of such stock and certain of our home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness.

The following table sets forth information about our FHLB borrowings as of and for the periods indicated:

	December 31,
	2019	2018	2017
	(dollars in thousands)
Average balance outstanding	$35,038	$43,363	$9,184
Maximum amount outstanding at any month-end during the period	61,389	71,630	26,830
End of period balance	61,389	46,549	11,797
Weighted average interest rate:
At end of period	1.70%	2.45%	1.48%
During the period	2.31%	2.00%	1.31%

Junior Subordinated Debentures – At December 31, 2019, the Company had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)
Statutory Trust I	$3,000	2/13/2004	3-month LIBOR + 2.85%	$3,093	2/13/2034
Statutory Trust II	5,000	2/13/2004	3-month LIBOR + 2.85%	5,155	2/13/2034
Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,435	3/1/2037
	$21,000			$21,776

(1)	As of December 31, 2019, the 3-month LIBOR was 1.91%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at our option at their principal amount plus accrued interest.

The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. At December 31, 2019, the Company is current on all interest payments.

The Federal Reserve Board rules allow trust preferred securities issued prior to May 19, 2010 to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of our Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of our trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2019, the Company’s trust preferred securities totaled 22% of its Tier 1 capital and 0% of its Tier 2 capital.

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

Subordinated Capital Note - On July 23, 2019, the Company completed the issuance of a $17.0 million 10-year subordinated note. The note carries interest at a fixed rate of 5.75% for the first five years and qualifies as Tier 2 regulatory capital. The Company contributed $10.0 million of the proceeds to the Bank as Tier 1 capital, used $5.0 million to reduce senior debt, and retained the remaining proceeds for general corporate purposes.

Senior Debt – On June 30, 2017, the Company entered into a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. Proceeds of $5 million from the subordinated capital notes issued in 2019 were used to reduce the balance of the senior debt.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2019.

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

The Bank also borrows from the FHLB to supplement funding requirements. At December 31, 2019, the unused borrowing capacity with the FHLB was $24.4 million. Borrowings are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing line from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2019, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, service junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. At December 31, 2019, cash on hand totaled $4.8 million, of which, $88,000 is held in escrow by the Company’s senior debt holder to service interest payments.

Capital

Stockholders’ equity increased $13.7 million to $105.8 million at December 31, 2019, compared with $92.1 million at December 31, 2018. The increase was due primarily to current year net income $10.5 million, as well as other comprehensive income for the year of $2.9 million.

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

The following table shows the ratios of Tier 1 capital, common equity Tier 1, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at December 31, 2019:

	Regulatory Minimums	Well-Capitalized Minimums	Limestone Bank

Tier 1 capital	6.0%	8.0%	11.25%
Common equity Tier 1 capital	4.5	6.5	11.25
Total risk-based capital	8.0	10.0	12.08
Tier 1 leverage ratio	4.0	5.0	9.99

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

Off Balance Sheet Arrangements

In the normal course of business, the Bank enters into various transactions, which, in accordance with GAAP, are not included in the Company’s consolidated balance sheets. The Bank enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2019 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect our actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$49,105	$45,536	$10,919	$45,578	$151,138
Standby letters of credit	3,684	11	—	—	3,695
Total	$52,789	$45,547	$10,919	$45,578	$154,833

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

Risk Participation Agreements – In connection with the purchase of loan participations, the Bank has entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2019 and December 31, 2018.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$389,349	$59,468	$27,422	$295	$476,534
FHLB borrowing (1)	60,484	818	80	7	61,389
Operating leases	510	541	532	3,721	5,304
Junior subordinated debentures	—	—	—	21,000	21,000
Subordinated capital note	—	—	—	17,000	17,000
Senior debt	500	4,500	—	—	5,000
Total	$450,843	$65,327	$28,034	$42,023	$586,227

(1)	Fixed rate borrowings with rates ranging from 0% to 5.24%, and maturities ranging from 2020 through 2033, averaging 1.70%.

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

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 2.3% at December 31, 2019 compared with an increase of 2.0% at December 31, 2018.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2019, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(2,024)	(5.1)%
+ 100 basis points	(934)	(2.3)
- 100 basis points	83	0.2
- 200 basis points	291	0.7

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

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2019, which management anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While management believes such assumptions are reasonable, management cannot provide assurance that assumed repricing rates will approximate actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Federal funds sold and short-term investments	$21,962	$—	$—	$—	$—	$—	$21,962
Investment securities	84,993	6,608	14,687	63,822	37,597	1,293	209,000
FHLB stock	6,237	—	—	—	—	—	6,237
Loans, net of allowance	346,609	63,754	109,897	357,414	48,597	(8,376)	917,895
Fixed and other assets	—	—	—	—	—	90,685	90,685
Total assets	$459,801	$70,362	$124,584	$421,236	$86,194	$83,602	$1,245,779

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$362,890	$—	$—	$—	$—	$—	$362,890
Certificates of deposit	180,602	136,839	72,163	86,634	296	—	476,534
Borrowed funds	86,021	577	265	17,514	12	—	104,389
Other liabilities	—	—	—	—	—	196,216	196,216
Stockholders’ equity	—	—	—	—	—	105,750	105,750
Total liabilities and stockholders’ equity	$629,513	$137,416	$72,428	$104,148	$308	$301,966	$1,245,779
Period gap	$(169,712)	$(67,054)	$52,156	$317,088	$85,886
Cumulative gap	$(169,712)	$(236,766)	$(184,610)	$132,478	$218,364

Period gap to total assets	(13.62)%	(5.38)%	4.19%	25.45%	6.89%
Cumulative gap to total assets	(13.62)%	(19.00)%	(14.81)%	10.64%	17.53%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	73.04%	69.13%	78.01%	114.04%	123.14%

The one-year cumulative gap position as of December 31, 2019 was negative $184.6 million or 14.8% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of the Company’s position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, Management believes that as of December 31, 2019, the Company’s internal control over financial reporting was effective in achieving the objectives stated above. Crowe LLP has issued its report on the audited 2019 consolidated financial statements and attestation report on the effectiveness of the Company’s internal control over financial reporting in its report dated February 28, 2020 that follows under the heading "Report of Independent Registered Public Accounting Firm."

John T. Taylor

Chief Executive Officer

Phillip W. Barnhouse

Chief Financial Officer

February 28, 2020

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Limestone Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Limestone Bancorp, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Louisville, Kentucky

February 28, 2020

LIMESTONE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2019	2018
Assets
Cash and due from banks	$8,241	$6,963
Interest bearing deposits in banks	21,962	28,398
Cash and cash equivalents	30,203	35,361
Securities available for sale	209,000	201,192
Loans, net of allowance of $8,376 and $8,880, respectively	917,895	756,364
Premises and equipment, net	19,658	14,655
Premises held for sale	900	1,050
Other real estate owned	3,225	3,485
Federal Home Loan Bank stock	6,237	7,233
Bank owned life insurance	16,037	15,646
Deferred taxes, net	27,765	29,282
Goodwill	6,252	—
Other intangible assets, net	2,500	—
Accrued interest receivable and other assets	6,107	5,424
Total assets	$1,245,779	$1,069,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$187,551	$142,618
Interest bearing	839,424	751,613
Total deposits	1,026,975	894,231
Federal Home Loan Bank advances	61,389	46,549
Accrued interest payable and other liabilities	8,665	5,815
Junior subordinated debentures	21,000	21,000
Subordinated capital note	17,000	—
Senior debt	5,000	10,000
Total liabilities	1,140,029	977,595
Commitments and contingent liabilities (Note 18)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,251,975 and 6,242,720 voting, and 1,220,000 and 1,220,000 non-voting shares issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,508	24,287
Retained deficit	(55,683)	(66,201)
Accumulated other comprehensive loss	(3,714)	(6,628)
Total common stockholders’ equity	105,750	92,097
Total liabilities and stockholders’ equity	$1,245,779	$1,069,692

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2019	2018	2017
Interest income
Loans, including fees	$42,153	$37,342	$31,866
Taxable securities	6,269	4,880	4,399
Tax exempt securities	326	383	571
Federal funds sold and other	836	856	686
	49,584	43,461	37,522
Interest expense
Deposits	11,657	7,549	5,190
Federal Home Loan Bank advances	810	867	120
Senior debt	329	389	194
Junior subordinated debentures	1,005	946	753
Subordinated capital note	433	39	148
	14,234	9,790	6,405
Net interest income	35,350	33,671	31,117
Negative provision for loan losses	—	(500)	(800)
Net interest income after negative provision for loan losses	35,350	34,171	31,917

Non-interest income
Service charges on deposit accounts	2,381	2,355	2,253
Bank card interchange fees	2,438	1,831	1,521
Income from bank owned life insurance	410	437	412
Net gain (loss) on sales and calls of investment securities	(5)	(6)	288
Other	694	1,162	930
	5,918	5,779	5,404
Non-interest expense
Salaries and employee benefits	16,233	15,489	15,090
Occupancy and equipment	3,522	3,586	3,420
Professional fees	769	814	978
Marketing expense	908	1,114	1,098
FDIC insurance	211	557	1,412
Data processing expense	1,259	1,192	1,256
State franchise and deposit tax	1,210	1,118	956
Deposit account related expense	1,224	823	896
Other real estate owned expense	368	868	1,973
Litigation and loan collection expense	189	245	179
Communications expense	772	701	722
Insurance expense	444	478	540
Postage and delivery	544	364	395
Acquisition costs	775	—	—
Other	1,842	1,777	1,852
	30,270	29,126	30,767
Income before income taxes	10,998	10,824	6,554
Income tax expense (benefit)	480	2,030	(31,899)
Net income	10,518	8,794	38,453
Basic and diluted income per common share	$1.41	$1.23	$6.15

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2019	2018	2017
Net income	$10,518	$8,794	$38,453
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	3,773	(1,652)	1,141
Transfer of investment securities from held to maturity to available for sale	—	—	702
Amortization during the period of net unrealized loss transferred to held to maturity	—	—	119
Less reclassification adjustment for gains (losses) included in net income (loss)	(5)	(6)	288
Net unrealized gain (loss) recognized in comprehensive income	3,778	(1,646)	1,674
Tax effect	(864)	347	(587)
Other comprehensive income (loss)	2,914	(1,299)	1,087

Comprehensive income	$13,432	$7,495	$39,540

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common
	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, December 31, 2016	6,198	4,304	4,632,933	1,591,600	6,224,533	$1,644	$1,127	$125,729	$24,097	$(113,561)	$(6,303)	$32,733
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	37,865	—	37,865	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	(1,316)	—	(1,316)	—	—	—	—	—	—	—
Reverse stock split rounding shares	—	—	(1,218)	—	(1,218)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	400	—	—	400
Net income	—	—	—	—	—	—	—	—	—	38,453	—	38,453
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	1,087	1,087
Non-voting shares converted to voting	—	—	1,371,600	(1,371,600)	—	—	—	—	—	—	—	—
Balances, December 31, 2017	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	52,856	—	52,856	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	524	—	—	524
Net income	—	—	—	—	—	—	—	—	—	8,794	—	8,794
Reclassification of disproportionate tax effect due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances, December 31, 2018	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	13,503	—	13,503	—	—	—	(314)	—	—	(314)
Forfeited unvested stock	—	—	(4,248)	—	(4,248)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	535	—	—	535
Net income	—	—	—	—	—	—	—	—	—	10,518	—	10,518
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	2,914	2,914
Balances, December 31, 2019	—	—	6,251,975	1,220,000	7,471,975	$—	$—	$140,639	$24,508	$(55,683)	$(3,714)	$105,750

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2019	2018	2017
Cash flows from operating activities
Net income	$10,518	$8,794	$38,453
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	1,669	1,080	1,239
Negative provision for loan losses	—	(500)	(800)
Net amortization on securities	700	865	1,246
Stock-based compensation expense	535	524	400
Deferred taxes, net	653	2,376	(31,899)
Net gain on sales of loans held for sale	—	(1)	(46)
Origination of loans held for sale	—	—	(2,859)
Proceeds from sales of loans held for sale	—	71	2,835
Net gain on sales of other real estate owned	—	(72)	(74)
Net write-down of other real estate owned	260	850	1,963
Net realized (gain) loss on sales and calls of investment securities	5	6	(288)
Net (gain) loss on sale of premises and equipment	(1)	(692)	3
Impairment on premises held for sale	150	392	—
Increase in cash surrender value of life insurance, net of premium expense	(391)	(417)	(391)
Amortization of operating lease right-of-use assets	185	—	—
Net change in accrued interest receivable and other assets	(302)	(491)	2,079
Net change in accrued interest payable and other liabilities	(763)	(155)	(9,854)
Net cash from operating activities	13,218	12,630	2,007

Cash flows from investing activities
Purchases of available for sale securities	(29,169)	(77,159)	(21,112)
Proceeds from sales and calls of available for sale securities	5,351	6,054	41,686
Proceeds from maturities and prepayments of available for sale securities	19,083	20,116	21,838
Proceeds from calls of held to maturity securities	—	—	47
Proceeds from maturities of held to maturity securities	—	—	145
Proceeds from sale of other real estate owned	—	876	793
Proceeds from mandatory redemption of Federal Home Loan Bank stock	996	90	—
Net changes in loans	(35,538)	(52,885)	(73,202)
Proceeds from sale of premises and equipment	1	1,590	331
Purchases of premises and equipment	(1,321)	(1,168)	(284)
Net cash paid for acquisition	(5,280)	—	—
Net cash from investing activities	(45,877)	(102,486)	(29,758)

Cash flows from financing activities
Net change in deposits	975	47,207	(2,901)
Repayment of Federal Home Loan Bank advances	(160,160)	(120,248)	(55,661)
Advances from Federal Home Loan Bank	175,000	155,000	45,000
Repayment of subordinated capital note	—	(2,250)	(900)
Proceeds from issuance of subordinated capital note	17,000	—	—
Proceeds from senior debt	—	—	10,000
Repayment of senior debt	(5,000)	—	—
Proceeds from issuance of common stock, net	—	14,910	—
Common shares withheld for taxes	(314)	—	—
Redemption of preferred stock	—	(3,505)	—
Net cash from financing activities	27,501	91,114	(4,462)
Net change in cash and cash equivalents	(5,158)	1,258	(32,213)
Beginning cash and cash equivalents	35,361	34,103	66,316
Ending cash and cash equivalents	$30,203	$35,361	$34,103

Supplemental cash flow information:
Interest paid	$13,763	$10,607	$5,665
Income taxes paid (refunded)	(346)	—	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	$730	$270
Transfer from premises and equipment to premises and equipment held for sale	—	1,050	—
Transfer from held to maturity to available for sale securities	—	—	41,380
AOCI component of transfer from held to maturity to available for sale, net of tax	—	—	456
Initial recognition of right-of-use lease assets	507	—	—

See accompanying notes.

LIMESTONE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation – The consolidated financial statements include Limestone Bancorp, Inc. (Company) and its subsidiary, Limestone Bank, Inc. (Bank). The Company owns a 100% interest in the Bank.

The Company provides financial services through its offices in south central, southern, and western Kentucky, Lexington, Louisville, and Frankfort. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, agricultural, and real estate loans. Substantially all loans are collateralized by specific items of collateral including business assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, borrowers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. Other financial instruments which potentially represent concentrations of credit risk include deposit accounts in other financial institutions, federal funds sold, municipal securities, collateralized loan obligations, corporate securities, and bank owned life insurance.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

Cash and Cash Equivalents – For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions as well as interest bearing deposits in banks that mature within one year and are carried at cost to be cash equivalents. Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve Bank of St. Louis or maintained in vault cash in accordance with regulatory reserve requirements. The balance requirements were $10.1 million and $7.4 million at December 31, 2019 and 2018, respectively.

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

Management analyzes key relevant risk characteristics for each portfolio segment having determined that loans in each segment possess similar general risk characteristics that are analyzed in connection with loan underwriting processes and procedures. In determining the allocated allowance, the weighted average loss rates over the most recent five years are used with equal weighting. Commercial real estate qualitative adjustment considerations include trends in the markets for underlying collateral values, risks related to tenant rents, and economic factors such as decreased sales demand, elevated inventory levels, and declining collateral values. Residential real estate loan considerations include macro-economic factors such as unemployment rates, trends in vacancy rates, and home value trends. The commercial and agricultural portfolio qualitative adjustments are related to economic and portfolio performance trends. The agricultural, consumer and other portfolios are less significant in terms of size and risk is assessed based on the smaller dollar size of these loans and the geographical areas where the collateral is located.

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

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives generally ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line or accelerated method with useful lives generally ranging from 3 to 10 years.

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

Goodwill and Other Intangible Assets – Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Bank has selected November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

Other intangible assets consist of a core deposit intangible asset arising from a branch acquisition and is amortized on an accelerated method over its estimated useful life of 13 years.

Benefit Plans – Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Stock-Based Compensation – Compensation cost is recognized for unvested stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation cost net of forfeitures as they occur.

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

Earnings Per Common Share – Basic earnings per common share are net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, warrants, and any convertible securities. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Earnings Allocated to Participating Securities – The Company has issued and outstanding unvested common shares to employees and directors through the stock incentive plan. Earnings are allocated to these participating securities based on their percentage of total issued and outstanding shares.

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

New Accounting Standards – In February 2016, the FASB issued an update ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees are required to recognize the following for all leases, with the exception of short-term leases, at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. Based on the Company’s existing lease agreements on January 1, 2019, the impact of adopting the new guidance on the consolidated financial statements was the recording of a $507,000 lease liability and a right of use asset, which is included in other liabilities and premises and equipment, respectively, on the consolidated balance sheet. The adoption of this ASU did not have a meaningful impact on the Company’s performance metrics, including regulatory capital ratios and return on average assets. Disclosures about the Company’s leasing activities are presented in Note 5 – Leases.

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

In January 2017, the FASB amended ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under this amendment, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The amendments are effective for public business entities for the first interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has goodwill from the 2019 branch acquisition and will perform an annual impairment test or more frequently if changes or circumstances occur that would more likely than not reduce the fair value of the reporting unit below its carrying value. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019	(in thousands)
Available for sale
U.S. Government and federal agency	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200
Collateralized loan obligations	49,831	—	(412)	49,419
State and municipal	27,819	550	(3)	28,366
Corporate bonds	16,472	213	—	16,685
Total available for sale	$207,672	$2,145	$(817)	$209,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018	(in thousands)
Available for sale
U.S. Government and federal agency	$23,280	$2	$(722)	$22,560
Agency mortgage-backed: residential	87,689	192	(1,891)	85,990
Collateralized loan obligations	49,942	—	(103)	49,839
State and municipal	32,841	230	(259)	32,812
Corporate bonds	9,890	127	(26)	9,991
Total available for sale	$203,642	$551	$(3,001)	$201,192

Sales and calls of securities were as follows:

	2019	2018	2017
	(in thousands)
Proceeds	$5,351	$6,054	$41,733
Gross gains	1	—	449
Gross losses	6	6	161

The tax provision related to net gains and losses realized on sales was an income tax benefit of $1,000 for 2019, an income tax benefit of $1,000 for 2018, and income tax expense of $101,000 for 2017.

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	December 31, 2019
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$49,398	$49,152
One to five years	38,081	38,524
Five to ten years	26,085	26,285
Beyond ten years	2,839	2,839
Agency mortgage-backed: residential	91,269	92,200
Total	$207,672	$209,000

Securities pledged at year-end 2019 and 2018 had carrying values of approximately $75.8 million and $64.4 million, respectively, and were pledged to secure public deposits.

At December 31, 2019 and 2018, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $14.5 million and $15.3 million, respectively. At year-end 2019, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

At December 31, 2019, $32.9 million and $16.5 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2019. All of our CLOs are floating rate, with rates set on a quarterly basis at three month LIBOR plus a spread.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2019, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at December 31, 2019 and December 31, 2018, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2019
Available for sale
U.S. Government and federal agency	$12,567	$(147)	$—	$—	$12,567	$(147)
Agency mortgage-backed: residential	18,457	(97)	10,665	(158)	29,122	(255)
Collateralized loan obligations	9,539	(46)	35,336	(366)	44,875	(412)
State and municipal	911	(3)	—	—	911	(3)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$41,474	$(293)	$46,001	$(524)	$87,475	$(817)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2018
Available for sale
U.S. Government and federal agency	$3,431	$(57)	$17,212	$(665)	$20,643	$(722)
Agency mortgage-backed: residential	30,229	(343)	40,932	(1,548)	71,161	(1,891)
Collateralized loan obligations	48,294	(103)	—	—	48,294	(103)
State and municipal	6,133	(29)	7,252	(230)	13,385	(259)
Corporate bonds	3,569	(26)	—	—	3,569	(26)
Total temporarily impaired	$91,656	$(558)	$65,396	$(2,443)	$157,052	$(3,001)

NOTE 3 – LOANS

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	2019	2018
	(in thousands)
Commercial	$145,551	$129,368
Commercial Real Estate:
Construction	64,911	86,867
Farmland	79,118	77,937
Nonfarm nonresidential	255,459	172,177
Residential Real Estate:
Multi-family	70,950	49,757
1-4 Family	226,629	175,761
Consumer	47,790	39,104
Agriculture	35,064	33,737
Other	799	536
Subtotal	926,271	765,244
Less: Allowance for loan losses	(8,376)	(8,880)
Loans, net	$917,895	$756,364

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019, 2018, and 2017:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2019:	(in thousands)
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	342	(622)	(958)	943	297	(2)	–
Loans charged off	(37)	(47)	(275)	(663)	(266)	–	(1,288)
Recoveries	106	73	524	75	3	3	784
Ending balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2018:	(in thousands)
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	196	(192)	(599)	92	6	(3)	(500)
Loans charged off	(50)	(198)	(252)	(95)	(13)	(8)	(616)
Recoveries	261	1,034	403	69	15	12	1,794
Ending balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2017:	(in thousands)
Beginning balance	$475	$4,894	$3,426	$8	$162	$2	$8,967
Provision (negative provision)	363	(1,223)	(129)	(8)	213	(16)	(800)
Loans charged off	(5)	(58)	(692)	(51)	(95)	–	(901)
Recoveries	59	419	295	115	33	15	936
Ending balance	$892	$4,032	$2,900	$64	$313	$1	$8,202

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$37	$2	$–	$–	$–	$42
Collectively evaluated for impairment	1,707	4,043	1,741	485	355	3	8,334
Total ending allowance balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376

Loans:
Loans individually evaluated for impairment	$74	$1,064	$892	$98	$42	$–	$2,170
Loans collectively evaluated for impairment	145,477	398,424	296,687	47,692	35,022	799	924,101
Total ending loans balance	$145,551	$399,488	$297,579	$47,790	$35,064	$799	$926,271

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2019:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$138	$50	$—	$57	$3	$3
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	380	293	—	179	23	23
Nonfarm nonresidential	1,057	489	—	295	34	3
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,679	745	—	1,402	219	191
Consumer	309	98	—	56	6	6
Agriculture	304	42	—	47	3	3
Other	—	—	—	—	—	—
Subtotal	3,867	1,717	—	2,036	288	229
With An Allowance Recorded:
Commercial	24	24	3	15	2	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	282	282	37	236	9	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	183	147	2	459	6	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	489	453	42	710	17	—
Total	$4,356	$2,170	$42	$2,746	$305	$229

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$120	$53	$—	$125	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	1,860	89	—	1,156	360	360
Nonfarm nonresidential	402	262	—	327	19	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	2,678	1,628	—	1,964	—	—
Consumer	12	—	—	1	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	5,072	2,032	—	3,573	379	360
With An Allowance Recorded:
Commercial	—	—	—	60	3	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	159	159	35	100	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	720	720	168	1,111	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	879	879	203	1,271	3	—
Total	$5,951	$2,911	$203	$4,844	$382	$360

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of December 31, 2019 and 2018:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$400	$—	$400
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$475	$—	$475

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2018
Commercial Real Estate:
Nonfarm nonresidential	$190	$—	$190
Residential Real Estate:
1-4 Family	720	—	720
Total TDRs	$910	$—	$910

At December 31, 2019 and 2018, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 and $168,000 as of December 31, 2019 and 2018, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts as of December 31, 2019 or December 31, 2018 to customers with outstanding loans that are classified as TDRs.

The following table presents a summary of the TDR loan modifications by portfolio segment that occurred during the twelve months ended December 31, 2019:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$215	$—	$215
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$290	$—	$290

As of December 31, 2019, 100% of the Company’s TDRs that occurred during 2019 were performing in accordance with their modified terms. The Company has allocated $1,000 in reserves to customers whose loan terms have been modified during 2019. For modifications occurring during the twelve months ended December 31, 2019, the post-modification balances approximate the pre-modification balances. There were no modifications during the twelve months ended December 31, 2018.

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

During the years ended December 31, 2019, 2018, and 2017, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2019 and 2018:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2019	2018	2019	2018
	(in thousands)

Commercial	$50	$53	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	431	249	—	—
Nonfarm nonresidential	90	61	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	817	1,628	—	—
Consumer	98	—	—	—
Agriculture	42	—	—	—
Other	—	—	—	—
Total	$1,528	$1,991	$—	$—

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2019 and 2018:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2019
Commercial	$14	$3	$—	$50	$67
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	274	—	—	431	705
Nonfarm nonresidential	206	—	—	90	296
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,162	503	—	817	2,482
Consumer	91	164	—	98	353
Agriculture	—	—	—	42	42
Other	—	—	—	—	—
Total	$1,747	$670	$—	$1,528	$3,945

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2018
Commercial	$39	$—	$—	$53	$92
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	244	107	—	249	600
Nonfarm nonresidential	—	52	—	61	113
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,299	137	—	1,628	3,064
Consumer	8	35	—	—	43
Agriculture	3	—	—	—	3
Other	—	—	—	—	—
Total	$1,593	$331	$—	$1,991	$3,915

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2019 and 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2019
Commercial	$130,312	$11,280	$—	$3,959	$—	$145,551
Commercial Real Estate:
Construction	64,911	—	—	—	—	64,911
Farmland	71,503	6,663	—	952	—	79,118
Nonfarm nonresidential	245,995	6,986	—	2,478	—	255,459
Residential Real Estate:
Multi-family	70,950	—	—	—	—	70,950
1-4 Family	221,727	2,420	—	2,482	—	226,629
Consumer	47,657	5	—	128	—	47,790
Agriculture	34,853	168	—	43	—	35,064
Other	799	—	—	—	—	799
Total	$888,707	$27,522	$—	$10,042	$—	$926,271

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2018
Commercial	$129,106	$141	$—	$121	$—	$129,368
Commercial Real Estate:
Construction	86,867	—	—	—	—	86,867
Farmland	74,054	2,741	—	1,142	—	77,937
Nonfarm nonresidential	169,551	1,983	—	643	—	172,177
Residential Real Estate:
Multi-family	44,697	5,060	—	—	—	49,757
1-4 Family	169,342	2,209	113	4,097	—	175,761
Consumer	38,768	11	—	325	—	39,104
Agriculture	32,683	1,019	—	35	—	33,737
Other	536	—	—	—	—	536
Total	$745,604	$13,164	$113	$6,363	$—	$765,244

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2019	2018
	(in thousands)
Land and buildings	$21,228	$19,974
Furniture and equipment	8,884	7,420
Leased right-of-use asset	3,070	—
	33,182	27,394
Accumulated depreciation	(13,524)	(12,739)
	$19,658	$14,655

See ‘Note 5 – Leases’ for additional details regarding the Bank’s leased right-of-use asset and lease liability.

Depreciation expense was $801,000, $833,000 and $955,000 for 2019, 2018 and 2017, respectively.

NOTE 5 – LEASES

Effective January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As of January 1, 2019, the Company had two leases. During 2019, the Company assumed three leases as a result of the branch transaction, and also commenced the lease for a new branch in Lexington. As of December 31, 2019, the Company leases real estate for six branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2055, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of December 31, 2019.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. This methodology will be continued for the commencement of any subsequent lease agreements. The weighted average discount rate for the leases was 5.46% as of December 31, 2019.

Total rental expense was $294,000 for the year ended December 31, 2019. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $3.1 million as of December 31, 2019.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2019 (in thousands):

2019

2020	$510
2021	279
2022	262
2023	266
2024	266
Thereafter	3,721
Total minimum lease payments	5,304
Discount effect of cash flows	(2,234)
Present value of lease liabilities	$3,070

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

The following table presents the major categories of OREO at the period-ends indicated:

	2019	2018
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	3,225	3,485
	$3,225	$3,485

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $172,000 and $771,000 at December 31, 2019 and December 31, 2018, respectively.

Activity relating to OREO during the years indicated is as follows:

	2019	2018	2017
	(in thousands)
OREO Activity
OREO as of January 1	$3,485	$4,409	$6,821
Real estate acquired	—	730	270
Valuation adjustment write-downs	(260)	(850)	(1,963)
Net gain on sale	—	72	74
Proceeds from sale of properties	—	(876)	(793)
OREO as of December 31	$3,225	$3,485	$4,409

Expenses related to OREO include:

	2019	2018	2017
	(in thousands)
Net gain on sales	$—	$(72)	$(74)
Valuation adjustment write-downs	260	850	1,963
Operating expense	108	90	84
Total	$368	$868	$1,973

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s acquired goodwill and intangible assets as of December 31, 2019 (in thousands):

	2019
	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—
Core deposit intangibles	2,500	—
Total	$8,752	$—

During 2019, the Company recorded $6.3 million of goodwill related to a branch acquisition transaction (see Note 23). Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. The Company has selected November 30 as the date to perform the annual impairment test. No goodwill impairment charges were recorded in 2019. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The core deposit intangible asset is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. The Company did not record any intangible amortization expense during 2019.

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows (in thousands):

Amortization Expense
2020	$256
2021	256
2022	256
2023	256
2024	256
Thereafter	1,220
$2,500

NOTE 8 – DEPOSITS

The following table details deposits by category:

	December 31, 2019	December 31, 2018
	(in thousands)
Non-interest bearing	$187,551	$142,618
Interest checking	146,038	94,269
Money market	160,837	171,924
Savings	56,015	34,534
Certificates of deposit	476,534	450,886
Total	$1,026,975	$894,231

Time deposits of $250,000 or more were approximately $51.2 million and $38.9 million at year-end 2019 and 2018, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2020	$389,349
2021	49,858
2022	9,610
2023	16,017
2024	11,405
Thereafter	295
$476,534

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)

Short term advances (fixed rates 1.66% to 1.76%) maturing January 2020	$60,000	$45,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	1,389	1,549
Total advances from the Federal Home Loan Bank	$61,389	$46,549

FHLB advances had a weighted-average rate of 1.70% at December 31, 2019 and 2.45% at December 31, 2018. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2019 or 2018. The advances were collateralized by approximately $166.0 million and $130.4 million of first mortgage loans, under a blanket lien arrangement at December 31, 2019 and December 31, 2018, respectively. At December 31, 2019, our additional borrowing capacity with the FHLB was $24.4 million.

Scheduled principal payments during the next five years and thereafter (in thousands):

Advances
2020	$60,484
2021	718
2022	100
2023	59
2024	21
Thereafter	7
$61,389

At year-end 2019, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

NOTE 10 – JUNIOR SUBORDINATED DEBENTURES

The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At December 31, 2019, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of December 31, 2019, the 3-month LIBOR was 1.91%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

NOTE 11 – SUBORDINATED CAPITAL NOTE

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

NOTE 12 – SENIOR DEBT

On June 30, 2017, the Company entered into a $10.0 million senior secured loan agreement with a commercial bank. The loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. As of December 31, 2019, the interest rate was 4.60%. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. Proceeds of $5.0 million from the subordinated capital notes issued in 2019 were used to reduce the outstanding balance of the senior debt.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of December 31, 2019.

NOTE 13 – OTHER BENEFIT PLANS

401(k) Plan – The Company’s 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service. For 2019 and 2018, the Company matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed by employees. In 2017, the Company matched 50% of the first 4% of compensation contributed. The Company, at its discretion, may make additional contributions. Total contributions made by the Company to the plan totaled approximately $362,000, $347,000 and $200,000 in 2019, 2018 and 2017, respectively.

Supplemental Executive Retirement Plan – The Company had a supplemental executive retirement plan covering certain executive officers. Under the plan, the Company pays each participant, or their beneficiary, a specific defined benefit amount over 10 years, beginning with the individual’s retirement or early termination of service for reasons other than cause. A liability is accrued for the obligation under these plans. The expense incurred for the plan was $6,000, $77,000 and $121,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company approved the termination of the plan effective January 31, 2018. As a result of the termination, the plan was liquidated with all benefits paid in a lump sum to the participants on February 1, 2019. No additional expenses were incurred as a result of the plan termination. The related liability was $1.3 million at December 31, 2018 and was included in other liabilities on the balance sheet.

The Company purchased life insurance on the participants of the plan. The cash surrender value of all insurance policies was $16.0 million and $15.6 million at December 31, 2019 and 2018, respectively. Income earned from the cash surrender value of life insurance totaled $410,000, $437,000 and $412,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 14 – INCOME TAXES

Income tax expense (benefit) was as follows:

	2019	2018	2017
	(in thousands)
Current	$(173)	$(346)	$—
Deferred	505	121	2,523
Net operating loss	1,725	2,255	(647)
Establish state deferred tax asset	(1,577)	—	—
Change in federal statutory rate	—	—	20,274
Change in valuation allowance	—	—	(54,049)
	$480	$2,030	$(31,899)

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

In addition, the Company has state net operating loss carryforwards (“NOLs”) of $31.8 million, which were previously subject to a full valuation allowance and will begin to expire in 2025. In April 2019, tax legislation was enacted which allowed for certain Kentucky NOLs to be utilized in a combined filing return. Therefore, the Company will begin filing a Kentucky combined filing in 2021 and, as a result, a state NOL tax benefit, net of federal impact, of $1.2 million, or approximately $0.16 per basic and diluted share, was recognized in the second quarter of 2019.

Effective tax rates differ from federal statutory rate applied to income (loss) before income taxes due to the following:

	2019	2018	2017
	(in thousands)
Federal statutory rate	21%	21%	35%
Federal statutory rate times financial statement income (loss)	$2,310	$2,273	$2,294
Effect of:
Valuation allowance	—	—	(54,049)
Tax-exempt income	(66)	(80)	(196)
Establish state deferred tax asset	(1,577)	—	—
Non-taxable life insurance income	(86)	(92)	(144)
Restricted stock vesting	(137)	(115)	(121)
Change in federal statutory rate	—	—	20,274
Other, net	36	44	43
Total	$480	$2,030	$(31,899)

Year-end deferred tax assets and liabilities were due to the following:

	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$22,915	$24,507
Allowance for loan losses	2,090	1,865
OREO write-down	2,665	2,611
Alternative minimum tax credit carry-forward	173	346
Net assets from acquisitions	228	290
Net unrealized loss on securities	—	515
New market tax credit carry-forward	208	208
Nonaccrual loan interest	303	235
Accrued expenses	102	239
Deferred compensation	—	267
Lease liability	766	—
Other	309	241
	29,759	31,324

Deferred tax liabilities:
FHLB stock dividends	563	557
Fixed assets	57	94
Deferred loan costs	170	136
Net unrealized gain on securities	331	—
Lease right-of-use assets	766	—
Other	107	138
	1,994	925
Net deferred tax assets before valuation allowance	27,765	30,399
Valuation allowance	—	(1,117)
Net deferred tax assets before valuation allowance	$27,765	$29,282

At December 31, 2019, the Company had federal net operating loss carryforwards of $103.1 million, which will begin to expire in 2032, and state net operating loss carryforwards of $31.8 million, which will begin to expire in 2025. As of December 31, 2019, a total of $173,000 in alternative minimum tax credit carry-forward was reclassified to other assets as it is currently refundable for the 2019 tax year.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2019 or December 31, 2018 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, the Company adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of this plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, as amended November 25, 2019, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights plan was extended in May 2018 to expire upon the earlier of (i) June 30, 2021, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

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

NOTE 15 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2019 were as follows (in thousands):

Beginning balance	$14,191
New loans and advances	6,247
Repayments	(8,046)
Ending balance	$12,392

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2019 and 2018 were $505,000 and $178,000, respectively.

Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO. Hogan Development Company is owned by W. Glenn Hogan, a director. The agreement with Hogan Development Company is periodically reviewed and evaluated by the Audit Committee. The Bank paid real estate management fees of $20,000 in both 2019 and 2018. The Bank paid no real estate sales and leasing commissions in 2019 or 2018.

On March 30, 2018, the Company completed a private placement of common stock. In the transaction, the Company issued 150,000 common shares and 1.0 million non-voting common shares to Patriot Financial Partners III, L.P. at $13.00 per share resulting in net proceeds of $14.9 million. W. Kirk Wycoff, a former director of the Company and Bank, serves as a general partner of Patriot Financial Partners III, L.P.

On June 26, 2018, the Company completed the purchase and retirement of all of its issued and outstanding Series E and Series F Non-Voting Perpetual Preferred Shares for an aggregate price of $3.5 million paid in cash. The Series E and Series F Shares had an aggregate liquidation preference of $10.5 million. Participating sellers in the transaction, among others, were directors W. Glenn Hogan, Michael T. Levy, Dr. Edmond J. Seifried, and Patriot Financial Partners, L.P. and Patriot Financial Partners Parallel, L.P., each affiliates of former director W. Kirk Wycoff. An independent third party financial advisory firm served as the financial advisor in this transaction to a special committee of directors comprised of members having no interest in the repurchase transaction.

NOTE 16 – PREFERRED STOCK

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

NOTE 17 – REGULATORY CAPITAL MATTERS

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

The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company and Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule through January 1, 2019. The final rules allowed banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank opted out of this requirement. The rules also require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. With the capital conservation buffer fully phased in as of January 1, 2019, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. The capital conservation buffer for 2019 is 2.5% and 1.875% for 2018. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions without prior regulatory approval.

The Company’s capital ratios were positively impacted by the $17.0 million of subordinated notes issued on July 23, 2019, as the subordinated notes meet the requirements to qualify as Tier 2 capital. The Bank’s capital ratios also benefitted as the Company contributed $10.0 million of the proceeds to the Bank as Common Equity Tier 1 Capital.

As of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject. At year end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total risk-based capital (to risk- weighted assets)	$121,335	12.08%	$80,341	8.00%	$100,426	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	112,959	11.25	45,192	4.50	65,277	6.50
Tier 1 capital (to risk-weighted assets)	112,959	11.25	60,256	6.00	80,341	8.00
Tier 1 capital (to average assets)	112,959	9.99	45,208	4.00	56,510	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk- weighted assets)	$109,309	12.88%	$67,920	8.00%	$84,900	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	100,429	11.83	38,205	4.50	55,185	6.50
Tier 1 capital (to risk-weighted assets)	100,429	11.83	50,940	6.00	67,920	8.00
Tier 1 capital (to average assets)	100,429	9.60	41,837	4.00	52,297	5.00

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

NOTE 18 – OFF BALANCE SHEET RISKS, COMMITMENTS, AND CONTINGENT LIABILITIES

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

	2019		2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$11,577	$20,415	$5,317	$11,236
Unused lines of credit	7,916	111,230	7,410	73,024
Standby letters of credit	531	3,164	541	1,752

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2019 and $26.6 million at December 31, 2018. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At December 31, 2019 and December 31, 2018, the fair value of the risk participation agreements were $87,000 and $12,000, respectively.

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,330	$—	$22,330	$—
Agency mortgage-backed: residential	92,200	—	92,200	—
Collateralized loan obligations	49,419	—	49,419	—
State and municipal	28,366	—	28,366	—
Corporate bonds	16,685	—	16,685	—
Total	$209,000	$—	$209,000	$—

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,560	$—	$22,560	$—
Agency mortgage-backed: residential	85,990	—	85,990	—
Collateralized loan obligations	49,839	—	49,839	—
State and municipal	32,812	—	32,812	—
Corporate bonds	9,991	—	9,991	—
Total	$201,192	$—	$201,192	$—

There were no transfers between Level 1 and Level 2 during 2019 or 2018.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$21	$—	$—	$21
Commercial real estate:
Farmland	245	—	—	245
Residential real estate:
1-4 Family	145	—	—	145

		Fair Value Measurements at December 31, 2018 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$124	$—	$—	$124
Residential real estate:
1-4 Family	552	—	—	552
Other real estate owned, net:
Commercial real estate:
Construction	3,485	—	—	3,485

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $453,000, with a valuation allowance of $42,000, at December 31, 2019, resulting in no additional provision for loan losses for the year ended December 31, 2019. At December 31, 2018, impaired loans had a carrying amount of $879,000, with a valuation allowance of $203,000, at December 31, 2018, resulting in no additional provision for loan losses for the year ended December 31, 2018.

OREO, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3.5 million at December 31, 2018. Write-downs of $850,000 were recorded on OREO for the years ended December 31, 2018.

The following table presents qualitative information about level 3 fair value measurements for financial assets measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans – Residential real estate	$552	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	26%	(11%)

Other real estate owned – Commercial real estate	$3,485	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	35%	(18%)
		Income approach	Discount or capitalization rate		25%		(25%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2019:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Securities available for sale	209,000	—	209,000	—	209,000
Federal Home Loan Bank stock	6,237	N/A	N/A	N/A	N/A
Loans, net	917,895	—	—	925,388	925,388
Accrued interest receivable	4,257	—	1,118	3,139	4,257
Financial liabilities
Deposits	$1,026,975	$187,551	$839,882	$—	$1,027,433
Federal Home Loan Bank advances	61,389	—	61,395	—	61,395
Junior subordinated debentures	21,000	—	—	17,466	17,466
Subordinated capital note	17,000	—	—	17,003	17,003
Senior debt	5,000	—	—	5,022	5,022
Accrued interest payable	1,129	—	647	482	1,129

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2018:

		Fair Value Measurements at December 31, 2018 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$35,361	$35,361	$—	$—	$35,361
Securities available for sale	201,192	—	201,192	—	201,192
Federal Home Loan Bank stock	7,233	N/A	N/A	N/A	N/A
Loans, net	756,364	—	—	744,076	744,076
Accrued interest receivable	3,665	—	1,222	2,443	3,665
Financial liabilities
Deposits	$894,231	$142,618	$750,015	$—	$892,633
Federal Home Loan Bank advances	46,549	—	46,519	—	46,519
Junior subordinated debentures	21,000	—	—	16,226	16,226
Senior debt	10,000	—	—	9,585	9,585
Accrued interest payable	658	—	598	60	658

In accordance with the Company’s adoption of ASU 2016-01 as of January 1, 2018, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

NOTE 20 – STOCK PLANS AND STOCK BASED COMPENSATION

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 292,497. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to each non-employee director have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2019 unvested shares issued was $511,000, or $14.81 per weighted-average share. The Company recorded $535,000, $524,000, and $400,000 of stock-based compensation during 2019, 2018, and 2017, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $112,000, $110,000, and $140,000 was recognized related to this expense in 2019, 2018, and 2017, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Twelve Months Ended		Twelve Months Ended
	December 31, 2019		December 31, 2018
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	116,909	$8.69	142,334	$5.67
Granted	34,501	14.81	52,856	13.94
Vested	(89,388)	7.83	(78,281)	6.75
Forfeited	(4,248)	13.07	—	—
Outstanding, ending	57,774	$13.35	116,909	$8.69

Unrecognized stock based compensation expense related to unvested shares for 2020 and beyond is estimated as follows (in thousands):

2020	$309
2021	194
2022	20
2023 & thereafter	—

NOTE 21 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2019	2018	2017
	(in thousands, except share and per share data)
Net income	$10,518	$8,794	$38,453
Less:
Earnings allocated to unvested shares	106	144	967
Net income attributable to common shareholders, basic and diluted	$10,412	$8,650	$37,486

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	7,468,215	7,159,723	6,249,059
Less:
Weighted average unvested common shares	75,084	117,030	157,127
Weighted average common shares outstanding	7,393,131	7,042,693	6,091,932
Basic income per common share	$1.41	$1.23	$6.15

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—
Weighted average common shares and potential common shares	7,393,131	7,042,693	6,091,932
Diluted income per common share	$1.41	$1.23	$6.15

The Company had no outstanding stock options at December 31, 2019, 2018 or 2017. A warrant for the purchase of 66,113 shares of the Company’s common stock at an exercise price of $79.41 was outstanding at December 31, 2017, but was not included in the diluted EPS computation as inclusion would have been anti-dilutive. The warrant expired on November 21, 2018.

NOTE 22 – REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company adopted ASC 606 using the full retrospective method. The adoption of ASC 606 for in-scope revenue streams did not result in a cumulative effect adjustment. Bank card interchange income and expenses were previously reported net in non-interest income. The income statement impact of adopting ASC 606 resulted in a reclassification adjustment of $549,000 related to the year ended December 31, 2017, between bank card interchange income and deposit account related expense in order to report debit card interchange income gross and provide a comparable disclosure for all periods. This reclassification adjustment had no impact on previously reported net income for the year ended December 31, 2017.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, gains on sales of premises and equipment, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $501,000, $660,000, and $666,000 of revenue for the years ended December 31, 2019, 2018, and 2017, respectively, within the scope of ASC 606. The remaining other non-interest income for the year is excluded from the scope of ASC 606.

NOTE 23 – ACQUISITIONS

On November 15, 2019, the Company completed the acquisition of four branch banking centers, certain performing loans, and certain customer deposits from Republic Bank and Trust. The branch banking centers are located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro. The purchase included approximately $126.8 million in performing loans and $1.5 million in premises and equipment, as well as approximately $131.8 million in customer deposits. This acquisition allows the Bank to further optimize its branch footprint regionally and solidifies its presence and ability to serve customers in Daviess, Hardin, and Franklin counties.

Included in the purchase price was goodwill and a core deposit intangible of $6.3 million and $2.5 million, respectively. Goodwill is the excess of the purchase price over the fair value of the identifiable net assets acquired and is the result of expected operational synergies and other factors. This goodwill and core deposit intangible is deductible for tax purposes. The goodwill will not be amortized, but will be measured annually for impairment or more frequently if circumstances require. The core deposit intangible will be amortized over an estimated life of 13 years using an accelerated method. The Company did not recognize any core deposit intangible expense during 2019 and is projected for the next five years beginning 2020 to be $256,000 per year with $1.2 million in total for years after 2024.

The following table summarizes the estimated fair value of the assets acquired, liabilities assumed and consideration transferred in connection with the acquisition (in thousands):

Consideration: Cash	$6,286
Fair value of total consideration transferred	6,286
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$1,006
Loans	126,823
Premises and equipment	1,451
Leased right-of-use asset	1,892
Core deposit intangibles	2,500
Accrued interest receivable and other assets	380
Total assets acquired	134,052
Deposits	131,769
Lease liability	1,892
Accrued interest payable and other liabilities	357
Total liabilities assumed	134,018

Net identifiable assets	34

Goodwill	6,252
$6,286

If the Company obtains additional information during the twelve months subsequent to the acquisition date, the fair value of the acquired assets and liabilities may be adjusted, although such adjustments are not excepted to be significant.

The fair value of loans was estimated using discounted contractual cash flows. The book balance of the loans at the time of the acquisition was $127.3 million. The fair value disclosed above reflects a credit-related adjustment of $1.4 million offset by an adjustment for other factors of $924,000. There were no loans evidencing credit deterioration since origination (purchased credit impaired loans).

Acquisition-related costs to the branch acquisition were expensed as incurred and amounted to $775,000 for 2019. These costs were recorded in non-interest expense in the Consolidated Statement of Operations and primarily included integration costs, marketing, legal and consulting fees.

NOTE 24 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Limestone Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands)
ASSETS
Cash and cash equivalents (1)	$4,769	$5,369
Investment in banking subsidiary	138,321	114,042
Investment in and advances to other subsidiaries	776	776
Deferred taxes, net	5,138	3,142
Other assets	1,083	682
Total assets	$150,087	$124,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$43,775	$31,775
Accrued expenses and other liabilities	562	139
Shareholders’ equity	105,750	92,097
Total liabilities and shareholders’ equity	$150,087	$124,011

(1)	$88,000 is held in escrow by the senior note lender to be used exclusively for interest payments on senior debt.

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Interest income	$83	$45	$4
Dividends from subsidiaries	36	35	26
Other income	19	38	—
Interest expense	(1,803)	(1,370)	(973)
Other expense	(1,179)	(1,290)	(1,137)
Loss before income tax and undistributed subsidiary income	(2,844)	(2,542)	(2,080)
Income tax expense (benefit)	(1,997)	(645)	(2,497)
Equity in undistributed subsidiary income	11,365	10,691	38,036
Net income	$10,518	$8,794	$38,453

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$10,518	$8,794	$38,453
Adjustments:
Equity in undistributed subsidiary (income) loss	(11,365)	(10,691)	(38,036)
Deferred taxes, net	(1,996)	(645)	(2,497)
Stock-based compensation expense	535	524	400
Net change in other assets	(401)	30	805
Net change in other liabilities	423	(1,093)	(128)
Net cash used in operating activities	(2,286)	(3,081)	(1,003)

Cash flows from investing activities
Investments in subsidiaries	(10,000)	(5,000)	(9,000)
Net cash used in investing activities	(10,000)	(5,000)	(9,000)

Cash flows from financing activities
Proceeds from issuance of common stock	—	14,910	—
Redemption of preferred stock	—	(3,505)	—
Proceeds from issuance of subordinated capital note	17,000	—	—
Proceeds from senior debt	—	—	10,000
Repayment of senior debt	(5,000)	—	—
Common shares withheld for taxes	(314)	—	—
Net cash provided by financing activities	11,686	11,405	10,000

Net change in cash and cash equivalents	(600)	3,324	(3)
Beginning cash and cash equivalents	5,369	2,045	2,048
Ending cash and cash equivalents	$4,769	$5,369	$2,045

NOTE 25 – QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings Per Common Share
	Interest Income	Net Interest Income	Negative Provision For Loan Losses	Income Before Income Taxes	Net Income (Loss)	Basic (1)	Diluted (1)
	(in thousands, except per share data)
2019
First quarter (2)	$12,186	$8,959	$—	$2,962	$2,839	$0.38	$0.38
Second quarter (2)	12,376	8,800	—	3,022	3,633	0.49	0.49
Third quarter	12,485	$8,730	$—	$2,813	$2,282	$0.31	$0.31
Fourth quarter (3)	12,537	8,861	—	2,201	1,764	0.24	0.24

2018
First quarter	$10,015	$8,181	$—	$2,263	$1,934	$0.31	$0.31
Second quarter	10,585	8,374	(150)	2,466	1,983	0.27	0.27
Third quarter	11,120	$8,412	$(350)	$3,041	$2,437	$0.33	$0.33
Fourth quarter	11,741	8,704	—	3,054	2,440	0.33	0.33

(1)

The sum of the quarterly net income per share (basic and diluted) differs from the annual net income per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

(2)

Income tax expense for 2019 benefitted $341,000, or $0.05 per basic and diluted share, in the first quarter of 2019 and $1.2 million, or $0.16 per basic and diluted share, from the establishment of a state net deferred tax asset related to the 2019 tax law enactments.

(3)	On November 15, 2019, the Company completed a four branch acquisition. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, management believes that our disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 within the required time periods as of the end of the period covered by this report.

Internal Control over Financial Reporting

Management’s Report on Internal Controls Over Financial Reporting and the Report of Independent Registered Public Accounting Firm included in Item 8 of this report are incorporated herein by reference.

There was no change in the internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additional information required by this Item 10 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2020, which includes the required information. The required information contained in our proxy statement under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and "Certain Relationships and Related Transactions - Delinquent Section 16(a) Reports" is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2020, which includes the required information. The required information contained in our proxy statement under the headings “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2020, which includes the required information. The required information contained in our proxy statement under the heading “Stock Ownership of Directors, Officers, and Principal Shareholders” is incorporated herein by reference.

Certain information required by this Item 12 appears under the heading “Equity Compensation Plan Information” in Item 5 of this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2020, which includes the required information. The required information contained in our proxy statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because we are filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2020, which includes the required information. The required information contained in our proxy statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(a) 2.	List of Financial Statement Schedules

Financial statement schedules are omitted because the information is not applicable.

(a) 3.	List of Exhibits

The Exhibit Index appearing before the required signatures in this report is incorporated by reference. The compensatory plans or arrangement required to be filed as exhibits to this Form 10-K pursuant to Item 15(c) are noted with an asterisk in the Exhibit Index as noted therein.

Item 16.	Form 10-K Summary

None

EXHIBIT INDEX

Exhibit No. (1)	Description

2.1+	Branch Purchase and Assumption Agreement between Republic Bank & Trust Company and Limestone Bank, Inc. dated July 24, 2019. Exhibit 2.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 2, 2019 and incorporated by reference.

3.3	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 6, 2018 is hereby incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3+	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.6	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.1	Loan Agreement between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.1 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.2	Promissory Note between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.2 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.3	Pledge Agreement between Limestone Bancorp, Inc. and First Merchants Bank dated June 30, 2017. Exhibit 1.3 to Form 8-K filed July 5, 2017 is incorporated by reference.

10.4	Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.5*	Limestone Bancorp, Inc. 2016 Omnibus Equity Compensation Plan. Appendix A to Schedule 14A proxy statement (DEF 14A) filed April 25, 2016 is incorporated by reference.

10.6*	Form of Limestone Bancorp, Inc. Restricted Stock Award Agreement. Exhibit 10.3 to 8-K filed June 22, 2016 is incorporated by reference.

10.7*

Limestone Bancorp, Inc. 2006 Non-Employee Directors Stock Ownership Incentive Plan, as amended and restated as of March 26, 2014. Exhibit 10.1 to Form S-8 Registration Statement (Reg. No. 333-202746) filed March 13, 2015 is incorporated by reference.

Exhibit No. (1)	Description

10.8*

Form of Ascencia Bank (now Limestone Bank) Supplemental Executive Retirement Plan. Exhibit 10.5 to Form S-1 Registration Statement (Reg. No. 333-133198) filed April 11, 2006 is incorporated by reference.

10.9*	Form of Amendment to Supplemental Executive Retirement Plan. Exhibit 10.7 to Form 10-K filed March 26, 2009 is incorporated by reference.

10.10*	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.11*	Form of Restricted Stock Award Agreement. Exhibit 10.11 to Form 10-K filed March 8, 2019 is incorporated herein by reference.

10.12*	Employment Agreement, dated April 24, 2019, with John T. Taylor. Exhibit 10.1 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.13*	Employment Agreement, dated April 24, 2019, with John R. Davis. Exhibit 10.3 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.14*	Employment Agreement, dated April 24, 2019, with Joseph C. Seiler. Exhibit 10.4 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.15*	Employment Agreement, dated April 24, 2019, with Phillip W. Barnhouse. Exhibit 10.2 to Form 8-K filed April 26, 2019 is incorporated by reference.

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

10.18	Offer to Purchase Issued and Outstanding Series E Preferred Shares and Series F Preferred Shares dated June 25, 2018. Exhibit 10.1 to Form 8-K filed June 27, 2018 is incorporated by reference.

10.19*	Description of Non-employee Director Restricted Stock Awards.

21.1	List of Subsidiaries of Limestone Bancorp, Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Securities and Exchange Commission upon request.

+

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

LIMESTONE BANCORP, INC.

February 28, 2020	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	February 28, 2020
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	February 28, 2020
Phillip W. Barnhouse

/s/ Celia P. Catlett	Director	February 28, 2020
Celia P. Catlett

/s/ W. Glenn Hogan	Director	February 28, 2020
W. Glenn Hogan

/s/ Kevin J. Kooman	Director	February 28, 2020
Kevin J. Kooman

/s/ Michael T. Levy	Director	February 28, 2020
Michael T. Levy

/s/ James M. Parsons	Director	February 28, 2020
James M. Parsons

/s/ Bradford T. Ray	Director	February 28, 2020
Bradford T. Ray

/s/ Dr. Edmond J. Seifried	Director	February 28, 2020
Dr. Edmond J. Seifried

97