Form 10-Q
period 2020-03-31
LIMESTONE BANCORP, INC.
filed 2020-05-01
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

6,269,305 Common Shares and 1,220,000 Non-Voting Common Shares were outstanding at April 30, 2020.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2020 and December 31, 2019

Unaudited Consolidated Statements of Income for the three months ended March 31, 2020 and 2019

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and 2019

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and 2019

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$9,509	$8,241
Interest bearing deposits in banks	23,639	21,962
Cash and cash equivalents	33,148	30,203
Securities available for sale	198,657	209,000
Loans, net of allowance of $9,150 and $8,376, respectively	952,411	917,895
Premises and equipment, net	19,282	19,658
Premises held for sale	1,185	900
Other real estate owned	3,225	3,225
Federal Home Loan Bank stock	6,837	6,237
Bank owned life insurance	16,128	16,037
Deferred taxes, net	28,208	27,765
Goodwill	6,252	6,252
Other intangible assets, net	2,436	2,500
Accrued interest receivable and other assets	6,441	6,107
Total assets	$1,274,210	$1,245,779

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$185,658	$187,551
Interest bearing	872,242	839,424
Total deposits	1,057,900	1,026,975
Federal Home Loan Bank advances	61,349	61,389
Accrued interest payable and other liabilities	7,450	8,665
Junior subordinated debentures	21,000	21,000
Subordinated capital note	17,000	17,000
Senior debt	5,000	5,000
Total liabilities	1,169,699	1,140,029
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,269,305 and 6,251,975 voting, and 1,220,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,577	24,508
Retained deficit	(53,843)	(55,683)
Accumulated other comprehensive loss	(6,862)	(3,714)
Total stockholders' equity	104,511	105,750
Total liabilities and stockholders’ equity	$1,274,210	$1,245,779

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income
Loans, including fees	$11,611	$10,254
Taxable securities	1,467	1,573
Tax exempt securities	70	93
Federal funds sold and other	119	266
	13,267	12,186
Interest expense
Deposits	2,772	2,587
Federal Home Loan Bank advances	220	281
Senior debt	56	96
Junior subordinated debentures	215	263
Subordinated capital note	242	—
	3,505	3,227

Net interest income	9,762	8,959
Provision for loan losses	1,050	—
Net interest income after provision for loan losses	8,712	8,959

Non-interest income
Service charges on deposit accounts	668	496
Bank card interchange fees	750	508
Income from bank owned life insurance	96	99
Other	210	181
	1,724	1,284
Non-interest expense
Salaries and employee benefits	4,538	3,915
Occupancy and equipment	999	898
Professional fees	208	165
Marketing expense	214	227
FDIC insurance	—	108
Data processing expense	359	313
State franchise and deposit tax	360	315
Deposit account related expense	451	281
Other real estate owned expense	16	166
Litigation and loan collection expense	65	46
Communications expense	218	190
Insurance expense	103	114
Postage and delivery	168	141
Other	536	402
	8,235	7,281
Income before income taxes	2,201	2,962
Income tax expense	361	123
Net income	1,840	2,839
Basic and diluted income per common share	$0.25	$0.38

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$1,840	$2,839
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(4,126)	1,995
Reclassification adjustment for gains (losses) included in net income	—	—
Net unrealized gain (loss) recognized in comprehensive income (loss)	(4,126)	1,995
Tax effect	978	(418)
Other comprehensive income (loss)	(3,148)	1,577

Comprehensive income (loss)	$(1,308)	$4,416

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2020 and 2019

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2020	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	17,330	—	17,330	—	(37)	—	—	(37)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Net income	—	—	—	—	—	1,840	—	1,840
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,148)	(3,148)
Balances, March 31, 2020	6,269,305	1,220,000	7,489,305	$140,639	$24,577	$(53,843)	$(6,862)	$104,511

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2019	6,242,720	1,220,000	7,462,720	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	1,642	—	1,642	—	(276)	—	—	(276)
Forfeited unvested stock	(3,748)	—	(3,748)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	6,240,614	1,220,000	7,460,614	$140,639	$24,093	$(63,362)	$(5,051)	$96,319

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash flows from operating activities
Net income	$1,840	$2,839
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	479	679
Provision for loan losses	1,050	—
Net amortization on securities	146	189
Stock-based compensation expense	106	82
Deferred taxes, net	535	295
Net write-down of other real estate owned	—	150
Impairment of premises held for sale	25	—
Increase in cash surrender value of life insurance, net of premium expense	(91)	(93)
Amortization of operating lease right-of-use assets	187	62
Net change in accrued interest receivable and other assets	(334)	(668)
Net change in accrued interest payable and other liabilities	(1,215)	(2,671)
Net cash from operating activities	2,728	864

Cash flows from investing activities
Purchases of available for sale securities	(6,869)	(8,096)
Proceeds from sales and calls of available for sale securities	6,000	1,000
Proceeds from maturities and prepayments of available for sale securities	6,940	3,683
Purchases of Federal Home Loan Bank stock	(600)	—
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	—	420
Net changes in loans	(35,712)	(22,002)
Purchases of premises and equipment	(390)	(37)
Net cash from investing activities	(30,631)	(25,032)

Cash flows from financing activities
Net change in deposits	30,925	14,611
Repayment of Federal Home Loan Bank advances	(95,040)	(30,038)
Advances from Federal Home Loan Bank	95,000	35,000
Common shares withheld for taxes	(37)	(276)
Net cash from financing activities	30,848	19,297
Net change in cash and cash equivalents	2,945	(4,871)
Beginning cash and cash equivalents	30,203	35,361
Ending cash and cash equivalents	$33,148	$30,490

Supplemental cash flow information:
Interest paid	$3,919	$3,193
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$—	$—
Transfer from premises and equipment to premises held for sale	310	—
Initial recognition of right-of-use lease assets	—	507

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Company's intangible assets, investments, loans, or deferred tax assets.

Reclassifications – Some items in the prior year financial statements were reclassified to conform to the current presentation. The reclassifications did not impact net income or stockholders’ equity.

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company. Companies qualifying for the delay will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2020
Available for sale
U.S. Government and federal agency	$20,751	$353	$—	$21,104
Agency mortgage-backed: residential	86,840	2,428	(167)	89,101
Collateralized loan obligations	44,732	—	(3,978)	40,754
State and municipal	28,301	346	(493)	28,154
Corporate bonds	20,831	199	(1,486)	19,544
Total available for sale	$201,455	$3,326	$(6,124)	$198,657

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200
Collateralized loan obligations	49,831	—	(412)	49,419
State and municipal	27,819	550	(3)	28,366
Corporate bonds	16,472	213	—	16,685
Total available for sale	$207,672	$2,145	$(817)	$209,000

Sales and calls of securities were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Proceeds	$6,000	$1,000
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	March 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$31,403	$30,003
One to five years	40,037	40,515
Five to ten years	23,970	22,852
Beyond ten years	19,205	16,186
Agency mortgage-backed: residential	86,840	89,101
Total	$201,455	$198,657

Securities pledged at March 31, 2020 and December 31, 2019 had carrying values of approximately $80.9 million and $75.8 million, respectively, and were pledged to secure public deposits.

At March 31, 2020 and December 31, 2019, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $17.0 million and $14.5 million, respectively. At March 31, 2020 and December 31, 2019, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLOs are typically managed by large non-bank financial institutions or banks and are typically $300 million to $1 billion in size, contain one hundred or more loans, have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors.

At March 31, 2020, $25.7 million and $15.0 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in the three months ended March 31, 2020. All of our CLOs are floating rate, with rates set on a quarterly basis at three-month LIBOR plus a spread. Stress testing was completed on each security in the CLO portfolio as of March 31, 2020. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2020, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at March 31, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
March 31, 2020
Available for sale
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	10,843	(120)	1,617	(47)	12,460	(167)
Collateralized loan obligations	10,702	(843)	30,052	(3,135)	40,754	(3,978)
State and municipal	10,192	(493)	—	—	10,192	(493)
Corporate bonds	11,008	(1,486)	—	—	11,008	(1,486)
Total temporarily impaired	$42,745	$(2,942)	$31,669	$(3,182)	$74,414	$(6,124)

December 31, 2019
Available for sale
U.S. Government and federal agency	$12,567	$(147)	$—	$—	$12,567	$(147)
Agency mortgage-backed: residential	18,457	(97)	10,665	(158)	29,122	(255)
Collateralized loan obligations	9,539	(46)	35,336	(366)	44,875	(412)
State and municipal	911	(3)	—	—	911	(3)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$41,474	$(293)	$46,001	$(524)	$87,475	$(817)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Commercial	$169,176	$145,551
Commercial Real Estate:
Construction	71,267	64,911
Farmland	80,579	79,118
Nonfarm nonresidential	261,807	255,459
Residential Real Estate:
Multi-family	75,525	70,950
1-4 Family	220,701	226,629
Consumer	44,814	47,790
Agriculture	36,977	35,064
Other	715	799
Subtotal	961,561	926,271
Less: Allowance for loan losses	(9,150)	(8,376)
Loans, net	$952,411	$917,895

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	339	141	220	265	87	(2)	1,050
Loans charged off	(29)	(29)	(75)	(161)	(41)	–	(335)
Recoveries	5	20	21	4	8	1	59
Ending balance	$2,025	$4,212	$1,909	$593	$409	$2	$9,150

March 31, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	143	(165)	(204)	193	33	–	–
Loans charged off	–	(15)	(82)	(180)	(1)	–	(278)
Recoveries	5	2	61	16	–	–	84
Ending balance	$1,447	$4,498	$2,227	$159	$353	$2	$8,686

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$19	$1	$–	$–	$–	$20
Collectively evaluated for impairment	2,025	4,193	1,908	593	409	2	9,130
Total ending allowance balance	$2,025	$4,212	$1,909	$593	$409	$2	$9,150

Loans:
Loans individually evaluated for impairment	$158	$922	$921	$143	$–	$–	$2,144
Loans collectively evaluated for impairment	169,018	412,731	295,305	44,671	36,977	715	959,417
Total ending loans balance	$169,176	$413,653	$296,226	$44,814	$36,977	$715	$961,561

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

	As of March 31, 2020			Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$265	$158	$—	$104	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	414	299	—	296	10	10
Nonfarm nonresidential	1,043	480	—	485	8	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,862	846	—	795	3	3
Consumer	354	143	—	121	1	1
Agriculture	297	—	—	21	—	—
Other	—	—	—	—	—	—
Subtotal	4,235	1,926	—	1,822	22	14

With An Allowance Recorded:
Commercial	—	—	—	12	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	143	143	19	212	2	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	75	75	1	111	2	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	218	218	20	335	4	—
Total	$4,453	$2,144	$20	$2,157	$26	$14

	As of December 31, 2019			Three Months Ended March 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$138	$50	$—	$52	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	380	293	—	98	5	5
Nonfarm nonresidential	1,057	489	—	256	3	3
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,679	745	—	1,544	22	22
Consumer	309	98	—	14	—	—
Agriculture	304	42	—	32	—	—
Other	—	—	—	—	—	—
Subtotal	3,867	1,717	—	1,996	30	30
With An Allowance Recorded:
Commercial	24	24	3	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	282	282	37	158	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	183	147	2	719	11	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	489	453	42	877	11	—
Total	$4,356	$2,170	$42	$2,873	$41	$30

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2020 and December 31, 2019:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$391	$—	$391
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$466	$—	$466

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$400	$—	$400
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$475	$—	$475

At March 31, 2020 and December 31, 2019, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2020 and December 31, 2019. The Company has committed to lend no additional amounts as of March 31, 2020 and December 31, 2019 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three months ended March 31, 2020 or March 31, 2019. During the first three months of 2020 and 2019, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of March 31, 2020, and December 31, 2019:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in thousands)
Commercial	$158	$50	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	298	431	—	—
Nonfarm nonresidential	89	90	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	812	817	—	—
Consumer	143	98	—	—
Agriculture	—	42	—	—
Other	—	—	—	—
Total	$1,500	$1,528	$—	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2020
Commercial	$—	$1	$—	$158	$159
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	81	—	—	298	379
Nonfarm nonresidential	19	41	—	89	149
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	961	147	—	812	1,920
Consumer	97	56	—	143	296
Agriculture	—	3	—	—	3
Other	—	—	—	—	—
Total	$1,158	$248	$—	$1,500	$2,906

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2019
Commercial	$14	$3	$—	$50	$67
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	274	—	—	431	705
Nonfarm nonresidential	206	—	—	90	296
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,162	503	—	817	2,482
Consumer	91	164	—	98	353
Agriculture	—	—	—	42	42
Other	—	—	—	—	—
Total	$1,747	$670	$—	$1,528	$3,945

Credit Quality Indicators

Management categorizes all loans into risk categories at origination based upon original underwriting. Thereafter, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Loans are analyzed through internal and external loan review processes and are routinely analyzed through credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

As of March 31, 2020, and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2020
Commercial	$146,310	$20,903	$—	$1,963	$—	$169,176
Commercial Real Estate:
Construction	71,267	—	—	—	—	71,267
Farmland	73,202	6,568	—	809	—	80,579
Nonfarm nonresidential	252,982	7,152	—	1,673	—	261,807
Residential Real Estate:
Multi-family	75,525	—	—	—	—	75,525
1-4 Family	214,559	3,683	—	2,459	—	220,701
Consumer	44,640	3	—	171	—	44,814
Agriculture	36,785	155	—	37	—	36,977
Other	715	—	—	—	—	715
Total	$915,985	$38,464	$—	$7,112	$—	$961,561

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2019
Commercial	$130,312	$11,280	$—	$3,959	$—	$145,551
Commercial Real Estate:
Construction	64,911	—	—	—	—	64,911
Farmland	71,503	6,663	—	952	—	79,118
Nonfarm nonresidential	245,995	6,986	—	2,478	—	255,459
Residential Real Estate:
Multi-family	70,950	—	—	—	—	70,950
1-4 Family	221,727	2,420	—	2,482	—	226,629
Consumer	47,657	5	—	128	—	47,790
Agriculture	34,853	168	—	43	—	35,064
Other	799	—	—	—	—	799
Total	$888,707	$27,522	$—	$10,042	$—	$926,271

Note 4 – Leases

As of March 31, 2020, the Company leases real estate for six branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2055, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of March 31, 2020.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. This methodology will be continued for the commencement of any subsequent lease agreements. The weighted average discount rate for the leases was 5.47% as of March 31, 2020.

Total rental expense was $120,000 for the three months ended March 31, 2020 and $65,000 for the three months ended March 31, 2019. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $2.9 million as of March 31, 2020 and $445,000 as of March 31, 2019.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2020 (in thousands):

March 31, 2020

2020	$383
2021	260
2022	242
2023	246
2024	246
Thereafter	3,720
Total minimum lease payments	5,097
Discount effect of cash flows	(2,214)
Present value of lease liabilities	$2,883

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2020	December 31, 2019
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$3,225	$3,225
	$3,225	$3,225

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $156,000 and $172,000 at March 31, 2020 and December 31, 2019, respectively.

Activity relating to OREO during the three months ended March 31, 2020 and 2019 is as follows:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
OREO Activity
OREO as of January 1	$3,225	$3,485
Real estate acquired	—	—
Valuation adjustment write-downs	—	(150)
Net gain (loss) on sales	—	—
Proceeds from sales of properties	—	—
OREO as of March 31	$3,225	$3,335

Expenses related to OREO include:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss (gain) on sales	$—	$—
Valuation adjustment write-downs	—	150
Operating expense	16	16
Total	$16	$166

 Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s acquired goodwill and intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	64	2,500	—
Outstanding, ending	$8,752	$64	$8,752	$—

The Company has $6.3 million of goodwill related to a branch acquisition transaction from 2019. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. Based upon current economic conditions as a result of COVID-19, management assessed goodwill for impairment as of March 31, 2020 and concluded there was no impairment. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

The Company also has a core deposit intangible asset, which is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three months ended March 31, 2020, the Company recorded intangible amortization expense totaling $64,000.

Amortization expense related to the core deposit intangible for the remainder of 2020 and beyond is estimated as follows (in thousands):

March 31, 2020
April 2020 – December 2020	$192
2021	256
2022	256
2023	256
2024	256
Thereafter	1,220
$2,436

Note 7 – Deposits

The following table details deposits by category:

	March 31, 2020	December 31, 2019
	(in thousands)
Non-interest bearing	$185,658	$187,551
Interest checking	157,621	146,038
Money market	154,851	160,837
Savings	92,235	56,015
Certificates of deposit	467,535	476,534
Total	$1,057,900	$1,026,975

Time deposits of $250,000 or more were approximately $64.9 million and $51.2 million at March 31, 2020 and December 31, 2019, respectively.

Scheduled maturities of total time deposits at March 31, 2020 for each of the next five years are as follows (in thousands):

Year 1	$383,049
Year 2	47,132
Year 3	10,719
Year 4	15,232
Year 5	10,854
Thereafter	549
$467,535

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)

Short term advances (fixed rates 0.13% to 0.22%) maturing April 2020	$40,000	$60,000
Long term advances (fixed rates 0.00% to 5.24%) maturing April 2020 to August 2033	21,349	1,389
Total advances from the Federal Home Loan Bank	$61,349	$61,389

FHLB advances had a weighted-average rate of 0.39% at March 31, 2020 and 1.70% at December 31, 2019. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2020 or 2019. The advances were collateralized by approximately $158.5 million and $166.0 million of first mortgage loans, under a blanket lien arrangement at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Bank’s additional borrowing capacity with the FHLB was $53.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$41,090
Year 2	98
Year 3	99
Year 4	42
Year 5	16
Thereafter	20,004
$61,349

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At March 31, 2020, the Company is current on all interest payments.

Subordinated Capital Note – The Company’s $17.0 million subordinated note matures on July 31, 2029. The note carries interest at a fixed rate of 5.75% until July 30, 2024 and then converts to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital note qualifies as Tier 2 regulatory capital.

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

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of March 31, 2020.

Note 10 – Fair Values Measurement

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

Financial assets measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 are summarized below:

		Fair Value Measurements at March 31, 2020 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$21,104	$—	$21,104	$—
Agency mortgage-backed: residential	89,101	—	89,101	—
Collateralized loan obligations	40,754	—	40,754	—
State and municipal	28,154	—	28,154	—
Corporate bonds	19,544	—	19,544	—
Total	$198,657	$—	$198,657	$—

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,330	$—	$22,330	$—
Agency mortgage-backed: residential	92,200	—	92,200	—
Collateralized loan obligations	49,419	—	49,419	—
State and municipal	28,366	—	28,366	—
Corporate bonds	16,685	—	16,685	—
Total	$209,000	$—	$209,000	$—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Farmland	$124	$—	$—	$124
Residential real estate:
1-4 Family	74	—	—	74

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$21	$—	$—	$21
Commercial real estate:
Farmland	245	—	—	245
Residential real estate:
1-4 Family	145	—	—	145

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $218,000 at March 31, 2020 with a valuation allowance of $20,000, resulting in no additional provision for loan losses for the three months ended March 31, 2020. Impaired loans had a carrying amount of $873,000 with a valuation allowance of $193,000, resulting in no additional provision for loan losses for the three months ended March 31, 2019. At December 31, 2019, impaired loans had a carrying amount of $453,000, with a valuation allowance of $42,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$33,148	$33,148	$—	$—	$33,148
Securities available for sale	198,657	—	198,657	—	198,657
Federal Home Loan Bank stock	6,837	N/A	N/A	N/A	N/A
Loans, net	952,411	—	—	903,898	903,898
Accrued interest receivable	4,219	—	993	3,226	4,219
Financial liabilities
Deposits	$1,057,900	$185,658	$874,347	$—	$1,060,005
Federal Home Loan Bank advances	61,349	—	61,357	—	61,357
Junior subordinated debentures	21,000	—	—	14,153	14,153
Subordinated capital note	17,000	—	—	16,095	16,095
Senior Debt	5,000	—	—	4,900	4,900
Accrued interest payable	715	—	509	206	715

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Securities available for sale	209,000	—	209,000	—	209,000
Federal Home Loan Bank stock	6,237	N/A	N/A	N/A	N/A
Loans, net	917,895	—	—	925,388	925,388
Accrued interest receivable	4,257	—	1,118	3,139	4,257
Financial liabilities
Deposits	$1,026,975	$187,551	$839,882	$—	$1,027,433
Federal Home Loan Bank advances	61,389	—	61,395	—	61,395
Junior subordinated debentures	21,000	—	—	17,466	17,466
Subordinated capital note	17,000	—	—	17,003	17,003
Senior Debt	5,000	—	—	5,022	5,022
Accrued interest payable	1,129	—	647	482	1,129

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$22,403	$22,915
Allowance for loan losses	2,283	2,090
OREO write-down	2,665	2,665
Alternative minimum tax credit carry-forward	—	173
Net assets from acquisitions	188	228
Net unrealized loss on securities	646	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	310	303
Accrued expenses	99	102
Lease liability	719	766
Other	295	309
	29,816	29,759

Deferred tax liabilities:
FHLB stock dividends	563	563
Fixed assets	49	57
Deferred loan costs	170	170
Net unrealized gain on securities	—	331
Lease right-of-use assets	719	766
Other	107	107
	1,608	1,994
Net deferred tax asset	$28,208	$27,765

At March 31, 2020, the Company had net federal operating loss carryforwards of $100.5 million, which will begin to expire in 2032, and state net operating loss carryforwards of $32.7 million, which begin to expire in 2025. As of March 31, 2020, a total of $173,000 in alternative minimum tax credit carryforward was reclassified to other assets as it is currently refundable for the 2019 tax year due to the enactment of the Coronavirus Aid Relief and Economic Security Act ("CARES Act").

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2020 or March 31, 2019 related to unrecognized tax benefits.

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

Note 12 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 273,329. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2020 unvested shares issued was $349,000, or $17.03 per weighted-average share. The Company recorded $106,000 and $82,000 of stock-based compensation to salaries and employee benefits for the three months ended March 31, 2020 and 2019, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $22,000 and $17,000 was recognized related to this expense during the three months ended March 31, 2020 and 2019, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	57,774	$13.35	116,909	$8.69
Granted	20,507	17.03	34,501	14.81
Vested	(13,329)	11.85	(89,388)	7.83
Forfeited	—	—	(4,248)	13.07
Outstanding, ending	64,952	$14.82	57,774	$13.35

Unrecognized stock-based compensation expense related to unvested shares for the remainder of 2020 and beyond is estimated as follows (in thousands):

April 2020 – December 2020	$305
2021	311
2022	136
2023	14

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands, except share and per share data)

Net income	$1,840	$2,839
Less:
Earnings allocated to unvested shares	15	36
Net income available to common shareholders, basic and diluted	$1,825	$2,803

Basic
Weighted average common shares including unvested common shares outstanding	7,481,884	7,469,912
Less:
Weighted average unvested common shares	61,363	94,909
Weighted average common shares outstanding	7,420,521	7,375,003
Basic income per common share	$0.25	$0.38

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—
Weighted average common shares and potential common shares	7,420,521	7,375,003
Diluted income per common share	$0.25	$0.38

The Company had no outstanding stock options or warrants at March 31, 2020 or 2019.

Note 14 – Regulatory Capital Matters

Banks and bank holding companies are subject to regulatory capital requirements in accordance with Basel III, as administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action.

The Basel III rules established a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. The minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions without prior regulatory approval.

As of March 31, 2020, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of March 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020:
Total risk-based capital (to risk-weighted assets)	$129,035	12.38	$83,378	8.00	$104,223	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	119,885	11.50	46,900	4.50	67,745	6.50
Tier 1 capital (to risk-weighted assets)	119,885	11.50	62,534	6.00	83,378	8.00
Tier 1 capital (to average assets)	119,885	9.67	49,607	4.00	62,008	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total risk-based capital (to risk- weighted assets)	$121,335	12.08%	$80,341	8.00%	$100,426	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	112,959	11.25	45,192	4.50	65,277	6.50
Tier 1 capital (to risk-weighted assets)	112,959	11.25	60,256	6.00	80,341	8.00
Tier 1 capital (to average assets)	112,959	9.99	45,208	4.00	56,510	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$12,403	$26,290	$11,577	$20,415
Unused lines of credit	8,684	96,982	7,916	111,230
Standby letters of credit	531	1,336	531	3,164

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at March 31, 2020 and December 31, 2019. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Note 16 – Revenue from Contracts with Customers

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

Bank Card Interchange Income: The Company earns interchange fees from bank cardholder transactions conducted through a third-party payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Prior to adopting ASC 606, the Company reported bank card interchange fees net of expenses. Under ASC 606, bank card interchange fees are reported gross.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $156,000 and $136,000 of revenue for three months ended March 31, 2020 and March 31, 2019, respectively, within the scope of ASC 606. The remaining other non-interest income for the three months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
•	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
•	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
•	Competitive product and pricing pressures;
•	Equity and fixed income market fluctuations;
•	Client bankruptcies and loan defaults;
•	Inflation;
•	Recession;
•	Epidemics and pandemics
•	Natural disasters impacting Company operations;
●	Future acquisitions;
●	Integrations and performance of acquired businesses;
●	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;
●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part II Item 1A “Risk Factors” of this report, as well as Part I Item 1A "Risk Factors” of the Company’s December 31, 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include the assumptions or bases underlying the forward-looking statement. Management has made assumptions and bases in good faith and believe they are reasonable. However, estimates based on such assumptions or bases frequently differ from actual results, and the differences can be material. The forward-looking statements included in this report speak only as of the date of the report. Management does not intend to update these statements unless required by applicable laws.

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the eighth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of March 31, 2020, the Company had total assets of $1.27 billion, total loans of $961.6 million, total deposits of $1.06 billion and stockholders’ equity of $104.5 million.

The coronavirus pandemic (“COVID-19”) currently impacting the nation has caused a setback to the country’s economy. Since early March, the Company and Bank have felt the impact alongside thousands of businesses across the nation. In response to the global pandemic, and the declarations of emergency at the state and national levels the pandemic has triggered, the Bank has implemented several temporary operational changes to serve customers during the COVID-19 health crisis. Lobby services have been amended to appointment only while drive thru, mobile, and online banking have become the Bank’s primary channels of serving customers. Customer facing employees have been divided into two teams working separate ‘ten day on’ and ‘ten day off’ shifts to ensure a healthy workforce remains available to serve customers. Additionally, operational and support staff have been assigned to work from home where circumstances permit.

The Company reported net income of $1.8 million for the three months ended March 31, 2020, compared with $2.8 million for the first quarter of 2019. Net income before taxes and income tax expense was $2.2 million and $361,000, respectively for the first quarter of 2020, compared with $3.0 million and $123,000, respectively for the first quarter of 2019. Income tax expense for the first quarter of 2019 benefitted $341,000 or $0.05 per basic and diluted common share, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Significant items for the three months ended March 31, 2020 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $182.7 million or 23.8% to $949.2 million for the quarter ended March 31, 2020, compared with $766.5 million for the first quarter of 2019. This resulted in an increase in interest revenue volume of approximately $2.3 million for the quarter ended March 31, 2020, compared with the first quarter of 2019. Average loans were positively impacted from the branch purchase acquisition, which included approximately $126.8 million in loans at the time of the purchase, as well as loan growth during 2019 and the first quarter of 2020.

●

Net interest margin was 3.31% for the first three months of 2020 compared with 3.61% for the first three months of 2019. The yield on earning assets decreased to 4.50% in the first quarter of 2020 as compared to 4.90% in the first quarter of 2019. The decline in yield on earning assets was driven by the impact of falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate pricing features as the Federal Reserve lowered the federal funds target rate by 75 basis points in the latter half of 2019, 50 basis points on March 6, 2020, and 100 basis points on March 15, 2020. The cost of interest-bearing liabilities decreased from 1.57% in the first quarter of 2019 to 1.45% in the first quarter of 2020 as a result of decreases in short-term interest rates during 2019 and 2020.

●

While the Company has experienced historically strong trends in asset quality over the last several quarters and management’s assessment of risk within the portfolio has been low, the Company recorded provision for loan losses expense of $1.1 million in the first quarter of 2020, compared to no provision for loan losses expense in the first quarter of 2019. The first quarter 2020 loan loss provision was attributable to the level of net loan charge-offs for the quarter, to the impact of the increase in loan volume within the portfolio over the quarter, and to changes in the economic and business environment attributable to COVID-19 and the resultant risk it poses for business disruptions for the Bank’s borrowers. Net loan charge-offs were $276,000 for the first quarter of 2020, compared to net loan charge-offs of $194,000 for the first quarter of 2019.

●

Loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $1.2 million at March 31, 2020, and loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $248,000 at March 31, 2020. Total loans past due and nonaccrual loans decreased to $2.9 million at March 31, 2020, from $3.9 million at December 31, 2019.

●

In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. See the table under “COVID-19 Short-term Loan Concessions” section for detailed discussion.

●

At March 31, 2020, foreclosed properties remained unchanged at $3.2 million compared to December 31, 2019, and declined from $3.3 million at March 31, 2019. Operating expenses totaled $16,000 in the first quarter of 2020 compared to operating expenses and fair value write-downs of $166,000 in the first quarter of 2019.

●	The ratio of non-performing assets to total assets decreased to 0.41% at March 31, 2020, compared with 0.42% at December 31, 2019, and 0.57% at March 31, 2019.

●

Deposits were $1.06 billion at March 31, 2020, compared with $1.03 billion at December 31, 2019. Certificate of deposit balances decreased $9.0 million during the first three months of 2020 to $467.5 million at March 31, 2020, from $476.5 million at December 31, 2019. Interest checking accounts increased $11.6 million, non-interest bearing accounts decreased $1.9 million, money market declined $6.0 million, and savings accounts increased $36.2 million during the quarter ended March 31, 2020.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2019. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first three months of 2020, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2020, compared with the same period of 2019:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)

Gross interest income	$13,267	$12,186	$1,081	8.9%
Gross interest expense	3,505	3,227	278	8.6
Net interest income	9,762	8,959	803	9.0
Provision for loan losses	1,050	—	1,050	100
Non-interest income	1,724	1,284	440	34.3
Non-interest expense	8,235	7,281	954	13.1
Net income before taxes	2,201	2,962	(761)	(25.7)
Income tax expense	361	123	238	193.5
Net income	1,840	2,839	(999)	(35.2)

Net income for the three months ended March 31, 2020 totaled $1.8 million, compared with $2.8 million for the comparable period of 2019. Net interest income increased $803,000 from the 2019 first quarter as a result of an increase in earning assets from the branch transaction as well as loan growth. Provision expense of $1.1 million was recorded in the first quarter of 2020 as compared to no provision expense the first quarter of 2019 primarily in response to the level of net loan charge-offs for the quarter, to the impact of the increase in loan volume within the portfolio over the quarter, and to changes in the economic and business environment attributable to COVID-19. Non-interest income increased $440,000 from $1.3 million in the first quarter of 2019 to $1.7 million for the first quarter of 2020 primarily related to service charges on deposit accounts and interchange fee volume increases. Non-interest expense increased $954,000 from $7.3 million in the first quarter of 2019 to $8.2 million in the first quarter of 2020 primarily due to an increase in salaries and benefits connected to the addition of sales talent and associates acquired in the branch transaction.

Net income before taxes and income tax expense was $2.2 million and $361,000, respectively for the first quarter of 2020, compared with $3.0 million and $123,000, respectively for the first quarter of 2019. Income tax expense for the first quarter of 2019 benefitted $341,000 from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Net Interest Income – Net interest income was $9.8 million for the three months ended March 31, 2020, an increase of $803,000, or 9.0%, compared with $9.0 million for the same period in 2019. Net interest spread and margin were 3.05% and 3.31%, respectively, for the first quarter of 2020, compared with 3.33% and 3.61%, respectively, for the first quarter of 2019.

The interest rate environment remained challenging in the first quarter of 2020 as the Federal Reserve, after lowering rates 75 basis points in the latter half of 2019, lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, and loans with variable rate pricing features.

The yield on earning assets decreased to 4.50% for the first quarter of 2020, as compared to 4.90% in the first quarter of 2019. Average interest-earning assets were $1.18 billion for the first quarter of 2020, compared with $1.01 billion for the first quarter of 2019, a 17.7% increase, primarily attributable to higher average loans. Average loans receivable increased approximately $182.7 million for the first quarter of 2020 compared with the first quarter of 2019. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, which included approximately $126.8 million of loans at the time of purchase, as well as loan growth during 2019 and the first three months of 2020. The increase in average loans resulted in an increase in interest revenue volume of approximately $2.3 million for the quarter ended March 31, 2020, which was offset by a decrease in interest revenue to due declining rate of $933,000, as compared with the first quarter of 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents eight basis points and 22 basis points of yield on earning assets and net interest margin for the first quarter ended March 31, 2020 and 2019, respectively. Total interest income increased 8.9%, or $1.1 million, for the first quarter of 2020 compared to the first quarter of 2019.

The cost of interest-bearing liabilities decreased to 1.45% for the first quarter of 2020, as compared to 1.57% for the first quarter of 2019. Average interest-bearing liabilities increased by 16.4% to $971.6 million for the first quarter of 2020, as compared to $834.6 million for the first quarter of 2019 due to deposit growth and the completion of the branch acquisition on November 15, 2019, which included approximately $131.8 million in deposits at the time of purchase. Total interest expense increased by 8.6% to $3.5 million for the first quarter of 2020 as compared to the first quarter of 2019. The cost of interest-bearing liabilities for the first quarter of 2020 was also impacted by the subordinated debt issuance at a fixed rate of 5.75% in July 2019. As of March 31, 2020, time deposits comprise $467.5 million of the Company’s liabilities with $311.6 million, or 67%, set to mature in 2020.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended March 31, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$949,204	$11,611	4.92%	$766,505	$10,254	5.43%
Securities
Taxable	193,260	1,467	3.05	191,656	1,573	3.33
Tax-exempt (3)	9,989	70	3.57	13,512	93	3.53
FHLB stock	6,283	40	2.56	7,068	109	6.25
Federal funds sold and other	29,578	79	1.07	31,207	157	2.04
Total interest-earning assets	1,188,314	13,267	4.50%	1,009,948	12,186	4.90%
Less: Allowance for loan losses	(8,287)			(8,855)
Non-interest earning assets	93,140			74,460
Total assets	$1,273,167			$1,075,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$481,797	$2,233	1.86%	$459,709	$2,048	1.81%
NOW and money market deposits	310,046	428	0.56	264,847	525	0.80
Savings accounts	74,304	111	0.60	33,557	14	0.17
FHLB advances	62,407	220	1.42	45,524	281	2.50
Junior subordinated debentures	21,000	215	4.12	21,000	263	5.08
Subordinated capital note	17,000	242	5.73	—	—	—
Senior debt	5,000	56	4.50	10,000	96	3.89
Total interest-bearing liabilities	971,554	3,505	1.45%	834,637	3,227	1.57%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	186,797			142,716
Other liabilities	7,184			4,709
Total liabilities	1,165,535			982,062
Stockholders’ equity	107,632			93,491
Total liabilities and stockholders’ equity	$1,273,167			$1,075,553

Net interest income		$9,762			$8,959

Net interest spread			3.05%			3.33%
Net interest margin			3.31%			3.61%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $1.5 million and $2.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended March 31, 2020 vs. 2019
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(933)	$2,290	$1,357
Securities	(113)	(16)	(129)
FHLB stock	(58)	(11)	(69)
Federal funds sold and other	(70)	(8)	(78)
Total increase (decrease) in interest income	(1,174)	2,255	1,081

Interest-bearing liabilities:
Certificates of deposit and other time deposits	85	100	185
NOW and money market accounts	(177)	80	(97)
Savings accounts	66	31	97
FHLB advances	(145)	84	(61)
Junior subordinated debentures	(48)	—	(48)
Subordinated capital note	—	242	242
Senior debt	14	(54)	(40)
Total decrease in interest expense	(205)	483	278
Increase (decrease) in net interest income	$(969)	$1,772	$803

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2020 and 2019:

	For the Three Months
	Ended March 31,
	2020	2019
	(in thousands)

Service charges on deposit accounts	$668	$496
Bank card interchange fees	750	508
Income from bank owned life insurance	96	99
Other	210	181
Total non-interest income	$1,724	$1,284

Non-interest income for the first quarter of 2020 increased by $440,000, or 34.3%, to $1.7 million compared with $1.3 million for the first quarter of 2019. The increase was primarily related to services charges on deposit accounts and bank card interchange fees. The service charges on deposit accounts and interchange fee volume increases are primarily attributable to the deposit accounts acquired in the branch acquisition transaction on November 15, 2019.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2020 and 2019:

	For the Three Months
	Ended March 31,
	2020	2019
	(in thousands)

Salary and employee benefits	$4,538	$3,915
Occupancy and equipment	999	898
Professional fees	208	165
Marketing expense	214	227
FDIC insurance	—	108
Data processing expense	359	313
State franchise and deposit tax	360	315
Deposit account related expenses	451	281
Other real estate owned expense	16	166
Litigation and loan collection expense	65	46
Communications expense	218	190
Insurance expense	103	114
Postage and delivery	168	141
Other	536	402
Total non-interest expense	$8,235	$7,281

Non-interest expense for the first quarter ended March 31, 2020 increased $954,000, or 13.1%, to $8.2 million compared with $7.3 million for the first quarter of 2019. The increase from the first quarter of 2019 was primarily due to an increase in salaries and employee benefits of $623,000, as the Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff added in connection with the branch purchase transaction. Deposit account related expense increased $170,000, which correlated to the growth in interchange fees. OREO expense decreased $150,000 as the first quarter of 2020 had no valuation write-downs as compared to write-downs of $150,000 in the first quarter of 2019. No FDIC insurance premium expense was recorded in the first quarter of 2020 as the Bank utilized assessment credits. FDIC insurance expense is expected to return to normalized levels in the second quarter of 2020.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2020	2019
	(in thousands)

Federal statutory rate times financial statement income	$462	$622
Effect of:
Tax-exempt income	(14)	(19)
Establish state deferred tax asset	(72)	(341)
Non-taxable life insurance income	(20)	(21)
Restricted stock vesting	(1)	(126)
Other, net	6	8
Total	$361	$123

Net income before taxes and income tax expense was $2.2 million and $361,000, respectively for the first quarter of 2020, compared with $3.0 million and $123,000, respectively for the first quarter of 2019. Income tax expense for the first quarter of 2019 benefitted $341,000 from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Analysis of Financial Condition

Total assets increased $28.4 million, or 2.3%, to $1.27 billion at March 31, 2020, from $1.25 billion at December 31, 2019. This increase was primarily attributable to an increase in loans receivable of $35.3 million, partially offset by a decrease in securities available for sale of $10.3 million.

Loans Receivable – Loans receivable increased $35.3 million, or 3.8%, during the three months ended March 31, 2020 to $961.6 million as loan growth outpaced paydowns. Our commercial and commercial real estate portfolios increased by an aggregate of $37.8 million, or 6.9% during the first quarter of 2020 and comprised 60.6% of the loan portfolio at March 31, 2020. Residential real estate and consumer portfolios decreased by an aggregate of $4.3 million, or 1.3% during the first quarter of 2020 and comprised 35.5% of the loan portfolio at March 31, 2020.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$169,176	17.59%	$145,551	15.71%
Commercial Real Estate
Construction	71,267	7.41	64,911	7.01
Farmland	80,579	8.38	79,118	8.54
Nonfarm nonresidential	261,807	27.23	255,459	27.58
Residential Real Estate
Multi-family	75,525	7.85	70,950	7.66
1-4 Family	220,701	22.95	226,629	24.47
Consumer	44,814	4.66	47,790	5.16
Agriculture	36,977	3.85	35,064	3.79
Other	715	0.08	799	0.08
Total loans	$961,561	100.00%	$926,271	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2020		December 31, 2019
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$915,985	95.3%	$888,707	95.9%
Watch	38,464	4.0	27,522	3.0
Special Mention	—	—	—	—
Substandard	7,112	0.7	10,042	1.1
Doubtful	—	—	—	—
Total	$961,561	100.0%	$926,271	100.00%

Loans receivable increased $35.3 million, or 3.8%, during the three months ended March 31, 2020. Since December 31, 2019, the pass category increased approximately $27.3 million, the watch category increased approximately $10.9 million, and the substandard category decreased approximately $2.9 million. The increase in watch category primarily related to $9.6 million in commercial loans migrating during the first quarter of 2020. The $2.9 million decrease in loans classified as substandard was primarily driven by $3.2 million in payments, $305,000 in charge-offs, and $27,000 in loans upgraded from substandard offset by $563,000 in loans moved to substandard during the quarter.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2020	December 31, 2019
	(in thousands)
Past Due Loans:
30-59 Days	$1,158	$1,747
60-89 Days	248	670
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,406	2,417

Nonaccrual Loans	1,500	1,528
Total Past Due and Nonaccrual Loans	$2,906	$3,945

During the three months ended March 31, 2020, nonaccrual loans decreased by $28,000 to $1.5 million. During the three months ended March 31, 2020, loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $1.2 million at March 31, 2020. Loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $248,000 at March 31, 2020. This represents a $1.0 million decrease from December 31, 2019 to March 31, 2020, in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At March 31, 2020 and December 31, 2019, the Bank had three restructured loans totaling $466,000 and $475,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at March 31, 2020 or December 31, 2019. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At March 31, 2020 and December 31, 2019, all TDRs were performing according to their modified terms.

There were no modifications granted during 2020 and two modifications granted during 2019 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

COVID-19 Short-term Loan Concessions - In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications as defined under section 4013 of the Coronavirus Aid Relief and Economic Security Act ("CARES Act") involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. The following table details those modifications by loan category and type as of March 31, 2020 and April 29, 2020:

	March 31, 2020		April 29, 2020
	Amount	Number	Amount	Number
	(dollars in thousands)

Commercial:
Interest only	$103	4	$392	7
Principal and interest deferral	413	6	10,578	25
Commercial Real Estate
Construction:
Interest only	—	—	—	—
Principal and interest deferral	—	—	7,052	4
Farmland:
Interest only	—	—	9	1
Principal and interest deferral	498	4	2,296	14
Nonfarm nonresidential:
Interest only	4,796	15	18,217	31
Principal and interest deferral	3,877	7	86,534	59
Residential Real Estate
Multi-family:
Interest only	—	—	1,740	2
Principal and interest deferral	188	1	619	2
1-4 Family:
Interest only	143	2	4,450	17
Principal and interest deferral	2,046	11	11,291	66
Consumer:
Interest only	50	5	74	8
Principal and interest deferral	7	2	41	5
Agriculture:
Interest only	—	—	—	—
Principal and interest deferral	—	—	—	—
Other:
Interest only	—	—	—	—
Principal and interest deferral	—	—	—	—
Total modified loans	$12,121	57	$143,293	241

Retail purpose commercial real estate operators, as well as hotel and restaurant operators, have been disproportionately impacted by COVID-19. As of March 31, 2020, the Bank had loans totaling $63.9 million secured by retail purpose commercial real estate, $50.4 million secured by hotel and lodging real estate, and $30.9 million secured by limited and full-service restaurant real estate, or 6.6%, 5.2%, and 3.2% of total loans, respectively. As of April 29, 2020, loans with outstanding principal balances of $22.9 million for retail purpose commercial real estate, $49.2 million for hotel and lodging real estate, and $21.9 million for limited and full-service restaurant real estate were granted principal and interest deferrals.

The Bank is also working with borrowers to secure SBA guaranteed financing for those who qualify through the SBA Paycheck Protection Program, which became available in early April through the CARES Act. As of April 29, 2020, the Bank had secured loan guarantees for 414 borrowers totaling approximately $40.5 million.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(dollars in thousands)

Loans on nonaccrual status	$1,500	$1,528
Troubled debt restructurings on accrual	466	475
Past due 90 days or more still on accrual	—	—
Total non-performing loans	1,966	2,003
Real estate acquired through foreclosure	3,225	3,225
Other repossessed assets	—	—
Total non-performing assets	$5,191	$5,228

Non-performing loans to total loans	0.20%	0.22%
Non-performing assets to total assets	0.41%	0.42%
Allowance for non-performing loans	$33	$48
Allowance for non-performing loans to non-performing loans	1.68%	2.40%

Nonperforming loans at March 31, 2020, were $2.0 million, or 0.20% of total loans, compared with $2.0 million, or 0.22% of total loans at December 31, 2019, and $2.8 million, or 0.36% of total loans at March 31, 2019.

Provision and Allowance for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred losses existing in the loan portfolio. Management evaluates the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. Management develops allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio applied to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from the assumptions used by management in making its determination, management may be required to materially increase its allowance for loan losses and provision for loan losses, which could adversely affect results.

While the Company has experienced historically strong trends in asset quality over the last several quarters and management’s assessment of risk in the loan portfolio has been low, a provision of $1.05 million was recorded in the first quarter of 2020 compared to no provision for loan losses in the first quarter of 2019. The first quarter 2020 loan loss provision was attributable to the level of net loan charge-offs for the quarter, the impact of the increase in loan volume within the portfolio over the quarter, and to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared and the resultant risk the pandemic poses for business disruptions for the Bank’s borrowers.

While the Company expects the U.S. Government’s economic response to the COVID-19 pandemic through monetary policy and fiscal stimulus will provide meaningful support to the economy, management deemed it prudent to increase the allowance for loan losses through its qualitative environmental factors to account for the pandemic risk.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2020	2019	2019
	(dollars in thousands)
Balances at beginning of period	$8,376	$8,880	$8,880

Loans charged-off:
Real estate	104	97	322
Commercial	29	—	37
Consumer	161	180	663
Agriculture	41	1	266
Other	—	—	—
Total charge-offs	335	278	1,288

Recoveries:
Real estate	41	63	597
Commercial	5	5	106
Consumer	4	16	75
Agriculture	8	—	3
Other	1	—	3
Total recoveries	59	84	784
Net charge-offs (recoveries)	276	194	504
Provision (negative provision) for loan losses	1,050	—	—
Balance at end of period	$9,150	$8,686	$8,376

Allowance for loan losses to period-end loans	0.95%	1.10%	0.90%
Net charge-offs (recoveries) to average loans	0.12%	0.10%	0.06%
Allowance for loan losses to non-performing loans	465.41%	306.82%	418.17%

The allowance for loan losses to total loans was 0.95% at March 31, 2020, compared to 0.90% at December 31, 2019, and 1.10% at March 31, 2019. Loans acquired in the November 2019 branch transaction totaled $118.0 million at March 31, 2020 and $124.7 million at December 31, 2019. These loans were recorded at fair value as determined by an independent third party. The remaining discount associated with the fair value purchase accounting adjustments on the acquired loans was $427,000 at March 31, 2020, compared to $480,000 at December 31, 2019. Any subsequent deterioration of these acquired loans may require an adjustment through the allowance for loan loss. Excluding loans acquired in the November 2019 branch transaction, the allowance for loan losses to total loans was 1.08% and 1.04% at March 31, 2020 and December 31, 2019, respectively. Net loan charge-offs were $276,000 for the first quarter of 2020, compared to $194,000 for the first quarter of 2019. The allowance for loan losses to non-performing loans was 465.41% at March 31, 2020, compared with 418.17% at December 31, 2019, and 306.82% at March 31, 2019. Net charge-offs in the first three months of 2019 totaled $276,000 compared to net charge-offs of $194,000 in the first three months of 2019.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 56.44% and 47.50% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at March 31, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $10.3 million, or 4.9%, to $198.7 million at March 31, 2020, compared with $209.0 million at December 31, 2019.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government andfederal agencies	$20,751	$353	$—	$21,104	$22,281	$196	$(147)	$22,330
Agency mortgage-backed residential	86,840	2,428	(167)	89,101	91,269	1,186	(255)	92,200
Collateralized loan obligations	44,732	—	(3,978)	40,754	49,831	—	(412)	49,419
State and municipal	28,301	346	(493)	28,154	27,819	550	(3)	28,366
Corporate bonds	20,831	199	(1,486)	19,544	16,472	213	—	16,685
Total available for sale	$201,455	$3,326	$(6,124)	$198,657	$207,672	$2,145	$(817)	$209,000

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLOs are typically managed large non-bank financial institutions or banks and are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. The fair value of the Bank’s CLOs declined by approximately $3.6 million, or 8% of amortized cost, during the first quarter of 2020 as market liquidity within the CLO sector was disrupted by COVID-19.

Although the Bank attempts to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher, completing pre-purchase due diligence, and through ongoing monitoring, no assurance can be given that these risk mitigation efforts will be successful. At March 31, 2020, $25.7 million and $15.0 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2019 or in the first quarter of 2020. Stress testing was completed on each security in the CLO portfolio as of quarter-end. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag. During the first quarter, one of the CLOs in the investment portfolio rated AA with a book value of $5.0 million was called and redeemed at par value or $5.0 million by the issuer. The Bank’s CLOs are all floating rate with rates set on a quarterly basis at three-month LIBOR plus a spread.

The fair value of the Bank’s corporate bond portfolio was also impacted by market disruption and declining rates, resulting in a fair value decline of approximately $1.5 million, or 7% of amortized cost, during the first quarter. The corporate bond portfolio consists of ten subordinated debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for five years converting to floating at an index over LIBOR or floating at an index over LIBOR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Bank has the intent and ability to hold its CLO and corporate debt securities to maturity and, at this juncture, has determined the value decline is temporary in nature.

Foreclosed Properties – Foreclosed properties at March 31, 2020 were $3.2 million compared with $3.3 million at March 31, 2019 and $3.2 million at December 31, 2019. See Note 5, “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

Operating expenses for OREO totaled $16,000 for the three months ended March 31, 2020, compared to write-downs and operating expenses of $166,000 for the three months ended March 31, 2019. There were no fair value write-downs recorded during the three months ended March 31, 2020, compared with write-downs of $150,000 for the three months ended March 31, 2019.

Liabilities – Total liabilities at March 31, 2020 were $1.2 billion compared with $1.1 billion at December 31, 2019, an increase of $29.7 million, or 2.6%. This increase was primarily attributable to an increase in total deposits of $30.9 million.

Deposits are the primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$186,797		$151,299
Interest checking	153,965	0.36%	104,077	0.30%
Money market	156,081	0.74	161,610	1.06
Savings	74,304	0.60	36,035	0.19
Certificates of deposit	481,797	1.86	483,222	1.98
Total deposits	$1,052,944	1.06%	$936,243	1.25%

The following table shows at March 31, 2020 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period
(in thousands)
Three months or less	$29,235
Three months through six months	13,076
Six months through twelve months	15,633
Over twelve months	6,956
Total	$64,900

Liquidity

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the Company meets the cash flow requirements of depositors and borrowers, as well as operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that cash flow needs are met at a reasonable cost. Management maintains an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee regularly monitors and reviews our liquidity position.

Funds are available to the Bank from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding.

The Bank also borrows from the FHLB to supplement funding requirements. At March 31, 2020, the Bank had an unused borrowing capacity with the FHLB of $53.6 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2020, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, the subordinated capital note, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. The senior debt loan agreement requires the Company to maintain a minimum of $2.5 million in cash on hand. At March 31, 2020, cash on hand totaled $3.8 million.

Capital

Stockholders’ equity decreased $1.2 million to $104.5 million at March 31, 2020, compared with $105.8 million at December 31, 2019 primarily due to the other comprehensive loss for the quarter of $3.1 million, offset by current year net income of $1.8 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	March 31, 2020	December 31, 2019

Tier 1 Capital	6.0%	8.0%	11.50%	11.25%
Common equity Tier 1 capital	4.5	6.5	11.50	11.25
Total risk-based capital	8.0	10.0	12.38	12.08
Tier 1 leverage ratio	4.0	5.0	9.67	9.99

Failure to meet minimum capital requirements could result in discretionary actions by regulators that, if taken, could have a materially adverse effect on our financial condition.

The Basel III rules also established a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. The minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 1.6% at March 31, 2020, compared with a decrease of 2.3% at December 31, 2019. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 2.4% at March 31, 2020, compared with a decrease of 5.1% at December 31, 2019.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2020, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,026)	(2.44)%
+ 100 basis points	(680)	(1.62)
- 100 basis points	100	0.24
- 200 basis points	(943)	(2.24)

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

Item 1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in our 2019 Annual Report and Part I Item 1A of our 2019 Form 10-K.

The COVID-19 Pandemic Creates Significant Risks and Uncertainties for the Company’s Business.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 ("COVID-19") as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan portfolio and increase its allowance for loan losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition. The business operations of the Bank may also be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations and/or disruptions. Furthermore, the business operations of the Company and Bank have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

In response to the pandemic, the Bank has made certain accommodations to customers, which may negatively impact revenue and other results of operations of the Company in the near term and, if not effective in mitigating the effect of COVID-19 on the Company’s customers, may adversely affect the Company’s business and results of operations more substantially over a longer period of time.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations such as goodwill, loan collections, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may heighten many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company’s equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
February 2020	1,339	$17.04
March 2020	1,838	$7.50

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

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2020, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

May 1, 2020	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

May 1, 2020	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer