Form 10-Q
period 2020-06-30
LIMESTONE BANCORP, INC.
filed 2020-07-31
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

6,499,249 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at July 31, 2020.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for June 30, 2020 and December 31, 2019

Unaudited Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019

Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$9,990	$8,241
Interest bearing deposits in banks	39,027	21,962
Cash and cash equivalents	49,017	30,203
Securities available for sale	202,596	209,000
Loans, net of allowance of $10,228 and $8,376, respectively	965,531	917,895
Premises and equipment, net	19,000	19,658
Premises held for sale	1,149	900
Other real estate owned	1,625	3,225
Federal Home Loan Bank stock	6,142	6,237
Bank owned life insurance	16,238	16,037
Deferred taxes, net	27,054	27,765
Goodwill	6,252	6,252
Other intangible assets, net	2,372	2,500
Accrued interest receivable and other assets	7,532	6,107
Total assets	$1,304,508	$1,245,779

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$224,901	$187,551
Interest bearing	899,887	839,424
Total deposits	1,124,788	1,026,975
Federal Home Loan Bank advances	20,644	61,389
Accrued interest payable and other liabilities	7,020	8,665
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	17,000	17,000
Senior debt	5,000	5,000
Total liabilities	1,195,452	1,140,029
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,265,872 and 6,251,975 voting, and 1,220,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,643	24,508
Retained deficit	(51,861)	(55,683)
Accumulated other comprehensive loss	(4,365)	(3,714)
Total stockholders' equity	109,056	105,750
Total liabilities and stockholders’ equity	$1,304,508	$1,245,779

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$11,356	$10,465	$22,967	$20,719
Taxable securities	1,307	1,608	2,774	3,181
Tax exempt securities	77	88	147	181
Federal funds sold and other	46	215	165	481
	12,786	12,376	26,053	24,562
Interest expense
Deposits	2,127	2,965	4,899	5,552
Federal Home Loan Bank advances	73	255	293	536
Senior debt	51	98	107	194
Junior subordinated debentures	172	258	387	521
Subordinated capital notes	253	—	495	—
	2,676	3,576	6,181	6,803
Net interest income	10,110	8,800	19,872	17,759
Provision for loan losses	1,100	—	2,150	—
Net interest income after provision for loan losses	9,010	8,800	17,722	17,759

Non-interest income
Service charges on deposit accounts	441	571	1,109	1,067
Bank card interchange fees	863	596	1,613	1,104
Income from bank owned life insurance	116	118	212	217
Net loss on sales and calls of investment securities	(5)	(5)	(5)	(5)
Other	186	166	396	347
	1,601	1,446	3,325	2,730
Non-interest expense
Salaries and employee benefits	4,633	3,915	9,171	7,830
Occupancy and equipment	983	854	1,982	1,752
Professional fees	235	179	443	344
Marketing expense	104	212	318	439
FDIC Insurance	67	103	67	211
Data processing expense	380	315	739	628
State franchise and deposit tax	360	315	720	630
Deposit account related expense	460	310	911	591
Other real estate owned expense	22	142	38	308
Litigation and loan collection expense	59	34	124	80
Communications expense	247	189	465	379
Insurance expense	111	112	214	226
Postage and delivery	152	134	320	275
Other	423	410	959	812
	8,236	7,224	16,471	14,505
Income before income taxes	2,375	3,022	4,576	5,984
Income tax expense (benefit)	393	(611)	754	(488)
Net income	1,982	3,633	3,822	6,472
Basic and diluted income per common share	$0.26	$0.49	$0.51	$0.87

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,982	$3,633	$3,822	$6,472
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	3,254	1,882	(872)	3,877
Less reclassification adjustment for gains (losses) included in net income	(5)	(5)	(5)	(5)
Net unrealized gain (loss) recognized in comprehensive income (loss)	3,259	1,887	(867)	3,882
Tax effect	(762)	(471)	216	(889)
Other comprehensive income (loss)	2,497	1,416	(651)	2,993

Comprehensive income	$4,479	$5,049	$3,171	$9,465

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2020	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	17,330	—	17,330	—	(37)	—	—	(37)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Net income	—	—	—	—	—	1,840	—	1,840
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,148)	(3,148)
Balances, March 31, 2020	6,269,305	1,220,000	7,489,305	$140,639	$24,577	$(53,843)	$(6,862)	$104,511
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	(3,433)	—	(3,433)	—	(38)	—	—	(38)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	104	—	—	104
Net income	—	—	—	—	—	1,982	—	1,982
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	2,497	2,497
Balances, June 30, 2020	6,265,872	1,220,000	7,485,872	$140,639	$24,643	$(51,861)	$(4,365)	$109,056

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2020 and 2019

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2019	6,242,720	1,220,000	7,462,720	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	1,642	—	1,642	—	(276)	—	—	(276)
Forfeited unvested stock	(3,748)	—	(3,748)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	6,240,614	1,220,000	7,460,614	$140,639	$24,093	$(63,362)	$(5,051)	$96,319
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	(2,532)	—	(2,532)	—	(39)	—	—	(39)
Forfeited unvested stock	(250)	—	(250)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	93	—	—	93
Net income	—	—	—	—	—	3,633	—	3,633
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	1,416	1,416
Balances, June 30, 2019	6,237,832	1,220,000	7,457,832	$140,639	$24,147	$(59,729)	$(3,635)	$101,422

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash flows from operating activities
Net income	$3,822	$6,472
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,080	979
Provision for loan losses	2,150	—
Net amortization on securities	321	363
Stock-based compensation expense	210	175
Deferred taxes, net	927	(317)
Net write-down of other real estate owned	—	260
Net realized loss on sales and calls of investment securities	5	5
Net write-down on premises held for sale	61	55
Increase in cash surrender value of life insurance, net of premium expense	(201)	(207)
Amortization of operating lease right-of-use assets	375	123
Net change in accrued interest receivable and other assets	(1,425)	(552)
Net change in accrued interest payable and other liabilities	(1,645)	(1,903)
Net cash from operating activities	5,680	5,453

Cash flows from investing activities
Purchases of available for sale securities	(18,309)	(13,894)
Proceeds from sales and calls of available for sale securities	8,530	2,452
Proceeds from maturities and prepayments of available for sale securities	14,990	7,534
Purchases of Federal Home Loan Bank stock	(600)	—
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	695	540
Proceeds from sale of other real estate owned	1,600	—
Net change in loans	(50,212)	(38,476)
Purchases of premises and equipment	(553)	(208)
Proceeds from sale of premises and equipment	—	1
Net cash from investing activities	(43,859)	(42,051)

Cash flows from financing activities
Net change in deposits	97,813	44,246
Repayment of Federal Home Loan Bank advances	(135,745)	(65,079)
Advances from Federal Home Loan Bank	95,000	70,000
Common shares withheld for taxes	(75)	(315)
Net cash from financing activities	56,993	48,852
Net change in cash and cash equivalents	18,814	12,254
Beginning cash and cash equivalents	30,203	35,361
Ending cash and cash equivalents	$49,017	$47,615

Supplemental cash flow information:
Interest paid	$6,549	$6,771
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	—
Transfer from premises and equipment to premises held for sale	310	—
Financed sales of other real estate owned	1,360	—
Initial recognition of right-of-use lease assets	—	507

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID-19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, or deferred tax assets.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2020
Available for sale
U.S. Government and federal agency	$20,302	$772	$—	$21,074
Agency mortgage-backed: residential	85,048	3,152	(21)	88,179
Collateralized loan obligations	44,730	—	(3,042)	41,688
State and municipal	28,708	917	(57)	29,568
Corporate bonds	23,347	313	(1,573)	22,087
Total available for sale	$202,135	$5,154	$(4,693)	$202,596

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale
U.S. Government and federal agency	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200
Collateralized loan obligations	49,831	—	(412)	49,419
State and municipal	27,819	550	(3)	28,366
Corporate bonds	16,472	213	—	16,685
Total available for sale	$207,672	$2,145	$(817)	$209,000

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Proceeds	$2,530	$1,452	$8,530	$2,452
Gross gains	—	1	—	1
Gross losses	5	6	5	6

The amortized cost and fair value of our debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	June 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$15,142	$14,048
One to five years	41,133	42,486
Five to ten years	37,615	36,545
Beyond ten years	23,197	21,338
Agency mortgage-backed: residential	85,048	88,179
Total	$202,135	$202,596

Securities pledged at June 30, 2020 and December 31, 2019 had carrying values of approximately $85.1 million and $75.8 million, respectively, and were pledged to secure public deposits.

At June 30, 2020 and December 31, 2019, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $15.4 million and $14.5 million, respectively. At June 30, 2020 and December 31, 2019, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

At June 30, 2020, $26.4 million and $15.3 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in the six months ended June 30, 2020. All of our CLOs are floating rate, with rates set on a quarterly basis at three-month LIBOR plus a spread. Stress testing was completed on each security in the CLO portfolio as of June 30, 2020. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The fair value of the Bank’s corporate bond portfolio was also impacted by market disruption and declining rates. The corporate bond portfolio consists of eleven subordinated debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for five years converting to floating at an index over LIBOR or floating at an index over LIBOR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2020, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at June 30, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
June 30, 2020
Available for sale
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	6,100	(21)	—	—	6,100	(21)
Collateralized loan obligations	10,813	(732)	30,875	(2,310)	41,688	(3,042)
State and municipal	3,258	(57)	—	—	3,258	(57)
Corporate bonds	14,760	(1,573)	—	—	14,760	(1,573)
Total temporarily impaired	$34,931	$(2,383)	$30,875	$(2,310)	$65,806	$(4,693)
December 31, 2019
Available for sale
U.S. Government and federal agency	$12,567	$(147)	$—	$—	$12,567	$(147)
Agency mortgage-backed: residential	18,457	(97)	10,665	(158)	29,122	(255)
Collateralized loan obligations	9,539	(46)	35,336	(366)	44,875	(412)
State and municipal	911	(3)	—	—	911	(3)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$41,474	$(293)	$46,001	$(524)	$87,475	$(817)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)
Commercial (1)	$221,292	$145,551
Commercial Real Estate:
Construction	73,195	64,911
Farmland	79,555	79,118
Nonfarm nonresidential	254,616	255,459
Residential Real Estate:
Multi-family	65,113	70,950
1-4 Family	204,283	226,629
Consumer	38,828	47,790
Agriculture	38,286	35,064
Other	591	799
Subtotal	975,759	926,271
Less: Allowance for loan losses	(10,228)	(8,376)
Loans, net	$965,531	$917,895

_______________________________________________________________________________________________

(1)   Includes PPP loans of $41.9 million at June 30, 2020.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2020 and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2020:
Beginning balance	$2,025	$4,212	$1,909	$593	$409	$2	$9,150
Provision (negative provision)	504	210	189	134	65	(2)	1,100
Loans charged off	(3)	(28)	(7)	(152)	(3)	–	(193)
Recoveries	6	100	55	6	1	3	171
Ending balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228

June 30, 2019:
Beginning balance	$1,447	$4,498	$2,227	$159	$353	$2	$8,686
Provision (negative provision)	(45)	(46)	52	(16)	55	–	–
Loans charged off	–	–	(35)	(34)	(3)	–	(72)
Recoveries	90	1	83	44	–	–	218
Ending balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2020 and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	843	351	409	399	152	(4)	2,150
Loans charged off	(32)	(57)	(82)	(313)	(44)	–	(528)
Recoveries	11	120	76	10	9	4	230
Ending balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228

June 30, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	98	(211)	(152)	177	88	–	–
Loans charged off	–	(15)	(117)	(214)	(4)	–	(350)
Recoveries	95	3	144	60	–	–	302
Ending balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$24	$1	$–	$–	$–	$25
Collectively evaluated for impairment	2,532	4,470	2,145	581	472	3	10,203
Total ending allowance balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228

Loans:
Loans individually evaluated for impairment	$103	$1,014	$940	$14	$–	$–	$2,071
Loans collectively evaluated for impairment	221,189	406,352	268,456	38,814	38,286	591	973,688
Total ending loans balance	$221,292	$407,366	$269,396	$38,828	$38,286	$591	$975,759

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

	As of June 30, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$210	$103	$—	$131	$—	$104	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	411	295	—	297	3	296	13
Nonfarm nonresidential	986	426	—	453	10	465	18
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,819	866	—	856	51	819	54
Consumer	224	14	—	78	—	85	1
Agriculture	297	—	—	—	—	14	—
Other	—	—	—	—	—	—	—
Subtotal	3,947	1,704	—	1,815	64	1,783	86
With An Allowance Recorded:
Commercial	—	—	—	—	—	8	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	143	143	19	143	2	189	4
Nonfarm nonresidential	161	150	5	75	—	50	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	74	74	1	74	1	98	3
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	378	367	25	292	3	345	7
Total	$4,325	$2,071	$25	$2,107	$67	$2,128	$93

	As of December 31, 2019			Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$138	$50	$—	$66	$—	$62	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	380	293	—	156	3	134	8
Nonfarm nonresidential	1,057	489	—	246	4	251	7
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,679	745	—	1,448	28	1,508	50
Consumer	309	98	—	14	2	9	2
Agriculture	304	42	—	65	—	43	—
Other	—	—	—	—	—	—	—
Subtotal	3,867	1,717	—	1,995	37	2,007	67
With An Allowance Recorded:
Commercial	24	24	3	13	1	9	1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	282	282	37	225	—	203	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	183	147	2	715	10	717	21
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	489	453	42	953	11	929	22
Total	$4,356	$2,170	$42	$2,948	$48	$2,936	$89

Cash basis income recognized for the three and six months ended June 30, 2020 was $54,000 and $68,000, respectively, compared to $30,000 and $60,000 for the three and six months ended June 30, 2019, respectively.

Troubled Debt Restructuring

A troubled debt restructuring (TDR) occurs when the Bank has agreed to an other than short-term loan modification in the form of a concession for a borrower who is experiencing financial difficulty. The Bank’s TDRs may involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower.

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2020 and December 31, 2019:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2020
Commercial Real Estate:
Nonfarm nonresidential	$388	$—	$388
Residential Real Estate:
1-4 Family	74	—	74
Total TDRs	$462	$—	$462

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$400	$—	$400
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$475	$—	$475

At June 30, 2020 and December 31, 2019, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2020 and December 31, 2019. The Company has committed to lend no additional amounts as of June 30, 2020 and December 31, 2019 to borrowers with outstanding loans classified as TDRs.

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

No TDR loan modifications occurred during the three and six months ended June 30, 2020 or June 30, 2019. During the three and six months ended June 30, 2020 and June 30, 2019, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-TDR Loan Modifications due to COVID-19

The Company has elected to account for eligible loan modifications under Section 4013 of the CARES Act. To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID 19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of June 30, 2020, and December 31, 2019:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in thousands)

Commercial	$104	$50	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	295	431	—	—
Nonfarm nonresidential	188	90	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	809	817	—	—
Consumer	14	98	—	—
Agriculture	—	42	—	—
Other	—	—	—	—
Total	$1,410	$1,528	$—	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2020
Commercial	$—	$—	$—	$104	$104
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	55	—	—	295	350
Nonfarm nonresidential	—	40	—	188	228
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	331	88	—	809	1,228
Consumer	67	69	—	14	150
Agriculture	5	—	—	—	5
Other	—	—	—	—	—
Total	$458	$197	$—	$1,410	$2,065

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2019
Commercial	$14	$3	$—	$50	$67
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	274	—	—	431	705
Nonfarm nonresidential	206	—	—	90	296
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,162	503	—	817	2,482
Consumer	91	164	—	98	353
Agriculture	—	—	—	42	42
Other	—	—	—	—	—
Total	$1,747	$670	$—	$1,528	$3,945

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

As of June 30, 2020, and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2020
Commercial	$203,360	$16,048	$—	$1,884	$—	$221,292
Commercial Real Estate:
Construction	73,195	—	—	—	—	73,195
Farmland	72,750	6,008	—	797	—	79,555
Nonfarm nonresidential	246,118	6,726	—	1,772	—	254,616
Residential Real Estate:
Multi-family	54,665	10,448	—	—	—	65,113
1-4 Family	198,014	3,617	—	2,652	—	204,283
Consumer	38,780	3	—	45	—	38,828
Agriculture	38,085	164	—	37	—	38,286
Other	591	—	—	—	—	591
Total	$925,558	$43,014	$—	$7,187	$—	$975,759

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2019
Commercial	$130,312	$11,280	$—	$3,959	$—	$145,551
Commercial Real Estate:
Construction	64,911	—	—	—	—	64,911
Farmland	71,503	6,663	—	952	—	79,118
Nonfarm nonresidential	245,995	6,986	—	2,478	—	255,459
Residential Real Estate:
Multi-family	70,950	—	—	—	—	70,950
1-4 Family	221,727	2,420	—	2,482	—	226,629
Consumer	47,657	5	—	128	—	47,790
Agriculture	34,853	168	—	43	—	35,064
Other	799	—	—	—	—	799
Total	$888,707	$27,522	$—	$10,042	$—	$926,271

Note 4 – Leases

As of June 30, 2020, the Company leases real estate for six branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2055, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of June 30, 2020.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 5.47% as of June 30, 2020.

Total rental expense was $136,000 and $256,000, respectively, for the three and six months ended June 30, 2020, compared to $65,000 and $130,000, respectively, for the three and six months ended June 30, 2019. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $2.7 million as of June 30, 2020 and $384,000 as of June 30, 2019.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2020 (in thousands):

June 30, 2020

July – December 2020	$255
2021	241
2022	223
2023	226
2024	225
Thereafter	3,720
Total minimum lease payments	4,890
Discount effect of cash flows	(2,195)
Present value of lease liabilities	$2,695

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

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2020	December 31, 2019
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$1,625	$3,225
	$1,625	$3,225

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $154,000 and $172,000 at June 30, 2020 and December 31, 2019, respectively.

Activity relating to OREO during the six months ended June 30, 2020 and 2019 is as follows:

	For the Six Months Ended June 30,
	2020	2019
	(in thousands)
OREO Activity
OREO as of January 1	$3,225	$3,485
Real estate acquired	—	—
Valuation adjustment write-downs	—	(260)
Net gain on sales	—	—
Proceeds from sales of properties	(1,600)	—
OREO as of June 30	$1,625	$3,225

Expenses related to other real estate owned include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net gain on sales	$—	$—	$—	$—
Valuation adjustment write-downs	—	110	—	260
Operating expense	22	32	38	48
Total	$22	$142	$38	$308

Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s acquired goodwill and intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	128	2,500	—
Outstanding, ending	$8,752	$128	$8,752	$—

The Company has $6.3 million of goodwill related to a 2019 branch acquisition transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. Based upon current economic conditions as a result of COVID-19, management assessed goodwill for impairment as of June 30, 2020 and concluded there was no impairment. Goodwill is the Company’s sole intangible asset with an indefinite life.

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and six months ended June 30, 2020, the Company recorded intangible amortization expense totaling $64,000 and $128,000, respectively.

Amortization expense related to the core deposit intangible for the remainder of 2020 and beyond is estimated as follows (in thousands):

June 30, 2020
July 2020 – December 2020	$128
2021	256
2022	256
2023	256
2024	256
Thereafter	1,220
$2,372

Note 7 – Deposits

The following table details deposits by category:

	June 30, 2020	December 31, 2019
	(in thousands)
Non-interest bearing	$224,901	$187,551
Interest checking	167,814	146,038
Money market	166,376	160,837
Savings	119,327	56,015
Certificates of deposit	446,370	476,534
Total	$1,124,788	$1,026,975

Time deposits of $250,000 or more were $66.6 million and $51.2 million at June 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of total time deposits at June 30, 2020 for each of the next five years and thereafter are as follows (in thousands):

Year 1	$362,819
Year 2	42,047
Year 3	17,112
Year 4	12,242
Year 5	11,801
Thereafter	349
$446,370

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2020	2019
	(in thousands)

Short term advances	$—	$60,000
Long term advances (fixed rates 0.00% to 0.77%) maturing April 2021 to February 2030	20,644	1,389
Total advances from the Federal Home Loan Bank	$20,644	$61,389

FHLB advances had a weighted-average rate of 0.75% at June 30, 2020 and 1.70% at December 31, 2019. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2020 or 2019. The advances were collateralized by approximately $147.2 million and $166.0 million of first mortgage loans, under a blanket lien arrangement at June 30, 2020 and December 31, 2019, respectively, and $41.9 million of loans originated under the SBA Payment Protection Plan at June 30, 2020. At June 30, 2020, our additional borrowing capacity with the FHLB was $124.9 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$644
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$20,644

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At June 30, 2020, the Company is current on all interest payments.

Subordinated Capital Notes – The Company’s $17.0 million subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital. Subsequent to quarter end on July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes under the July 23, 2019 indenture with the same terms as the current outstanding subordinated notes with the additional commitment by the Company to extend the optional prepayment date to July 31, 2025 so long as the additional notes qualify as Tier 2 regulatory capital. The Company used the net proceeds from the issuance of the additional notes to retire its senior debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

Senior Debt - The Company’s $5.0 million senior secured loan matures on June 30, 2022. Interest is payable quarterly at a rate of three-month LIBOR plus 250 basis points through June 30, 2020, at which time quarterly principal payments of $250,000 plus interest will commence. The loan is secured by a first priority pledge of 100% of the issued and outstanding stock of the Bank. The Company may prepay any amount due under the promissory note at any time without premium or penalty. Subsequent to quarter end, the Company retired this loan.

The loan agreement contains customary representations, warranties, covenants and events of default, including the following financial covenants: (i) the Company must maintain minimum cash on hand of not less than $2,500,000, (ii) the Company must maintain a total risk based capital ratio at least equal to 10% of risk-weighted assets, (iii) the Bank must maintain a total risk based capital ratio at least equal to 11% of risk-weighted assets, and (iv) non-performing assets of the Bank may not exceed 2.5% of the Bank’s total assets. Both the Company and Bank were in compliance with the covenants as of June 30, 2020.

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

Financial assets measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 are summarized below:

		Fair Value Measurements at June 30, 2020 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$21,074	$—	$21,074	$—
Agency mortgage-backed: residential	88,179	—	88,179	—
Collateralized loan obligations	41,688	—	41,688	—
State and municipal	29,568	—	29,568	—
Corporate bonds	22,087	—	22,087	—
Total	$202,596	$—	$202,596	$—

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,330	$—	$22,330	$—
Agency mortgage-backed: residential	92,200	—	92,200	—
Collateralized loan obligations	49,419	—	49,419	—
State and municipal	28,366	—	28,366	—
Corporate bonds	16,685	—	16,685	—
Total	$209,000	$—	$209,000	$—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Farmland	$124	$—	$—	$124
Nonfarm nonresidential	145	—	—	145
Residential real estate:
1-4 Family	73	—	—	73

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$21	$—	$—	$21
Commercial real estate:
Farmland	245	—	—	245
Residential real estate:
1-4 Family	145	—	—	145

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $367,000 at June 30, 2020 with a valuation allowance of $25,000, resulting in $5,000 and no additional provision for loan losses for the three and six months ended June 30, 2020, respectively. Impaired loans had a carrying amount of $1.0 million with a valuation allowance of $195,000, resulting in $2,000 and no additional provision for loan losses for the three and six months ended June 30, 2019, respectively. At December 31, 2019, impaired loans had a carrying amount of $453,000, with a valuation allowance of $42,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$49,017	$49,017	$—	$—	$49,017
Securities available for sale	202,596	—	202,596	—	202,596
Federal Home Loan Bank stock	6,142	N/A	N/A	N/A	N/A
Loans, net	965,531	—	—	940,327	940,327
Accrued interest receivable	5,231	—	982	4,249	5,231
Financial liabilities
Deposits	$1,124,788	$224,901	$902,166	$—	$1,127,067
Federal Home Loan Bank advances	20,644	—	20,701	—	20,701
Junior subordinated debentures	21,000	—	—	14,436	14,436
Subordinated capital notes	17,000	—	—	16,358	16,358
Senior Debt	5,000	—	—	4,919	4,919
Accrued interest payable	761	—	324	437	761

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Securities available for sale	209,000	—	209,000	—	209,000
Federal Home Loan Bank stock	6,237	N/A	N/A	N/A	N/A
Loans, net	917,895	—	—	925,388	925,388
Accrued interest receivable	4,257	—	1,118	3,139	4,257
Financial liabilities
Deposits	$1,026,975	$187,551	$839,882	$—	$1,027,433
Federal Home Loan Bank advances	61,389	—	61,395	—	61,395
Junior subordinated debentures	21,000	—	—	17,466	17,466
Subordinated capital notes	17,000	—	—	17,003	17,003
Senior Debt	5,000	—	—	5,022	5,022
Accrued interest payable	1,129	—	647	482	1,129

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$23,662	$22,915
Allowance for loan losses	2,552	2,090
OREO write-down	769	2,665
Alternative minimum tax credit carry-forward	—	173
Net assets from acquisitions	149	228
New market tax credit carry-forward	208	208
Nonaccrual loan interest	307	303
Accrued expenses	104	102
Lease liability	672	766
Other	265	309
	28,688	29,759

Deferred tax liabilities:
FHLB stock dividends	500	563
Fixed assets	55	57
Deferred loan costs	186	170
Net unrealized gain on securities	115	331
Lease right-of-use assets	672	766
Other	106	107
	1,634	1,994
Net deferred tax asset	$27,054	$27,765

At June 30, 2020, the Company had net federal operating loss carryforwards of $106.4 million, which will begin to expire in 2031, and state net operating loss carryforwards of $33.6 million, which begin to expire in 2025. As of June 30, 2020, a total of $173,000 in alternative minimum tax credit carryforward was reclassified to other assets as it is currently refundable for the 2019 tax year due to the enactment of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”).

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2020 or June 30, 2019 related to unrecognized tax benefits.

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

Note 12 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 275,367. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2020 unvested shares issued was $349,000, or $17.03 per weighted-average share. The Company recorded $104,000 and $210,000 of stock-based compensation to salaries for the three and six months ended June 30, 2020, respectively, and $93,000 and $175,000 for the three and six months ended June 30, 2019, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $22,000 and $44,000 was recognized related to this expense during the three and six months ended June 30, 2020, respectively, and $19,000 and $37,000 for the three and six months ended June 30, 2019, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	57,774	$13.35	116,909	$8.69
Granted	20,507	17.03	34,501	14.81
Vested	(27,625)	12.35	(89,388)	7.83
Forfeited	—	—	(4,248)	13.07
Outstanding, ending	50,656	$15.39	57,774	$13.35

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2020 and beyond is estimated as follows (in thousands):

July 2020 – December 2020	$201
2021	311
2022	136
2023	14

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)

Net income	$1,982	$3,633	$3,822	$6,472
Less:
Earnings allocated to unvested shares	15	32	30	71
Net income available to common shareholders, basic and diluted	$1,967	$3,601	$3,792	$6,401

Basic
Weighted average common shares including unvested common shares outstanding	7,488,173	7,459,631	7,485,028	7,464,743
Less:
Weighted average unvested common shares	57,804	64,974	57,794	82,285
Weighted average common shares outstanding	7,430,369	7,394,657	7,427,234	7,382,458
Basic income per common share	$0.26	$0.49	$0.51	$0.87

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,430,369	7,394,657	7,427,234	7,382,458
Diluted income per common share	$0.26	$0.49	$0.51	$0.87

The Company had no outstanding stock options or warrants at June 30, 2020 or 2019.

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

As of June 30, 2020, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of June 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020:
Total risk-based capital (to risk- weighted assets)	$131,788	12.78	$82,499	8.00	$103,124	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	121,560	11.79	46,406	4.50	67,030	6.50
Tier 1 capital (to risk-weighted assets)	121,560	11.79	61,874	6.00	82,499	8.00
Tier 1 capital (to average assets)	121,560	9.54	50,992	4.00	63,739	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total risk-based capital (to risk- weighted assets)	$121,335	12.08%	$80,341	8.00%	$100,426	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	112,959	11.25	45,192	4.50	65,277	6.50
Tier 1 capital (to risk-weighted assets)	112,959	11.25	60,256	6.00	80,341	8.00
Tier 1 capital (to average assets)	112,959	9.99	45,208	4.00	56,510	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$13,118	$21,199	$11,577	$20,415
Unused lines of credit	6,697	118,606	7,916	111,230
Standby letters of credit	531	1,336	531	3,164

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at June 30, 2020 and December 31, 2019. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $129,000 and $285,000 of revenue for the three and six months ended June 30, 2020, respectively, within the scope of ASC 606. Other non-interest income included approximately $119,000 and $255,000 of revenue for the three and six months ended June 30, 2019, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and six months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Ability of borrowers to resume contractual payments upon expiration of COVID-19 short-term loan concessions;
●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
●	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
●	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
●	Competitive product and pricing pressures;
●	Equity and fixed income market fluctuations;
●	Client bankruptcies and loan defaults;
●	Inflation;
●	Recession;
●	Epidemics and pandemics
●	Natural disasters impacting Company operations;
●	Future acquisitions;
●	Integrations and performance of acquired businesses;
●	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;
●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part II Item 1A “Risk Factors” of this report, as well as Part I Item 1A “Risk Factors” of the Company’s December 31, 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

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

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the seventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of June 30, 2020, the Company had total assets of $1.30 billion, total loans of $975.8 million, total deposits of $1.12 billion and stockholders’ equity of $109.1 million.

The federal and state public health response to the coronavirus pandemic (“COVID-19”) continues to impact the nation and the economy. Since early March, the Company and Bank have been impacted alongside consumers and businesses in our markets. In response to the global pandemic and the resultant declarations of emergency at the state and national levels, the Bank has implemented and continues to utilize several temporary operational changes to serve customers during the COVID-19 health crisis. Lobby services were initially amended to appointment only and drive thru, mobile, and online banking were the Bank’s primary channels of serving customers. The Bank began a phased re-opening of lobby services in June and also began offering curbside service in the second quarter. Management remains committed to ensuring the Bank’s workforce remains healthy and available to serve customers.

The Company reported net income of $2.0 million and $3.8 million for the three and six months ended June 30, 2020, compared with net income of $3.6 million and $6.5 million for the same periods of 2019. Income tax expense was $393,000 and $754,000 for the second quarter of 2020 and for the first six months of 2020, respectively, compared to income tax benefit of $611,000 and $488,000 for the second quarter of 2019 and for the first six months of 2019, respectively. Income tax expense for the second quarter of 2019 and six months ended June 30, 2019 benefitted $1.2 million, or $0.16 per basic and diluted common share, and $1.5 million, or $0.21 per basic and diluted common share, respectively, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminated the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implemented a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Highlights for the six months ended June 30, 2020 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $183.7 million or 23.5% to $963.8 million for the six months ended June 30, 2020, compared with $780.1 million for the first six months of 2019. This resulted in an increase in interest revenue volume of approximately $4.5 million for the six months ended June 30, 2020 compared with the six months of 2019. Average loans were positively impacted from the branch purchase acquisition, which included approximately $126.8 million in loans at the time of the purchase, as well as loan growth during 2019 and the first and second quarters of 2020. Average loans for the second quarter of 2020 were also positively impacted by $42.0 million in loan originations under the SBA’s Paycheck Protection Program.

●

Net interest margin decreased 19 basis points to 3.32% in the first six months of 2020 compared with 3.51% in the first six months of 2019. The yield on earning assets decreased to 4.35% for the first six months of 2020, compared to 4.86% for the first six months of 2019. The decline in yield on earning assets was driven by the impact of falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate pricing features as the Federal Reserve lowered the federal funds target rate by 75 basis points in the latter half of 2019, 50 basis points on March 6, 2020, and 100 basis points on March 15, 2020. The cost of interest-bearing liabilities decreased from 1.62% in the first six months of 2019 to 1.28% in the first six months of 2020 as a result of decreases in short-term interest rates during 2019 and 2020.

●

While the Company has experienced historically strong trends in asset quality over the last several quarters and management’s assessment of risk within the portfolio has been low, the Company recorded provision for loan losses expense of $1.1 million and $2.2 million in the second quarter and the first six months of 2020, respectively, compared to no provision for loan losses expense in the first six months of 2019. The first and second quarter 2020 loan loss provisions were attributable to the level of net loan charge-offs for the periods, trends within the loan portfolio over the period, and primarily to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared and the resultant risk it poses for business disruptions for the Bank’s borrowers which may lead to credit quality deterioration. Net loan charge-offs were $298,000 for the first six months of 2020, compared to net loan charge-offs of $48,000 for the first six months of 2019.

●

Loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $458,000 at June 30, 2020, and loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $197,000 at June 30, 2020. Total loans past due and nonaccrual loans decreased to $2.1 million at June 30, 2020, from $3.9 million at December 31, 2019.

●

In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. See the table under “COVID-19 Short-term Loan Concessions” section for detailed discussion.

●

Foreclosed properties decreased from $3.2 million at December 31, 2019 and June 30, 2019 to $1.6 million at June 30, 2020. Operating expenses totaled $38,000 for the first six months of 2020 compared to operating expenses and fair value write downs of $308,000 for the first six months of 2019.

●	The ratio of non-performing assets to total assets decreased to 0.27% at June 30, 2020, compared with 0.42% at December 31, 2019, and 0.55% at June 30, 2019.

●

Deposits were $1.12 billion at June 30, 2020, compared with $1.03 billion at December 31, 2019. Certificate of deposit balances decreased $30.2 million during the first six months of 2020 to $446.4 million at June 30, 2020, from $476.5 million at December 31, 2019. Interest checking accounts increased $21.8 million, non-interest bearing accounts increased $37.4 million, money market increased $5.5 million, and savings accounts increased $63.3 during the first six months of 2020 compared with December 31, 2019.

●

As discussed in Part II, Item 5 of this Report, subsequent to quarter end on July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes pursuant to the July 23, 2019 indenture under which the Company’s $17.0 million of subordinated notes are currently outstanding. The Company used the net proceeds from the offering to retire its senior debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of our Annual Report on Form 10-K for the calendar year ended December 31, 2019. Management has discussed the development, selection, and application of our critical accounting policies with our Audit Committee. During the first six months of 2020, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2020, compared with the same period of 2019:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,786	$12,376	$410	3.3%
Gross interest expense	2,676	3,576	(900)	(25.2)
Net interest income	10,110	8,800	1,310	14.9
Provision for loan losses	1,100	—	1,100	100.0
Non-interest income	1,601	1,446	155	10.7
Non-interest expense	8,236	7,224	1,012	14.0
Net income before taxes	2,375	3,022	(647)	(21.4)
Income tax expense (benefit)	393	(611)	1,004	(164.3)
Net income	1,982	3,633	(1,651)	(45.4)

Net income for the three months ended June 30, 2020 totaled $2.0 million, compared with $3.6 million for the comparable period of 2019. Net interest income increased $1.3 million from the 2019 second quarter as a result of an increase in earning assets from the branch transaction as well as loan growth. Provision expense of $1.1 million was recorded in the second quarter of 2020 as compared to no provision expense the second quarter of 2019 primarily in response to the level of net loan charge-offs for the quarter, trends within the portfolio over the quarter, and to changes in the economic and business environment attributable to COVID-19. Non-interest income increased $155,000 from $1.4 million in the second quarter of 2019 to $1.6 million for the second quarter of 2020 primarily related to bank card interchange fees primarily as a result of the deposit accounts acquired in the branch acquisition transaction on November 15, 2019. Non-interest expense increased $1.0 million from $7.2 million in the second quarter of 2019 to $8.2 million in the second quarter of 2020 primarily due to an increase in salaries and employee benefits of $718,000, as the Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction. In response to COVID-19 and the change in customer branch usage patterns, the Bank realized a reduction in FTEs from 248 as of March 31, 2020 to 228 as of June 30, 2020 through attrition and workforce reduction. Salaries and employee benefits for the second quarter of 2020 included approximately $111,000 in severance expense. Quarterly savings of approximately $150,000 are expected as a result of these position eliminations.

Net income before taxes and income tax expense was $2.4 million and $393,000, respectively for the second quarter of 2020, compared with $3.0 million and income tax benefit of $611,000, respectively for the second quarter of 2019. Income tax expense for the second quarter of 2019 benefitted $1.2 million from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2020, compared with the same period of 2019:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)

Gross interest income	$26,053	$24,562	$1,491	6.1%
Gross interest expense	6,181	6,803	(622)	(9.1)
Net interest income	19,872	17,759	2,113	11.9
Provision (negative provision) for loan losses	2,150	—	2,150	100.0
Non-interest income	3,325	2,730	595	21.8
Non-interest expense	16,471	14,505	1,966	13.6
Net income before taxes	4,576	5,984	(1,408)	(23.5)
Income tax expense (benefit)	754	(488)	1,242	(254.5)
Net income	3,822	6,472	(2,650)	(40.9)

Net income for the six months ended June 30, 2020 totaled $3.8 million, compared with net income of $6.5 million for the comparable period of 2019. Net interest income increased $2.1 million from the first six months of 2019 as a result of an increase in earning assets from the branch transaction as well as loan growth. Provision expense of $2.2 million was recorded in the first six months of 2020 as compared to no provision expense the first six months of 2019 primarily in response to the level of net loan charge-offs for the period, trends within the portfolio over the period, and to changes in the economic and business environment attributable to COVID-19. Non-interest income increased by $595,000 to $3.3 million from $2.7 million in the first six months of 2019 primarily due to an increase in bank card interchange fees of $509,000. Non-interest expense increased from $14.5 million in the first six months of 2019 to $16.5 million in the first six months of 2020 primarily due to increases of $1.3 million in salaries and employee benefits and $320,000 in deposit account related expense partially offset by a decrease of $270,000 in OREO expense.

Net income before taxes and income tax expense was $4.6 million and $754,000, respectively, for the six months ended June 30, 2020, compared with $6.0 million and income tax benefit of $488,000, respectively, for the six months ended June 30, 2019. Income tax expense for the first six months of 2019 benefitted $1.5 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments discussed previously.

Net Interest Income – Net interest income was $10.1 million for the three months ended June 30, 2020, an increase of $1.3 million, or 14.9%, compared with $8.8 million for the same period in 2019. Net interest spread and margin were 3.10% and 3.33%, respectively, for the second quarter of 2020, compared with 3.13% and 3.42%, respectively, for the second quarter of 2019.

The interest rate environment has been challenging during the first six months of 2020 as the Federal Reserve, after lowering rates 75 basis points in the latter half of 2019, lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, and loans with variable rate pricing features.

The yield on earning assets decreased to 4.21% for the second quarter of 2020, as compared to 4.81% in the second quarter of 2019. The yield on earning assets for the first and second quarters of 2020 were negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate repricing features. Average interest-earning assets were $1.22 billion for the second quarter of 2020, compared with $1.03 billion for the second quarter of 2019, a 18.3% increase, primarily attributable to higher average loans. Average loans increased approximately $184.9 million for the second quarter of 2020 compared with the second quarter of 2019. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, which included approximately $126.8 million of loans at the time of purchase, as well as loan growth during 2019 and the first six months of 2020. Average loans for the second quarter of 2020 were also positively impacted by $42.0 million in loan originations under the SBA Paycheck Protection Program. The increase in average loans resulted in an increase in interest revenue volume of approximately $2.2 million for the quarter ended June 30, 2020, which was offset by a decrease in interest revenue due to declining rates of $1.4 million, as compared with the second quarter of 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 17 basis points and six basis points of yield on earning assets and net interest margin for the second quarter ended June 30, 2020 and 2019, respectively. Total interest income increased 3.3%, or $410,000, for the second quarter of 2020 compared to the second quarter of 2019.

The cost of interest-bearing liabilities decreased to 1.11% for the second quarter of 2020, as compared to 1.68% for the second quarter of 2019. The cost of interest-bearing liabilities continued to decline based on the downward repricing of time deposits. Time deposits declined $21.2 million during the second quarter of 2020 as approximately $160.4 million of time deposits with an average rate of 1.78% matured or repriced at lower interest rates. During the second quarter of 2020, newly originated or renewed time deposits had an average rate of 0.47% and an average term of approximately 12 months. Average interest-bearing liabilities increased by 13.6% to $971.8 million for the second quarter of 2020, as compared to $855.1 million for the second quarter of 2019 due to deposit growth and the completion of the branch acquisition on November 15, 2019, which included approximately $131.8 million in deposits at the time of purchase. Total interest expense decreased by 25.2% to $2.7 million for the second quarter of 2020 as compared to the second quarter of 2019. The cost of interest-bearing liabilities for the second quarter of 2020 was also impacted by the subordinated debt issuance from July 2019. As of June 30, 2020, time deposits comprise $446.4 million of the Company’s liabilities with $199.5 million, or 45%, set to mature in 2020 of which, $127.3 million with a current average rate of 1.41% reprice or mature in the third quarter of 2020.

Net interest income was $19.9 million for the six months ended June 30, 2020, an increase of $2.1 million, or 11.9%, compared with $17.8 million for the same period in 2019. Net interest spread and margin were 3.07% and 3.32%, respectively, for the first six months of 2020, compared with 3.24% and 3.51%, respectively, for the first six months of 2019.

The yield on earning assets decreased to 4.35% for the first six months of 2020, as compared to 4.86% in the first six months of 2019. Average interest-earning assets increased approximately $183.7 for the six months ended June 30, 2020 compared with the first six months of 2019. Average loans increased approximately $183.7 million for the first six months ended June 30, 2020 compared with the first six months of 2019. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, along with loan growth during 2019 and the first six months of 2020, as well as loan originations under the Paycheck Protection Program. The increase in average loans resulted in an increase in interest revenue volume of approximately $4.5 million for the six months ended June 30, 2020, which was offset by a decrease in interest revenue to due declining rates of $2.3 million, as compared with the second quarter of 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 12 basis points and 14 basis points of yield on earning assets and net interest margin for the first six months ended June 30, 2020 and 2019, respectively. Total interest income increased 6.1%, or $1.5 million, for the first six months of 2020 compared to the first six months of 2019.

The cost of interest-bearing liabilities decreased to 1.28% for the first six months of 2020, as compared to 1.62% for the first six months of 2019. Average interest-bearing liabilities increased by $126.7 for the six months ended June 30, 2020 compared with the first six months of 2019 due to deposit growth and the completion of the branch acquisition. Total interest expense decreased by 9.1% to $6.2 million for the six months ended June 30, 2020 as compared to the first six months of 2019. The cost of interest-bearing liabilities for the first six months of 2020 was also impacted by the subordinated debt issuance in July 2019.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended June 30, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$978,316	$11,356	4.67%	$793,460	$10,465	5.29%
Securities
Taxable	190,148	1,307	2.76	195,379	1,608	3.30
Tax-exempt (3)	10,971	77	3.57	12,710	88	3.52
FHLB stock	6,575	39	2.39	6,778	96	5.68
Federal funds sold and other	36,750	7	0.08	25,254	119	1.89
Total interest-earning assets	1,222,760	12,786	4.21%	1,033,581	12,376	4.81%
Less: Allowance for loan losses	(9,213)			(8,730)
Non-interest earning assets	92,376			75,608
Total assets	$1,305,923			$1,100,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$457,637	$1,621	1.42%	$487,651	$2,416	1.99%
NOW and money market deposits	330,942	357	0.43	261,579	536	0.82
Savings accounts	107,932	149	0.56	33,881	13	0.15
FHLB advances	32,259	73	0.91	40,989	255	2.50
Junior subordinated debentures	21,000	172	3.29	21,000	258	4.93
Subordinated capital notes	17,000	253	5.99	—	—	—
Senior debt	5,000	51	4.10	10,000	98	3.93
Total interest-bearing liabilities	971,770	2,676	1.11%	855,100	3,576	1.68%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	219,909			143,619
Other liabilities	6,896			4,010
Total liabilities	1,198,575			1,002,729
Stockholders’ equity	107,348			97,730
Total liabilities and stockholders’ equity	$1,305,923			$1,100,459

Net interest income		$10,110			$8,800

Net interest spread			3.10%			3.13%

Net interest margin			3.33%			3.42%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $1.4 million and $2.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

The following table presents the average balance sheets for the six-month periods ended June 30, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$963,760	$22,967	4.79%	$780,057	$20,719	5.36%
Securities
Taxable	191,704	2,774	2.91	193,528	3,181	3.31
Tax-exempt (3)	10,480	147	3.57	13,109	181	3.52
FHLB stock	6,429	79	2.47	6,922	205	5.97
Federal funds sold and other	33,164	86	0.52	28,214	276	1.97
Total interest-earning assets	1,205,537	26,053	4.35%	1,021,830	24,562	4.86%
Less: Allowance for loan losses	(8,750)			(8,792)
Non-interest earning assets	92,758			75,037
Total assets	$1,289,545			$1,088,075

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other timedeposits	$469,717	$3,854	1.65%	$473,757	$4,464	1.90%
NOW and money market deposits	320,494	785	0.49	263,204	1,061	0.81
Savings accounts	91,118	260	0.57	33,720	27	0.16
FHLB advances	47,333	293	1.24	43,244	536	2.50
Junior subordinated debentures	21,000	387	3.71	21,000	521	5.00
Subordinated capital notes	17,000	495	5.86	—	—	—
Senior debt	5,000	107	4.30	10,000	194	3.91
Total interest-bearing liabilities	971,662	6,181	1.28%	844,925	6,803	1.62%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	203,353			143,170
Other liabilities	7,040			4,358
Total liabilities	1,182,055			992,453
Stockholders’ equity	107,490			95,622
Total liabilities and stockholders’ equity	$1,289,545			$1,088,075

Net interest income		$19,872			$17,759

Net interest spread			3.07%			3.24%

Net interest margin			3.32%			3.51%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $1.5 million and $2.1 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended June 30, 2020 vs. 2019			Six Months Ended June 30, 2020 vs. 2019
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,354)	$2,245	$891	$(2,282)	$4,530	$2,248
Securities	(257)	(55)	(312)	(370)	(71)	(441)
FHLB stock	(54)	(3)	(57)	(112)	(14)	(126)
Federal funds sold and other	(149)	37	(112)	(231)	41	(190)
Total increase (decrease) in interest income	(1,814)	2,224	410	(2,995)	4,486	1,491

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(654)	(141)	(795)	(572)	(38)	(610)
NOW and money market accounts	(297)	118	(179)	(475)	199	(276)
Savings accounts	75	61	136	140	93	233
FHLB advances	(136)	(46)	(182)	(290)	47	(243)
Junior subordinated debentures	(86)	—	(86)	(134)	—	(134)
Subordinated capital notes	—	253	253	—	495	495
Senior debt	4	(51)	(47)	18	(105)	(87)
Total increase (decrease) in interest expense	(1,094)	194	(900)	(1,313)	691	(622)
Increase (decrease) in net interest income	$(720)	$2,030	$1,310	$(1,682)	$3,795	$2,113

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Service charges on deposit accounts	$441	$571	$1,109	$1,067
Bank card interchange fees	863	596	1,613	1,104
Income from bank owned life insurance	116	118	212	217
Net gain (loss) on sales and calls of securities	(5)	(5)	(5)	(5)
Other	186	166	396	347
Total non-interest income	$1,601	$1,446	$3,325	$2,730

Non-interest income for the second quarter of 2020 increased by $155,000, or 10.7%, compared with the second quarter of 2019. The increase in non-interest income for the second quarter of 2020 compared to the second quarter of 2019 was primarily driven by an increase in bank card interchange fees of $267,000 primarily as a result of the deposit accounts acquired in the branch acquisition transaction on November 15, 2019. For the six months ended June 30, 2020, non-interest income increased by $595,000, or 21.8% to $3.3 million compared with $2.7 million for the same period of 2019. The increase in non-interest income between the six-month comparative periods was primarily due to an increase in bank card interchange fees of $509,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2020 and 2019:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Salary and employee benefits	$4,633	$3,915	$9,171	$7,830
Occupancy and equipment	983	854	1,982	1,752
Professional fees	235	179	443	344
Marketing expense	104	212	318	439
FDIC insurance	67	103	67	211
Data processing expense	380	315	739	628
State franchise and deposit tax	360	315	720	630
Deposit account related expenses	460	310	911	591
Other real estate owned expense	22	142	38	308
Litigation and loan collection expense	59	34	124	80
Communications expense	247	189	465	379
Insurance expense	111	112	214	226
Postage and delivery	152	134	320	275
Other	423	410	959	812
Total non-interest expense	$8,236	$7,224	$16,471	$14,505

Non-interest expense for the second quarter ended June 30, 2020 increased $1.0 million, or 14.0%, compared with the second quarter of 2019. This increase was primarily due to an increase in salaries and employee benefits of $718,000, as the Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction. In response to COVID-19 and the change in customer branch usage patterns, the Bank realized a reduction in FTEs from 248 as of March 31, 2020 to 228 as of June 30, 2020 through attrition and workforce reduction. Salaries and employee benefits for the second quarter of 2020 included approximately $111,000 in severance expense. Quarterly savings of approximately $150,000 are expected as a result of these position eliminations. For the six months ended June 30, 2020, non-interest expense increased $2.0 million, or 13.6% to $16.5 million compared with $14.5 million for the first six months of 2019. The increase in non-interest expense for the six months ended June 30, 2020 was primarily attributable to increases of $1.3 million in salaries and employee benefits and $320,000 in deposit account related expense partially offset by a decrease of $270,000 in OREO expense.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)

Federal statutory rate times financial statement income	$499	$634	$961	$1,256
Effect of:
Tax-exempt income	(15)	(18)	(29)	(37)
Establish state deferred tax asset	(79)	(1,209)	(151)	(1,550)
Non-taxable life insurance income	(24)	(25)	(44)	(46)
Restricted stock vesting	5	(2)	4	(128)
Other, net	7	9	13	17
Total	$393	$(611)	$754	$(488)

Net income before taxes and income tax expense was $2.4 million and $393,000, respectively for the three months ended June 30, 2020, compared with $3.0 million and income tax benefit of $611,000, respectively, for the three months ended June 30, 2019. Income tax expense for the second quarter of 2019 benefitted $1.2 million from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Net income before taxes and income tax expense was $4.6 million and $754,000, respectively for the six months ended June 30, 2020, compared with $6.0 million and income tax benefit of $488,000, respectively, for the six months ended June 30, 2019. Income tax expense for the first six months of 2019 benefitted $1.5 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments discussed above.

Analysis of Financial Condition

Total assets increased $58.7 million, or 4.7%, to $1.30 billion at June 30, 2020, from $1.25 billion at December 31, 2019. This increase was primarily attributable to an increase in net loans of $47.6 million, as well as an increase in cash and cash equivalents of $18.8 million.

Loans Receivable – Loans receivable increased $49.5 million, or 5.3%, during the six months ended June 30, 2020 to $975.8 million as loan growth outpaced paydowns. Loan originations included $42.0 million under the SBA Paycheck Protection Program which are classified as commercial loans. Our commercial and commercial real estate portfolios increased by an aggregate of $83.6 million, or 15.3% during the first six months of 2020 and comprised 64.4% of the loan portfolio at June 30, 2020. Residential real estate and consumer portfolios decreased by an aggregate of $37.2 million, or 10.8% during the first six months of 2020 and comprised 31.6% of the loan portfolio at June 30, 2020.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in our portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$221,292	22.68%	$145,551	15.71%
Commercial Real Estate
Construction	73,195	7.50	64,911	7.01
Farmland	79,555	8.15	79,118	8.54
Nonfarm nonresidential	254,616	26.09	255,459	27.58
Residential Real Estate
Multi-family	65,113	6.67	70,950	7.66
1-4 Family	204,283	20.94	226,629	24.47
Consumer	38,828	3.98	47,790	5.16
Agriculture	38,286	3.92	35,064	3.79
Other	591	0.07	799	0.08
Total loans	$975,759	100.00%	$926,271	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2020		December 31, 2019
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$925,558	94.9%	$888,707	95.9%
Watch	43,014	4.4	27,522	3.0
Special Mention	—	—	—	—
Substandard	7,187	0.7	10,042	1.1
Doubtful	—	—	—	—
Total	$975,759	100.0%	$926,271	100.00%

Loans receivable increased $49.5 million, or 5.3%, during the six months ended June 30, 2020 primarily as a result of originations under the SBA Paycheck Protection Program. Since December 31, 2019, the pass category increased approximately $36.9 million, the watch category increased approximately $15.5 million, and the substandard category decreased approximately $2.9 million. The increase in watch category primarily related to $11.6 million in residential real estate loans migrating during the first six months of 2020. The $2.9 million decrease in loans classified as substandard was primarily driven by $3.4 million in payments, $471,000 in charge-offs, and $52,000 in loans upgraded from substandard offset by $1.1 million in loans moved to substandard during the first six months of 2020.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2020	December 31, 2019
	(in thousands)
Past Due Loans:
30-59 Days	$458	$1,747
60-89 Days	197	670
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	655	2,417

Nonaccrual Loans	1,410	1,528
Total Past Due and Nonaccrual Loans	$2,065	$3,945

During the six months ended June 30, 2020, nonaccrual loans decreased by $118,000 to $1.4 million and loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $458,000 at June 30, 2020. Loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $197,000 at June 30, 2020. This represents a $1.8 million decrease from December 31, 2019 to June 30, 2020 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Troubled Debt Restructuring - A troubled debt restructuring (TDR) occurs when the Bank has agreed to an other than short-term loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The Bank’s TDRs typically involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. All TDRs are considered impaired, and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

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

At June 30, 2020 and December 31, 2019, the Bank had three restructured loans totaling $462,000 and $475,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at June 30, 2020 or December 31, 2019. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At June 30, 2020 and December 31, 2019, all TDRs were performing according to their modified terms.

There were no modifications granted during 2020 and two modifications granted during 2019 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

COVID-19 Short-term Loan Concessions - In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications as defined under section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. Those short-term modifications are not TDRs. The following table details those modifications by loan category and type as of June 30, 2020:

	June 30, 2020
	Amount	Number
	(dollars in thousands)

Commercial:
Interest only	$321	7
Principal and interest deferral	3,269	24
Commercial Real Estate
Construction:
Interest only	—	—
Principal and interest deferral	14,887	5
Farmland:
Interest only	9	1
Principal and interest deferral	2,357	15
Nonfarm nonresidential:
Interest only	18,981	33
Principal and interest deferral	90,674	61
Residential Real Estate
Multi-family:
Interest only	1,730	2
Principal and interest deferral	11,067	3
1-4 Family:
Interest only	4,569	21
Principal and interest deferral	13,030	77
Consumer:
Interest only	75	9
Principal and interest deferral	50	8
Agriculture:
Interest only	485	1
Principal and interest deferral	—	—
Other:
Interest only	—	—
Principal and interest deferral	—	—
Total modified loans	$161,504	267

Retail purpose commercial real estate operators, as well as hotel and restaurant operators, have been disproportionately impacted by COVID-19. As of June 30, 2020, the Bank had loans totaling $62.8 million secured by retail purpose commercial real estate, $50.5 million secured by hotel and lodging real estate, and $29.8 million secured by limited and full-service restaurant real estate, or 6.4%, 5.2%, and 3.1% of total loans, respectively. As of June 30, 2020, loans with outstanding principal balances of $25.3 million for retail purpose commercial real estate, $49.3 million for hotel and lodging real estate, and $20.3 million for limited and full-service restaurant real estate were granted principal and interest deferrals. As of June 30, 2020, interest accrued but uncollected totaled $1.6 million for loans subject to short-term modifications.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(dollars in thousands)

Loans on nonaccrual status	$1,410	$1,528
Troubled debt restructurings on accrual	462	475
Past due 90 days or more still on accrual	—	—
Total non-performing loans	1,872	2,003
Real estate acquired through foreclosure	1,625	3,225
Other repossessed assets	—	—
Total non-performing assets	$3,497	$5,228

Non-performing loans to total loans	0.19%	0.22%
Non-performing assets to total assets	0.27%	0.42%
Allowance for non-performing loans	$31	$48
Allowance for non-performing loans to non-performing loans	1.66%	2.40%

Nonperforming loans at June 30, 2020, were $1.9 million, or 0.19% of total loans, compared with $2.0 million, or 0.22% of total loans at December 31, 2019, and $2.9 million, or 0.37% of total loans at June 30, 2019.

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

While the Company has experienced historically strong trends in asset quality over the last several quarters and management’s assessment of risk in the loan portfolio has been low, a provision of $1.1 million and $2.2 million was recorded in the second quarter and first six months of 2020, respectively, compared to no provision for loan losses in the first six months of 2019. The 2020 loan loss provisions were attributable to the net loan charge-offs during the period, trends within the portfolio over the period, and primarily to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared and the resultant risk the pandemic poses for business disruptions for the Bank’s borrowers which may lead to credit quality deterioration.

While the Company expects the U.S. Government’s economic response to the COVID-19 pandemic through monetary policy and fiscal stimulus will provide meaningful support to the economy, management deemed it prudent to increase the allowance for loan losses through its qualitative environmental factors to account for the pandemic risk.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2020	2019	2020	2019	2019
	(in thousands)
Balance at beginning of period	$9,150	$8,686	$8,376	$8,880	$8,880

Loans charged-off:
Real estate	35	35	139	132	322
Commercial	3	—	32	—	37
Consumer	152	34	313	214	663
Agriculture	3	3	44	4	266
Other	—	—	—	—	—
Total charge-offs	193	72	528	350	1,288

Recoveries
Real estate	155	84	196	147	597
Commercial	6	90	11	95	106
Consumer	6	44	10	60	75
Agriculture	1	—	9	—	3
Other	3	—	4	—	3
Total recoveries	171	218	230	302	784
Net charge-offs (recoveries)	22	(146)	298	48	504
Provision for loan losses	1,100	—	2,150	—	—
Balance at end of period	$10,228	$8,832	$10,228	$8,832	$8,376

Allowance for loan losses to period-end loans	1.05%	1.10%	1.05%	1.10%	0.90%
Net charge-offs (recoveries) to average loans	0.01%	(0.07)%	0.06%	0.01%	0.06%
Allowance for loan losses to non-performing loans	546.37%	301.13%	546.37%	301.13%	418.17%

The allowance for loan losses to total loans was 1.05% at June 30, 2020, compared to 0.90% at December 31, 2019, and 1.10% at June 30, 2019. Loans acquired in the November 2019 branch transaction totaled $109.8 million at June 30, 2020 and $124.7 million at December 31, 2019. These loans were recorded at fair value as determined by an independent third party. The remaining discount associated with the fair value purchase accounting adjustments on the acquired loans was $347,000 at June 30, 2020, compared to $480,000 at December 31, 2019. Any subsequent deterioration of these acquired loans may require an adjustment through the allowance for loan loss. Net loan charge-offs in the first six months of 2020 totaled $298,000, compared to net loan charge-offs of $48,000 in the first six months of 2019. The allowance for loan losses to non-performing loans was 546.37% at June 30, 2020, compared with 418.17% at December 31, 2019, and 301.13% at June 30, 2019.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 58.20% and 49.60% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at June 30, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $3.9 million, or 2.0%, to $202.6 million at June 30, 2020, compared with $209.0 million at December 31, 2019.

The following table sets forth the carrying value of our securities portfolio at the dates indicated:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$20,302	$772	$—	$21,074	$22,281	$196	$(147)	$22,330
Agency mortgage-backed residential	85,048	3,152	(21)	88,179	91,269	1,186	(255)	92,200
Collateralized loan obligations	44,730	—	(3,042)	41,688	49,831	—	(412)	49,419
State and municipal	28,708	917	(57)	29,568	27,819	550	(3)	28,366
Corporate bonds	23,347	313	(1,573)	22,087	16,472	213	—	16,685
Total available for sale	$202,135	$5,154	$(4,693)	$202,596	$207,672	$2,145	$(817)	$209,000

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. The fair value of the Bank’s CLOs declined by approximately $3.6 million, or 8% of amortized cost, during the first quarter of 2020 as market liquidity within the CLO sector was disrupted by COVID-19. During the second quarter of 2020, the fair value of the Bank’s CLOs improved by approximately $936,000, or 2% of amortized cost, as the market stabilized.

Although the Bank attempts to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher, completing pre-purchase due diligence, and through ongoing monitoring, no assurance can be given that these risk mitigation efforts will be successful. At June 30, 2020, $26.4 million and $15.3 million of our CLOs were AA and A rated, respectively. There were no CLOs rated below A and none of the CLOs were subject to ratings downgrade in 2019 or in the first half of 2020. Stress testing was completed on each security in the CLO portfolio as of quarter-end. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag. During the first quarter, one of the CLOs in the investment portfolio rated AA with a book value of $5.0 million was called and redeemed at par value or $5.0 million by the issuer. The Bank’s CLOs are all floating rate with rates set on a quarterly basis at three-month LIBOR plus a spread.

The fair value of the Bank’s corporate bond portfolio was also impacted by market disruption and declining rates, resulting in a fair value decline of approximately $1.5 million, or 7% of amortized cost, during the first quarter. During the second quarter of 2020, the fair value of the Bank’s corporate bond portfolio was stable and improved by approximately $27,000. The corporate bond portfolio consists of eleven subordinated debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for the initial five-year period converting to floating at an index over LIBOR or floating at an index over LIBOR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Bank has the intent and ability to hold its CLO and corporate debt securities to maturity and, at this juncture, has determined the value decline is temporary in nature.

Foreclosed Properties – Foreclosed properties declined from $3.2 million at June 30, 2019 and December 31, 2019 to $1.6 million at June 30, 2020. See Note 5 – “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

OREO sales totaled $1.6 million for the second quarter and first six months of 2020, compared to no sales during the second quarter or six months ended June 30, 2019. Operating expenses for OREO totaled $22,000 and $38,000 for the second quarter and six months ended June 30, 2020, respectively, compared to write-downs and operating expenses of $142,000 and $308,000 for the second quarter and six months ending June 30, 2019, respectively. There were no fair value write-downs recorded during the second quarter or six months ended June 30, 2020, compared with write-downs of $110,000 and $260,000 for the second quarter and six months ended June 30, 2019, respectively.

Liabilities – Total liabilities at June 30, 2020 were $1.20 billion compared with $1.14 billion at December 31, 2019, an increase of $55.4 million, or 4.9%. This increase was primarily attributable to an increase in deposits of $97.8 million offset by a decrease of $40.1 million in FHLB advances.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for our deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$203,353		$151,299
Interest checking	160,613	0.34%	104,077	0.30%
Money market	159,881	0.65	161,610	1.06
Savings	91,118	0.57	36,035	0.19
Certificates of deposit	469,717	1.65	483,222	1.98
Total deposits	$1,084,682	0.91%	$936,243	1.25%

The following table shows at June 30, 2020 the amount of our time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$23,354
Three months through six months	9,978
Six months through twelve months	22,530
Over twelve months	10,714
Total	$66,576

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

The Bank also borrows from the FHLB to supplement funding requirements. At June 30, 2020, the Bank had an unused borrowing capacity with the FHLB of $124.9 million. Advances are collateralized by first mortgage residential loans as well as loans originated under the SBA Payment Protection Plan loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2020, the Bank had no brokered deposits.

The Company uses cash on hand to service senior debt, the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements. The senior debt loan agreement requires the Company to maintain a minimum of $2.5 million in cash on hand. At June 30, 2020, cash on hand totaled $3.4 million.

Capital

Stockholders’ equity increased $3.3 million to $109.1 million at June 30, 2020, compared with $105.8 million at December 31, 2019 primarily due to current year net income of $3.8 million, offset by other comprehensive loss for the first six months of 2020 of $651,000.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	June 30, 2020	December 31, 2019

Tier 1 Capital	6.0%	8.0%	11.79%	11.25%
Common equity Tier 1 capital	4.5	6.5	11.79	11.25
Total risk-based capital	8.0	10.0	12.78	12.08
Tier 1 leverage ratio	4.0	5.0	9.54	9.99

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 0.2% at June 30, 2020, compared with a decrease of 2.3% at December 31, 2019. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 1.2% at June 30, 2020, compared with a decrease of 5.1% at December 31, 2019.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2020, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$480	1.18%
+ 100 basis points	80	0.20
- 100 basis points	120	0.29
- 200 basis points	(990)	(2.43)

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

Item 1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in our 2019 Annual Report and Part I Item 1A of our 2019 Form 10-K.

The COVID-19 Pandemic Creates Significant Risks and Uncertainties for the Company’s Business.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

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

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
June 2020	3,433	$11.17

The Company does not have a publicly announced share plan or program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

At June 30, 2020, the Company had outstanding $17.0 million of 5.75% Fixed-to-Floating Rate Subordinated Notes due 2029 that it had issued in 2019 under the Indenture, dated July 23, 2019, between the Company and Wilmington Trust, National Association, as trustee.  Subsequent to quarter end, the Company reopened and increased, from $17 million to $25 million, the aggregate principal amount of the subordinated notes issuable under the Indenture and, on July 31, 2020, the Company completed the issuance of the additional $8.0 million subordinated notes authorized.  The additional notes were privately offered and sold, at a price equal to 99% of the principal amount thereof, to certain qualified institutional buyers and institutional accredited investors pursuant to Subordinated Note Purchase Agreements, dated July 21, 2020, between the Company and the purchasers of the additional notes. The Company used the net proceeds from the issuance of the additional notes to retire the Company’s $5.0 million senior debt. The remaining net proceeds will be used for general corporate purposes. The fees of the placement agent and other costs of issuance were paid directly by the Company from cash on hand.

The additional notes have the same terms as the $17.0 million of subordinated notes issued under the Indenture in 2019 with the additional commitment by the Company to extend the optional prepayment date to July 31, 2025 so long as the additional notes qualify as Tier 2 regulatory capital. The additional notes have a July 31, 2029 stated maturity date and will bear interest from and including the date of issuance to but excluding July 31, 2024, at a fixed annual rate of 5.75%, payable semi-annually in arrears. From and including July 31, 2024 to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an interest rate per annum equal to the then-current three-month LIBOR (provided, however, that in the event three-month LIBOR is less than zero, three-month LIBOR shall be deemed to be zero) plus 395 basis points, payable quarterly in arrears. The additional notes will not be redeemed prior to July 31, 2025 so long as they constitute Tier 2 capital, and may be redeemed at any time upon the occurrence of certain events. The Subordinated Note Purchase Agreements contain certain customary representations, warranties and covenants made by the Company, on the one hand, and the Purchasers, severally and not jointly, on the other hand.

The additional notes are not subject to any sinking fund and are not convertible into or exchangeable for any other securities or assets of the Company or any of its subsidiaries. The additional notes are not subject to redemption at the option of the holder. The additional notes are unsecured, subordinated obligations of the Company only and are not obligations of, and are not guaranteed by, any subsidiary of the Company. The additional notes will rank junior in right to payment to the Company’s current and future senior indebtedness. The additional notes qualify as Tier 2 capital for regulatory capital purposes for the Company.

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

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Indenture dated as of July 23, 2019 by and among Limestone Bancorp, Inc. and Wilmington Trust, National Association is incorporated by reference to the Company's Current Report on Form 8-K dated July 25, 2019.

4.6	Company Order of Limestone Bancorp, Inc. dated July 21, 2020. Exhibit 4.2 to Form 8-K filed July 24, 2020 is incorporated by reference.

4.7	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. issued July 31, 2020.

10.1	Form of Subordinated Note Purchase Agreement dated July 21, 2020 by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form8-K filed July 24, 2020 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LIMESTONE BANCORP, INC.
(Registrant)

July 31, 2020	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

July 31, 2020	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer