Form 10-Q
period 2020-09-30
LIMESTONE BANCORP, INC.
filed 2020-10-30
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

6,500,157 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at October 30, 2020.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for September 30, 2020 and December 31, 2019

Unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019

Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$7,593	$8,241
Interest bearing deposits in banks	24,358	21,962
Cash and cash equivalents	31,951	30,203
Securities available for sale	203,544	209,000
Loans, net of allowance of $11,481 and $8,376, respectively	962,987	917,895
Premises and equipment, net	18,572	19,658
Premises held for sale	1,110	900
Other real estate owned	1,625	3,225
Federal Home Loan Bank stock	5,962	6,237
Bank owned life insurance	23,347	16,037
Deferred taxes, net	26,540	27,765
Goodwill	6,252	6,252
Other intangible assets, net	2,308	2,500
Accrued interest receivable and other assets	7,426	6,107
Total assets	$1,291,624	$1,245,779

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$217,675	$187,551
Interest bearing	876,714	839,424
Total deposits	1,094,389	1,026,975
Federal Home Loan Bank advances	30,634	61,389
Accrued interest payable and other liabilities	8,315	8,665
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	17,000
Senior debt	—	5,000
Total liabilities	1,179,338	1,140,029
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,499,183 and 6,251,975 voting, and 1,000,000 and 1,220,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	24,831	24,508
Retained deficit	(49,795)	(55,683)
Accumulated other comprehensive loss	(3,389)	(3,714)
Total stockholders' equity	112,286	105,750
Total liabilities and stockholders’ equity	$1,291,624	$1,245,779

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Loans, including fees	$10,805	$10,671	$33,772	$31,390
Taxable securities	1,139	1,553	3,913	4,734
Tax exempt securities	108	76	255	257
Interest-bearing deposits and other	42	185	207	666
	12,094	12,485	38,147	37,047
Interest expense
Deposits	1,627	3,105	6,526	8,657
Federal Home Loan Bank advances	39	132	332	668
Junior subordinated debentures	138	251	525	772
Subordinated capital notes	335	190	830	190
Senior debt	12	77	119	271
	2,151	3,755	8,332	10,558
Net interest income	9,943	8,730	29,815	26,489
Provision for loan losses	1,350	—	3,500	—
Net interest income after provision for loan losses	8,593	8,730	26,315	26,489

Non-interest income
Service charges on deposit accounts	565	633	1,674	1,700
Bank card interchange fees	881	623	2,494	1,727
Income from bank owned life insurance	113	97	325	314
Net loss on sales and calls of investment securities	—	—	(5)	(5)
Other	183	181	579	528
	1,742	1,534	5,067	4,264
Non-interest expense
Salaries and employee benefits	4,413	4,202	13,584	12,032
Occupancy and equipment	1,008	880	2,990	2,632
Professional fees	261	254	704	598
Marketing expense	134	251	452	690
FDIC Insurance	81	—	148	211
Data processing expense	382	315	1,121	943
State franchise and deposit tax	360	315	1,080	945
Deposit account related expense	487	300	1,398	891
Other real estate owned expense	20	25	58	333
Litigation and loan collection expense	54	32	178	112
Communications expense	201	193	666	572
Insurance expense	102	109	316	335
Postage and delivery	156	129	476	404
Other	420	446	1,379	1,258
	8,079	7,451	24,550	21,956
Income before income taxes	2,256	2,813	6,832	8,797
Income tax expense	190	531	944	43
Net income	2,066	2,282	5,888	8,754
Basic and diluted income per common share	$0.28	$0.31	$0.79	$1.17

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$2,066	$2,282	$5,888	$8,754
Other comprehensive income (loss):
Unrealized gain on securities:
Unrealized gain arising during the period	1,300	588	428	4,465
Less reclassification adjustment for gains (losses) included in net income	—	—	(5)	(5)
Net unrealized gain recognized in comprehensive income	1,300	588	433	4,470
Tax effect	(324)	(146)	(108)	(1,035)
Other comprehensive income	976	442	325	3,435

Comprehensive income	$3,042	$2,724	$6,213	$12,189

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2020 and 2019

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2020	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	17,330	—	17,330	—	(37)	—	—	(37)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Net income	—	—	—	—	—	1,840	—	1,840
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,148)	(3,148)
Balances, March 31, 2020	6,269,305	1,220,000	7,489,305	$140,639	$24,577	$(53,843)	$(6,862)	$104,511
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	(3,433)	—	(3,433)	—	(38)	—	—	(38)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	104	—	—	104
Net income	—	—	—	—	—	1,982	—	1,982
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	2,497	2,497
Balances, June 30, 2020	6,265,872	1,220,000	7,485,872	$140,639	$24,643	$(51,861)	$(4,365)	$109,056
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	13,377	—	13,377	—	—	—	—	—
Forfeited unvested stock	(66)	—	(66)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	188	—	—	188
Non-voting shares converted to voting	220,000	(220,000)	—	—	—	—	—	—
Net income	—	—	—	—	—	2,066	—	2,066
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	976	976
Balances, September 30, 2020	6,499,183	1,000,000	7,499,183	$140,639	$24,831	$(49,795)	$(3,389)	$112,286

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2020 and 2019

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2019	6,242,720	1,220,000	7,462,720	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	1,642	—	1,642	—	(276)	—	—	(276)
Forfeited unvested stock	(3,748)	—	(3,748)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	82	—	—	82
Net income	—	—	—	—	—	2,839	—	2,839
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	1,577	1,577
Balances, March 31, 2019	6,240,614	1,220,000	7,460,614	$140,639	$24,093	$(63,362)	$(5,051)	$96,319
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	(2,532)	—	(2,532)	—	(39)	—	—	(39)
Forfeited unvested stock	(250)	—	(250)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	93	—	—	93
Net income	—	—	—	—	—	3,633	—	3,633
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	1,416	1,416
Balances, June 30, 2019	6,237,832	1,220,000	7,457,832	$140,639	$24,147	$(59,729)	$(3,635)	$101,422
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	13,750	—	13,750	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	181	—	—	181
Net income	—	—	—	—	—	2,282	—	2,282
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	442	442
Balances, September 30, 2019	6,251,582	1,220,000	7,471,582	$140,639	$24,328	$(57,447)	$(3,193)	$104,327

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2020 and 2019

(dollars in thousands)

	2020	2019
Cash flows from operating activities
Net income	$5,888	$8,754
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,760	1,310
Provision for loan losses	3,500	—
Net amortization on securities	500	530
Stock-based compensation expense	398	356
Deferred taxes, net	1,117	215
Net write-down of other real estate owned	—	260
Net gain on sales of premises and equipment	—	(1)
Net realized loss on sales and calls of investment securities	5	5
Net write-down on premises held for sale	100	115
Increase in cash surrender value of life insurance, net of premium expense	(310)	(300)
Amortization of operating lease right-of-use assets	562	184
Net change in accrued interest receivable and other assets	(1,319)	(987)
Net change in accrued interest payable and other liabilities	(350)	(1,349)
Net cash from operating activities	11,851	9,092

Cash flows from investing activities
Purchases of available for sale securities	(28,931)	(14,894)
Proceeds from sales and calls of available for sale securities	8,530	3,452
Proceeds from maturities and prepayments of available for sale securities	25,785	13,190
Purchases of Federal Home Loan Bank stock	(600)	—
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	875	766
Proceeds from sale of other real estate owned	1,600	—
Net change in loans	(49,362)	(38,986)
Purchases of premises and equipment	(584)	(744)
Proceeds from sale of premises and equipment	—	1
Purchase of bank owned life insurance	(7,000)	—
Net cash from investing activities	(49,687)	(37,215)

Cash flows from financing activities
Net change in deposits	67,414	29,203
Repayment of Federal Home Loan Bank advances	(135,755)	(105,119)
Advances from Federal Home Loan Bank	105,000	115,000
Proceeds from issuance of subordinated capital note	8,000	17,000
Repayment of senior debt	(5,000)	(5,000)
Common shares withheld for taxes	(75)	(315)
Net cash from financing activities	39,584	50,769
Net change in cash and cash equivalents	1,748	22,646
Beginning cash and cash equivalents	30,203	35,361
Ending cash and cash equivalents	$31,951	$58,007

Supplemental cash flow information:
Interest paid	$8,924	$10,364
Income tax refund	346	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	—
Transfer from premises and equipment to premises held for sale	310	—
Financed sales of other real estate owned	1,360	—
Initial recognition of right-of-use lease assets	—	507

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

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

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2020
Available for sale
U.S. Government and federal agency	$19,158	$931	$—	$20,089
Agency mortgage-backed: residential	76,388	2,974	(13)	79,349
Collateralized loan obligations	44,730	—	(1,905)	42,825
State and municipal	34,391	1,076	(32)	35,435
Corporate bonds	27,116	373	(1,643)	25,846
Total available for sale	$201,783	$5,354	$(3,593)	$203,544

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available for sale
U.S. Government and federal agency	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200
Collateralized loan obligations	49,831	—	(412)	49,419
State and municipal	27,819	550	(3)	28,366
Corporate bonds	16,472	213	—	16,685
Total available for sale	$207,672	$2,145	$(817)	$209,000

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Proceeds	$—	$1,000	$8,530	$3,452
Gross gains	—	—	—	1
Gross losses	—	—	5	6

The amortized cost and fair value of the debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	September 30, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$19,534	$18,381
One to five years	36,469	37,996
Five to ten years	46,194	45,894
Beyond ten years	23,198	21,924
Agency mortgage-backed: residential	76,388	79,349
Total	$201,783	$203,544

Securities pledged at September 30, 2020 and December 31, 2019 had carrying values of approximately $73.6 million and $75.8 million, respectively, and were pledged to secure public deposits.

At September 30, 2020 and December 31, 2019, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $22.3 million and $14.5 million, respectively. At September 30, 2020 and December 31, 2019, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

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

At September 30, 2020, $27.0 million, $13.5 million, and $2.4 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. There was one CLO rated below A at BBB, which was downgraded during the third quarter of 2020. All of the Bank’s CLOs are floating rate, with rates set on a quarterly basis at three-month LIBOR plus a spread. Stress testing was completed on each security in the CLO portfolio as of September 30, 2020. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The fair value of the Bank’s corporate bond portfolio has also been impacted by market disruption and declining rates. The corporate bond portfolio consists of 12 subordinated debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for five years converting to floating at an index over LIBOR or floating at an index over LIBOR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2020, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Securities with unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
September 30, 2020
Available for sale
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	3,567	(13)	—	—	3,567	(13)
Collateralized loan obligations	11,102	(443)	31,723	(1,462)	42,825	(1,905)
State and municipal	2,436	(32)	—	—	2,436	(32)
Corporate bonds	13,710	(1,643)	—	—	13,710	(1,643)
Total temporarily impaired	$30,815	$(2,131)	$31,723	$(1,462)	$62,538	$(3,593)

December 31, 2019
Available for sale
U.S. Government and federal agency	$12,567	$(147)	$—	$—	$12,567	$(147)
Agency mortgage-backed: residential	18,457	(97)	10,665	(158)	29,122	(255)
Collateralized loan obligations	9,539	(46)	35,336	(366)	44,875	(412)
State and municipal	911	(3)	—	—	911	(3)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$41,474	$(293)	$46,001	$(524)	$87,475	$(817)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)
Commercial (1)	$218,762	$145,551
Commercial Real Estate:
Construction	83,977	64,911
Farmland	69,017	79,118
Nonfarm nonresidential	266,477	255,459
Residential Real Estate:
Multi-family	63,757	70,950
1-4 Family	194,829	226,629
Consumer	35,289	47,790
Agriculture	41,749	35,064
Other	611	799
Subtotal	974,468	926,271
Less: Allowance for loan losses	(11,481)	(8,376)
Loans, net	$962,987	$917,895

(1)	Includes PPP loans of $42.3 million at September 30, 2020.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020 and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2020:
Beginning balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228
Provision (negative provision)	494	665	13	104	76	(2)	1,350
Loans charged off	–	–	(17)	(131)	(2)	–	(150)
Recoveries	5	6	13	13	14	2	53
Ending balance	$3,031	$5,165	$2,155	$567	$560	$3	$11,481

September 30, 2019:
Beginning balance	$1,492	$4,453	$2,327	$153	$405	$2	$8,832
Provision (negative provision)	(68)	341	(686)	354	60	(1)	–
Loans charged off	(10)	(32)	(73)	(184)	–	–	(299)
Recoveries	6	7	345	9	3	1	371
Ending balance	$1,420	$4,769	$1,913	$332	$468	$2	$8,904

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2020 and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	1,337	1,016	422	503	228	(6)	3,500
Loans charged off	(32)	(57)	(99)	(444)	(46)	–	(678)
Recoveries	16	126	89	23	23	6	283
Ending balance	$3,031	$5,165	$2,155	$567	$560	$3	$11,481

September 30, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	30	130	(838)	531	148	(1)	–
Loans charged off	(10)	(47)	(190)	(398)	(4)	–	(649)
Recoveries	101	10	489	69	3	1	673
Ending balance	$1,420	$4,769	$1,913	$332	$468	$2	$8,904

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$170	$1	$–	$–	$–	$171
Collectively evaluated for impairment	3,031	4,995	2,154	567	560	3	11,310
Total ending allowance balance	$3,031	$5,165	$2,155	$567	$560	$3	$11,481

Loans:
Loans individually evaluated for impairment	$99	$1,273	$1,165	$18	$1	$–	$2,556
Loans collectively evaluated for impairment	218,663	418,198	257,421	35,271	41,748	611	971,912
Total ending loans balance	$218,762	$419,471	$258,586	$35,289	$41,749	$611	$974,468

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

	As of September 30, 2020			Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$230	$99	$—	$101	$—	$103	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	418	290	—	292	1	294	14
Nonfarm nonresidential	1,133	562	—	494	13	489	31
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	2,025	1,059	—	963	10	879	64
Consumer	288	18	—	16	2	68	3
Agriculture	306	1	—	—	—	11	—
Other	—	—	—	—	—	—	—
Subtotal	4,400	2,029	—	1,866	26	1,844	112
With An Allowance Recorded:
Commercial	—	—	—	—	—	6	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	421	421	170	282	—	247	4
Nonfarm nonresidential	—	—	—	75	—	38	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	106	106	1	91	4	100	7
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	527	527	171	448	4	391	11
Total	$4,927	$2,556	$171	$2,314	$30	$2,235	$123

	As of December 31, 2019			Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$138	$50	$—	$66	$2	$59	$2
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	380	293	—	202	2	150	10
Nonfarm nonresidential	1,057	489	—	237	2	247	9
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,679	745	—	1,588	132	1,566	182
Consumer	309	98	—	76	2	45	4
Agriculture	304	42	—	65	—	49	—
Other	—	—	—	—	—	—	—
Subtotal	3,867	1,717	—	2,234	140	2,116	207
With An Allowance Recorded:
Commercial	24	24	3	26	1	13	2
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	282	282	37	292	7	225	7
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	183	147	2	356	7	537	28
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	489	453	42	674	15	775	37
Total	$4,356	$2,170	$42	$2,908	$155	$2,891	$244

Cash basis income recognized on impaired loans for the three and nine months ended September 30, 2020 was $19,000 and $87,000, respectively, compared to $137,000 and $197,000 for the three and nine months ended September 30, 2019, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2020 and December 31, 2019:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2020
Commercial Real Estate:
Nonfarm nonresidential	$382	$—	$382
Residential Real Estate:
1-4 Family	107	—	107
Total TDRs	$489	$—	$489

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$400	$—	$400
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$475	$—	$475

At September 30, 2020 and December 31, 2019, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2020 and December 31, 2019. The Company has no commitment to lend additional amounts as of September 30, 2020 and December 31, 2019 to borrowers with outstanding loans classified as TDRs. During the three and nine months ended September 30, 2020 and September 30, 2019, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

The following table presents a summary of the TDR loan modifications by portfolio segment that occurred during the three and nine months ended September 30, 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2020
Residential Real Estate:
1-4 Family	33	—	33
Total TDRs	$33	$—	$33

As of September 30, 2020, 100% of the Company’s TDRs that occurred during 2020 were performing in accordance with their modified terms. The Company has not allocated any reserves to customers whose loan terms have been modified during 2020. For modifications occurring during the three and nine months ended September 30, 2020, the post-modification balances approximate the pre-modification balances. There were no TDR loan modifications during the three or nine months ended September 30, 2019.

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

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of September 30, 2020, and December 31, 2019:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in thousands)

Commercial	$99	$50	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	711	431	—	—
Nonfarm nonresidential	180	90	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	1,029	817	—	—
Consumer	18	98	—	—
Agriculture	1	42	—	—
Other	—	—	—	—
Total	$2,038	$1,528	$—	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2020
Commercial	$12	$—	$—	$99	$111
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	76	—	—	711	787
Nonfarm nonresidential	—	39	—	180	219
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	365	196	—	1,029	1,590
Consumer	29	30	—	18	77
Agriculture	—	—	—	1	1
Other	—	—	—	—	—
Total	$482	$265	$—	$2,038	$2,785

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2019
Commercial	$14	$3	$—	$50	$67
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	274	—	—	431	705
Nonfarm nonresidential	206	—	—	90	296
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,162	503	—	817	2,482
Consumer	91	164	—	98	353
Agriculture	—	—	—	42	42
Other	—	—	—	—	—
Total	$1,747	$670	$—	$1,528	$3,945

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

Watch – Loans classified as watch are those loans which have experienced or may experience a potentially adverse development which necessitates increased monitoring.

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

As of September 30, 2020, and December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2020
Commercial	$201,009	$3,568	$—	$14,185	$—	$218,762
Commercial Real Estate:
Construction	83,977	—	—	—	—	83,977
Farmland	61,919	5,617	273	1,208	—	69,017
Nonfarm nonresidential	258,116	4,578	—	3,783	—	266,477
Residential Real Estate:
Multi-family	53,309	10,448	—	—	—	63,757
1-4 Family	188,519	3,474	—	2,836	—	194,829
Consumer	35,236	6	—	47	—	35,289
Agriculture	41,199	91	91	368	—	41,749
Other	611	—	—	—	—	611
Total	$923,895	$27,782	$364	$22,427	$—	$974,468

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2019
Commercial	$130,312	$11,280	$—	$3,959	$—	$145,551
Commercial Real Estate:
Construction	64,911	—	—	—	—	64,911
Farmland	71,503	6,663	—	952	—	79,118
Nonfarm nonresidential	245,995	6,986	—	2,478	—	255,459
Residential Real Estate:
Multi-family	70,950	—	—	—	—	70,950
1-4 Family	221,727	2,420	—	2,482	—	226,629
Consumer	47,657	5	—	128	—	47,790
Agriculture	34,853	168	—	43	—	35,064
Other	799	—	—	—	—	799
Total	$888,707	$27,522	$—	$10,042	$—	$926,271

Note 4 – Leases

As of September 30, 2020, the Company leases real estate for six branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2055, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of September 30, 2020.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 5.47% as of September 30, 2020.

Total rental expense was $133,000 and $389,000, respectively, for the three and nine months ended September 30, 2020, compared to $66,000 and $196,000, respectively, for the three and nine months ended September 30, 2019. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $2.5 million as of September 30, 2020 and $323,000 as of September 30, 2019.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2020 (in thousands):

September 30, 2020

October – December 2020	$128
2021	222
2022	203
2023	206
2024	205
Thereafter	3,720
Total minimum lease payments	4,684
Discount effect of cash flows	(2,176)
Present value of lease liabilities	$2,508

At September 30, 2020, the Company has entered into two additional leases for new branch offices that have yet to commence. The right of use asset and lease liability for the leases yet to commence are estimated to be approximately $3.3 million and are expected to be recorded in the first quarter of 2021.

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2020	December 31, 2019
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$1,625	$3,225
	$1,625	$3,225

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $154,000 and $172,000 at September 30, 2020 and December 31, 2019, respectively.

Activity relating to OREO during the nine months ended September 30, 2020 and 2019 is as follows:

	For the Nine Months Ended September 30,
	2020	2019
	(in thousands)
OREO Activity
OREO as of January 1	$3,225	$3,485
Real estate acquired	—	—
Valuation adjustment write-downs	—	(260)
Net gain on sales	—	—
Proceeds from sales of properties	(1,600)	—
OREO as of September 30	$1,625	$3,225

Expenses related to other real estate owned include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net gain on sales	$—	$—	$—	$—
Valuation adjustment write-downs	—	—	—	260
Operating expense	20	25	58	73
Total	$20	$25	$58	$333

Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s acquired goodwill and intangible assets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	192	2,500	—
Outstanding, ending	$8,752	$192	$8,752	$—

The Company has $6.3 million of goodwill related to a 2019 branch acquisition transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances may indicate the carrying value of goodwill exceeds fair value and may not be recoverable.

Based upon current economic conditions as a result of COVID-19, management performed a qualitative goodwill impairment assessment as of September 30, 2020. After evaluating certain qualitative assessment assumptions, which are subject to risk and uncertainties, such as forecasted revenues, expenses and cash flows, current discount rates, the Company’s market capitalization, observable market transactions and multiples, changes to the regulatory environment, and the nature and amount of government support that has been and is expected to be provided in the future, management concluded it was more likely than not that the fair value of goodwill exceeds its carrying amount and thus, no impairment was identified. Goodwill is the Company’s sole intangible asset with an indefinite life.

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. During the three and nine months ended September 30, 2020, the Company recorded intangible amortization expense totaling $64,000 and $192,000, respectively.

Amortization expense related to the core deposit intangible for the remainder of 2020 and beyond is estimated as follows (in thousands):

September 30, 2020
October 2020 – December 2020	$64
2021	256
2022	256
2023	256
2024	256
Thereafter	1,220
$2,308

Note 7 – Deposits

The following table details deposits by category:

	September 30, 2020	December 31, 2019
	(in thousands)
Non-interest bearing	$217,675	$187,551
Interest checking	168,735	146,038
Money market	174,588	160,837
Savings	134,962	56,015
Certificates of deposit	398,429	476,534
Total	$1,094,389	$1,026,975

Time deposits of $250,000 or more were $56.8 million and $51.2 million at September 30, 2020 and December 31, 2019, respectively.

Scheduled maturities of total time deposits at September 30, 2020 for each of the next five years and thereafter are as follows (in thousands):

Year 1	$303,986
Year 2	40,954
Year 3	16,327
Year 4	12,747
Year 5	23,993
Thereafter	422
$398,429

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2020	2019
	(in thousands)

Short-term advances (fixed rates 0.19%)	$10,000	$60,000
Long-term advances (fixed rates 0.00% to 0.77%) maturing April 2021 to February 2030	20,634	1,389
Total advances from the Federal Home Loan Bank	$30,634	$61,389

FHLB advances had a weighted-average rate of 0.56% at September 30, 2020 and 1.70% at December 31, 2019. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2020 or 2019. The advances were collateralized by approximately $137.9 million and $166.0 million of first mortgage loans, under a blanket lien arrangement at September 30, 2020 and December 31, 2019, respectively, and $42.3 million of loans originated under the SBA Payment Protection Plan at September 30, 2020. At September 30, 2020, the Bank’s additional borrowing capacity with the FHLB was $106.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$10,634
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$30,634

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At September 30, 2020, the Company is current on all interest payments.

Subordinated Capital Notes – The Company’s subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital. On July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes under the July 23, 2019 indenture with the same terms and with the additional commitment by the Company to extend the optional prepayment date to July 31, 2025 so long as the additional notes qualify as Tier 2 regulatory capital. The Company used the net proceeds from the issuance of the additional notes to retire its senior debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

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

Management routinely applies internal discounts to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined to have a thin trading market or to be specialized collateral. This is in addition to estimated discounts for cost to sell of six to ten percent.

Management also applies discounts to the expected fair value of collateral for impaired loans where the likely resolution involves litigation or foreclosure. Resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment. Discounts ranging from 10% to 33% have been utilized in the impairment evaluations when applicable.

Impaired loans are evaluated quarterly for additional impairment. Management obtains updated appraisals on properties securing loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and the assessment of deterioration of real estate values in the market in which the property is located.

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

Financial assets measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 are summarized below:

		Fair Value Measurements at September 30, 2020 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$20,089	$—	$20,089	$—
Agency mortgage-backed: residential	79,349	—	79,349	—
Collateralized loan obligations	42,825	—	42,825	—
State and municipal	35,435	—	35,435	—
Corporate bonds	25,846	—	25,846	—
Total	$203,544	$—	$203,544	$—

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,330	$—	$22,330	$—
Agency mortgage-backed: residential	92,200	—	92,200	—
Collateralized loan obligations	49,419	—	49,419	—
State and municipal	28,366	—	28,366	—
Corporate bonds	16,685	—	16,685	—
Total	$209,000	$—	$209,000	$—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2020 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial real estate:
Farmland	$251	$—	$—	$251
Residential real estate:
1-4 Family	105	—	—	105

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial	$21	$—	$—	$21
Commercial real estate:
Farmland	245	—	—	245
Residential real estate:
1-4 Family	145	—	—	145

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $527,000 at September 30, 2020 with a valuation allowance of $171,000, resulting in $147,000 and $129,000 provision for loan losses for the three and nine months ended September 30, 2020, respectively. Impaired loans had a carrying amount of $316,000 with a valuation allowance of $33,000, resulting in no additional provision for loan losses for the three and nine months ended September 30, 2019, respectively. At December 31, 2019, impaired loans had a carrying amount of $453,000, with a valuation allowance of $42,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$31,951	$31,951	$—	$—	$31,951
Securities available for sale	203,544	—	203,544	—	203,544
Federal Home Loan Bank stock	5,962	N/A	N/A	N/A	N/A
Loans, net	962,987	—	—	943,495	943,495
Accrued interest receivable	5,351	—	906	4,445	5,351
Financial liabilities
Deposits	$1,094,389	$217,675	$878,723	$—	$1,096,398
Federal Home Loan Bank advances	30,634	—	30,666	—	30,666
Junior subordinated debentures	21,000	—	—	15,432	15,432
Subordinated capital notes	25,000	—	—	24,720	24,720
Senior Debt	—	—	—	—	—
Accrued interest payable	537	—	269	268	537

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Securities available for sale	209,000	—	209,000	—	209,000
Federal Home Loan Bank stock	6,237	N/A	N/A	N/A	N/A
Loans, net	917,895	—	—	925,388	925,388
Accrued interest receivable	4,257	—	1,118	3,139	4,257
Financial liabilities
Deposits	$1,026,975	$187,551	$839,882	$—	$1,027,433
Federal Home Loan Bank advances	61,389	—	61,395	—	61,395
Junior subordinated debentures	21,000	—	—	17,466	17,466
Subordinated capital notes	17,000	—	—	17,003	17,003
Senior Debt	5,000	—	—	5,022	5,022
Accrued interest payable	1,129	—	647	482	1,129

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$22,970	$22,915
Allowance for loan losses	2,864	2,090
OREO write-down	914	2,665
Alternative minimum tax credit carry-forward	—	173
Net assets from acquisitions	111	228
New market tax credit carry-forward	208	208
Nonaccrual loan interest	313	303
Accrued expenses	102	102
Lease liability	626	766
Other	342	309
	28,450	29,759

Deferred tax liabilities:
FHLB stock dividends	485	563
Fixed assets	73	57
Deferred loan costs	181	170
Net unrealized gain on securities	439	331
Lease right-of-use assets	626	766
Other	106	107
	1,910	1,994
Net deferred tax asset	$26,540	$27,765

At September 30, 2020, the Company had net federal operating loss carryforwards of $102.9 million, which will begin to expire in 2032, and state net operating loss carryforwards of $34.3 million, which begin to expire in 2025. During 2020, the $173,000 alternative minimum tax credit carryforward was refunded due to the enactment of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”).

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2020 or September 30, 2019 related to unrecognized tax benefits.

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

On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of the Company’s common shares that could result in an ownership change under Section 382. The transfer restrictions were extended in May 2018 by shareholder vote and will expire on the earlier of (i) May 23, 2021, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if the Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of the NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2017.

Note 12 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 262,056. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2020 unvested shares issued was $524,000, or $15.47 per weighted-average share. The Company recorded $188,000 and $398,000 of stock-based compensation to salaries for the three and nine months ended September 30, 2020, respectively, and $181,000 and $356,000 for the three and nine months ended September 30, 2019, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $39,000 and $84,000 was recognized related to this expense during the three and nine months ended September 30, 2020, respectively, and $38,000 and $75,000 for the three and nine months ended September 30, 2019, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	57,774	$13.35	116,909	$8.69
Granted	33,884	15.47	34,501	14.81
Vested	(28,371)	12.43	(89,388)	7.83
Forfeited	(66)	13.93	(4,248)	13.07
Outstanding, ending	63,221	$14.90	57,774	$13.35

Unrecognized stock based compensation expense related to unvested shares for the remainder of 2020 and beyond is estimated as follows (in thousands):

October 2020 – December 2020	$188
2021	310
2022	136
2023	14

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share data)

Net income	$2,066	$2,282	$5,888	$8,754
Less:
Earnings allocated to unvested shares	16	20	47	93
Net income available to common shareholders, basic and diluted	$2,050	$2,262	$5,841	$8,661

Basic
Weighted average common shares including unvested common shares outstanding	7,499,223	7,471,582	7,489,795	7,467,048
Less:
Weighted average unvested common shares	56,938	63,913	59,151	79,411
Weighted average common shares outstanding	7,442,285	7,407,669	7,430,644	7,387,637
Basic income per common share	$0.28	$0.31	$0.79	$1.17

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—	—
Weighted average common shares and potential common shares	7,442,285	7,407,669	7,430,644	7,387,637
Diluted income per common share	$0.28	$0.31	$0.79	$1.17

The Company had no outstanding stock options or warrants at September 30, 2020 or 2019.

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

The Company’s capital ratios were positively impacted by the additional $8.0 million of subordinated notes issued on July 21, 2020, as the subordinated notes meet the requirements to qualify as Tier 2 capital.

As of September 30, 2020, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of September 30, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020:
Total risk-based capital (to risk- weighted assets)	$136,629	12.97%	$84,298	8.00%	$105,372	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	125,148	11.88	47,417	4.50	68,492	6.50
Tier 1 capital (to risk-weighted assets)	125,148	11.88	63,223	6.00	84,298	8.00
Tier 1 capital (to average assets)	125,148	9.90	50,540	4.00	63,175	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total risk-based capital (to risk- weighted assets)	$121,335	12.08%	$80,341	8.00%	$100,426	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	112,959	11.25	45,192	4.50	65,277	6.50
Tier 1 capital (to risk-weighted assets)	112,959	11.25	60,256	6.00	80,341	8.00
Tier 1 capital (to average assets)	112,959	9.99	45,208	4.00	56,510	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$14,369	$17,439	$11,577	$20,415
Unused lines of credit	6,431	134,512	7,916	111,230
Standby letters of credit	531	1,336	531	3,164

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at September 30, 2020 and December 31, 2019. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $124,000 and $409,000 of revenue for the three and nine months ended September 30, 2020, respectively, within the scope of ASC 606. Other non-interest income included approximately $133,000 and $388,000 of revenue for the three and nine months ended September 30, 2019, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and nine months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the expectations of future results we expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be out of management’s control. Factors that could contribute to differences in results include, but are not limited to the following:

●	Ability of borrowers to resume contractual payments upon expiration of COVID-19 short-term loan concessions;
●	Changes in fiscal, monetary, regulatory and tax policies;
●	Changes in political and economic conditions;
●	The magnitude and frequency of changes to the Federal Funds Target Rate implemented by the Federal Open Market Committee of the Federal Reserve Bank;
●	Long-term and short-term interest rate fluctuations as well as the overall steepness of the yield curve;
●	Competitive product and pricing pressures;
●	Equity and fixed income market fluctuations;
●	Client bankruptcies and loan defaults;
●	Inflation;
●	Recession;
●	Epidemics and pandemics;
●	Natural disasters impacting Company operations;
●	Future acquisitions;
●	Integrations and performance of acquired businesses;
●	Changes in technology and regulations or the interpretation and enforcement thereof;
●	Changes in accounting standards;
●	Changes to the Company’s overall internal control environment;
●	Success in gaining regulatory approvals when required;
●	Information security breaches or cyber security attacks involving either the Company or one of the Company’s third-party service providers; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part II Item 1A “Risk Factors” of this report, as well as Part I Item 1A “Risk Factors” of the Company’s December 31, 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

The Company is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank (the Bank), its wholly owned subsidiary and the tenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of September 30, 2020, the Company had total assets of $1.29 billion, total loans of $974.5 million, total deposits of $1.09 billion and stockholders’ equity of $112.3 million.

The Company reported net income of $2.1 million and $5.9 million for the three and nine months ended September 30, 2020, compared with net income of $2.3 million and $8.8 million for the same periods of 2019. Income tax expense was $190,000 and $944,000 for the third quarter of 2020 and for the first nine months of 2020, respectively, compared to income tax expense of $531,000 and $43,000 for the third quarter of 2019 and for the first nine months of 2019, respectively. Income tax expense benefitted from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $244,000 and $33,000 for the third quarter of 2020 and 2019, respectively. Income tax expense benefitted $395,000 and $1.6 million for the first nine months of 2020 and 2019, respectively. The new Kentucky income tax will go into effect on January 1, 2021.

Highlights for the nine months ended September 30, 2020 are as follows:

●

Loan growth outpaced paydowns during the period. Average loans receivable increased approximately $176.8 million or 22.5% to $963.7 million for the nine months ended September 30, 2020, compared with $786.8 million for the first nine months of 2019. This resulted in an increase in interest revenue volume of approximately $6.5 million for the nine months ended September 30, 2020 compared with the nine months of 2019. Average loans were positively impacted from the branch purchase acquisition, which included approximately $126.8 million in loans at the time of the purchase, along with loan growth during 2019 and 2020, as well as $42.3 million loan originations under the SBA Paycheck Protection Program.

●

Net interest margin decreased 16 basis points to 3.30% in the first nine months of 2020 compared with 3.46% in the first nine months of 2019. The yield on earning assets decreased to 4.23% for the first nine months of 2020, compared to 4.83% for the first nine months of 2019. The decline in yield on earning assets was driven by the impact of falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate pricing features as the Federal Reserve lowered the federal funds target rate by 75 basis points in the latter half of 2019, 50 basis points on March 6, 2020, and 100 basis points on March 15, 2020. The cost of interest-bearing liabilities decreased from 1.67% in the first nine months of 2019 to 1.15% in the first nine months of 2020 as a result of decreases in short-term interest rates during 2019 and 2020.

●

A provision of $1.4 million and $3.5 million was recorded in the third quarter and the first nine months of 2020, respectively, compared to no provision for loan losses in the third quarter and first nine months of 2019. The 2020 loan loss provisions were attributable to the net loan charge-offs during the period, trends within the portfolio over the period, and primarily to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared and the resultant risk the pandemic poses for business disruptions for the Bank’s borrowers which may lead to credit quality deterioration. Substandard loans increased $12.3 million during the first nine months of 2020. The increase in substandard loans was primarily attributable to the commercial and industrial loan segment, which increased $10.2 million during 2020. Net loan charge-offs were $395,000 for the first nine months of 2020, compared to net loan recoveries of $24,000 for the first nine months of 2019.

●

Loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $482,000 at September 30, 2020, and loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $265,000 at September 30, 2020. Total loans past due and nonaccrual loans decreased to $2.8 million at September 30, 2020, from $3.9 million at December 31, 2019.

●

In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. See the table under “COVID-19 Short-term Loan Concessions” section for detailed discussion.

●

Foreclosed properties decreased from $3.2 million at December 31, 2019 and September 30, 2019 to $1.6 million at September 30, 2020. Operating expenses totaled $58,000 for the first nine months of 2020 compared to operating expenses and fair value write downs of $333,000 for the first nine months of 2019.

●	The ratio of non-performing assets to total assets decreased to 0.32% at September 30, 2020, compared with 0.42% at December 31, 2019, and 0.51% at September 30, 2019.

●

Deposits were $1.09 billion at September 30, 2020, compared with $1.03 billion at December 31, 2019. Certificate of deposit balances decreased $78.1 million during the first nine months of 2020 to $398.4 million at September 30, 2020, from $476.5 million at December 31, 2019. Interest checking accounts increased $22.7 million, non-interest bearing accounts increased $30.1 million, money market increased $13.8 million, and savings accounts increased $78.9 during the first nine months of 2020 compared with December 31, 2019.

●

On July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes pursuant to the July 23, 2019 indenture under which the Company’s outstanding subordinated notes were previously issued. The Company used $5.0 million of the net proceeds from the offering to retire its senior debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2019. Management has discussed the development, selection, and application of critical accounting policies with the Audit Committee. During the first nine months of 2020, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2020, compared with the same period of 2019:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,094	$12,485	$(391)	(3.1)%
Gross interest expense	2,151	3,755	(1,604)	(42.7)
Net interest income	9,943	8,730	1,213	13.9
Provision for loan losses	1,350	—	1,350	100.0
Non-interest income	1,742	1,534	208	13.6
Non-interest expense	8,079	7,451	628	8.4
Net income before taxes	2,256	2,813	(557)	(19.8)
Income tax expense	190	531	(341)	(64.2)
Net income	2,066	2,282	(216)	(9.5)

Net income for the three months ended September 30, 2020 totaled $2.1 million, compared with $2.3 million for the comparable period of 2019. Net income before taxes and income tax expense was $2.3 million and $190,000, respectively for the third quarter of 2020, compared with $2.8 million and income tax expense of $531,000, respectively for the third quarter of 2019. Income tax expense benefitted $244,000 and $33,000 for the third quarter of 2020 and 2019, respectively, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during the first quarter of 2019. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax will go into effect on January 1, 2021.

Net interest income increased $1.2 million from the 2019 third quarter primarily as a result of an increase in earning assets from the branch transaction, as well as loan growth, and lower cost of interest-bearing liabilities given the current interest rate environment. Provision expense of $1.4 million was recorded in the third quarter of 2020 as compared to no provision expense the third quarter of 2019 primarily in response to the level of net loan charge-offs for the quarter, trends within the portfolio over the quarter, and to changes in the economic and business environment attributable to COVID-19. Non-interest income increased $208,000 from $1.5 million in the third quarter of 2019 to $1.7 million for the third quarter of 2020 primarily related to bank card interchange fees primarily as a result of the deposit accounts acquired in the branch acquisition transaction on November 15, 2019. Non-interest expense increased $628,000 from $7.5 million in the third quarter of 2019 to $8.1 million in the third quarter of 2020 primarily due to increase in salaries and employee benefits of $211,000 and $187,000 in deposit account related expense. The Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction. The increase in deposit account related expense is the result of the deposit accounts acquired in the branch acquisition transaction.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2020, compared with the same period of 2019:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)

Gross interest income	$38,147	$37,047	$1,100	3.0%
Gross interest expense	8,332	10,558	(2,226)	(21.1)
Net interest income	29,815	26,489	3,326	12.6
Provision for loan losses	3,500	—	3,500	100.0
Non-interest income	5,067	4,264	803	18.8
Non-interest expense	24,550	21,956	2,594	11.8
Net income before taxes	6,832	8,797	(1,965)	(22.3)
Income tax expense	944	43	901	NM
Net income	5,888	8,754	(2,866)	(32.7)

  NM: Not Meaningful

Net income for the nine months ended September 30, 2020 totaled $5.9 million, compared with net income of $8.8 million for the comparable period of 2019. Net income before taxes and income tax expense was $6.8 million and $944,000, respectively, for the nine months ended September 30, 2020, compared with $8.8 million and income tax expense of $43,000, respectively, for the nine months ended September 30, 2019. Income tax expense benefitted $395,000 and $1.6 million for the first nine months of 2020 and 2019, respectively, from the establishment of a state net deferred tax asset related to the 2019 tax law enactments discussed previously.

Net interest income increased $3.3 million from the first nine months of 2019 as a result of an increase in earning assets from the branch transaction, along with loan growth during 2019 and 2020, as well as lower cost of interest-bearing liabilities given the current interest rate environment. Provision expense of $3.5 million was recorded in the first nine months of 2020 as compared to no provision expense the first nine months of 2019 primarily in response to the level of net loan charge-offs for the period, trends within the portfolio over the period, and to changes in the economic and business environment attributable to COVID-19. Non-interest income increased by $803,000 to $5.1 million from $4.3 million in the first nine months of 2019 primarily due to an increase in bank card interchange fees of $767,000. Non-interest expense increased from $22.0 million in the first nine months of 2019 to $24.6 million in the first nine months of 2020 primarily due to increases of $1.6 million in salaries and employee benefits and $507,000 in deposit account related expense.

Net Interest Income – Net interest income was $9.9 million for the three months ended September 30, 2020, an increase of $1.2 million, or 13.9%, compared with $8.7 million for the same period in 2019. Net interest spread and margin were 3.08% and 3.27%, respectively, for the third quarter of 2020, compared with 3.04% and 3.35%, respectively, for the third quarter of 2019.

The interest rate environment has been challenging during the first nine months of 2020 as the Federal Reserve, after lowering rates 75 basis points in the latter half of 2019, lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, and loans with variable rate pricing features.

The yield on earning assets decreased to 3.98% for the third quarter of 2020, as compared to 4.79% in the third quarter of 2019. The yield on earning assets for the third quarter of 2020 was negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate repricing features. Average interest-earning assets were $1.21 billion for the third quarter of 2020, compared with $1.04 billion for the third quarter of 2019, a 17.1% increase, primarily attributable to higher average loans. Average loans increased approximately $163.3 million for the third quarter of 2020 compared with the third quarter of 2019. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, which included approximately $126.8 million of loans at the time of purchase, as well as loan growth during 2019 and the first nine months of 2020. Average loans for the third quarter of 2020 were also positively impacted by $42.3 million in loan originations under the SBA Paycheck Protection Program. The increase in average loans resulted in an increase in interest revenue volume of approximately $2.0 million for the quarter ended September 30, 2020, which was offset by a decrease in interest revenue due to declining rates of $1.8 million, as compared with the third quarter of 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 13 basis points and nine basis points of yield on earning assets and net interest margin for the third quarter ended September 30, 2020 and 2019, respectively. Total interest income decreased 3.1%, or $391,000, for the third quarter of 2020 compared to the third quarter of 2019.

The cost of interest-bearing liabilities decreased to 0.90% for the third quarter of 2020, as compared to 1.75% for the third quarter of 2019. The cost of interest-bearing liabilities continued to decline primarily based on the downward repricing of time deposits. Time deposits declined $47.9 million during the third quarter of 2020 as approximately $127.3 million of time deposits with an average rate of 1.41% matured or repriced at lower interest rates. During the third quarter of 2020, newly originated or renewed time deposits had an average rate of 0.39% and an average term of approximately 23 months. Average interest-bearing liabilities increased by 12.1% to $955.7 million for the third quarter of 2020, as compared to $852.5 million for the third quarter of 2019 due to deposit growth and the completion of the branch acquisition on November 15, 2019, which included approximately $131.8 million in deposits at the time of purchase. Total interest expense decreased by 42.7% to $2.2 million for the third quarter of 2020 as compared to the third quarter of 2019. The cost of interest-bearing liabilities for the third quarter of 2020 was also impacted by the additional subordinated debt issuance in July 2020 and repayment of the senior debt. As of September 30, 2020, time deposits comprise $398.4 million of the Company’s liabilities including $84.7 million with a current average rate of 1.01%, which reprice or mature in the fourth quarter of 2020.

Net interest income was $29.8 million for the nine months ended September 30, 2020, an increase of $3.3 million, or 12.6%, compared with $26.5 million for the same period in 2019. Net interest spread and margin were 3.08% and 3.30%, respectively, for the first nine months of 2020, compared with 3.16% and 3.46%, respectively, for the first nine months of 2019.

The yield on earning assets decreased to 4.23% for the first nine months of 2020, as compared to 4.83% in the first nine months of 2019. The yield on earning assets for the nine months of 2020 was negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate repricing features. Average interest-earning assets increased approximately $181.6 for the nine months ended September 30, 2020 compared with the first nine months of 2019. Average loans increased approximately $176.8 million for the first nine months ended September 30, 2020 compared with the first nine months of 2019. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, along with loan growth during 2019 and 2020, as well as loan originations under the SBA Paycheck Protection Program. The increase in average loans resulted in an increase in interest revenue volume of approximately $6.5 million for the nine months ended September 30, 2020, which was partially offset by a decrease in interest revenue to due declining rates of $4.1 million, as compared with the third quarter of 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 13 basis points of yield on earning assets and net interest margin for the first nine months ended September 30, 2020 and 2019. Total interest income increased 3.0%, or $1.1 million, for the first nine months of 2020 compared to the first nine months of 2019.

The cost of interest-bearing liabilities decreased to 1.15% for the first nine months of 2020, as compared to 1.67% for the first nine months of 2019. Average interest-bearing liabilities increased by $118.8 for the nine months ended September 30, 2020 compared with the first nine months of 2019 due to deposit growth and the completion of the branch acquisition. Total interest expense decreased by 21.1% to $8.3 million for the nine months ended September 30, 2020 as compared to $10.6 million for the first nine months of 2019. The cost of interest-bearing liabilities for the first nine months of 2020 was also impacted by the subordinated debt issuance in July 2019 and July 2020, as well as the senior debt repayment in July 2020.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended September 30, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$963,486	$10,805	4.46%	$800,194	$10,671	5.29%
Securities
Taxable	186,114	1,139	2.43	193,133	1,553	3.19
Tax-exempt (3)	17,002	108	3.20	10,723	76	3.56
FHLB stock	6,057	33	2.17	6,593	76	4.57
Interest-bearing deposits and other	40,380	9	0.09	24,879	109	1.74
Total interest-earning assets	1,213,039	12,094	3.98%	1,035,522	12,485	4.79%
Less: Allowance for loan losses	(10,233)			(8,884)
Non-interest earning assets	93,008			78,794
Total assets	$1,295,814			$1,105,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$423,739	$1,122	1.05%	$498,754	$2,571	2.05%
NOW and money market deposits	341,610	364	0.42	256,373	518	0.80
Savings accounts	124,543	141	0.45	34,043	16	0.19
FHLB advances	20,746	39	0.75	23,238	132	2.25
Junior subordinated debentures	21,000	138	2.61	21,000	251	4.74
Subordinated capital notes	22,391	335	5.95	12,935	190	5.83
Senior debt	1,632	12	2.93	6,196	77	4.93
Total interest-bearing liabilities	955,661	2,151	0.90%	852,539	3,755	1.75%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	221,973			144,378
Other liabilities	7,250			4,697
Total liabilities	1,184,884			1,001,614
Stockholders’ equity	110,930			103,818
Total liabilities and stockholders’ equity	$1,295,814			$1,105,432

Net interest income		$9,943			$8,730

Net interest spread			3.08%			3.04%
Net interest margin			3.27%			3.35%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $1.8 million and $2.4 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

The following table presents the average balance sheets for the nine-month periods ended September 30, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$963,668	$33,772	4.68%	$786,843	$31,390	5.33%
Securities
Taxable	189,827	3,913	2.75	193,395	4,734	3.27
Tax-exempt (3)	12,670	255	3.40	12,305	257	3.53
FHLB stock	6,304	112	2.37	6,811	281	5.52
Interest-bearing deposits and other	35,587	95	0.36	27,090	385	1.90
Total interest-earning assets	1,208,056	38,147	4.23%	1,026,444	37,047	4.83%
Less: Allowance for loan losses	(9,248)			(8,823)
Non-interest earning assets	92,842			76,303
Total assets	$1,291,650			$1,093,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other timedeposits	$454,279	$4,976	1.46%	$482,181	$7,035	1.95%
NOW and money market deposits	327,584	1,149	0.47	260,902	1,579	0.81
Savings accounts	102,341	401	0.52	33,829	43	0.17
FHLB advances	38,406	332	1.15	36,502	668	2.45
Junior subordinated debentures	21,000	525	3.34	21,000	772	4.92
Subordinated capital notes	18,810	830	5.89	4,359	190	5.83
Senior debt	3,869	119	4.11	8,718	271	4.16
Total interest-bearing liabilities	966,289	8,332	1.15%	847,491	10,558	1.67%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	209,605			143,577
Other liabilities	7,111			4,472
Total liabilities	1,183,005			995,540
Stockholders’ equity	108,645			98,384
Total liabilities and stockholders’ equity	$1,291,650			$1,093,924

Net interest income		$29,815			$26,489

Net interest spread			3.08%			3.16%

Net interest margin			3.30%			3.46%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Calculations include non-accruing loans averaging $1.6 million and $2.3 million, respectively, in average loan amounts outstanding.
(3)	Taxable equivalent yields are calculated assuming a federal income tax rate of 21%.

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

	Three Months Ended September 30, 2020 vs. 2019			Nine Months Ended September 30, 2020 vs. 2019
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(1,849)	$1,983	$134	$(4,116)	$6,498	$2,382
Securities	(376)	(6)	(382)	(746)	(77)	(823)
FHLB stock	(37)	(6)	(43)	(149)	(20)	(169)
Interest-bearing deposits and other	(142)	42	(100)	(384)	94	(290)
Total increase (decrease) in interest income	(2,404)	2,013	(391)	(5,395)	6,495	1,100

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,106)	(343)	(1,449)	(1,671)	(388)	(2,059)
NOW and money market accounts	(293)	139	(154)	(770)	340	(430)
Savings accounts	44	81	125	182	176	358
FHLB advances	(80)	(13)	(93)	(369)	33	(336)
Junior subordinated debentures	(113)	—	(113)	(247)	—	(247)
Subordinated capital notes	4	141	145	2	638	640
Senior debt	(23)	(42)	(65)	(3)	(149)	(152)
Total increase (decrease) in interest expense	(1,567)	(37)	(1,604)	(2,876)	650	(2,226)
Increase (decrease) in net interest income	$(837)	$2,050	$1,213	$(2,519)	$5,845	$3,326

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Service charges on deposit accounts	$565	$633	$1,674	$1,700
Bank card interchange fees	881	623	2,494	1,727
Income from bank owned life insurance	113	97	325	314
Net gain (loss) on sales and calls of securities	—	—	(5)	(5)
Other	183	181	579	528
Total non-interest income	$1,742	$1,534	$5,067	$4,264

Non-interest income for the third quarter of 2020 increased by $208,000, or 13.6%, compared with the third quarter of 2019. The increase in non-interest income for the third quarter of 2020 compared to the third quarter of 2019 was primarily driven by an increase in bank card interchange fees of $258,000 primarily as a result of the deposit accounts acquired in the branch acquisition transaction on November 15, 2019. For the nine months ended September 30, 2020, non-interest income increased by $803,000, or 18.8% to $5.1 million compared with $4.3 million for the same period of 2019. The increase in non-interest income between the nine-month comparative periods was primarily due to an increase in bank card interchange fees of $767,000.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Salary and employee benefits	$4,413	$4,202	$13,584	$12,032
Occupancy and equipment	1,008	880	2,990	2,632
Professional fees	261	254	704	598
Marketing expense	134	251	452	690
FDIC insurance	81	—	148	211
Data processing expense	382	315	1,121	943
State franchise and deposit tax	360	315	1,080	945
Deposit account related expenses	487	300	1,398	891
Other real estate owned expense	20	25	58	333
Litigation and loan collection expense	54	32	178	112
Communications expense	201	193	666	572
Insurance expense	102	109	316	335
Postage and delivery	156	129	476	404
Other	420	446	1,379	1,258
Total non-interest expense	$8,079	$7,451	$24,550	$21,956

Non-interest expense for the third quarter ended September 30, 2020 increased $628,000, or 8.4%, compared with the third quarter of 2019. This increase was primarily due to an increase in salaries and employee benefits of $211,000 and $187,000 in deposit account related expense. The Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction. In response to COVID-19 and the change in customer branch usage patterns, the Bank realized a reduction of approximately 20 FTEs in the second quarter of 2020. Quarterly savings of approximately $150,000 is expected as a result of these position eliminations. The increase in deposit account related expense is the result of the deposit accounts acquired in the branch acquisition transaction. For the nine months ended September 30, 2020, non-interest expense increased $2.6 million, or 11.8% to $24.6 million compared with $22.0 million for the first nine months of 2019. The increase in non-interest expense for the nine months ended September 30, 2020 was primarily attributable to increases of $1.6 million in salaries and employee benefits and $507,000 in deposit account related expense.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)

Federal statutory rate times financial statement income	$474	$591	$1,435	$1,847
Effect of:
Tax-exempt income	(21)	(15)	(50)	(52)
Establish state deferred tax asset	(244)	(33)	(395)	(1,583)
Non-taxable life insurance income	(24)	(20)	(68)	(66)
Restricted stock vesting	—	—	4	(128)
Other, net	5	8	18	25
Total	$190	$531	$944	$43

Net income before taxes was $2.3 million and $6.8 million for the third quarter of 2020 and for the first nine months of 2020, respectively, compared to $2.8 million and $8.8 million for the third quarter and first nine months of 2019, respectively. Income tax expense was $190,000 and $944,000 for the third quarter of 2020 and for the first nine months of 2020, respectively, compared to income tax expense of $531,000 and $43,000 for the third quarter of 2019 and for the first nine months of 2019, respectively.

For 2019 and 2020, income tax expense benefitted from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $244,000 and $33,000 for the third quarter of 2020 and 2019, respectively. Income tax expense benefitted $395,000 and $1.6 million for the first nine months of 2020 and 2019, respectively. The new Kentucky income tax will go into effect on January 1, 2021.

Analysis of Financial Condition

Total assets increased $45.8 million, or 3.7%, to $1.29 billion at September 30, 2020, from $1.25 billion at December 31, 2019. This increase was primarily attributable to an increase in net loans of $45.1 million.

Loans Receivable – Loans receivable increased $48.2 million, or 5.2%, during the nine months ended September 30, 2020 to $974.5 million as loan growth outpaced paydowns. Loan originations included $42.3 million under the SBA Paycheck Protection Program which are classified as commercial loans. The commercial and commercial real estate portfolios increased by an aggregate of $93.2 million, or 17.1% during the first nine months of 2020 and comprised 65.5% of the loan portfolio at September 30, 2020. Residential real estate and consumer portfolios decreased by an aggregate of $51.5 million, or 14.9% during the first nine months of 2020 and comprised 30.2% of the loan portfolio at September 30, 2020.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial	$218,762	22.45%	$145,551	15.71%
Commercial Real Estate
Construction	83,977	8.62	64,911	7.01
Farmland	69,017	7.08	79,118	8.54
Nonfarm nonresidential	266,477	27.35	255,459	27.58
Residential Real Estate
Multi-family	63,757	6.54	70,950	7.66
1-4 Family	194,829	19.99	226,629	24.47
Consumer	35,289	3.62	47,790	5.16
Agriculture	41,749	4.28	35,064	3.79
Other	611	0.07	799	0.08
Total loans	$974,468	100.00%	$926,271	100.00%

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2020		December 31, 2019
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$923,895	94.8%	$888,707	95.9%
Watch	27,782	2.9	27,522	3.0
Special Mention	364	—	—	—
Substandard	22,427	2.3	10,042	1.1
Doubtful	—	—	—	—
Total	$974,468	100.0%	$926,271	100.00%

Loans receivable increased $48.2 million, or 5.2%, during the nine months ended September 30, 2020 primarily as a result of originations under the SBA Paycheck Protection Program. Since December 31, 2019, the pass category increased approximately $35.2 million, the watch category increased approximately $260,000, the special mention category increased approximately $364,000, and the substandard category increased approximately $12.4 million. The $12.4 million increase in loans classified as substandard was primarily driven by $16.5 million in loans moved to substandard offset by $3.6 million in payments, $551,000 in charge-offs, and $52,000 in loans upgraded from substandard during the first nine months of 2020. The increase in substandard loans was primarily within the commercial and industrial loan segment as $12.0 million in loans to two borrowers migrated from watch to substandard during the third quarter of 2020. The trend in risk categories is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2020	December 31, 2019
	(in thousands)
Past Due Loans:
30-59 Days	$482	$1,747
60-89 Days	265	670
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	747	2,417

Nonaccrual Loans	2,038	1,528
Total Past Due and Nonaccrual Loans	$2,785	$3,945

During the nine months ended September 30, 2020, nonaccrual loans increased by $510,000 to $2.0 million. Loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $482,000 at September 30, 2020. Loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $265,000 at September 30, 2020. This represents a $1.7 million decrease in accruing past due loans from December 31, 2019 to September 30, 2020 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At September 30, 2020 and December 31, 2019, the Bank had four and three restructured loans totaling $489,000 and $475,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at September 30, 2020 or December 31, 2019. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At September 30, 2020 and December 31, 2019, all TDRs were performing according to their modified terms.

There was one modification granted during 2020 and two modifications granted during 2019 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

COVID-19 Short-term Loan Concessions - The Bank has elected to account for eligible loan modifications under Section 4013 of the CARES Act.  To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the coronavirus pandemic (“COVID-19”); (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Short-term loan modifications totaled $64.9 million as of September 30, 2020 compared to $161.5 million at June 30, 2020. The table below details the status of the Bank’s short-term loan modifications by loan category or type as of September 30, 2020. First Modification Active includes loans within the terms of the original modification agreement. Subsequent Modification Active includes loans with a matured original modification that have been further modified within the short-term parameters. Modification Ended includes loans that have reached final deferred payment and have yet to make a payment in accordance with the loan’s original terms or have yet to request a subsequent modification. Loans that returned to original contracted terms with a verified payment are considered cured and are no longer included as modified loans in the table below.

	First Modification Active	Subsequent Modification Active	Modification Ended	Total Modified Loans	Total Loan Portfolio	% Modified to Total Portfolio
	(in thousands)

Hotel, Motel, & Lodging	$—	$8,112	$22,818	$30,930	$51,435	60.1%
Retail Facility	3,087	6,764	—	9,851	62,707	15.7
Commercial Real Estate	5,228	76	107	5,411	161,524	3.3
1-4 Family Residential	2,306	450	225	2,981	194,829	1.5
Restaurant Full Service	2,184	6,307	2,872	11,363	19,966	56.9
Restaurant Limited Service	2,303	—	—	2,303	14,842	15.5
Multi-family	—	—	—	—	63,757	—
Construction and Development	—	—	—	—	39,980	—
Commercial & Industrial	345	—	1,239	1,584	218,762	0.7
Farmland	—	—	—	—	69,017	—
Consumer, Agriculture & Other	486	—	—	486	77,649	0.6
Total	$15,939	$21,709	$27,261	$64,909	$974,468	6.7%

Retail purpose commercial real estate operators, as well as hotel and restaurant operators, have been disproportionately impacted by COVID-19. As of September 30, 2020, 83.9% of the remaining short-term modifications under COVID-19 were related to these three industries.

As of October 19, 2020, $27.1 million of the loans categorized as Modification Ended in the table above have received a verified payment and are now considered cured.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(dollars in thousands)

Loans on nonaccrual status	$2,038	$1,528
Troubled debt restructurings on accrual	489	475
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,527	2,003
Real estate acquired through foreclosure	1,625	3,225
Other repossessed assets	—	—
Total non-performing assets	$4,152	$5,228

Non-performing loans to total loans	0.26%	0.22%
Non-performing assets to total assets	0.32%	0.42%
Allowance for non-performing loans	$195	$48
Allowance for non-performing loans to non-performing loans	7.72%	2.40%

Nonperforming loans at September 30, 2020, were $2.5 million, or 0.26% of total loans, compared with $2.0 million, or 0.22% of total loans at December 31, 2019, and $2.6 million, or 0.32% of total loans at September 30, 2019.

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

A provision of $1.4 million and $3.5 million was recorded in the third quarter and first nine months of 2020, respectively, compared to no provision for loan losses in the first nine months of 2019. The 2020 loan loss provisions were attributable to the net loan charge-offs during the period, trends within the portfolio over the period, and primarily to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared and the resultant risk the pandemic poses for business disruptions for the Bank’s borrowers which may lead to credit quality deterioration. Substandard loans increased $12.3 million during the nine months of 2020. The increase in substandard loans was primarily within the commercial and industrial loan segment as $12.0 million in loans to two borrowers migrated from watch to substandard during the third quarter of 2020. The trend in risk categories is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

While the Company expects the U.S. Government’s economic response to the COVID-19 pandemic through monetary policy and fiscal stimulus have provided meaningful support to the economy, management deemed it prudent to increase the allowance for loan losses through its qualitative environmental factors to account for the pandemic risk.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		December 31,
	2020	2019	2020	2019	2019
	(in thousands)
Balance at beginning of period	$10,228	$8,832	$8,376	$8,880	$8,880

Loans charged-off:
Real estate	17	105	156	237	322
Commercial	—	10	32	10	37
Consumer	131	184	444	398	663
Agriculture	2	—	46	4	266
Other	—	—	—	—	—
Total charge-offs	150	299	678	649	1,288

Recoveries
Real estate	19	352	215	499	597
Commercial	5	6	16	101	106
Consumer	13	9	23	69	75
Agriculture	14	3	23	3	3
Other	2	1	6	1	3
Total recoveries	53	371	283	673	784
Net charge-offs (recoveries)	97	(72)	395	(24)	504
Provision for loan losses	1,350	—	3,500	—	—
Balance at end of period	$11,481	$8,904	$11,481	$8,904	$8,376

Allowance for loan losses to period-end loans	1.18%	1.11%	1.18%	1.11%	0.90%
Net charge-offs (recoveries) to average loans	0.04%	(0.04)%	0.05%	0.00%	0.06%
Allowance for loan losses to non-performing loans	454.33%	345.52%	454.33%	345.52%	418.17%

The allowance for loan losses to total loans was 1.18% at September 30, 2020, compared to 0.90% at December 31, 2019, and 1.11% at September 30, 2019. Loans acquired in the November 2019 branch transaction totaled $100.3 million at September 30, 2020 and $124.7 million at December 31, 2019. These loans were recorded at fair value as determined by an independent third party. The remaining discount associated with the fair value purchase accounting adjustments on the acquired loans was $301,000 at September 30, 2020, compared to $480,000 at December 31, 2019. Additionally, management added a qualitative environmental adjustment for these loans as the fair value assessment at the time of purchase did not contemplate COVID-19. Any subsequent deterioration of these acquired loans may require an adjustment through the allowance for loan loss. Net loan charge-offs in the first nine months of 2020 totaled $395,000, compared to net loan recoveries of $24,000 in the first nine months of 2019. The allowance for loan losses to non-performing loans was 454.33% at September 30, 2020, compared with 418.17% at December 31, 2019, and 345.52% at September 30, 2019.

The majority of nonperforming loans are secured by real estate collateral, and the underlying collateral coverage for nonperforming loans supports the likelihood of collection of principal. Management has assessed these loans for collectability and considered, among other things, the borrower’s ability to repay, the value of the underlying collateral, and other market conditions to ensure the allowance for loan losses is adequate to absorb probable incurred losses. Based on prior charge-offs, the current recorded investment in loans individually evaluated for impairment in the commercial real estate and residential real estate segments of the portfolio are significantly below the unpaid principal balance for those loans. The recorded investment net of the allocated allowance was 55.93% and 54.62% of the unpaid principal balance in the commercial real estate and residential real estate segments of the portfolio, respectively, at September 30, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $5.5 million, or 2.6%, to $203.5 million at September 30, 2020, compared with $209.0 million at December 31, 2019.

The following table sets forth the carrying value of the securities portfolio at the dates indicated:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$19,158	$931	$—	$20,089	$22,281	$196	$(147)	$22,330
Agency mortgage-backed residential	76,388	2,974	(13)	79,349	91,269	1,186	(255)	92,200
Collateralized loan obligations	44,730	—	(1,905)	42,825	49,831	—	(412)	49,419
State and municipal	34,391	1,076	(32)	35,435	27,819	550	(3)	28,366
Corporate bonds	27,116	373	(1,643)	25,846	16,472	213	—	16,685
Total available for sale	$201,783	$5,354	$(3,593)	$203,544	$207,672	$2,145	$(817)	$209,000

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. During the first quarter of 2020, the fair value of the Bank’s CLO portfolio declined as the market was disrupted by COVID-19. At March 31, 2020, the CLO portfolio had an unrealized loss of $4.0 million, or 9% of amortized cost. During the second and third quarters of 2020, the fair value improved as the market stabilized. At September 30, 2020, the portfolio had an unrealized loss of $1.9 million, or 4% of amortized cost.

Although the Bank attempts to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher, completing pre-purchase due diligence, and through ongoing monitoring, no assurance can be given that these risk mitigation efforts will be successful. At September 30, 2020, $27.0 million, $13.5 million, and $2.4 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. There was one CLO rated below A at BBB, which was downgraded during the third quarter of 2020. Stress testing was completed on each security in the CLO portfolio as of quarter-end. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag. During the first quarter, one of the CLOs in the investment portfolio rated AA with a book value of $5.0 million was called and redeemed at par value or $5.0 million by the issuer. The Bank’s CLOs are all floating rate with rates set on a quarterly basis at three-month LIBOR plus a spread.

The fair value of the Bank’s corporate bond portfolio has also been impacted by market disruption and declining rates. At March 31, 2020, the corporate bond portfolio had a net unrealized loss of $1.3 million, or 6% of amortized cost. At September 30, 2020, the portfolio had a net unrealized loss of $1.3 million, or 5% of amortized cost. The corporate bond portfolio consists of 12 subordinated debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed for five years converting to floating at an index over LIBOR or floating at an index over LIBOR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Bank has the intent and ability to hold its CLO and corporate debt securities to maturity and, at this juncture, has determined the value decline is temporary in nature.

Foreclosed Properties – Foreclosed properties declined from $3.2 million at September 30, 2019 and December 31, 2019 to $1.6 million at September 30, 2020. See Note 5 – “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

There were no OREO sales during the third quarter of 2020 and $1.6 million for the first nine months of 2020, respectively, compared to no sales during the third quarter or nine months ended September 30, 2019. Operating expenses for OREO totaled $20,000 and $58,000 for the third quarter and nine months ended September 30, 2020, respectively, compared to operating expenses of $25,000 and write-downs and operating expenses of $333,000 for the third quarter and nine months ending September 30, 2019, respectively. There were no fair value write-downs recorded during the third quarter or nine months ended September 30, 2020, compared with no write-downs and $260,000 for the third quarter and nine months ended September 30, 2019, respectively.

Liabilities – Total liabilities at September 30, 2020 were $1.18 billion compared with $1.14 billion at December 31, 2019, an increase of $39.3 million, or 3.4%. This increase was primarily attributable to an increase in deposits of $67.4 million offset by a decrease of $30.8 million in FHLB advances.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2020		2019
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$209,605		$151,299
Interest checking	164,256	0.34%	104,077	0.30%
Money market	163,328	0.60	161,610	1.06
Savings	102,341	0.52	36,035	0.19
Certificates of deposit	454,279	1.46	483,222	1.98
Total deposits	$1,093,809	0.80%	$936,243	1.25%

The following table shows at September 30, 2020 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$13,732
Three months through six months	11,759
Six months through twelve months	16,352
Over twelve months	14,950
Total	$56,793

Liquidity

Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments or may become unduly reliant on alternative funding sources. The objective of liquidity risk management is to ensure that the Company meets the cash flow requirements of depositors and borrowers, as well as operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that cash flow needs are met at a reasonable cost. Management maintains an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee regularly monitors and reviews the Company’s liquidity position.

Funds are available to the Bank from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding.

The Bank also borrows from the FHLB to supplement funding requirements. At September 30, 2020, the Bank had an unused borrowing capacity with the FHLB of $106.6 million. Advances are collateralized by first mortgage residential loans as well as loans originated under the SBA Payment Protection Plan loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2020, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Capital

Stockholders’ equity increased $6.5 million to $112.3 million at September 30, 2020, compared with $105.8 million at December 31, 2019 primarily due to current year net income of $5.9 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios (excluding the capital conservation buffer) for the Bank at the dates indicated:

	Regulatory Minimums	Well-Capitalized Minimums	September 30, 2020	December 31, 2019

Tier 1 Capital	6.0%	8.0%	11.88%	11.25%
Common equity Tier 1 capital	4.5	6.5	11.88	11.25
Total risk-based capital	8.0	10.0	12.97	12.08
Tier 1 leverage ratio	4.0	5.0	9.90	9.99

Failure to meet minimum capital requirements could result in discretionary actions by regulators that, if taken, could have a materially adverse effect on the Bank or Company’s financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 0.1% at September 30, 2020, compared with a decrease of 2.3% at December 31, 2019. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 0.9% at September 30, 2020, compared with a decrease of 5.1% at December 31, 2019.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2020, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$347	0.85%
+ 100 basis points	34	0.08
- 100 basis points	(570)	(1.40)
- 200 basis points	(1,547)	(3.80)

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

4.5

Indenture dated as of July 23, 2019 by and among Limestone Bancorp, Inc. and Wilmington Trust, National Association is incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2019.

4.6	Company Order of Limestone Bancorp, Inc. dated July 21, 2020. Exhibit 4.2 to Form 8-K filed July 24, 2020 is incorporated by reference.

4.7

Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. issued July 31, 2020. Exhibit 4.7 to the Quarterly Report on Form 10-Q filed July 31, 2020 is incorporated by reference.

10.1	Form of Subordinated Note Purchase Agreement dated July 21, 2020 by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 24, 2020 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

October 30, 2020	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

October 30, 2020	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer