Form 10-K
period 2020-12-31
LIMESTONE BANCORP, INC.
filed 2021-02-26
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-33033

LIMESTONE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Kentucky	61-1142247
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Eastpoint Parkway, Louisville, Kentucky	40223
(Address of principal executive offices)	(Zip Code)

(502) 499-4800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares	LMST	The Nasdaq Stock Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2020, was $68,641,698 based upon the last sales price reported (for purposes of this calculation, the market value of non-voting common shares was based on the market value of the common shares into which they are convertible upon transfer).

6,594,499 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 19, 2021 are incorporated by reference into Part III of this Form 10-K.

PART I

As used in this report, references to “the Company,” “we,” “our,” “us,” and similar terms refer to the consolidated entity consisting of Limestone Bancorp, Inc. and its wholly-owned subsidiary, Limestone Bank, Inc., which is referred to in this report as “the Bank.”

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

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to:

●	the impact and duration of the novel coronavirus disease 2019 (“COVID-19”) pandemic and national, state and local emergency conditions the pandemic has produced;

●	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

●	changes in the interest rate environment, which may reduce the Company’s margins or impact the value of securities, loans, deposits and other financial instruments;

●	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

●

general economic or business conditions, either nationally, regionally or locally in the communities the Bank serves, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

●	the results of regulatory examinations;

●	any matter that would cause the Bank to conclude that there was impairment of any asset, including intangible assets;

●	the continued service of key management personnel, the Company’s ability to attract, motivate and retain qualified employees;

●

factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of the Company’s competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully

●	inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions;

●	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

●	future acquisitions, integrations and performance of acquired businesses; and

●	fiscal and governmental policies of the United States federal government.

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

Item 1.         Business

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of December 31, 2020, the Company had total assets of $1.31 billion, total loans of $962.1 million, total deposits of $1.12 billion and stockholders’ equity of $116.0 million.

Website Access to Reports

The Company files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on the Company’s web site at http://www.limestonebank.com after they are electronically filed with the SEC.

Markets

The Bank operates in markets that include the four largest cities in Kentucky – Louisville, Lexington, Bowling Green and Owensboro – and in other communities along the I-65, Western Kentucky Parkway, and Natcher Parkway corridors.

■

Louisville/Jefferson, Bullitt and Henry Counties: The Company’s headquarters are in Louisville, the largest city in Kentucky. The Bank also has banking offices in Bullitt County, south of Louisville, and Henry County, east of Louisville. The Company’s banking offices in these counties also serve the contiguous counties of Spencer, Shelby and Oldham to the east and northeast of Louisville. The area’s major employers are diversified across many industries and include the Worldport air hub for United Parcel Service (“UPS”), two Ford assembly plants, Humana, Norton Healthcare, the University of Louisville, Brown-Forman, Churchill Downs, YUM! Brands, and Texas Roadhouse.

■

Lexington/Fayette County: Lexington, located in Fayette County, is the second largest city in Kentucky. Lexington is the financial, educational, retail, healthcare and cultural hub for Central and Eastern Kentucky. It is known worldwide for its horse farms and Keeneland Race Track, and proudly boasts of itself as “The Horse Capital of the World”. It is also the home of the University of Kentucky and Transylvania University. The area’s major employers include Toyota, Xerox, Lexmark, and Valvoline.

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

■

Owensboro/Daviess County: Owensboro, located on the banks of the Ohio River, is Kentucky’s fourth largest city. The city is called a festival city, with over 20 annual community celebrations that attract visitors from around the world, including its world famous Bar-B-Q Festival which attracts over 80,000 visitors. It is an industrial, medical, retail and cultural hub for Western Kentucky. The area employers include Owensboro Medical System, US Bank Home Mortgage, Titan Contracting, Specialty Food Group, and Toyotetsu.

■

South Central Kentucky: South of the Louisville metropolitan area, the Bank has banking offices in Butler, Edmonson, Green, Hardin, Hart, and Ohio Counties. This region includes stable community markets comprised primarily of agricultural and service-based businesses. Each of the Company’s banking offices in these markets has a stable customer and core deposit base.

Products and Services

The Bank meets its customers’ banking needs with a broad range of financial products and services. Its lending services include real estate, commercial, mortgage, agriculture and equine, and consumer loans to those in its communities and to small to medium-sized businesses, the owners and employees of those businesses, as well as other executives and professionals. Lending operations are complemented with an array of retail and commercial deposit products. In addition, the Bank offers customers drive-through banking facilities, curbside banking services, automatic teller machines, night depository, personalized checks, credit cards, debit cards, internet banking, mobile banking, curbside banking, treasury management services, remote deposit services, electronic funds transfers through ACH services, domestic and foreign wire transfers, cash management and vault services, and loan and deposit sweep accounts.

Human Capital Resources

At December 31, 2020, the Company had 219 full-time equivalent employees and a total of 226 employees (“team members”). The Bank’s team members are instrumental in building, maintaining, and servicing the customer relationships that make the community banking model a success. The Bank strives to attract and retain a well-qualified, enthusiastic workforce by offering competitive compensation packages, comprehensive benefits, training, and opportunities for professional development and advancement. Team members are held accountable to the Bank’s core values, which are:

●	Commitment to honesty and integrity;

●	Commitment to have a positive and constructive attitude;

●	Commitment to be a team player;

●	Commitment to conduct oneself in a professional manner; and

●	Commitment to celebrate successes.

The Company’s team members are not subject to a collective bargaining agreement, and management considers the Company’s relationship with its team members to be good. The Bank was recognized as one of the “Best Places to Work in Kentucky” in 2014, 2015, 2016, 2017, 2018, and 2020.

Acquisitions

On November 15, 2019, the Bank completed the acquisition of four branch banking centers located in the Kentucky cities of Elizabethtown, Frankfort, and Owensboro. The purchase included approximately $126.8 million in performing loans and $1.5 million in premises and equipment, as well as approximately $131.8 million in customer deposits. This acquisition has allowed the Bank to further optimize its branch footprint regionally and to better serve customers in Daviess, Hardin, and Franklin counties.

Competition

The banking business is highly competitive, and the Bank experiences competition from a number of other financial institutions and non-bank financial competitors, many of whom may not be subject to the same extensive regulatory regime as the Bank. Competition is based upon relationships, the quality and scope of services levels, interest rates offered on deposit accounts, interest rates charged on loans, other credit and service charges relating to loans, the convenience of banking facilities, the availability of technology channels, and, in the case of loans to commercial borrowers, relative lending limits. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, farm credit organizations, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as super-regional, national, and international financial institutions that operate offices within the Company’s market area and beyond.

Supervision and Regulation

Bank and Holding Company Laws, Rules and Regulations. The Company and the Bank are subject to an extensive system of the laws, rules, and regulations that are intended primarily for the protection of customers, the Deposit Insurance Fund (DIF), and the banking system in general and not for the protection of shareholders and creditors. These laws and regulations govern areas such as capital, permissible activities, allowance for loan and lease losses, loans and investments, interest rates that can be charged on loans, and consumer protection communications and disclosures. Certain elements of selected laws, rules, and regulations are described in the sections that follow. These descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the laws, rules, and regulations.

Limestone Bancorp. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). As such, the Company must file with the Federal Reserve Board annual and quarterly reports and other information regarding the Company’s business operations and the business operations of the Company’s subsidiaries. The Company is also subject to examination by the Federal Reserve Board and to operational guidelines established by the Federal Reserve Board. The Company is subject to the Bank Holding Company Act and other federal laws on the types of activities in which it may engage, and to other supervisory requirements, including regulatory enforcement actions for violations of laws and regulations.

Acquisitions. As a bank holding company, the Company must obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of more than 5% of any class of voting stock or all or substantially all of the assets of a bank, before merging or consolidating with any other bank holding company, and before engaging, or acquiring a company that is not a bank and is engaged in certain non-banking activities. For any acquisition transaction structured as a merger of the Bank, the approval of the Federal Deposit Insurance Corporation (“FDIC”) and the Kentucky Department of Financial Institutions (“KDFI”) would be required.

The Bank Holding Company Act and the Change in Bank Control Act prohibit a person or group of persons from acquiring “control” of a bank holding company without notifying the Federal Reserve Board in advance and obtaining the Federal Reserve Board’s approval of, or non-objection to, the proposed transaction. The Federal Reserve Board has established a rebuttable presumptive standard that the acquisition of 10% or more of any class of voting securities of a bank holding company that has registered securities under Section 12 of the Securities Exchange Act of 1934 (such as the Company) constitutes an acquisition of control of the bank holding company for purposes of the Change in Bank Control Act. An acquisition of 25% of any class of voting securities of a bank holding company will conclusively be deemed to be an acquisition of control under the Change in Bank Control Act.

Permissible Activities. The Company is generally permitted under the Bank Holding Company Act to own up to 5% of the voting shares of a company and, subject to the receipt of any required approval by the Federal Reserve Board, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any bank, bank holding company or company engaged in any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.

Under current federal law, a bank holding company may elect to become a financial holding company, which enables the holding company to conduct activities that are “financial in nature,” incidental to financial activity, or complementary to financial activity that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Activities that are “financial in nature” include securities underwriting, dealing and market making in securities; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No prior regulatory approval or notice is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has not filed an election to become a financial holding company.

Source of Financial Strength. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to, and to commit resources to support, its bank subsidiaries. This support may be required at times when, absent such a policy, the bank holding company may not be inclined to provide it. In addition, any capital loans by the bank holding company to its bank subsidiaries are subordinate in right of payment to depositors and to certain other indebtedness of the bank subsidiary. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of subsidiary banks will be assumed by the bankruptcy trustee and entitled to a priority of payment. The Federal Reserve’s “Source of Financial Strength” policy was codified in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”).

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

The Company is a legal entity separate and distinct from the Bank. Historically, the majority of the Company’s revenue has been from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Bank is prohibited from paying any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized, and it must maintain a sufficient capital conservation buffer under the capital adequacy guidelines in order to avoid limitations on dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings. A bank holding company may still declare and pay a dividend if it does not have current operating earnings if the bank holding company expects profits for the entire year and the bank holding company obtains the prior consent of the Federal Reserve.

Under Kentucky law, dividends by Kentucky banks may be paid only from current or retained net profits. The KDFI must approve the declaration of dividends if the total dividends to be declared by a bank for any calendar year would exceed the bank’s total net profits for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus or a fund for the retirement of preferred stock or debt. Additionally, retained earnings must be positive. The Company is also subject to the Kentucky Business Corporation Act, which generally prohibits dividends to the extent they result in the insolvency of the corporation from a balance sheet perspective or if the corporation is unable to pay its debts as they come due. The Bank did not pay any dividends in 2020 or 2019. The Bank has negative retained earnings of $9.0 million at December 31, 2020 and, as such, cannot pay dividends without prior regulatory approval until retained earnings are restored through profits.

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

The minimum capital level requirements applicable to the Company and the Bank are  a common equity Tier 1 capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8%, and a Tier 1 leverage ratio of 4% for all institutions. The rules also require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Including this buffer, the required ratios are: a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%.

An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible capital that can be utilized for such actions.

Under the capital rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital may consist of subordinated debt, certain hybrid capital instruments, qualifying preferred stock, and a limited amount of the allowance for loan losses. Proceeds of trust preferred securities are excluded from Tier 1 capital unless issued before 2010 by an institution with less than $15 billion of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

Prompt Corrective Action. Pursuant to the Federal Deposit Insurance Act (“FDIA”), the FDIC must take prompt corrective action to resolve the problems of undercapitalized institutions. FDIC regulations define the levels at which an insured institution would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. The degree of regulatory scrutiny increases and the permissible activities of a bank decrease as the bank moves downward through the capital categories. Depending on a bank’s level of capital, an institution may be required to submit a capital restoration plan, and its holding company must guarantee compliance with the capital restoration plan up to 5% of the institution’s assets at the time it became undercapitalized.

Deposit Insurance Assessments. The deposits of the Bank are insured by the Deposit Insurance Fund (“DIF”) of the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance premium assessments of the DIF. The FDIC imposes a risk-based deposit premium assessment system, which calculates a bank’s premium assessment by multiplying its risk-based assessment rate by its assessment base. As required by the Dodd-Frank Act, a bank’s assessment base is determined by its consolidated total assets less average tangible equity rather than deposits.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, but the regulations have not been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which the Company may structure compensation for its executives.

In June 2010, the Federal Reserve, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies of banking organizations intended to ensure that these policies do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, discussed above.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions.

Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Branching. Kentucky law permits Kentucky chartered banks to establish a banking office in any county in Kentucky. A Kentucky bank may also establish a banking office outside of Kentucky. Well capitalized Kentucky banks that have been in operation at least three years and satisfy certain criteria relating to, among other things, their composite and management ratings, may establish a banking office in Kentucky without the approval of the KDFI upon notice to the KDFI and any other state bank with its main office located in the county where the new banking office will be located. Otherwise, branching requires the approval of the KDFI, which must ascertain and determine that the public convenience and advantage will be served and promoted and that there is reasonable probability of the successful operation of the banking office. The transaction must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community, and consistency with corporate powers.

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
●

Equal Credit Opportunity Act and Regulation B, and the Fair Housing Act, prohibiting discrimination on the basis of race, religion, national origin, sex, and a variety of other prohibited factors in the extension of credit;

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

●

Electronic Funds Transfer Act and Regulation E, establishing rights, liabilities, and responsibilities of participants in electronic fund transfer systems such as automated teller machine transfers, telephone bill-payment services, point-of-sale (POS) terminal transfers in stores, and preauthorized transfers from or to a consumer's account; and

●

Automated Overdraft Payment Regulations, requiring financial institutions to provide customer notices, monitor overdraft payment programs, and prohibiting financial institutions from charging consumer fees for paying overdrafts on automated teller machine and one time debit card transactions unless a consumer consents, or opts in to the service for those types of transactions.

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. As a bank with less than $10 billion or more in assets, the Bank is subject to rules promulgated by the CFPB, but continues to be examined and supervised by the FDIC, its federal banking regulator for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive acts or practices in connection with the offering of consumer financial products. The CFPB has established certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Economic Growth, Regulatory Relief and Consumer Protection Act created a qualified mortgage safe harbor for eligible loans that are originated and retained by a bank with total assets of less than $10 billion.

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

Privacy. Federal law currently contains extensive customer privacy protection provisions. Under these provisions, the Bank must provide to its customers, at the inception of the customer relationship and annually thereafter, its policies and procedures regarding the handling of customers’ nonpublic personal financial information. Except for certain limited exceptions, the Bank may not provide such personal information to unaffiliated third parties unless it discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires the FDIC to assess the Company’s record in meeting the credit needs of the communities the Bank serves, including low- and moderate-income neighborhoods and persons. The FDIC’s assessment of the Company’s record is made available to the public. The assessment also is part of the Federal Reserve Board’s and the FDIC’s consideration of applications to acquire, merge or consolidate with another banking institution or its holding company, to establish a new banking office or to relocate an office.

Bank Secrecy Act. The Bank Secrecy Act of 1970 (“BSA”) was enacted to deter money laundering, establish regulatory reporting standards for currency transactions, and improve detection and investigation of criminal, tax, and other regulatory violations. BSA and subsequent laws and regulations require steps to be taken to prevent the use of the Bank in the flow of illegal or illicit money, including, without limitation, ensuring effective management oversight, establishing sound policies and procedures, developing effective monitoring and reporting capabilities, ensuring adequate training, and establishing a comprehensive internal audit of BSA compliance activities. Rules issued under the BSA require the Bank to identify the beneficial owners who own or control certain legal entity customers at the time an account is opened and to include in its anti-money laundering program risk-based procedures for conducting ongoing customer due diligence.

USA Patriot Act. The USA Patriot Act of 2001 (the “Patriot Act”) contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The Patriot Act requires financial institutions to implement policies and procedures to combat money laundering and the financing of terrorism. This includes standards for verifying customer identification at account opening, as well as rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. It grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on the operations of financial institutions. In addition, the Patriot Act requires the federal bank regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

The Dodd-Frank Act. The Dodd-Frank Act imposed new restrictions and requirements and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. The implementation of the Dodd-Frank Act has resulted in greater compliance costs and higher fees paid to regulators. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 provided some regulatory relief to banking organizations, primarily small, community banking organizations, by adjusting thresholds at which certain increased regulatory requirements imposed under the Dodd-Frank Act begin to apply. As a result, traditional community banking organizations with assets of less than $10 billion, such as the Company, are exempt from the Volker Rule under the Dodd-Frank Act, which places limits and restrictions on trading and hedging activities. In addition, community banking organizations with assets of less than $10 billion are now subject to reduced reporting requirements and, effective January 1, 2020, an optional simplified capital adequacy measure is available to those that have a leverage ratio greater than 9%. The Bank has not elected to use this optional capital adequacy measure.

Effect on Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and bank subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the Company’s business and earnings and those of the Company’s subsidiaries cannot be predicted.

Legislative and Regulatory Initiatives. From time to time various laws, regulations, and governmental programs affecting financial institutions and the financial industry are introduced in Congress or otherwise promulgated by regulatory agencies. Such measures may change the environment in which the Company and its subsidiaries operate in substantial and unpredictable ways. The nature and extent of future legislative, regulatory, or other changes affecting financial institutions are unpredictable at this time. Future legislation, policies, and the effects thereof might have a significant influence on overall growth and distribution of loans, investments, and deposits. They also may affect interest rates charged on loans or paid on time and savings deposits. New legislation and policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Item 1A. Risk Factors

FACTORS THAT MAY AFFECT FUTURE RESULTS

An investment in the Company’s common stock is subject to certain risks, which are particular to the Company, as well as the industry and markets in which the Company operates. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this filing. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially and adversely affect its business, financial condition, and results of operations in the future. The value or market price of the Company’s common stock could decline due to any of these identified or other risks, and an investor could lose all or part of their investment.

There are factors, many beyond the Company’s control, which may significantly change the results or expectations of the Company. Some of these factors are described below, however, many are described in the other sections of this Annual Report on Form 10-K.

Pandemic

The COVID-19 pandemic creates significant risks and uncertainties for the Company’s business.

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including those in markets in which the Company is located or does business.

As a result, the demand for the Company’s products and services has been, and will continue to be, significantly impacted. Furthermore, the pandemic could influence the recognition of credit losses in the Company’s loan portfolio and increase its allowance for loan losses as both businesses and consumers are negatively impacted by the economic downturn. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect the Company’s results of operations and financial condition. The business operations of the Bank may also be disrupted if significant portions of its workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic, travel restrictions, technology limitations, and/or disruptions. Furthermore, the business operations of the Company and Bank have been, and may again in the future be, disrupted due to vendors and third-party service providers being unable to work or provide services effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.

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

Bank Lending, Allowance for Loan Losses and Other Real Estate Owned

The Company’s business may be adversely affected by conditions in the financial markets and by economic conditions generally.

Weakness in business and economic conditions generally or specifically in the Company’s markets may have one or more of the following adverse effects on the Company’s business:

●	A decrease in the demand for loans and other products and services the Bank offers;
●	A decrease in the value of collateral securing the Bank’s loans; and
●	An increase in the number of customers who become delinquent, file for protection under bankruptcy laws, or default on their loans.

Adverse conditions in the general business environment have had an adverse effect on the Company’s business in the past. Certain economic indicators, such as real estate asset values, rents, and unemployment, may vary between geographic markets. These economic indicators typically affect the real estate and financial services industries, in which the Bank has a significant number of customers, more significantly than other economic sectors. Furthermore, the Bank has a substantial lending business that depends upon the ability of borrowers to make debt service payments on loans. Should economic conditions experience stress, the Company’s business, financial condition, or results of operations could be adversely affected.

The Bank’s profitability depends significantly on local economic conditions.

Most of the Bank’s business activities are conducted in Kentucky and contiguous states with most of its credit exposure is in that region. The Bank is at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities, and natural disasters. To the extent the economy weakens, delinquency rates, foreclosures, bankruptcies, and losses in the Bank’s loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values have had in the past and may in the future to have a negative impact on the Bank’s business, financial condition, results of operations, and future prospects.

Small to medium-sized business portfolio may have fewer resources to weather a downturn in the economy.

The loan portfolio includes loans to small and medium-sized businesses and other commercial enterprises. Small and medium-sized businesses frequently have smaller market shares than their competitors, may be more vulnerable to economic downturns, often need additional capital to expand or compete, and may experience variations in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay the loan. A continued economic downturn may have a more pronounced negative impact on the target market, causing the Bank to incur substantial credit losses that could materially harm operating results.

The Bank’s decisions regarding credit risk may not be accurate, and its allowance for loan losses may not be sufficient to cover actual losses, which could adversely affect its business, financial condition, and results of operations.

The Bank maintains an allowance for loan losses at a level management believes is adequate to absorb probable incurred losses in the loan portfolio based on historical loan loss experience, economic and environmental factors, specific problem loans, value of underlying collateral, and other relevant factors. If management’s assessment of these factors is ultimately inaccurate, the allowance may not be sufficient to cover actual future loan losses, which would adversely affect operating results. Management’s estimates are subjective, and their accuracy depends on the outcome of future events. Changes in economic, operating, and other conditions that are generally beyond the Bank’s control could cause actual loan losses to increase significantly. In addition, bank regulatory agencies, as an integral part of their supervisory functions, periodically review the adequacy of the allowance for loan losses. Regulatory agencies may require an increase in provision for loan losses or to recognize additional loan charge-offs when their judgment differs. Any of these events could have a material negative impact on operating results.

Levels of classified loans and non-performing assets may increase in the future if economic conditions cause borrowers to default. Furthermore, the value of the collateral underlying a given loan, and the realizable value of such collateral in a foreclosure sale, may decline, making it less likely to realize a full recovery if a borrower defaults on a loan. Any increases in the level of non-performing assets, loan charge-offs or provision for loan losses, or the inability to realize the estimated net value of underlying collateral in the event of a loan default, could negatively affect the Bank’s business, financial condition, results of operations, and the trading price of the Company’s common shares.

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

Approximately 70.7% of the Bank’s loan portfolio as of December 31, 2020, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in the Company’s markets. Persistent weakness in the real estate market could significantly impair the value of loan collateral and the ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that management would be required to increase the Bank’s allowance for loan losses. If during a period of depressed real estate values, management was required to liquidate the collateral securing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce the Bank’s profitability and adversely affect its financial condition.

The Bank offers real estate construction and development loans, which carry a higher degree of risk than other real estate loans.

Approximately 9.7% of the Company’s loan portfolio as of December 31, 2020 consisted of real estate construction and development loans, up from 7.0% at December 31, 2019 and down from 11.4% at December 31, 2018. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If the Bank is forced to foreclose on a project prior to its completion, it may not be able to recover the entire unpaid portion of the loan or it may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect profitability and financial condition.

The CECL accounting standard will result in a significant change in how the Company recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. Whereas the incurred loss model delays recognition of loss on financial instruments until it is probable a loss has occurred, the expected loss model will recognize a loss at the time the loan is first added to the balance sheet. As result of this differing methodology, the Company expects adoption of the CECL model will materially affect the determination of the allowance and could require a significant increase to the allowance. Any material increase to the required level of loan loss allowance could adversely affect the Company’s business, financial condition, and results of operations. The CECL standard will become effective for the Company for fiscal years beginning January 1, 2023. See Note 1, “New Accounting Standards” for discussion regarding the standard. Adoption will likely result in a one-time cumulative-effect adjustment to the allowance and stockholders’ equity. Interagency guidance issued in December 2018 allows for a three-year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

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

In response to market conditions and other economic factors, management may utilize alternative sale strategies other than orderly disposition as part of the Bank’s OREO disposition strategy, such as auctions or bulk sales. In this event, as a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of OREO properties. In addition, the disposition of OREO through alternative sales strategies could impact the fair value of comparable OREO properties remaining in the portfolio. Generally, state regulatory requirements limit the period a Bank is permitted to hold OREO to ten years. All OREO properties held by the Bank at December 31, 2020 are currently under contract for sale.

Interest Rates, Asset-Liability Management, Liquidity, and Common Stock

Profitability is vulnerable to fluctuations in interest rates.

Changes in interest rates could harm financial condition or results of operations. The results of operations depend substantially on net interest income, the difference between interest earned on interest-earning assets (such as investments and loans) and interest paid on interest-bearing liabilities (such as deposits and borrowings). Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic or international economic or political conditions. Factors beyond the Company’s control, such as inflation, recession, unemployment, and money supply may also affect interest rates. If, as a result of decreasing interest rates, interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period, net interest income may decrease. Likewise, net interest income may decrease if interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period as a result of increasing interest rates.

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

The planned phasing out of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Company.

The LIBOR is the reference rate used for many transactions, including lending and borrowing, as well as the derivatives that may be used to manage risk related to such transactions. LIBOR will cease to exist as a published rate after 2021. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants such as the Company. As of December 31, 2020, the Company had approximately $138.5 million in variable rate loans with interest rates tied to LIBOR, of which approximately $121.5 million have maturity dates beyond December 31, 2021.

The Federal Reserve Bank, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate (SOFR). All loan contracts extending beyond 2021 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted.

Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact the Company’s business, financial condition, and results of operations. Uncertainty regarding LIBOR and the taking of discretionary actions or negotiations of fall-back provisions could result in pricing volatility, adverse tax or accounting impacts, or additional compliance, legal and operational costs.

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

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow, from which it would fund any dividends paid to shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to the Company, and regulations of the Federal Reserve govern the ability to pay dividends or make other distributions to shareholders. Since the Bank will not be in a position to pay dividends to the Company without prior regulatory approval until retained earnings are positive, cash inflows for the Company are limited to proceeds from common stock, preferred stock, or debt issuances. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

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

Deferred Tax Assets

The Company may not be able to realize the value of its deferred tax assets.

Due to losses in prior years, the Company has a net operating loss carry-forward of $22.0 million, credit carry-forwards of $208,000, and other net deferred tax assets of $3.5 million. In order to realize the benefit of these tax losses, credits, and deductions, the Company must generate substantial taxable income in future periods. Deferred tax assets are calculated using a federal corporate tax rate of 21%. Changes in tax laws and rates may affect deferred tax assets in the future. If higher federal corporate tax rates are enacted, net deferred tax assets would be increased commensurate with the rate increase. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets.

Acquisitions

Acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

The Company regularly explores opportunities to acquire banks, branches, financial institutions, or other financial services businesses or assets. The Company cannot predict the number, size, or timing of acquisitions. Difficulty in integrating an acquired business or company may cause the Company not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from the acquisition. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of the Company’s business or the business of the acquired company, or otherwise adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected. The Company may also issue equity securities in connection with acquisitions, which could cause ownership and economic dilution to current shareholders.

Litigation

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

Deposit Insurance Expense

FDIC deposit insurance premiums and assessments can impact non-interest expense.

The Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, the Bank is subject to FDIC deposit insurance premiums and assessments. FDIC assessments for deposit insurance are based on the average total consolidated assets of the insured institution during the assessment period, less the average tangible equity of the institution during the assessment period. Any increase in assessment rates may adversely affect the Bank’s business, financial condition, or results of operations.

Competition, Management

The Bank faces strong competition from other financial institutions and financial service companies, which could adversely affect the results of operations and financial condition.

The Bank competes with other financial institutions in attracting deposits and making loans. The competition in attracting deposits comes principally from other commercial banks, credit unions, savings and loan associations, securities brokerage firms, insurance companies, money market funds, and other mutual funds. The competition in making loans comes principally from other commercial banks, credit unions, farm credit associations, savings and loan associations, mortgage banking firms, and consumer finance companies. In addition, competition for business in the Louisville and Lexington metropolitan areas has grown in recent years as changes in banking law have allowed banks to enter those markets by establishing new branches.

Competition in the banking industry may also limit the ability to attract and retain banking clients. The Bank maintains smaller staffs of associates and have fewer financial and other resources than larger institutions with which it competes. Financial institutions that have far greater resources and greater efficiencies than the Bank may have several marketplace advantages resulting from their ability to:

●	offer higher interest rates on deposits and lower interest rates on loans than the Bank can;
●	offer a broader range of services than the Bank does;
●	maintain more branch locations than the Bank does; and
●	mount extensive promotional and advertising campaigns.

In addition, banks and other financial institutions with larger capitalization and other financial intermediaries may not be subject to the same regulatory restrictions and may have larger lending limits. Some of the Company’s current commercial banking clients may seek alternative banking sources as they develop needs for credit facilities larger than the Bank can accommodate. If the Bank is unable to attract and retain customers, it may not be able to maintain growth and the results of operations and financial condition may otherwise be negatively impacted.

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

Accounting Estimates, Internal Controls, Cybersecurity

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

Certain accounting policies require management to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These accounting policies include the valuation of securities, allowance for loan losses, valuation of OREO, and valuation of net deferred income tax asset. Because of the uncertainty of estimates involved in these matters, the Company may be required, among other things, to recognize other-than-temporary impairment on securities, significantly increase the allowance for credit losses, sustain credit losses that are higher than the reserve provided, recognize impairment on OREO, or permanently impair deferred tax assets.

While management continually monitors and improves the system of internal controls, data processing systems, and corporate wide processes and procedures, the Company may suffer losses from operational risk in the future.

Management maintains internal operational controls and has invested in technology to help process large volumes of transactions. However, the Company may not be able to continue processing at the same or higher levels of transactions. If systems of internal controls should fail to work as expected, if systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

The Company processes large volumes of transactions on a daily basis exposing it to numerous types of operational risk, which could cause it to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of the company, the execution of unauthorized transactions by employees, errors relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards.

The Company establishes and maintains systems of internal operational controls that provide management with timely and accurate information about its level of operational risk. While not foolproof, these systems have been designed to manage operational risk at appropriate, cost effective levels. The Company has also established procedures that are designed to ensure policies relating to conduct, ethics and business practices are followed. Nevertheless, the Company experiences loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.

Information systems may experience an interruption or security breach.

Failure in or breach of operational or security systems or infrastructure, or those of third party vendors and other service providers, including as a result of cyber-attacks, could disrupt the Bank’s businesses, result in the disclosure or misuse of confidential or proprietary information, damage its reputation, increase costs, and cause losses. As a financial institution, the Bank depends on its ability to process, record, and monitor a large number of customer transactions on a continuous basis. As customer, public and regulatory expectations regarding operational and information security have increased, operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond the Bank’s control. For example, there could be sudden increases in customer transaction volume, electrical or telecommunications outages, natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics, events arising from local or larger scale political or social matters, including terrorist acts, and, as described below, cyber-attacks. Although the Bank has business continuity plans and other safeguards in place, its business operations may be adversely affected by significant and widespread disruption to its physical infrastructure or operating systems that support its businesses and customers.

Information security risks for financial institutions have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties. As noted above, the Bank’s operations rely on the secure processing, transmission, and storage of confidential information in its computer systems and networks. In addition, to access the Bank’s products and services, its customers may use personal smartphones, tablet PC’s, and other mobile devices that are beyond its control systems. Although the Bank believes it has appropriate information security procedures and controls, its technologies, systems, networks, and its customers’ devices may become the target of cyber-attacks or information security breaches. These events could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of the Bank’s customers’ confidential, proprietary, and other information or that of its customers, or otherwise disrupt the business operations of the Bank, its customers, or other third parties.

Third parties with which the Bank does business or that facilitate its business activities could also be sources of operational and information security risk to the Bank, including from breakdowns or failures of their own systems or capacity constraints. Although to date the Bank has not experienced any material losses relating to cyber-attacks or other information security breaches, the Bank can give no assurance that it will not suffer such losses in the future. Risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the prevalence of Internet and mobile banking. As cyber threats continue to evolve, the Bank may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support the Bank’s businesses and customers, or cyber-attacks or security breaches of the networks, systems, or devices that the Bank’s customers use to access its products and services could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect the Bank’s business, results of operations, or financial condition.

Bank Regulation

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect financial performance and ability to implement growth and operating strategies.

The Company is subject to examination, supervision, and comprehensive regulation by federal and state regulatory agencies, as described under “Item 1 – Business-Supervision and Regulation.” Regulatory oversight of banks is primarily intended to protect depositors, the federal deposit insurance funds, and the banking system as a whole, and not shareholders. Compliance with these regulations is costly and may make it more difficult to operate profitably.

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, the acquisition of other banks, and the establishment of new banking offices. The Company must also meet specific regulatory capital requirements. Failure to comply with these laws, regulations, and policies or to maintain required capital could affect the ability to pay dividends on common shares, the ability to grow through the development of new offices, make acquisitions, and remain independent. These limitations may prevent the Company from successfully implementing growth and operating strategies.

In addition, the laws and regulations applicable to banks could change at any time, which could significantly impact the Company’s business and profitability. For example, new legislation or regulation could limit the manner in which the Company may conduct its business, including its ability to attract deposits and make loans. Events that may not have a direct impact on us, such as the bankruptcy or insolvency of a prominent U.S. corporation, can cause legislators and banking regulators and other agencies such as the Consumer Financial Protection Bureau, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities to respond by adopting and or proposing substantive revisions to laws, regulations, rules, standards, policies, and interpretations. The nature, extent, and timing of the adoption of significant new laws and regulations, or changes in or repeal of existing laws and regulations may have a material impact on the Company’s business and results of operations. Changes in regulation may cause the Company to devote substantial additional financial resources and management time to compliance, which may negatively affect operating results.

Changes in banking laws could have a material adverse effect.

The Bank is subject to changes in federal and state laws as well as changes in banking and credit regulations, and governmental economic and monetary policies. Management cannot predict whether any of these changes could adversely and materially affect us. The current regulatory environment for financial institutions entails significant potential increases in compliance requirements and associated costs. Federal and state banking regulators also possess broad powers to take supervisory actions as they deem appropriate. These supervisory actions may result in higher capital requirements, higher insurance premiums, and limitations on the Bank’s activities that could have a material adverse effect on its business and profitability.

Item 1B.         Unresolved Staff Comments

Not applicable.

Item 2.         Properties

The Bank operates 20 banking offices in Kentucky. The following table shows the location, square footage, and ownership of each property. Management believes that each of these locations is adequately insured. Support operations are located at the main office in Louisville and in Canmer.

Markets	Square Footage	Owned/Leased
Frankfort/Franklin County
Frankfort Office: 100 Highway 676, Frankfort	3,000	Leased

Elizabethtown/Hardin County
Elizabethtown Office: 1690 Ring Road, Suite 100, Elizabethtown	4,000	Leased

Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 646 Elm Street, Eminence	1,500	Owned
Hillview Office: 6890 North Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned

Lexington/Fayette County
Lexington Office: 2424 Harrodsburg Road, Suite 100, Lexington	8,500	Leased
City Center Office: 130 West Main Street, Lexington	2,400	Leased

South Central Kentucky
Brownsville Office: 113 East Main Cross Street, Brownsville	8,500	Owned
Greensburg Office: 202 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 201 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West G.L. Smith Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned

Owensboro/Daviess County
Owensboro Frederica Office: 3500 Frederica Street, Owensboro	5,000	Owned
Owensboro Villa Point: 3332 Villa Point Drive, Owensboro	2,000	Leased

Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 2708 North Jackson Highway, Canmer	3,500	Owned

Other Properties - Held for Sale
Office Building: 701 Columbia Avenue, Glasgow	20,000	Owned
Owensboro Office: 1819 Frederica Street, Owensboro	3,000	Owned

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

As of January 31, 2021, the Company’s common shares were held by approximately 1,384 shareholders, including 330 shareholders of record and approximately 1,054 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees, and the Company’s non-voting common shares were held by one holder.

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

Purchase of Equity Securities by Issuer

During the fourth quarter of 2020, the Company did not repurchase any of its common shares, which is its only registered class of equity securities.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	262,374
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	262,374

At December 31, 2020, 262,374 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan.

Item 6.         Selected Financial Data

The following table summarizes the Company’s selected historical consolidated financial data from 2016 to 2020. You should read this information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2020	2019	2018	2017	2016
Income Statement Data:
Interest income	$50,753	$49,584	$43,461	$37,522	$35,602
Interest expense	10,152	14,234	9,790	6,405	5,981
Net interest income	40,601	35,350	33,671	31,117	29,621
Provision (negative provision) for loan losses	4,400	—	(500)	(800)	(2,450)
Non-interest income	6,844	5,918	5,779	5,404	5,218
Non-interest expense (1)	32,416	30,270	29,126	30,767	40,021
Income (loss) before income taxes	10,629	10,998	10,824	6,554	(2,732)
Income tax expense (benefit) (2)	1,624	480	2,030	(31,899)	21
Net income (loss)	9,005	10,518	8,794	38,453	(2,753)
Less:
Earnings (loss) allocated to participating securities	68	106	144	967	(88)
Net income (loss) attributable to common	$8,937	$10,412	$8,650	$37,486	$(2,665)

Common Share Data: (3)
Basic earnings (loss) per common share	$1.20	$1.41	$1.23	$6.15	$(0.46)
Diluted earnings (loss) per common share	1.20	1.41	1.23	6.15	(0.46)
Cash dividends declared per common share	—	—	—	—	—
Book value per common share	15.47	14.15	12.34	11.17	4.81
Tangible book value per common share (4)	14.34	12.98	12.34	11.17	4.79

Balance Sheet Data (at period end): (1)
Total assets	$1,312,302	$1,245,779	$1,069,692	$970,801	$945,177
Debt obligations:
FHLB advances	20,623	61,389	46,549	11,797	22,458
Junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Subordinated capital notes	25,000	17,000	—	2,250	3,150
Senior debt	—	5,000	10,000	10,000	—

Average Balance Data: (1)
Average assets	$1,294,934	$1,112,388	$1,026,310	$947,961	$929,140
Average loans	964,088	801,813	743,352	667,474	621,275
Average deposits	1,099,383	936,243	860,825	864,278	852,717
Average FHLB advances	34,101	35,038	43,363	9,184	2,967
Average junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Average subordinated capital notes	20,366	7,545	791	2,805	3,708
Average senior debt	2,896	7,781	10,000	5,068	—
Average stockholders’ equity	109,958	100,126	84,860	37,851	39,423

(1)

On November 15, 2019, the Company completed a four branch acquisition. The purchase included $126.8 million in performing loans and $1.5 million in premises and equipment, as well as $131.8 million in customer deposits. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

(2)

For 2020 and 2019, income tax expense benefitted from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $478,000 and $1.6 million for the years ended December 31, 2020 and 2019, respectively, or $0.06 per basic and diluted share, and $0.21 per basic and diluted share, respectively. Income tax expense for 2017 benefitted $54.0 million from the reversal of the deferred tax valuation allowance offset by $20.3 million of income tax expense related to the revaluation of the deferred tax asset to 21%.

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

	As of and for the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per share data)
Tangible Book Value Per Share

Common stockholder’s equity	$116,024	$105,750	$92,097	$69,902	$29,962
Less: Goodwill	6,252	6,252	—	—	—
Less: Intangible assets	2,244	2,500	—	—	140
Tangible common equity	107,528	96,998	92,097	69,902	29,822

Shares outstanding	7,498,865	7,471,975	7,462,720	6,259,864	6,224,533
Tangible book value per common share	$14.34	$12.98	$12.34	$11.17	$4.81
Book value per common share	15.47	14.15	12.34	11.17	4.79

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

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2020, the Company reported net income of $9.0 million compared with net income of $10.5 million for the year ended December 31, 2019 and net income of $8.8 million for the year ended December 31, 2018. Basic and diluted income per common share were $1.20 for the year ended December 31, 2020, compared with net income per common share of $1.41 for 2019, and net income per common share of $1.23 for 2018.

Net income before taxes was $10.6 million for the year ended December 31, 2020 compared to $11.0 million for the year ended December 31, 2019. Income tax expense was $1.6 million for 2020 and $480,000 for 2019. For 2020 and 2019, income tax expense benefitted from the establishment of a net deferred tax assets related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $478,000 and $1.6 million for the years ended December 31, 2020 and 2019, respectively, or $0.06 per basic and diluted common share, and $0.21 per basic and diluted common share, respectively. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax went into effect on January 1, 2021.

The following significant items are of note for the year ended December 31, 2020:

●

Loan growth outpaced paydowns during 2020. Average loans receivable increased approximately $162.3 million, or 20.2%, to $964.1 million for the year ended December 31, 2020, compared with $801.8 million for the year ended December 31, 2019. Loan interest income benefited from an increase in interest revenue volume of approximately $7.9 million, which was offset by a decrease in interest revenue of $5.0 million due to declining rates for the year ended December 31, 2020, compared with the year ended December 31, 2019. Average loans for 2020 were positively impacted by the branch purchase transaction on November 15, 2019, which included $126.8 million in loans at the time of purchase, along with loan growth during 2020 and 2019, as well as $42.4 million of loans originated under the SBA Paycheck Protection Program (“PPP”) in 2020. After forgiveness and paydowns, PPP loans declined to $20.3 million at December 31, 2020.

●

Net interest margin decreased four basis points to 3.36% for the year ended 2020 compared with 3.40% in the year ended December 31, 2019. The yield on earning assets decreased to 4.20% in 2020, compared to 4.76% in 2019. The yield on earning assets was negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, and loans with variable rate pricing features as the Federal Reserve lowered the federal funds target rate by 75 basis points in the latter half of 2019 and an additional 150 basis points in March 2020. The negative impact of falling rates was offset by $1.1 million in fees earned on PPP loans during 2020. The cost of interest-bearing liabilities decreased to 1.05% in 2020 from 1.66% in 2019 as a result of decreases in short-term interest rates during 2019 and 2020 and an improvement in deposit mix.

●

A provision for loan losses of $4.4 million was recorded in 2020, compared to no provision for loan losses in 2019. The 2020 loan loss provisions were attributable to the net loan charge-offs during the year, trends within the portfolio during the year, and primarily to changes in the economic and business environment attributable to COVID-19, the state and national emergencies that have been declared, and the resultant risk the pandemic poses for business disruptions for the Bank’s borrowers which may lead to credit quality deterioration. Net loan charge-offs were $333,000 for 2020, compared to net loan charge-offs of $504,000 for 2019 and net loan recoveries of $1.2 million for 2018.

●

In response to requests from borrowers who have been impacted by COVID-19 through business and cash flow interruption, the Bank made short-term loan modifications involving principal deferrals (interest only) and, in other cases, principal and interest deferrals. Deferrals were 16.6% of the total loan portfolio at June 30, 2020 and declined to 1.6% at December 31, 2020. See the table under the “COVID-19 Short-term Loan Concessions” section for detailed discussion.

●	The ratio of non-performing assets to total assets decreased to 0.30% at December 31, 2020, compared with 0.42% at December 31, 2019, and 0.60% at December 31, 2018.

●

The Bank made significant progress improving deposit mix throughout 2020. Deposits were $1.12 billion at December 31, 2020, compared with $1.03 billion at December 31, 2019. Non-interest bearing demand deposits increased $55.5 million, or 29.6%, to $243.0 million compared with $187.6 million at December 31, 2019. Interest checking accounts increased $44.6 million, or 30.5%, to $190.6 million at December 31, 2020, compared with $146.0 million at December 31, 2019. Money market accounts increased $14.9 million or 9.3% to $175.8 million compared with $160.8 million at December 31, 2019. Savings accounts increased $86.6 million to $142.6 million compared to $56.0 million at December 31, 2019. Certificate of deposit balances decreased $109.0 million, or 22.9%, to $367.6 million at December 31, 2020, from $476.5 million at December 31, 2019.

●

On July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes pursuant to the July 23, 2019 indenture under which the Company’s outstanding subordinated notes were previously issued. The Company used $5.0 million of the net proceeds from the offering to retire its senior secured debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

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

Allowance for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred credit losses existing in the loan portfolio. The Board of Directors evaluates the adequacy of the allowance for loan losses on a quarterly basis. Management evaluates the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is also available for any loan. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. Management develops allowance estimates based on actual loss experience adjusted for current economic conditions and trends. Allowance estimates are a prudent measurement of the risk in the loan portfolio applied to individual loans based on loan type. If the mix and amount of future charge-off percentages differ significantly from the assumptions used by management in making its determination, management may be required to materially increase its allowance for loan losses and provision for loan losses, which could adversely affect results.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2020 compared with 2019:

	For the Years Ended December 31,		Change from Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)
Gross interest income	$50,753	$49,584	$1,169	2.4%
Gross interest expense	10,152	14,234	(4,082)	(28.7)
Net interest income	40,601	35,350	5,251	14.9
Provision for loan losses	4,400	—	4,400	100.0
Non-interest income	6,849	5,923	926	15.6
Gains on sale of securities, net	(5)	(5)	—	—
Non-interest expense	32,416	30,270	2,146	7.1
Net income before taxes	10,629	10,998	(369)	(3.4)
Income tax expense	1,624	480	1,144	238.3
Net income	9,005	10,518	(1,513)	(14.4)

Net income of $9.0 million for the year ended December 31, 2020 decreased by $1.5 million from net income of $10.5 million for 2019. Income tax expense for 2020 and 2019 benefitted $478,000 and $1.6 million, respectively, from the establishment of a state net deferred tax asset related to the 2019 tax law enactments. The new laws eliminate the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax went into effect on January 1, 2021. A provision for loan losses of $4.4 million was recorded in 2020, compared to no provision for loan losses expense in 2019. The 2020 loan loss provision was attributable to the net loan charge-offs during the year, trends within the portfolio during the year, and primarily to changes in the economic and business environment attributable to COVID-19.

Non-interest income increased $926,000 during 2020. There was an increase of $938,000 in bank card interchange fees, primarily as a result of the deposit accounts acquired in the branch purchase transaction.

Non-interest expense increased $2.1 million during 2020 due primarily to an increase in salaries and employee benefits of $1.5 million, $666,000 in deposit account related expense, and $479,000 in occupancy expense. The Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction in November 2019. These increases were muted somewhat by efforts in 2020 to reduce FTEs from 248 at March 31, 2020 to 219 as of December 31, 2020 through attrition and workforce reduction. The increase in deposit account related expense and occupancy expense is the result of the branch purchase transaction.

The following table summarizes components of income and expense and the change in those components for 2019 compared with 2018:

	For the Years Ended December 31,		Change from Prior Period
	2019	2018	Amount	Percent
	(dollars in thousands)
Gross interest income	$49,584	$43,461	$6,123	14.1%
Gross interest expense	14,234	9,790	4,444	45.4
Net interest income	35,350	33,671	1,679	5.0
Provision (negative provision) for loan losses	—	(500)	500	(100.0)
Non-interest income	5,923	5,785	138	2.4
Gains on sale of securities, net	(5)	(6)	1	(16.7)
Non-interest expense	30,270	29,126	1,144	3.9
Net income before taxes	10,998	10,824	174	1.6
Income tax expense	480	2,030	(1,550)	(76.4)
Net income	10,518	8,794	1,724	19.6

Net income of $10.5 million for the year ended December 31, 2019 increased by $1.7 million from net income of $8.8 million for 2018. Income tax expense for 2019 benefitted $1.6 million from the establishment of a state net deferred tax asset related to the 2019 tax law enactments. The new laws eliminate the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax went into effect on January 1, 2021. Based upon historically strong trends in asset quality and management’s assessment of risk within the portfolio, the Company recorded no provision for loan losses expense in 2019, compared to $500,000 negative provision for loan losses expense for 2018. Non-interest income increased $139,000 million during 2019. There was an increase of $607,000 in bank card interchange fees, partially offset by a decrease in other non-interest income of $468,000 related to the $150,000 one-time gain on the sale of the secondary market residential servicing rights portfolio in the third quarter of 2018 and a $632,000 gain on the sale of a subdivided lot at the Company’s headquarters offset by a $392,000 impairment charge associated with the transfer of the Bank’s former data processing center to Premises Held for Sale in the fourth quarter of 2018.

Non-interest expense increased $1.1 million during 2019 due primarily to $775,000 of expenses attributable to the branch purchase transaction. There was also an increase of $744,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during 2019, and branch staff added in connection with the branch purchase transaction. Deposit account related expense increased $401,000, which was offset by decreases in OREO expenses of $500,000, and FDIC insurance expense of $346,000.

Net Interest Income – Net interest income was $40.6 million for the year ended December 31, 2020, an increase of $5.3 million, or 14.9%, compared with $35.4 million for the same period in 2019. Net interest spread and margin were 3.15% and 3.36%, respectively, for 2020, compared with 3.10% and 3.40%, respectively, for 2019.

The interest rate environment was challenging during 2020 as the Federal Reserve, after lowering rates 75 basis points in the latter half of 2019, lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, and loans with variable rate pricing features.

The yield on earning assets decreased to 4.20% for the year ended December 31, 2020, as compared to 4.76% for the year ended December 31, 2019. The yield on earning assets was negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate repricing features, and new loan production during the year. Average loans increased approximately $162.3 million during 2020. Average loans were positively impacted from the branch purchase transaction on November 15, 2019, along with loan growth during 2019 and 2020, as well as PPP loan originations. The increase in average loans resulted in an increase in interest revenue volume of approximately $7.9 million for 2020, which was partially offset by a decrease in interest revenue to due declining rates of $5.0 million, as compared to 2019. Loan fee income can meaningfully impact net interest income, loan yields, and net interest margin. The amount of loan fee income included in total interest income represents 18 basis points of yield on earning assets and net interest margin for the year ended December 31, 2020 as compared to 11 basis points for the year ended December 31, 2019. Loan fee income for 2020 included $1.1 million in fees earned on PPP loans. Total interest income increased 2.4%, or $1.2 million, for 2020 as compared 2019.

The cost of interest-bearing liabilities decreased to 1.05% for the year ended December 31, 2020, as compared to 1.66% for the year ended December 31, 2019 primarily based on the downward repricing of time deposits. Average interest-bearing liabilities increased by $106.3 million during 2020 due to deposit growth and the completion of the branch purchase transaction in 2019. Total interest expense decreased by 28.7% to $10.2 million for the year ended December 31, 2020 as compared to $14.2 million for the year ended December 31, 2019. The cost of interest-bearing liabilities for 2020 was also impacted by the subordinated debt issuances and senior debt repayments in July 2019 and July 2020. As of December 31, 2020, time deposits comprise $367.6 million of the Company’s liabilities with $272.0 million, or 74%, set to reprice or mature within one year of which, $104.9 million with a current average rate of 0.99% reprice or mature within the first quarter of 2021.

Net interest income was $35.4 million for the year ended December 31, 2019, an increase of $1.7 million, or 5.0%, compared with $33.7 million for the same period in 2018. Net interest spread and margin were 3.10% and 3.40%, respectively, for 2019, compared with 3.32% and 3.53%, respectively, for 2018.

The Federal Reserve lowered the federal funds target rate by 25 basis points on July 31, 2019, September 18, 2019, and October 31, 2019. This represented a change in direction as the Federal Reserve had increased rates by 25 basis points on four occasions in 2018.

Average interest-earning assets were $1.04 billion for 2019, compared with $957.5 million for 2018, an 8.9% increase, primarily attributable to higher average loans and average investment securities. Average loans were $801.8 million for 2019, compared with $743.4 million for 2018, a 7.9% increase due to loan growth, as well as the completion of the branch purchase transaction on November 15, 2019. This resulted in an increase in interest revenue volume of approximately $3.0 million and an increase of $1.8 million attributable to increasing interest rates for 2019 as compared to 2018. Average investment securities were $206.2 million for 2019, compared with $178.9 million for 2018, a 15.2% increase. Total interest income increased 14.1% to $49.6 million for 2019, compared with $43.5 million for 2018.

Average interest-bearing liabilities increased by 7.2% to $856.3 million for 2019, compared with $799.0 million for 2018 due to deposit growth, as well as the completion of the branch purchase transaction on November 15, 2019. Total interest expense increased by 45.4% to $14.2 million for 2019, compared with $9.8 million during 2018, due primarily to increases in rates paid on certificates of deposits and other time deposits in 2019 compared to 2018. Average volume of certificates of deposit increased 9.9% to $483.2 million for 2019, compared with $439.6 million for 2018. The average interest rate paid on certificates of deposit increased to 1.98% for 2019, compared with 1.35% for 2018. Average volume of interest checking and money market deposit accounts increased 6.5% to $265.7 million for 2019, compared with $249.4 million for 2018. The average interest rate paid on interest checking and money market deposit accounts increased to 0.76% for 2019, compared with 0.62% for 2018. The cost of interest-bearing liabilities for 2019 was also impacted by the subordinated debt issuance at a fixed rate of 5.75%.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$684,447	$32,572	4.76%	$576,441	$30,139	5.23%
Commercial	200,260	8,398	4.19	134,735	6,660	4.94
Consumer	39,931	2,051	5.14	51,001	2,863	5.61
Agriculture	38,833	2,058	5.30	39,116	2,480	6.34
Other	617	14	2.27	520	11	2.12
U.S. Treasury and agencies	20,239	491	2.43	23,263	558	2.40
Mortgage-backed securities	82,330	1,863	2.26	91,609	2,495	2.72
Collateralized loan obligations	45,595	1,234	2.71	49,881	2,015	4.04
State and political subdivision securities (non-taxable) (3)	14,139	370	3.31	11,759	326	3.51
State and political subdivision securities (taxable)	16,301	494	3.03	18,270	583	3.19
Corporate bonds	23,572	960	4.07	11,376	618	5.43
FHLB stock	6,208	143	2.30	6,691	348	5.20
Federal funds sold	72	—	—	182	4	2.20
Interest-bearing deposits in other financial institutions	38,525	105	0.27	27,809	484	1.74
Total interest-earning assets	1,211,069	50,753	4.20%	1,042,653	49,584	4.76%
Less: Allowance for loan losses	(9,819)			(8,786)
Non-interest-earning assets	93,684			78,521
Total assets	$1,294,934			$1,112,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$436,083	$5,802	1.33%	$483,222	$9,564	1.98%
Interest checking and money market deposits	336,596	1,464	0.43	265,687	2,026	0.76
Savings accounts	111,559	530	0.48	36,035	67	0.19
FHLB advances	34,101	371	1.09	35,038	810	2.31
Junior subordinated debentures	21,000	660	3.14	21,000	1,005	4.79
Subordinated capital notes	20,366	1,206	5.92	7,545	433	5.74
Senior debt	2,896	119	4.11	7,781	329	4.23
Total interest-bearing liabilities	962,601	10,152	1.05%	856,308	14,234	1.66%
Non-interest-bearing liabilities
Non-interest-bearing deposits	215,145			151,299
Other liabilities	7,230			4,655
Total liabilities	1,184,976			1,012,262
Stockholders’ equity	109,958			100,126
Total liabilities and stockholders’ equity	$1,294,934			$1,112,388

Net interest income		$40,601			$35,350

Net interest spread			3.15%			3.10%

Net interest margin			3.36%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.81%			121.76%

(1)         Includes loan fees in both interest income and the calculation of yield on loans.

(2)         Calculations include non-accruing loans of $1.7 million and $2.2 million in average loan amounts outstanding.

(3)         Taxable equivalent yields are calculated assuming a 21% federal income tax rate.

	For the Years Ended December 31,
		2019		2018
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)(2)
Real estate	$576,441	$30,139	5.23%	$548,877	$27,296	4.97%
Commercial	134,735	6,660	4.94	123,044	5,934	4.82
Consumer	51,001	2,863	5.61	32,049	1,765	5.51
Agriculture	39,116	2,480	6.34	38,796	2,334	6.02
Other	520	11	2.12	586	13	2.22
U.S. Treasury and agencies	23,263	558	2.40	23,732	549	2.31
Mortgage-backed securities	91,609	2,495	2.72	81,771	2,142	2.62
Collateralized loan obligations	49,881	2,015	4.04	32,163	1,177	3.66
State and political subdivision securities (non-taxable) (3)	11,759	326	3.51	14,189	383	3.42
State and political subdivision securities (taxable)	18,270	583	3.19	18,890	570	3.02
Corporate bonds	11,376	618	5.43	8,162	442	5.42
FHLB stock	6,691	348	5.20	7,280	429	5.89
Federal funds sold	182	4	2.20	1,152	22	1.91
Interest-bearing deposits in other financial institutions	27,809	484	1.74	26,763	405	1.51
Total interest-earning assets	1,042,653	49,584	4.76%	957,454	43,461	4.55%
Less: Allowance for loan losses	(8,786)			(8,692)
Non-interest-earning assets	78,521			77,548
Total assets	$1,112,388			$1,026,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$483,222	$9,564	1.98%	$439,597	$5,949	1.35%
Interest checking and money market deposits	265,687	2,026	0.76	249,415	1,543	0.62
Savings accounts	36,035	67	0.19	34,866	57	0.16
FHLB advances	35,038	810	2.31	43,363	867	2.00
Junior subordinated debentures	21,000	1,005	4.79	21,000	946	4.50
Subordinated capital notes	7,545	433	5.74	791	39	4.93
Senior debt	7,781	329	4.23	10,000	389	3.89
Total interest-bearing liabilities	856,308	14,234	1.66%	799,032	9,790	1.23%
Non-interest-bearing liabilities
Non-interest-bearing deposits	151,299			136,947
Other liabilities	4,655			5,471
Total liabilities	1,012,262			941,450
Stockholders’ equity	100,126			84,860
Total liabilities and stockholders’ equity	$1,112,388			$1,026,310

Net interest income		$35,350			$33,671

Net interest spread			3.10%			3.32%

Net interest margin			3.40%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities			121.76%			119.83%

(1)         Includes loan fees in both interest income and the calculation of yield on loans.

(2)         Calculations include non-accruing loans of $2.2 million and $3.5 million in average loan amounts outstanding.

(3)         Taxable equivalent yields are calculated assuming a 21% federal income tax rate.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(4,982)	$7,922	$2,940	$1,789	$3,022	$4,811
U.S. Treasury and agencies	6	(73)	(67)	20	(11)	9
Mortgage-backed securities	(395)	(237)	(632)	87	266	353
Collateralized loan obligations	(620)	(161)	(781)	133	705	838
State and political subdivision securities	(57)	12	(45)	47	(91)	(44)
Corporate bonds	(186)	528	342	1	175	176
FHLB stock	(182)	(23)	(205)	(48)	(33)	(81)
Federal funds sold	(3)	(1)	(4)	3	(21)	(18)
Interest-bearing deposits in other financial institutions	(516)	137	(379)	63	16	79
Total increase (decrease) in interest income	(6,935)	8,104	1,169	2,095	4,028	6,123

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(2,899)	(863)	(3,762)	2,977	638	3,615
Interest checking and money market accounts	(1,014)	452	(562)	377	106	483
Savings accounts	197	266	463	8	2	10
FHLB advances	(418)	(21)	(439)	123	(180)	(57)
Junior subordinated debentures	(345)	—	(345)	59	—	59
Subordinated capital notes	14	759	773	7	387	394
Senior debt	(9)	(201)	(210)	32	(92)	(60)
Total increase (decrease) in interest expense	(4,474)	392	(4,082)	3,583	861	4,444
Increase (decrease) in net interest income	$(2,461)	$7,712	$5,251	$(1,488)	$3,167	$1,679

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Service charges on deposit accounts	$2,268	$2,381	$2,355
Bank card interchange fees	3,376	2,438	1,831
Income from bank owned life insurance	424	410	437
Net gain (loss) on sales and calls of securities	(5)	(5)	(6)
Other	781	694	1,162
Total non-interest income	$6,844	$5,918	$5,779

Non-interest Income Comparison – 2020 to 2019

Non-interest income increased by $926,000 for 2020 to $6.8 million compared with $5.9 million for the year ended December 31, 2019. This increase was primarily related to bank card interchange fees of $938,000 as a result of the deposit accounts acquired in the branch purchase transaction on November 15, 2019.

Non-interest Income Comparison – 2019 to 2018

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2020	2019	2018
	(in thousands)
Salary and employee benefits	$17,751	$16,233	$15,489
Occupancy and equipment	4,001	3,522	3,586
FDIC insurance	229	211	557
Data processing expense	1,502	1,259	1,192
Marketing expense	629	908	1,114
State franchise and deposit tax	1,475	1,210	1,118
Deposit account related expense	1,890	1,224	823
Professional fees	937	769	814
Communications	856	772	701
Insurance expense	428	444	478
Postage and delivery	627	544	364
Litigation and loan collection expense	200	189	245
Other real estate owned expense	63	368	868
Acquisition costs	—	775	—
Other	1,828	1,842	1,777
Total non-interest expense	$32,416	$30,270	$29,126

Non-interest Expense Comparison – 2020 to 2019

Non-interest expense for the year ended December 31, 2020 of $32.4 million represented a $2.1 million, or 7.1%, increase from $30.3 million for 2019. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.5 million. The Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with the branch purchase transaction in November 2019. These increases were muted somewhat by efforts in 2020 to reduce FTEs from 248 at March 31, 2020 to 219 as of December 31, 2020 through attrition and workforce reduction. Deposit account related expense increased by $666,000 and occupancy expense increased by $479,000 as a result of the branch purchase transaction. Franchise tax expense increased by $265,000 as a function of growth in the Bank’s taxable capital. These increases were offset by a decrease in OREO expenses of $305,000 due to lower valuation write-downs and operating expenses in 2020 compared to 2019. Non-interest expense for 2019 also included $775,000 of acquisition expenses associated with the branch purchase transaction.

Non-interest Expense Comparison – 2019 to 2018

Non-interest expense for the year ended December 31, 2019 of $30.3 million represented a 3.9% increase from $29.1 million for 2018. The increase in non-interest expense was attributable primarily to $775,000 of expenses related to the branch purchase transaction. There was also an increase of $744,000 in salary and employee benefits, as the Bank added sales talent and customer facing associates during 2019, and branch staff added in connection with the branch purchase transaction. Deposit account related expense increased $401,000, which correlated to growth in card interchange income, and was offset by decreases in OREO expenses of $500,000, and FDIC insurance expense of $346,000. OREO expense decreased due to lower valuation adjustment write-downs during 2019 compared to 2018. During the year ended December 31, 2019, fair value write-downs of $260,000 were recorded compared with $850,000 for the year ended December 31, 2018. The write-downs reflect declines in the fair value due to changes in marketing strategies. There were no OREO sales in 2019 compared to $876,000 during 2018.

Income Tax Expense – Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	2020	2019	2018
	(in thousands)
Statutory tax rate	21%	21%	21%
Federal statutory rate times financial statement income	$2,232	$2,310	$2,273
Effect of:
Tax-exempt income	(73)	(66)	(80)
Establish state deferred tax asset	(478)	(1,577)	—
Non-taxable life insurance income	(89)	(86)	(92)
Restricted stock vesting	7	(137)	(115)
Other, net	25	36	44
Total	$1,624	$480	$2,030

For 2020 and 2019, income tax expense benefitted from the establishment of a net deferred tax assets related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $478,000 and $1.6 million for the years ended December 31, 2020 and 2019, respectively, or $0.06 per basic and diluted common share, and $0.21 per basic and diluted common share, respectively. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax went into effect on January 1, 2021.

See Note 12, “Income Taxes”, to the financial statements for additional discussion of the Company’s income taxes.

Analysis of Financial Condition

Total assets at December 31, 2020 were $1.31 billion compared with $1.25 billion at December 31, 2019, an increase of $66.5 million or 5.3%. This increase was primarily attributable to an increase in net loans of $31.7 million, as well as $34.9 million in interest-bearing deposits in banks.

Total assets at December 31, 2019 were $1.25 billion compared with $1.07 billion at December 31, 2018, an increase of $176.1 million or 16.5%. This increase was primarily attributable to an increase in net loans of $161.5 million, which resulted from $124.7 million in outstanding loans at December 31, 2019 associated with the branch purchase transaction, as well as loan growth.

Loans Receivable – Loans receivable increased $35.8 million, or 3.9%, during the year ended December 31, 2020, to $962.1 million. At December 31, 2020, the Bank had $20.3 million in loans outstanding under the SBA Paycheck Protection Program. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $92.8 million, or 17.0%, during 2020 and comprised 66.3% of the total loan portfolio at December 31, 2020.

Loans receivable increased $161.0 million, or 21.0%, during the year ended December 31, 2019, to $926.3 million. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $78.7 million, or 16.9%, during 2019 and comprised 58.8% of the total loan portfolio at December 31, 2019.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the Bank’s portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial (1)	$208,244	21.65%	$145,551	15.71%
Commercial Real Estate:
Construction	92,916	9.66	64,911	7.01
Farmland	70,272	7.30	79,118	8.54
Nonfarm nonresidential	266,394	27.69	255,459	27.58
Residential Real Estate:
Multi-family	61,180	6.36	70,950	7.66
1-4 Family	188,955	19.64	226,629	24.47
Consumer	31,429	3.27	47,790	5.16
Agriculture	42,044	4.37	35,064	3.79
Other	647	0.06	799	0.08
Total loans	$962,081	100.00%	$926,271	100.00%

(1)         Includes PPP loans of $20.3 million at December 31, 2020.

	As of December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$129,368	16.91%	$113,771	15.98%	$97,761	15.29%
Commercial Real Estate:
Construction	86,867	11.35	57,342	8.05	36,330	5.68
Farmland	77,937	10.18	88,320	12.40	71,507	11.19
Nonfarm nonresidential	172,177	22.50	156,724	22.01	149,546	23.39
Residential Real Estate:
Multi-family	49,757	6.50	56,588	7.94	48,197	7.54
1-4 Family	175,761	22.97	179,222	25.17	188,092	29.42
Consumer	39,104	5.11	18,439	2.59	9,818	1.54
Agriculture	33,737	4.41	41,154	5.78	37,508	5.87
Other	536	0.07	555	0.08	477	0.08
Total loans	$765,244	100.00%	$712,115	100.00%	$639,236	100.00%

Lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s secured legal lending limit to a single borrower or guarantor was approximately $46.0 million at December 31, 2020.

The Bank had 18 and 14 loan relationships each with aggregate extensions of credit in excess of $10.0 million at year end 2020 and 2019, respectively, 17 of which were classified as pass and one classified as watch by the Bank’s internal loan review process at December 31, 2020 and all 14 classified as pass at December 31, 2019.

As of December 31, 2020, the Bank had $74.3 million of loan participations purchased from, and $21.3 million of loan participations sold to, other banks. As of December 31, 2019, the Bank had $64.1 million of loan participations purchased from, and $15.7 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2020, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2020
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing Over 5 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$30,489	$43,091	$29,282	$102,862
Commercial Real Estate:
Construction	10,163	6,681	4,950	21,794
Farmland	3,529	16,899	7,983	28,411
Nonfarm nonresidential	38,436	40,568	75,979	154,983
Residential Real Estate:
Multi-family	2,242	19,573	11,238	33,053
1-4 Family	7,870	21,941	67,439	97,250
Consumer	23,830	4,586	730	29,146
Agriculture	3,474	7,490	360	11,324
Other	282	293	—	575
Total fixed rate loans	$120,315	$161,122	$197,961	$479,398

Loans with floating rates:
Commercial	$32,728	$61,439	$11,215	$105,382
Commercial Real Estate:
Construction	51,438	15,189	4,495	71,122
Farmland	4,960	6,955	29,946	41,861
Nonfarm nonresidential	1,751	45,271	64,389	111,411
Residential Real Estate:
Multi-family	3,331	18,216	6,580	28,127
1-4 Family	6,249	8,649	76,807	91,705
Consumer	1,999	134	150	2,283
Agriculture	30,121	466	133	30,720
Other	—	—	72	72
Total floating rate loans	$132,577	$156,319	$193,787	$482,683

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)

Pass	$926,025	$888,707	$745,604	$673,033	$586,430
Watch	18,879	27,522	13,164	25,715	30,431
Special Mention	—	—	113	164	497
Substandard	17,177	10,042	6,363	13,203	21,878
Doubtful	—	—	—	—	—
Total	$962,081	$926,271	$765,244	$712,115	$639,236

Loans receivable increased $35.8 million, or 3.9%, during the year ended December 31, 2020. Since December 31, 2019, the pass category increased approximately $37.3 million, the watch category decreased approximately $8.6 million, and the substandard category increased approximately $7.1 million. The $7.1 million increase in loans classified as substandard was primarily driven by $11.7 million in loans moved to substandard, offset by $3.9 million in principal payments received and $643,000 in charge-offs during 2020. These trends were considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Past Due Loans:
30-59 Days	$1,537	$1,747	$1,593	$1,478	$2,302
60-89 Days	372	670	331	171	315
90 Days and Over	—	—	—	1	—
Total Loans Past Due 30-90+ Days	1,909	2,417	1,924	1,650	2,617

Nonaccrual Loans	1,676	1,528	1,991	5,457	9,216
Total Past Due and Nonaccrual Loans	$3,585	$3,945	$3,915	$7,107	$11,833

Loans past due 30-59 days decreased from $1.7 million at December 31, 2019 to $1.5 million at December 31, 2020, and loans past due 60-89 days decreased from $670,000 at December 31, 2019 to $372,000 at December 31, 2020. This represents a $508,000 decrease in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the Bank’s allowance for loan losses.

Nonaccrual loans increased $148,000 from December 31, 2019 to December 31, 2020. This increase was primarily driven by $1.3 million in paydowns and $569,000 in charge-offs, offset by $2.0 million in loans placed on non-accrual. The $1.7 million in nonaccrual loans at December 31, 2020, and $1.5 million at December 31, 2019, were generally secured by farmland and 1-4 family residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

Troubled Debt Restructuring – A troubled debt restructuring (TDR) occurs when the Bank has agreed to a loan modification in the form of a concession to a borrower who is experiencing financial difficulty. The Bank’s TDRs typically involve a reduction in interest rate, a deferral of principal for a stated period of time, or an interest only period. TDRs are considered to be impaired loans, and the Bank has allocated reserves for these loans to reflect the present value of the concessionary terms granted to the borrower. If the loan is considered collateral dependent, it is reported net of allocated reserves, at the fair value of the collateral less cost to sell.

The Bank generally does not have a formal loan modification program. If a borrower is unable to make contractual payments, management reviews the particular circumstances of that borrower’s situation and determine whether or not to negotiate a revised payment stream. The goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow constraints so that the credit may return to performing status over time. If a borrower fails to perform under the modified terms, the loan(s) are placed on nonaccrual status and collection actions are initiated.

At December 31, 2020, the Bank had four restructured loans totaling $480,000 with borrowers who experienced deterioration in financial condition compared with three restructured loans totaling $475,000 at December 31, 2019. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2020 and December 31, 2019, the Bank had no restructured loans that had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At December 31, 2020 and December 31, 2019, all TDRs were performing according to their modified terms.

There was one modification granted during 2020 that resulted in a loan being identified as TDRs. There were two modifications granted during 2019 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

COVID-19 Short-term Loan Concessions – The Bank has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Short-term loan modifications declined to $15.3 million as of December 31, 2020, as compared to $160.4 million at June 30, 2020. The following table details the status of the Bank’s short-term loan modifications by loan category or type as of December 31, 2020:

	First Modification Active	Subsequent Modification Active	Modification Ended	Total Modified Loans	Total Loan Portfolio	% Modified to Total Portfolio
	(in thousands)

Hotel, Motel, & Lodging	$—	$—	$7,822	$7,822	$51,822	15.1%
Retail Facility	—	4,355	—	4,355	67,785	6.4
Commercial Real Estate	—	346	—	346	160,433	0.2
1-4 Family Residential	—	—	—	—	188,955	—
Restaurant Full Service	—	—	—	—	15,094	—
Restaurant Limited Service	2,303	—	—	2,303	15,780	14.6
Multi-family	—	—	—	—	61,180	—
Construction and Development	—	—	—	—	48,396	—
Commercial & Industrial	—	—	—	—	208,244	—
Farmland	—	—	—	—	70,272	—
Consumer, Agriculture & Other	—	—	486	486	74,120	0.7
Total	$2,303	$4,701	$8,308	$15,312	$962,081	1.6%

First Modification Active includes loans within the terms of the original modification agreement. Subsequent Modification Active includes loans with a matured original modification that have been further modified within the short-term parameters. Modification Ended includes loans that have reached final deferred payment and have yet to make a payment in accordance with the loan’s original terms or have yet to request a subsequent modification. Loans that returned to original contracted terms with a verified payment are considered cured and are no longer included as modified loans in the table above.

The table above includes one commercial real estate loan secured by a retail facility totaling $4.4 million that remains subject to and is performing in accordance with an interest only short-term subsequent COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of December 31, 2020.

Subsequent to December 31, 2020, $8.3 million of the loans categorized as Modification Ended in the table above have received a verified payment and are now considered cured.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Loans on nonaccrual status	$1,676	1,528	1,991	5,457	9,216
Troubled debt restructurings on accrual	480	475	910	1,217	5,350
Past due 90 days or more still on accrual	—	—	—	1	—
Total non-performing loans and TDRs on accrual	2,156	2,003	2,901	6,675	14,566
Real estate acquired through foreclosure	1,765	3,225	3,485	4,409	6,821
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$3,921	$5,228	$6,386	$11,084	$21,387

Non-performing loans and TDRs on accrual to total loans	0.22%	0.22%	0.38%	0.94%	2.28%
Non-performing assets and TDRs on accrual to total assets	0.30%	0.42%	0.60%	1.14%	2.26%
Allowance for non-performing loans	$22	$48	$83	$108	$241
Allowance for non-performing loans to non-performing loans and TDRs on accrual	1.02%	2.40%	2.86%	1.62%	1.65%

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $288,000, $315,000, and $274,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

Allowance for Loan Losses – The allowance for loan losses is established to provide for probable losses on loans that may not be fully repaid. It is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses. The allowance is an estimate and loss may vary from this estimate.

Management utilizes loan grading procedures that result in specific allowance allocations for the estimated risk of loss. For loans not individually evaluated, a general allowance allocation is computed using factors developed over time based on actual loss experience. The specific and general allocations plus consideration of qualitative factors represent management’s estimate of probable losses contained in the loan portfolio at the evaluation date. Although the allowance for loan losses is comprised of specific and general allocations, the entire allowance is available to absorb any credit losses.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands)
Balances at beginning of period	$8,376	$8,880	$8,202	$8,967	$12,041

Loans charged-off:
Real estate	231	322	450	750	2,157
Commercial	32	37	50	5	276
Consumer	493	663	95	51	99
Agriculture	46	266	13	95	18
Other	—	—	8	—	79
Total charge-offs	802	1,288	616	901	2,629

Recoveries:
Real estate	352	597	1,437	714	1,189
Commercial	29	106	261	59	334
Consumer	45	75	69	115	299
Agriculture	30	3	15	33	114
Other	13	3	12	15	69
Total recoveries	469	784	1,794	936	2,005
Net charge-offs (recoveries)	333	504	(1,178)	(35)	624
Provision (negative provision) for loan losses	4,400	—	(500)	(800)	(2,450)
Balance at end of period	$12,443	$8,376	$8,880	$8,202	$8,967

Allowance for loan losses to period-end loans	1.29%	0.90%	1.16%	1.15%	1.40%
Net charge-offs (recoveries) to average loans	0.03%	0.06%	(0.16)%	(0.01)%	0.10%
Allowance for loan losses to non-performing loans and TDRs on accrual	577.13%	418.17%	306.10%	122.88%	61.16%

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The loan loss reserve, as a percentage of total loans at December 31, 2020, was 1.29% compared to 0.90% at December 31, 2019. Loans acquired in the November 2019 branch transaction totaled $85.9 million at December 31, 2020 and $124.7 million at December 31, 2019. These loans were recorded at fair value as determined by an independent third party. The remaining discount associated with the fair value purchase accounting adjustments on the acquired loans was $288,000 at December 31, 2020, compared to $480,000 at December 31, 2019. Additionally, management added a qualitative environmental adjustment for these loans as the fair value assessment at the time of purchase did not contemplate COVID-19. Any subsequent deterioration of these acquired loans may require an adjustment through the allowance for loan loss. The allowance for loan losses to non-performing loans was 577.13% at December 31, 2020, compared with 418.17% at December 31, 2019. Net charge-offs totaled $333,000 for 2020 compared to net charge-offs of $504,000 for 2019.

A general reserve is maintained for each loan type in the loan portfolio. In determining the amount of the general reserve portion of the allowance for loan losses, management considers factors such as the Bank’s historical loan loss experience, the growth, composition and diversification of its loan portfolio, current delinquency levels, loan quality grades, the results of recent regulatory examinations, and general economic conditions. Based on these factors, management applies estimated loss percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it.

Generally, all loans identified as impaired are reviewed individually on a quarterly basis in order to determine whether a specific allowance is required. A loan is considered impaired when, based on current information, it is probable that the Bank will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310-10, “Impairment of a Loan.” When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve or charged-off if the loan is deemed collateral dependent. Loans for which specific reserves have been provided are excluded from the general reserve calculations described below.

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

A significant portion of the portfolio is comprised of loans secured by real estate. A decline in the value of the real estate serving as collateral for loans may impact the Bank’s ability to collect those loans. In general, management obtains updated appraisals on property securing the Bank’s loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. Management uses qualified licensed appraisers approved by the Company’s Board of Directors. These appraisers possess prerequisite certifications and knowledge of the local and regional marketplace.

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

The Bank follows a loan grading program designed to evaluate the credit risk in the loan portfolio. Through this loan grading process, an internally classified watch list is maintained which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans categorized as watch list loans show warning elements where the present status exhibits one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened warranting more frequent monitoring. These loans do not have all of the characteristics of a classified loan (substandard or doubtful), but show weakened elements as compared with those of a satisfactory credit. These loans are considered in the assessment of the adequacy of the allowance for loan losses.

In establishing the appropriate risk rating for loans, management considers, among other factors, the borrower’s ability to repay, the borrower’s repayment history, the current delinquency status, the estimated value of the underlying collateral, and the capacity and willingness of a guarantor to satisfy the obligation. As a result of this process, loans are categorized as special mention, substandard or doubtful.

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

As of December 31, 2020, $17.2 million of loans were classified as substandard, there were no loans classified as special mention, and no loans classified as doubtful or loss. This compares with $10.0 million of loans classified as substandard, no loans classified as special mention, and no loans classified as doubtful or loss as of December 31, 2019. The $7.1 million increase in loans classified as substandard was primarily driven by $11.7 million in loans moved to substandard, offset by $3.9 million in principal payments received and $643,000 in charge-offs during 2020. Substandard loans are primarily concentrated in the commercial and commercial real estate portfolios. As of December 31, 2020, $2.8 million of the allowance for loan losses was allocated to substandard loans, compared to an allocation of $401,000 at December 31, 2019. The increase in allocation between years is primarily related to one commercial real estate loan secured by a retail facility totaling $4.4 million that remains subject to and is performing in accordance with an interest only, short-term subsequent COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million at December 31, 2020.

The following table depicts management’s allocation of the allowance for loan losses by loan type based on the factors previously discussed. Since these factors and management’s assumptions are subject to change, the allocation is not necessarily predictive of future portfolio performance. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

Allocation of Allowance for Credit Losses

	As of December 31,
	2020		2019
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,529	21.65%	$1,710	15.71%
Commercial Real Estate:
Construction	1,158	9.66	363	7.01
Farmland	775	7.30	654	8.54
Nonfarm nonresidential	5,117	27.69	3,063	27.58
Residential Real Estate:
Multi-family	482	6.36	478	7.66
1-4 Family	1,417	19.64	1,265	24.47
Consumer	361	3.27	485	5.16
Agriculture	600	4.37	355	3.79
Other	4	0.06	3	0.08
Total	$12,443	100.0%	$8,376	100.0%

	As of December 31,
	2018		2017		2016
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,299	16.91%	$892	15.98%	$475	15.29%
Commercial Real Estate:
Construction	419	11.35	301	8.05	470	5.68
Farmland	543	10.18	449	12.40	288	11.19
Nonfarm nonresidential	3,714	22.50	3,282	22.01	4,136	23.39
Residential Real Estate:
Multi-family	403	6.50	627	7.94	610	7.54
1-4 Family	2,049	22.97	2,273	25.17	2,816	29.42
Consumer	130	5.11	64	2.59	8	1.54
Agriculture	321	4.41	313	5.78	162	5.87
Other	2	0.07	1	0.08	2	0.08
Total	$8,880	100.0%	$8,202	100.0%	$8,967	100.0%

Provision for Loan Losses – A provision for loan loss of $4.4 million was recorded for the year ended December 31, 2020, compared with no provision for loan losses for 2019 and a negative provision for loan losses of $500,000 for 2018. The 2020 loan loss provision was attributable to the net loan charge-offs during the year, trends within the portfolio during the year, and primarily to changes in the economic and business environment attributable to COVID-19. Net charge-offs were $333,000 for 2020 compared to net charge-offs of $504,000 in 2019 and net recoveries of $1.2 million in 2018.

While the Company expects the U.S. Government’s economic responses to the COVID-19 pandemic through monetary policy and fiscal stimulus have provided meaningful support to the economy, management deemed it prudent to increase the allowance for loan losses through its qualitative environmental factors and individual analysis to account for the pandemic risk.

Foreclosed Properties – Foreclosed properties at December 31, 2020 were $1.8 million compared with $3.2 million at December 31, 2019. See “Note 6 - Other Real Estate Owned,” to the financial statements. All OREO properties held by the Bank at December 31, 2020 are currently under contract for sale. During 2020, there were no acquisitions of OREO properties and the Bank sold properties totaling approximately $1.6 million. There were no acquisitions or sales of OREO during 2019.

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

Net activity relating to OREO during the years indicated is as follows:

	2020	2019	2018
	(in thousands)
OREO Activity
OREO as of January 1	$3,225	$3,485	$4,409
Real estate acquired	—	—	730
Valuation adjustment write-downs	—	(260)	(850)
Net gain on sale	—	—	72
Proceeds from sale of properties	(1,600)	—	(876)
Improvements	140	—	—
OREO as of December 31	$1,765	$3,225	$3,485

Operating expenses for OREO totaled $63,000 for the year ended December 31, 2020, compared with write-downs and operating expenses of $368,000 in 2019 and $868,000 in 2018.

During the year ended December 31, 2020, there were no fair value write-downs recorded compared to $260,000 for 2019 and $850,000 for 2018. The write-downs recorded in each year reflect fair value write-downs due to updated appraisals, changes in marketing strategies, and reductions in listing prices for certain properties. OREO sales totaled $1.6 million during in 2020, compared with no OREO sales and $876,000 during 2019, and 2018, respectively. Management expects to resolve certain nonaccrual loans through the acquisition and sale of the underlying real estate collateral.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $5.1 million, or 2.5%, to $203.9 million at December 31, 2020, compared with $209.0 million at December 31, 2019.

The following table sets forth the carrying value of the Bank’s securities portfolio at the dates indicated.

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$18,811	$806	$—	$19,617	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333	91,269	1,186	(255)	92,200
Collateralized loan obligations	44,730	—	(1,578)	43,152	49,831	—	(412)	49,419
State and municipal	34,759	1,296	—	36,055	27,819	550	(3)	28,366
Corporate bonds	31,635	472	(1,402)	30,705	16,472	213	—	16,685
Total available for sale	$201,517	$5,351	$(3,006)	$203,862	$207,672	$2,145	$(817)	$209,000

The following table sets forth the contractual maturities, fair values and weighted-average yields for the Bank’s available for sale securities held at December 31, 2020:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$952	2.36%	$7,954	2.70%	$10,711	2.26%	$19,617	2.44%
Agency mortgage-backed: residential	—	—	5,556	2.27	14,712	2.40	54,065	2.01	74,333	2.11
Collateralized loan obligations	—	—	—	—	17,902	2.35	25,250	1.73	43,152	1.99
State and municipal	4,358	3.54	11,810	2.98	3,115	2.98	16,772	2.90	36,055	3.01
Corporate bonds	—	—	1,658	4.02	19,187	4.27	9,860	2.80	30,705	3.74
Total available for sale	$4,358	3.54%	$19,976	2.84%	$62,870	3.02%	$116,658	2.17%	$203,862	2.52%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities generally do not experience increasing prepayments of principal and, consequently, average life will not be shortened. When interest rates fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. Management limits purchases of these securities to bank qualified issues with high credit ratings. At this time, there are no holdings of this type in the portfolio. At December 31, 2020, 72.7% of the Bank’s agency mortgage-backed securities had contractual final maturities of more than ten years with a weighted average life of 22.3 years.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLO are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the market values of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. During the first quarter of 2020, the fair value of the Bank’s CLO portfolio declined as the market was disrupted by COVID-19. At March 31, 2020, the CLO portfolio had an unrealized loss of $4.0 million, or 9.0% of amortized cost. At December 31, 2020, the CLO portfolio had improved to a net unrealized loss of $1.6 million, or 3.5% of amortized cost.

Although the Bank attempts to mitigate the credit and liquidity risks associated with CLOs by purchasing CLOs with credit ratings of A or higher, completing pre-purchase due diligence, and through ongoing monitoring, no assurance can be given that these risk mitigation efforts will be successful. At December 31, 2020, $27.1 million, $13.6 million, and $2.4 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. There was one CLO rated below A at BBB, which was downgraded during the third quarter of 2020. Stress testing was completed on each security in the CLO portfolio as of year-end to determine the conditions necessary for the Bank’s investment to incur the first dollar of loss. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag. The Bank’s CLOs are all floating rate with rates set on a quarterly basis at three-month LIBOR plus a spread.

The fair value of the Bank’s corporate bond portfolio was also impacted by market disruption and declining rates in 2020. At December 31, 2020, the portfolio had a net unrealized loss of $930,000, or 3% of amortized cost which was improved from an unrealized loss of 6% of amortized cost at March 31, 2020. The corporate bond portfolio consists of 13 subordinated debt securities and one senior debt security of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed for five years converting to floating at an index over LIBOR, or SOFR, or floating at an index over LIBOR, or SOFR, from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Bank has the intent and ability to hold its CLO and corporate debt securities to maturity and, at this juncture, has determined the value declines are temporary in nature.

Deposits – The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates.

The Bank primarily relies on its banking office network to attract and retain deposits in its local markets, as well as deposit listing services, deposit gathering networks, and the online channel to attract both in and out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect the Bank’s ability to attract and retain deposits. During 2020, total deposits increased $92.6 million compared with 2019. The increase in deposits for 2020 was primarily in savings account balances, as well as non-interest and interest-bearing demand deposit accounts. During 2019, total deposits increased $132.7 million compared with 2018. The increase in deposits for 2019 was primarily related to the branch purchase transaction.

The Bank continues to offer attractively priced deposit products along its product line to allow it to retain deposit customers and reduce interest rate risk during various rising and falling interest rate cycles. The Bank offers savings accounts, interest checking accounts, money market accounts and fixed rate certificates with varying maturities. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Management adjusts interest rates, maturity terms, service fees and withdrawal penalties on the Bank’s deposit products periodically. The variety of deposit products allows the Bank to compete more effectively in obtaining funds and to respond with more flexibility to the flow of funds away from depository institutions into outside investment alternatives. However, the ability to attract and maintain deposits at acceptable rates will continue to be significantly affected by market conditions.

The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Years Ended December 31,
	2020		2019		2018
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$215,145		$151,299		$136,947
Interest Checking	169,808	0.32%	104,077	0.30%	90,583	0.13%
Money Market	166,788	0.55	161,610	1.06	158,832	0.90
Savings	111,559	0.48	36,035	0.19	34,866	0.16
Certificates of Deposit	436,083	1.33	483,222	1.98	439,597	1.35
Total Deposits	$1,099,383		$936,243		$860,825
Weighted Average Rate		0.71%		1.25%		0.88%

The following table shows at December 31, 2020 the amount of the Bank’s time deposits of $250,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$13,491
Three months through six months	14,856
Six months through twelve months	7,605
Over twelve months	14,737
Total	$50,689

The Bank maintains competitive pricing on its deposit products, which management believes allows it to retain a substantial percentage of the Bank’s customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for lending activities, investment activities, and for general business purposes. The Bank also uses borrowings from the FHLB of Cincinnati to supplement the pool of lendable funds, meet deposit withdrawal requirements and manage the terms of liabilities. FHLB borrowings are secured by the Bank’s stock in the FHLB, substantially all of its first mortgage residential loans, as well as its outstanding PPP loans. At December 31, 2020, the Bank had $20.6 million in outstanding borrowings from the FHLB and the capacity to increase borrowings by an additional $93.9 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to borrow on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness.

The following table sets forth information about the Bank’s FHLB borrowings as of and for the periods indicated:

	December 31,
	2020	2019	2018
	(dollars in thousands)
Average balance outstanding	$34,101	$35,038	$43,363
Maximum amount outstanding at any month-end during the period	71,376	61,389	71,630
End of period balance	20,623	61,389	46,549
Weighted average interest rate:
At end of period	0.75%	1.70%	2.45%
During the period	1.09%	2.31%	2.00%

Junior Subordinated Debentures – At December 31, 2020, the Company had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
	(dollars in thousands)
Statutory Trust I	$3,000	2/13/2004	3-month LIBOR + 2.85%	$3,093	2/13/2034
Statutory Trust II	5,000	2/13/2004	3-month LIBOR + 2.85%	5,155	2/13/2034
Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,435	3/1/2037
	$21,000			$21,776

(1)	As of December 31, 2020, the 3-month LIBOR was 0.24%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at the Company’s option at their principal amount plus accrued interest.

The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. At December 31, 2020, the Company is current on all interest payments.

The Federal Reserve Board rules allow trust preferred securities issued prior to May 19, 2010 to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of the Company’s Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of the Company’s trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2020, all of the Company’s trust preferred securities were included in and comprised 20% of Tier 1 capital.

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

The Bank also borrows from the FHLB to supplement funding requirements. At December 31, 2020, the Bank had an unused borrowing capacity with the FHLB of $93.9 million. Advances are collateralized by first mortgage residential loans, as well as its outstanding PPP loans. Borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing line from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2020, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Capital

Stockholders’ equity increased $10.3 million to $116.0 million at December 31, 2020, compared with $105.8 million at December 31, 2019. The increase was due primarily to current year net income of $9.0 million.

The following table shows the ratios of common equity Tier 1, Tier 1 capital, total capital to risk-adjusted assets, and Tier 1 leverage for the Bank at December 31, 2020:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Common equity Tier 1 capital	4.5%	6.5%	7.0%	12.05%
Tier 1 capital	6.0	8.0	8.5	12.05
Total risk-based capital	8.0	10.0	10.5	13.20
Tier 1 leverage ratio	4.0	5.0	—	10.21

Failure to meet minimum capital requirements could result in discretionary actions by regulators that, if taken, could have a materially adverse effect on the Company’s financial condition.

The Basel III rules require a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. An institution is subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if capital levels fall below minimum Basel III levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions without prior regulatory approval.

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

The commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2020 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the Bank’s actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$63,996	$59,391	$19,929	$45,894	$189,210
Standby letters of credit	1,502	11	4	—	1,517
Total	$65,498	$59,402	$19,933	$45,894	$190,727

Commitments to Extend Credit – The Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank’s commitments to extend credit are contingent upon borrowers maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

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

Risk Participation Agreements – In connection with the purchase of loan participations, the Bank has entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2020 and December 31, 2019.

Contractual Obligations

The following table summarizes the Company’s contractual obligations by maturity date or scheduled payment date and other commitments to make future payments as of December 31, 2020:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$272,031	$57,295	$37,749	$477	$367,552
FHLB borrowing (1)	623	—	—	20,000	20,623
Operating leases	279	369	347	3,503	4,498
Junior subordinated debentures	—	—	—	21,000	21,000
Subordinated capital notes	—	—	—	25,000	25,000
Total	$272,933	$57,664	$38,096	$69,980	$438,673

(1)

Fixed rate borrowings with rates ranging from 0% to 0.77%, and maturities ranging from 2021 through 2030, averaging 0.75%. The $20.0 million FHLB borrowing is callable quarterly at the option of the FHLB.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

To minimize the volatility of net interest income and exposure to economic loss that may result from fluctuating interest rates, the Bank manages its exposure to adverse changes in interest rates through asset and liability management activities within guidelines established by the Asset Liability Committee (“ALCO”). The ALCO, which is comprised of senior officers, has the responsibility for approving and ensuring compliance with asset/liability management policies. Interest rate risk is the exposure to adverse changes in the net interest income as a result of market fluctuations in interest rates. The ALCO, on an ongoing basis, monitors interest rate and liquidity risk in order to implement appropriate funding and balance sheet strategies. Management considers interest rate risk to be the Bank’s most significant market risk.

The Company utilizes an earnings simulation model to analyze net interest income sensitivity. It then evaluates potential changes in market interest rates and their subsequent effects on net interest income. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points that are sustained for one year. Assumptions based on the historical behavior of the Company’s deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results may differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 0.8% at December 31, 2020 compared with a decrease of 2.3% at December 31, 2019. Given an instantaneous 100 basis point decrease in interest rates, the base net interest income would decrease by an estimated 2.9% at December 31, 2020 compared with an increase of 0.2% at December 31, 2019.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2020, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$923	2.2%
+ 100 basis points	345	0.8
- 100 basis points	(1,184)	(2.9)
- 200 basis points	(2,057)	(5.0)

Implementation of strategies to mitigate the risk of changing interest rates in the future, could lessen the Company’s forecasted “base case” net interest income in the event of no interest rate changes. Interest sensitivity at any point in time will be affected by a number of factors. These factors include the mix of interest sensitive assets and liabilities as well as their relative pricing schedules. It is also influenced by market interest rates, deposit growth, loan growth, deposit decay rates and asset prepayment speed assumptions.

The following table sets forth the amounts of the Company’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2020, which management anticipates, based upon certain assumptions, to reprice or mature in each of the future time periods shown. The projected repricing of assets and liabilities anticipates prepayments and scheduled rate adjustments, as well as contractual maturities under an interest rate unchanged scenario within the selected time intervals. While management believes such assumptions are reasonable, management cannot provide assurance that assumed repricing rates will approximate actual future activity.

	Volume Subject to Repricing Within
	0 – 90 Days	91 – 181 Days	182 – 365 Days	1 – 5 Years	Over 5 Years	Non- Interest Sensitive	Total
	(dollars in thousands)

Assets:
Interest bearing deposits in banks	$56,863	$—	$—	$—	$—	$—	$56,863
Investment securities	89,993	6,944	15,004	57,406	32,637	1,878	203,862
FHLB stock	5,887	—	—	—	—	—	5,887
Loans, net of allowance	405,063	77,430	129,385	331,801	18,402	(12,443)	949,638
Fixed and other assets	—	—	—	—	—	96,052	96,052
Total assets	$557,806	$84,374	$144,389	$389,207	$51,039	$85,487	$1,312,302

Liabilities and Stockholders’ Equity
Interest-bearing checking, savings, and money market accounts	$509,033	$—	$—	$—	$—	$—	$509,033
Certificates of deposit	105,067	102,624	64,339	95,043	479	—	367,552
Borrowed funds	41,000	623	—	25,000	—	—	66,623
Other liabilities	—	—	—	—	—	253,070	253,070
Stockholders’ equity	—	—	—	—	—	116,024	116,024
Total liabilities and stockholders’ equity	$655,100	$103,247	$64,339	$120,043	$479	$369,094	$1,312,302
Period gap	$(97,294)	$(18,873)	$80,050	$269,164	$50,560
Cumulative gap	$(97,294)	$(116,167)	$(36,117)	$233,047	$283,607

Period gap to total assets	(7.41)%	(1.44)%	6.10%	20.51%	3.85%
Cumulative gap to total assets	(7.41)%	(8.85)%	(2.75)%	17.76%	21.61%
Cumulative interest-earning assets to cumulative interest-bearing liabilities	85.15%	84.68%	95.61%	124.72%	130.07%

The one-year cumulative gap position as of December 31, 2020 was negative $36.1 million or 2.8% of total assets. This is a one-day position that is continually changing and is not necessarily indicative of the Company’s position at any other time. Any gap analysis has inherent shortcomings because certain assets and liabilities may not move proportionally as interest rates change.

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Limestone Bancorp, Inc.

Louisville, Kentucky

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Limestone Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Qualitative Risk Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred credit losses inherent in the held for investment loan portfolio as of the balance sheet date.  Management assesses the risk inherent in the loan portfolio based on qualitative and quantitative risk factors. The allowance for loan losses consists of two components: the valuation allowance for loans that are individually classified as impaired and separately identified for impairment (“specific component”), totaling $2,177,000 (or 17.5% of the reserve) and the valuation allowance for loans not considered impaired and collectively evaluated for impairment (“general component”), totaling $10,266,000 (or 82.5% of the reserve).

The general component is based on historical loss rates adjusted for current factors.  The historical loss rates are determined by loan portfolio segment and are based on actual loss history realized over the most recent five years with equal weighting. This actual loss experience is supplemented with other economic or qualitative factors based on the risks present for each portfolio segment. The qualitative risk factor identification and analysis requires significant judgment and allows management to adjust the estimate of losses based on the most recent information available and to address other limitations in the quantitative component that is based on historical loss rates. The Company’s risk adjustments include the changes in lending policies, procedures and practices, effects of any change in risk selection and underwriting standards, national and local economic trends and conditions, industry conditions, trends in volume and terms of loans, experience, ability and depth of lending management and other relevant staff, levels of and trends in delinquencies and impaired loans, levels of and trends in charge-offs and recoveries, and effects of changes in credit concentrations. The evaluation of these risk factor adjustments contributes significantly to the general reserve component of the estimate of the allowance for loan losses.

We identified auditing the general component as a critical audit matter because of the necessary judgment applied by us to evaluate management’s significant estimates and subjective assumptions related to the following:

●	Adjustments to the historical loss ratios for qualitative factors including the selection of qualitative factors and the magnitude of such adjustments based on management’s judgments regarding factors which impact asset quality.
●	Accuracy of the loan risk ratings as different allocations are applied based on risk rating.

The primary procedures performed to address the critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the allowance related to the general component, including controls addressing:
o	Problem loan identification and delinquency monitoring.
o	Management’s review of the allowance for loan loss calculation, including data used as the basis for adjustments related to the quantitative and qualitative factors.
o	Data inputs including the completeness and accuracy of loan data used in the computations.
●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the general component, which included:
o	Evaluation of the reasonableness of management’s judgments related to the qualitative factors including assessing the relevance of data used to develop factors. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.
o	Evaluation of management’s methodology to ensure it was consistently applied year over year.
o	Evaluation of the allowance related to loans collectively evaluated for impairment by loan segment year over year for directional consistency.

We have served as the Company's auditor since 1998.

Louisville, Kentucky

February 26, 2021

LIMESTONE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2020	2019
Assets
Cash and due from banks	$10,830	$8,241
Interest bearing deposits in banks	56,863	21,962
Cash and cash equivalents	67,693	30,203
Securities available for sale	203,862	209,000
Loans, net of allowance of $12,443 and $8,376, respectively	949,638	917,895
Premises and equipment, net	18,533	19,658
Premises held for sale	1,060	900
Other real estate owned	1,765	3,225
Federal Home Loan Bank stock	5,887	6,237
Bank owned life insurance	23,441	16,037
Deferred taxes, net	25,714	27,765
Goodwill	6,252	6,252
Other intangible assets, net	2,244	2,500
Accrued interest receivable and other assets	6,213	6,107
Total assets	$1,312,302	$1,245,779

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$243,022	$187,551
Interest bearing	876,585	839,424
Total deposits	1,119,607	1,026,975
Federal Home Loan Bank advances	20,623	61,389
Accrued interest payable and other liabilities	10,048	8,665
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	17,000
Senior debt	—	5,000
Total liabilities	1,196,278	1,140,029
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,498,865 and 6,251,975 voting, and 1,000,000 and 1,220,000 non-voting shares issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,013	24,508
Retained deficit	(46,678)	(55,683)
Accumulated other comprehensive loss	(2,950)	(3,714)
Total common stockholders’ equity	116,024	105,750
Total liabilities and stockholders’ equity	$1,312,302	$1,245,779

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2020	2019	2018
Interest income
Loans, including fees	$45,093	$42,153	$37,342
Taxable securities	5,042	6,269	4,880
Tax exempt securities	370	326	383
Interest-bearing deposits and other	248	836	856
	50,753	49,584	43,461
Interest expense
Deposits	7,796	11,657	7,549
Federal Home Loan Bank advances	371	810	867
Junior subordinated debentures	660	1,005	946
Subordinated capital notes	1,206	433	39
Senior debt	119	329	389
	10,152	14,234	9,790
Net interest income	40,601	35,350	33,671
Provision (negative provision) for loan losses	4,400	—	(500)
Net interest income after provision for loan losses	36,201	35,350	34,171

Non-interest income
Service charges on deposit accounts	2,268	2,381	2,355
Bank card interchange fees	3,376	2,438	1,831
Income from bank owned life insurance	424	410	437
Net gain (loss) on sales and calls of investment securities	(5)	(5)	(6)
Other	781	694	1,162
	6,844	5,918	5,779
Non-interest expense
Salaries and employee benefits	17,751	16,233	15,489
Occupancy and equipment	4,001	3,522	3,586
Professional fees	937	769	814
Marketing expense	629	908	1,114
FDIC insurance	229	211	557
Data processing expense	1,502	1,259	1,192
State franchise and deposit tax	1,475	1,210	1,118
Deposit account related expense	1,890	1,224	823
Other real estate owned expense	63	368	868
Litigation and loan collection expense	200	189	245
Communications expense	856	772	701
Insurance expense	428	444	478
Postage and delivery	627	544	364
Acquisition costs	—	775	—
Other	1,828	1,842	1,777
	32,416	30,270	29,126
Income before income taxes	10,629	10,998	10,824
Income tax expense	1,624	480	2,030
Net income	9,005	10,518	8,794
Basic and diluted income per common share	$1.20	$1.41	$1.23

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2020	2019	2018
Net income	$9,005	$10,518	$8,794
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	1,012	3,773	(1,652)
Less reclassification adjustment for losses included in net income	(5)	(5)	(6)
Net unrealized gain (loss) recognized in comprehensive income	1,017	3,778	(1,646)
Tax effect	(253)	(864)	347
Other comprehensive income (loss)	764	2,914	(1,299)

Comprehensive income	$9,769	$13,432	$7,495

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2020

(Dollar amounts in thousands except share and per share data)

	Shares					Amount
	Preferred		Common			Preferred		Common

	Series E	Series F	Common	Non-Voting Common	Total Common	Series E	Series F	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, December 31, 2017	6,198	4,304	6,039,864	220,000	6,259,864	$1,644	$1,127	$125,729	$24,497	$(75,108)	$(5,216)	$72,673
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	52,856	—	52,856	—	—	—	—	—	—	—
Issuance of stock	—	—	150,000	1,000,000	1,150,000	—	—	14,910	—	—	—	14,910
Redemption and retirement of preferred shares	(6,198)	(4,304)	—	—	—	(1,644)	(1,127)	—	(734)	—	—	(3,505)
Stock-based compensation expense	—	—	—	—	—	—	—	—	524	—	—	524
Net income	—	—	—	—	—	—	—	—	—	8,794	—	8,794
Reclassification of disproportionate tax effect
due to change in federal tax rate	—	—	—	—	—	—	—	—	—	113	(113)	—
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balances, December 31, 2018	—	—	6,242,720	1,220,000	7,462,720	$—	$—	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	13,503	—	13,503	—	—	—	(314)	—	—	(314)
Forfeited unvested stock	—	—	(4,248)	—	(4,248)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	535	—	—	535
Net income	—	—	—	—	—	—	—	—	—	10,518	—	10,518
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	2,914	2,914
Balances, December 31, 2019	—	—	6,251,975	1,220,000	7,471,975	$—	$—	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	—	—	28,248	—	28,248	—	—	—	(75)	—	—	(75)
Forfeited unvested stock	—	—	(1,358)	—	(1,358)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	580	—	—	580
Non-voting shares converted to voting	—	—	220,000	(220,000)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	9,005	—	9,005
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	—	—	—	—	764	764
Balances, December 31, 2020	—	—	6,498,865	1,000,000	7,498,865	$—	$—	$140,639	$25,013	$(46,678)	$(2,950)	$116,024

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income	$9,005	$10,518	$8,794
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	2,986	1,669	1,080
Provision (negative provision) for loan losses	4,400	—	(500)
Net amortization on securities	655	700	865
Stock-based compensation expense	580	535	524
Deferred taxes, net	1,798	653	2,376
Net gain on sales of loans held for sale	—	—	(1)
Proceeds from sales of loans held for sale	—	—	71
Net gain on sales of other real estate owned	—	—	(72)
Net write-down of other real estate owned	—	260	850
Net realized (gain) loss on sales and calls of investment securities	5	5	6
Net (gain) loss on sale of premises and equipment	—	(1)	(692)
Net write-down of premises held for sale	150	150	392
Increase in cash surrender value of life insurance, net of premium expense	(404)	(391)	(417)
Amortization of operating lease right-of-use assets	593	185	—
Net change in accrued interest receivable and other assets	(106)	(302)	(491)
Net change in accrued interest payable and other liabilities	1,383	(763)	(155)
Net cash from operating activities	21,045	13,218	12,630

Cash flows from investing activities
Purchases of available for sale securities	(38,416)	(29,169)	(77,159)
Proceeds from sales and calls of available for sale securities	9,030	5,351	6,054
Proceeds from maturities and prepayments of available for sale securities	34,881	19,083	20,116
Proceeds from sale of other real estate owned	1,600	—	876
Improvements to other real estate owned	(140)	—	—
Purchases of Federal Home Loan Bank stock	(600)	—	—
Proceeds from mandatory redemption of Federal Home Loan Bank stock	950	996	90
Net changes in loans	(37,772)	(35,538)	(52,885)
Proceeds from sale of premises and equipment	—	1	1,590
Purchases of premises and equipment	(879)	(1,321)	(1,168)
Net cash paid for acquisition	—	(5,280)	—
Purchase of bank owned life insurance	(7,000)	—	—
Net cash from investing activities	(38,346)	(45,877)	(102,486)

Cash flows from financing activities
Net change in deposits	92,632	975	47,207
Repayment of Federal Home Loan Bank advances	(145,766)	(160,160)	(120,248)
Advances from Federal Home Loan Bank	105,000	175,000	155,000
Repayment of subordinated capital note	—	—	(2,250)
Proceeds from issuance of subordinated capital notes	8,000	17,000	—
Repayment of senior debt	(5,000)	(5,000)	—
Proceeds from issuance of common stock, net	—	—	14,910
Common shares withheld for taxes	(75)	(314)	—
Redemption of preferred stock	—	—	(3,505)
Net cash from financing activities	54,791	27,501	91,114
Net change in cash and cash equivalents	37,490	(5,158)	1,258
Beginning cash and cash equivalents	30,203	35,361	34,103
Ending cash and cash equivalents	$67,693	$30,203	$35,361

Supplemental cash flow information:
Interest paid	$10,422	$13,763	$10,607
Income taxes paid (refunded)	(346)	(346)	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	$—	$730
Transfer from premises and equipment to premises held for sale	310	—	1,050
Financed sales of other real estate owned	1,360	—	—
Initial recognition of right-of-use lease assets	—	507	—

See accompanying notes.

LIMESTONE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations – The consolidated financial statements include Limestone Bancorp, Inc. (Company) and its wholly-owned subsidiary, Limestone Bank, Inc. (Bank). All significant intercompany transactions and accounts have been eliminated in consolidation.

The Bank, established in 1902, is a state chartered non-member financial institution providing financial services through its banking center locations in south central, southern, and western Kentucky, as well as Lexington, Louisville, and Frankfort.

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

The extent to which the COVID-19 pandemic impacts the Company’s business, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Moreover, the effects of the COVID- 19 pandemic may have a material adverse effect on all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, or deferred tax assets.

Cash and Cash Equivalents – For the purpose of presentation in the statements of cash flows, the Company considers all cash and amounts due from depository institutions as well as interest bearing deposits in banks that mature within one year and are carried at cost to be cash equivalents. Included in cash and due from banks and interest bearing deposits are amounts required to be held at the Federal Reserve Bank of St. Louis or maintained in vault cash in accordance with regulatory reserve requirements. There were no balance requirements as of December 31, 2020 and $10.1 million as of December 31, 2019.

Securities – Debt securities are classified as held to maturity and carried at amortized cost when management has the intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method anticipating prepayments on mortgage backed securities. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

In evaluating securities for other-than-temporary impairment (“OTTI”), management considers the length of time and extent to which fair value has been less than cost, the financial condition, and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into 1) OTTI related to credit loss, which is recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

The Bank participated in the SBA Paycheck Protection Program (“PPP”) as a lender to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments are deferred for the first six months of the loan term. No collateral or personal guarantees were required. PPP loans were considered in the provision for loan losses in 2020, however, due to SBA guaranty the provision for loan losses impact was insignificant.

Loans purchased in a business acquisition are accounted for using one of the following accounting standards. 1) ASC Topic 310-20, Non Refundable Fees and Other Costs, is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between the loan’s day-one fair value and amortized cost would be amortized or accreted into income using the interest method or 2) ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, is used to value purchased credit impaired (PCI) loans. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC Topic 310-30, the expected cash flows that exceed the initial investment in the loan, or fair value, represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. Additionally, the difference between contractual cash flows and expected cash flows of PCI loans is referred to as the “non-accretable discount.”

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on actual loss history experienced over the most recent five years with equal weighting. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: changes in lending policies, procedures, and practices; effects of any change in risk selection and underwriting standards; national and local economic trends and conditions; industry conditions; trends in volume and terms of loans; experience, ability and depth of lending management and other relevant staff; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; and effects of changes in credit concentrations.

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

Other Real Estate Owned (“OREO”) – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. If fair value declines subsequent to foreclosure, a write-down is recorded through expense. Costs after acquisition are expensed unless the expenditure is for a recoverable improvement, which may be capitalized.

Premises and Equipment – Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and are depreciated using the straight-line method with useful lives generally ranging from 3 to 40 years. Leasehold improvements are amortized using the straight-line or accelerated method over terms of the related leases, including expected renewals, or over the useful lives of the improvements, whichever is shorter. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized.

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

Other intangible assets consist of core deposit intangible assets arising from a branch acquisition, which were initially measured at fair value and then amortized on an accelerated method over the estimated useful life.

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

Loan Commitments and Related Financial Instruments – Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer-financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded upon funding.

Comprehensive Income (Loss) – Comprehensive loss consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

Earnings Per Common Share – Basic earnings per common share is net income attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include the dilutive effect, if any, of additional potential common shares issuable under stock options, warrants, and any convertible securities. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Earnings Allocated to Participating Securities – The Company has issued and outstanding unvested common shares to employees and directors through its equity compensation plan. Earnings are allocated to these participating securities based on their percentage of total issued and outstanding shares.

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

Derivatives – Derivative financial instruments are carried at fair value and reflect the estimated amounts that would have been received to terminate these contracts at the reporting date based upon pricing or valuation models applied to current market information.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. The final standard removes specific exceptions to the general principles in Topic 740, improves financial statement preparers’ application of income tax-related guidance, and simplifies GAAP. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Adoption of this new guidance will not have a material impact on the consolidated financial statements.

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

The amortized cost and fair value of securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020	(in thousands)
Available for sale
U.S. Government and federal agency	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333
Collateralized loan obligations	44,730	—	(1,578)	43,152
State and municipal	34,759	1,296	—	36,055
Corporate bonds	31,635	472	(1,402)	30,705
Total available for sale	$201,517	$5,351	$(3,006)	$203,862

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019	(in thousands)
Available for sale
U.S. Government and federal agency	$22,281	$196	$(147)	$22,330
Agency mortgage-backed: residential	91,269	1,186	(255)	92,200
Collateralized loan obligations	49,831	—	(412)	49,419
State and municipal	27,819	550	(3)	28,366
Corporate bonds	16,472	213	—	16,685
Total available for sale	$207,672	$2,145	$(817)	$209,000

Sales and calls of securities were as follows:

	2020	2019	2018
	(in thousands)
Proceeds	$9,030	$5,351	$6,054
Gross gains	—	1	—
Gross losses	5	6	6

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	December 31, 2020
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$19,141	$18,217
One to five years	44,757	46,185
Five to ten years	44,902	45,148
Beyond ten years	21,135	19,979
Agency mortgage-backed: residential	71,582	74,333
Total	$201,517	$203,862

Securities pledged at year-end 2020 and 2019 had carrying values of approximately $81.4 million and $75.8 million, respectively, and were pledged to secure public deposits.

At December 31, 2020 and 2019, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $23.0 million and $14.5 million, respectively. At year-end 2020, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2020, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLOs are typically $300 million to $1 billion in size, contain one hundred or more loans, have five to six credit tranches ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the market values of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors.

At December 31, 2020, $27.1 million, $13.6 million, and $2.4 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. There was one CLO rated below A at BBB, which was downgraded during the third quarter of 2020. Stress testing was completed on each security in the CLO portfolio as of year-end to determine the conditions necessary for the Bank’s investment to incur the first dollar of loss. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The corporate bond portfolio consists of 13 subordinated debt securities and one senior debt security of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed for five years converting to floating at an index over LIBOR, or SOFR, or floating at an index over LIBOR, or SOFR, from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Securities with unrealized losses at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2020
Available for sale
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	4,772	(26)	—	—	4,772	(26)
Collateralized loan obligations	8,794	(251)	34,358	(1,327)	43,152	(1,578)
State and municipal	—	—	—	—	—	—
Corporate bonds	10,849	(1,402)	—	—	10,849	(1,402)
Total temporarily impaired	$24,415	$(1,679)	$34,358	$(1,327)	$58,773	$(3,006)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
2019
Available for sale
U.S. Government and federal agency	$12,567	$(147)	$—	$—	$12,567	$(147)
Agency mortgage-backed: residential	18,457	(97)	10,665	(158)	29,122	(255)
Collateralized loan obligations	9,539	(46)	35,336	(366)	44,875	(412)
State and municipal	911	(3)	—	—	911	(3)
Corporate bonds	—	—	—	—	—	—
Total temporarily impaired	$41,474	$(293)	$46,001	$(524)	$87,475	$(817)

NOTE 3 – LOANS

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	2020	2019
	(in thousands)
Commercial (1)	$208,244	$145,551
Commercial Real Estate:
Construction	92,916	64,911
Farmland	70,272	79,118
Nonfarm nonresidential	266,394	255,459
Residential Real Estate:
Multi-family	61,180	70,950
1-4 Family	188,955	226,629
Consumer	31,429	47,790
Agriculture	42,044	35,064
Other	647	799
Subtotal	962,081	926,271
Less: Allowance for loan losses	(12,443)	(8,376)
Loans, net	$949,638	$917,895

(1)	Includes PPP loans of $20.3 million at December 31, 2020.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020, 2019, and 2018:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
December 31, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	822	2,870	135	324	261	(12)	4,400
Loans charged off	(32)	(101)	(130)	(493)	(46)	–	(802)
Recoveries	29	201	151	45	30	13	469
Ending balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
December 31, 2019:
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	342	(622)	(958)	943	297	(2)	–
Loans charged off	(37)	(47)	(275)	(663)	(266)	–	(1,288)
Recoveries	106	73	524	75	3	3	784
Ending balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
December 31, 2018:
Beginning balance	$892	$4,032	$2,900	$64	$313	$1	$8,202
Provision (negative provision)	196	(192)	(599)	92	6	(3)	(500)
Loans charged off	(50)	(198)	(252)	(95)	(13)	(8)	(616)
Recoveries	261	1,034	403	69	15	12	1,794
Ending balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$2,176	$1	$–	$–	$–	$2,177
Collectively evaluated for impairment	2,529	4,874	1,898	361	600	4	10,266
Total ending allowance balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443

Loans:
Loans individually evaluated for impairment	$–	$5,361	$1,060	$–	$91	$–	$6,512
Loans collectively evaluated for impairment	208,244	424,221	249,075	31,429	41,953	647	955,569
Total ending loans balance	$208,244	$429,582	$250,135	$31,429	$42,044	$647	$962,081

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2020:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$308	$—	$—	$82	$16	$16
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	555	456	—	326	45	45
Nonfarm nonresidential	1,323	549	—	501	44	15
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,883	954	—	894	86	83
Consumer	259	—	—	55	3	3
Agriculture	393	91	—	27	—	—
Other	—	—	—	—	—	—
Subtotal	4,721	2,050	—	1,885	194	162
With An Allowance Recorded:
Commercial	—	—	—	5	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	198	4	—
Nonfarm nonresidential	6,465	4,356	2,176	901	263	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	106	106	1	102	9	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,571	4,462	2,177	1,206	276	—
Total	$11,292	$6,512	$2,177	$3,091	$470	$162

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of December 31, 2020 and 2019:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$374	$—	$374
Residential Real Estate:
1-4 Family	106	—	106
Total TDRs	$480	$—	$480

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2019
Commercial Real Estate:
Nonfarm nonresidential	$400	$—	$400
Residential Real Estate:
1-4 Family	75	—	75
Total TDRs	$475	$—	$475

At December 31, 2020 and 2019, 100% of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 as of December 31, 2020 and 2019, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts as of December 31, 2020 or December 31, 2019 to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2020, 2019, and 2018, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

The following table presents a summary of the TDR loan modifications by portfolio segment that occurred during the year ended December 31, 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Residential Real Estate:
1-4 Family	33	—	33
Total TDRs	$33	$—	$33

The Company has not allocated any reserves to customers whose loan terms have been modified during 2020. For modifications occurring during the twelve months ended December 31, 2020, the post-modification balances approximate the pre-modification balances. There were no TDR loan modifications during the year ended December 31, 2019.

Non-TDR Loan Modifications due to COVID-19

The Company has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status. Short-term loan modifications totaled $15.3 million at December 31, 2020.

Non-performing Loans

Non-performing loans include impaired loans and smaller balance homogeneous loans, such as residential mortgage and consumer loans, that are collectively evaluated for impairment. The following table presents the recorded investment in nonaccrual and loans past due 90 days and still on accrual by class of loan as of December 31, 2020 and 2019:

	Nonaccrual		Loans Past Due 90 Days And Over Still Accruing
	2020	2019	2020	2019
	(in thousands)

Commercial	$—	$50	$—	$—
Commercial Real Estate:
Construction	—	—	—	—
Farmland	456	431	—	—
Nonfarm nonresidential	175	90	—	—
Residential Real Estate:
Multi-family	—	—	—	—
1-4 Family	954	817	—	—
Consumer	—	98	—	—
Agriculture	91	42	—	—
Other	—	—	—	—
Total	$1,676	$1,528	$—	$—

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2020 and 2019:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2020
Commercial	$20	$—	$—	$—	$20
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	325	53	—	456	834
Nonfarm nonresidential	—	26	—	175	201
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,110	217	—	954	2,281
Consumer	59	49	—	—	108
Agriculture	23	27	—	91	141
Other	—	—	—	—	—
Total	$1,537	$372	$—	$1,676	$3,585

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2019
Commercial	$14	$3	$—	$50	$67
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	274	—	—	431	705
Nonfarm nonresidential	206	—	—	90	296
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,162	503	—	817	2,482
Consumer	91	164	—	98	353
Agriculture	—	—	—	42	42
Other	—	—	—	—	—
Total	$1,747	$670	$—	$1,528	$3,945

Credit Quality Indicators

Management categorizes all loans into risk categories at origination based upon original underwriting. Thereafter, management categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends. Additionally, loans are analyzed through internal and external loan review processes and are routinely analyzed through credit administration processes which classify the loans as to credit risk. The following definitions are used for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2020 and 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2020
Commercial	$201,240	$192	$—	$6,812	$—	$208,244
Commercial Real Estate:
Construction	92,916	—	—	—	—	92,916
Farmland	65,556	3,714	—	1,002	—	70,272
Nonfarm nonresidential	258,665	1,605	—	6,124	—	266,394
Residential Real Estate:
Multi-family	50,732	10,448	—	—	—	61,180
1-4 Family	183,379	2,831	—	2,745	—	188,955
Consumer	31,387	3	—	39	—	31,429
Agriculture	41,503	86	—	455	—	42,044
Other	647	—	—	—	—	647
Total	$926,025	$18,879	$—	$17,177	$—	$962,081

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)

December 31, 2019
Commercial	$130,312	$11,280	$—	$3,959	$—	$145,551
Commercial Real Estate:
Construction	64,911	—	—	—	—	64,911
Farmland	71,503	6,663	—	952	—	79,118
Nonfarm nonresidential	245,995	6,986	—	2,478	—	255,459
Residential Real Estate:
Multi-family	70,950	—	—	—	—	70,950
1-4 Family	221,727	2,420	—	2,482	—	226,629
Consumer	47,657	5	—	128	—	47,790
Agriculture	34,853	168	—	43	—	35,064
Other	799	—	—	—	—	799
Total	$888,707	$27,522	$—	$10,042	$—	$926,271

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2020	2019
	(in thousands)
Land and buildings	$21,214	$21,228
Furniture and equipment	9,323	8,884
Leased right-of-use asset	2,477	3,070
	33,014	33,182
Accumulated depreciation	(14,481)	(13,524)
	$18,533	$19,658

See ‘Note 5 – Leases’ for additional details regarding the Bank’s leased right-of-use asset and lease liability.

Depreciation expense was $1.1 million, $801,000 and $833,000 for 2020, 2019 and 2018, respectively.

NOTE 5 – LEASES

As of December 31, 2020, the Company leases real estate for six branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2045, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 21 years as of December 31, 2020.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the estimated rate of interest that the Bank would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 5.47% as of December 31, 2020.

Total rental expense was $551,000 and $294,000 for the years ended December 31, 2020 and December 31, 2019, respectively. During 2019, the Company assumed three leases as a result of the branch purchase transaction, and also commenced the lease for a new branch in Lexington. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $2.5 million as of December 31, 2020 and $3.1 million as of December 31, 2019.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2020 (in thousands):

2020

2021	279
2022	183
2023	186
2024	185
2025	162
Thereafter	3,503
Total minimum lease payments	4,498
Discount effect of cash flows	(2,021)
Present value of lease liabilities	$2,477

At December 31, 2020, the Company has entered into two additional leases for new branch offices that have yet to commence. The right of use asset and lease liability for the leases yet to commence are estimated to be approximately $3.3 million and are expected to be recorded in the first quarter of 2021.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2020	2019
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	1,765	3,225
	$1,765	$3,225

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $35,000 and $172,000 at December 31, 2020 and December 31, 2019, respectively.

Activity relating to OREO during the years indicated is as follows:

	2020	2019	2018
	(in thousands)
OREO Activity
OREO as of January 1	$3,225	$3,485	$4,409
Real estate acquired	—	—	730
Valuation adjustment write-downs	—	(260)	(850)
Net gain on sale	—	—	72
Proceeds from sale of properties	(1,600)	—	(876)
Improvements	140	—	—
OREO as of December 31	$1,765	$3,225	$3,485

Expenses related to OREO include:

	2020	2019	2018
	(in thousands)
Net gain on sale	$—	$—	$(72)
Valuation adjustment write-downs	—	260	850
Operating expense	63	108	90
Total	$63	$368	$868

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s acquired goodwill and intangible assets as of December 31, 2020 and December 31, 2019:

	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	256	2,500	—
Outstanding, ending	$8,752	$256	$8,752	$—

During 2019, the Company recorded $6.3 million of goodwill related to a branch purchase transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. Given the current economic environment, the Company engaged an independent third party expert to perform a quantitative assessment as of November 30, 2020 to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The Company recorded $256,000 intangible amortization expense during 2020. During 2019, the Company did not record any intangible amortization expense.

The estimated amortization expense of the core deposit intangible for the years ending December 31 is as follows (in thousands):

Amortization Expense
2021	$256
2022	256
2023	256
2024	256
2025	256
Thereafter	964
$2,244

NOTE 8 – DEPOSITS

The following table details deposits by category:

	December 31, 2020	December 31, 2019
	(in thousands)
Non-interest bearing	$243,022	$187,551
Interest checking	190,625	146,038
Money market	175,785	160,837
Savings	142,623	56,015
Certificates of deposit	367,552	476,534
Total	$1,119,607	$1,026,975

Time deposits of $250,000 or more were approximately $50.7 million and $51.2 million at year-end 2020 and 2019, respectively.

Scheduled maturities of total time deposits for each of the next five years are as follows (in thousands):

Total
2021	$272,031
2022	39,876
2023	17,419
2024	11,092
2025	26,657
Thereafter	477
$367,552

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2020	2019
	(in thousands)

Short term advance (fixed rate 0.00%) maturing April 2021	$623	$60,000
Long term advance (fixed rate 0.77%) maturing February 2030	20,000	1,389
Total advances from the Federal Home Loan Bank	$20,623	$61,389

FHLB advances had a weighted-average rate of 0.75% at December 31, 2020 and 1.70% at December 31, 2019. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2020 or 2019. The $20.0 million long term advance is callable quarterly at the FHLB’s option. The advances were collateralized by approximately $133.7 million and $166.0 million of first mortgage loans, under a blanket lien arrangement at December 31, 2020 and December 31, 2019, respectively and $20.3 million of loans originated under the SBA Payment Protection Plan at December 31, 2020. At December 31, 2020, the Bank’s additional borrowing capacity with the FHLB was $93.9 million.

Scheduled principal payments during the next five years and thereafter (in thousands):

Advances
2021	$623
2022	—
2023	—
2024	—
2025	—
Thereafter	20,000
$20,623

At year-end 2020, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

NOTE 10 – BORROWINGS

Junior Subordinated Debentures - The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At December 31, 2020, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of December 31, 2020, the 3-month LIBOR was 0.24%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

Subordinated Capital Notes - The Company’s subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital. On July 31, 2020, the Company completed the issuance of an additional $8.0 million in subordinated notes under the July 23, 2019 indenture with the same terms and with the additional commitment by the Company to extend the optional prepayment date to July 31, 2025 so long as the additional notes qualify as Tier 2 regulatory capital. The Company used the net proceeds from the issuance of the additional notes to retire its senior debt and retained the remaining balance for general corporate purposes. The subordinated capital notes qualify as Tier 2 regulatory capital.

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan – The Company’s 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed by employees. The Company, at its discretion, may make additional contributions. Total contributions made by the Company to the plan totaled approximately $399,000, $362,000 and $347,000 in 2020, 2019 and 2018, respectively.

NOTE 12 – INCOME TAXES

Income tax expense was as follows:

	2020	2019	2018
	(in thousands)
Current	$(173)	$(173)	$(346)
Deferred	1,372	505	121
Net operating loss	903	1,725	2,255
Establish state deferred tax asset	(478)	(1,577)	—
	$1,624	$480	$2,030

For 2020 and 2019, income tax expense benefitted from the establishment of a net deferred tax assets related to a change in Kentucky tax law enacted during 2019. Income tax expense benefitted $478,000 and $1.6 million for the years ended December 31, 2020 and 2019, respectively, or $0.06 per basic and diluted common share, and $0.21 per basic and diluted common share, respectively. The new law eliminates the Kentucky bank franchise tax, which is assessed at a rate of 1.1% of average capital, and implements a state income tax for the Bank at a statutory rate of 5%. The new Kentucky income tax went into effect on January 1, 2021.

Effective tax rates differ from federal statutory rate applied to income before income taxes due to the following:

	2020	2019	2018
	(in thousands)
Federal statutory rate	21%	21%	21%
Federal statutory rate times financial statement income	$2,232	$2,310	$2,273
Effect of:
Tax-exempt income	(73)	(66)	(80)
Establish state deferred tax asset	(478)	(1,577)	—
Non-taxable life insurance income	(89)	(86)	(92)
Restricted stock vesting	7	(137)	(115)
Other, net	25	36	44
Total	$1,624	$480	$2,030

Year-end deferred tax assets and liabilities were due to the following:

	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$22,012	$22,915
Allowance for loan losses	3,104	2,090
OREO write-down	914	2,665
Alternative minimum tax credit carry-forward	—	173
Net assets from acquisitions	72	228
New market tax credit carry-forward	208	208
Nonaccrual loan interest	315	303
Accrued expenses	131	102
Lease liability	618	766
Other	332	309
	27,706	29,759

Deferred tax liabilities:
FHLB stock dividends	478	563
Fixed assets	71	57
Deferred loan costs	172	170
Net unrealized gain on securities	585	331
Lease right-of-use assets	618	766
Other	68	107
	1,992	1,994
Net deferred tax assets	$25,714	$27,765

At December 31, 2020, the Company had net federal net operating loss carryforwards of $98.2 million, which will begin to expire in 2032, and state net operating loss carryforwards of $35.0 million, which will begin to expire in 2025. During 2020, the $173,000 alternative minimum tax credit carry-forward was refunded due to the enactment of CARES Act.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2020 or December 31, 2019 related to unrecognized tax benefits.

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

On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of the Company’s common shares that could result in an ownership change under Section 382. The transfer restrictions were extended in May 2018 by shareholder vote and will expire on the earlier of (i) May 23, 2021, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if the Company’s Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of its NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2017.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2020 were as follows (in thousands):

Beginning balance	$13,045
New loans and advances	4,750
Repayments	(3,500)
Ending balance	$14,295

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2020 and 2019 were $1.3 million and $505,000, respectively.

Hogan Development Company assists the Bank in onboarding, managing, and selling the Bank’s OREO. Hogan Development Company is owned by W. Glenn Hogan, a director. The agreement with Hogan Development Company is periodically reviewed and evaluated by the Audit Committee. The Bank paid real estate management fees of $26,000 in 2020 and $20,000 in 2019. The Bank paid no real estate sales and leasing commissions in 2020 or 2019.

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

The Basel III rules established a “capital conservation buffer” of 2.5% above the regulatory minimum risk-based capital ratios. Including the capital conservation buffer, the minimum ratios are a common equity Tier 1 risk-based capital ratio of 7.0%, a Tier 1 risk-based capital ratio of 8.5%, and a total risk-based capital ratio of 10.5%. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below minimum levels plus the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions without prior regulatory approval.

The Company’s capital ratios were positively impacted by the additional $8.0 million of subordinated notes issued on July 21, 2020, as the subordinated notes meet the requirements to qualify as Tier 2 capital.

As of December 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject. At year end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total risk-based capital (to risk-weighted assets)	$142,449	13.20%	$86,302	8.00%	$107,878	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	130,006	12.05	48,545	4.50	70,120	6.50
Tier 1 capital (to risk-weighted assets)	130,006	12.05	64,727	6.00	86,302	8.00
Tier 1 capital (to average assets)	130,006	10.21	50,908	4.00	63,636	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019:
Total risk-based capital (to risk-weighted assets)	$121,335	12.08%	$80,341	8.00%	$100,426	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	112,959	11.25	45,192	4.50	65,277	6.50
Tier 1 capital (to risk-weighted assets)	112,959	11.25	60,256	6.00	80,341	8.00
Tier 1 capital (to average assets)	112,959	9.99	45,208	4.00	56,510	5.00

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

	2020		2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$20,990	$17,466	$11,577	$20,415
Unused lines of credit	5,964	144,790	7,916	111,230
Standby letters of credit	175	1,342	531	3,164

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at December 31, 2020 and December 31, 2019. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At December 31, 2020 and December 31, 2019, the fair value of the risk participation agreements were $188,000 and $87,000, respectively.

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

Management routinely applies internal discounts to the value of appraisals used in the fair value evaluation of the Bank’s impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the Bank’s appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 25% for real estate that is determined to have a thin trading market or to be specialized collateral. This is in addition to estimated discounts for cost to sell of six to ten percent.

Management also applies discounts to the expected fair value of collateral for impaired loans where the likely resolution involves litigation or foreclosure. Resolution of this nature generally results in receiving lower values for real estate collateral in a more aggressive sales environment. Discounts ranging from 10% to 33% have been utilized in the Bank’s impairment evaluations when applicable.

Impaired loans are evaluated quarterly for additional impairment. Management obtains updated appraisals on properties securing the Bank’s loans when circumstances are warranted such as at the time of renewal or when market conditions have significantly changed. This determination is made on a property-by-property basis in light of circumstances in the broader economic climate and the assessment of deterioration of real estate values in the market in which the property is located.

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$19,617	$—	$19,617	$—
Agency mortgage-backed: residential	74,333	—	74,333	—
Collateralized loan obligations	43,152	—	40,764	2,388
State and municipal	36,055	—	36,055	—
Corporate bonds	30,705	—	18,789	11,916
Total	$203,862	$—	$189,558	$14,304

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$22,330	$—	$22,330	$—
Agency mortgage-backed: residential	92,200	—	92,200	—
Collateralized loan obligations	49,419	—	49,419	—
State and municipal	28,366	—	28,366	—
Corporate bonds	16,685	—	16,685	—
Total	$209,000	$—	$209,000	$—

There were no transfers between Level 1 and Level 2 during 2020 or 2019.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the year ended December 31, 2020, the Company reclassified one collateralized loan obligation and six corporate bonds from Level 2 to Level 3. The Company’s collateralized loan obligations and corporate bond valuations were supported by an analysis prepared by an independent third party and approved by management.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020:

	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2020	$—	$—
Total gains or losses for the year:
Included in other comprehensive income	—	—
Transfers into Level 3	2,388	11,916
Balance of recurring Level 3 assets at December 31, 2020	$2,388	$11,916

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,388	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		2%		(2%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$11,916	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	322%	-	497%	(381%)
			Indicative broker bid	72%	-	107%	(80%)

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	105	—	—	105

		Fair Value Measurements at December 31, 2019 Using
		(in thousands)
	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Description
Impaired loans:
Commercial	$21	$—	$—	$21
Commercial real estate:
Farmland	245	—	—	245
Residential real estate:
1-4 Family	145	—	—	145

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.5 million, with a valuation allowance of $2.2 million, at December 31, 2020, resulting in $2.1 million provision for loan losses for the year ended December 31, 2020. At December 31, 2019, impaired loans had a carrying amount of $453,000, with a valuation allowance of $42,000, at December 31, 2019, resulting in no additional provision for loan losses for the year ended December 31, 2019.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans - Commercial real estate	$2,180	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	65%	(33%)

		Income approach	Discount or capitalization rate		12%		(12%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2020:

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$67,693	$67,693	$—	$—	$67,693
Securities available for sale	203,862	—	189,558	14,304	203,862
Federal Home Loan Bank stock	5,887	N/A	N/A	N/A	N/A
Loans, net	949,638	—	—	941,330	941,330
Accrued interest receivable	4,444	—	925	3,519	4,444
Financial liabilities
Deposits	$1,119,607	$243,022	$878,309	$—	$1,121,331
Federal Home Loan Bank advances	20,623	—	20,665	—	20,665
Junior subordinated debentures	21,000	—	—	16,194	16,194
Subordinated capital notes	25,000	—	—	25,207	25,207
Accrued interest payable	859	—	231	628	859

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2019:

		Fair Value Measurements at December 31, 2019 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$30,203	$30,203	$—	$—	$30,203
Securities available for sale	209,000	—	209,000	—	209,000
Federal Home Loan Bank stock	6,237	N/A	N/A	N/A	N/A
Loans, net	917,895	—	—	925,388	925,388
Accrued interest receivable	4,257	—	1,118	3,139	4,257
Financial liabilities
Deposits	$1,026,975	$187,551	$839,882	$—	$1,027,433
Federal Home Loan Bank advances	61,389	—	61,395	—	61,395
Junior subordinated debentures	21,000	—	—	17,466	17,466
Subordinated capital notes	17,000	—	—	17,003	17,003
Senior debt	5,000	—	—	5,022	5,022
Accrued interest payable	1,129	—	647	482	1,129

NOTE 17 – STOCK PLANS AND STOCK BASED COMPENSATION

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 262,374. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three years. Shares issued annually to each non-employee director have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2020 unvested shares issued was $534,000, or $15.33 per weighted-average share. The Company recorded $580,000, $535,000, and $524,000 of stock-based compensation during 2020, 2019, and 2018, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $122,000, $112,000, and $110,000 was recognized related to this expense in 2020, 2019, and 2018, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Company’s equity compensation plan:

	Twelve Months Ended		Twelve Months Ended
	December 31, 2020		December 31, 2019
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	57,774	$13.35	116,909	$8.69
Granted	34,858	15.33	34,501	14.81
Vested	(43,836)	12.69	(89,388)	7.83
Forfeited	(1,358)	15.95	(4,248)	13.07
Outstanding, ending	47,438	$15.34	57,774	$13.35

Unrecognized stock based compensation expense related to unvested shares for 2021 and beyond is estimated as follows (in thousands):

2021	$305
2022	134
2023	16
2024 & thereafter	—

NOTE 18 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2020	2019	2018
	(in thousands, except share and per share data)
Net income	$9,005	$10,518	$8,794
Less:
Earnings allocated to unvested shares	68	106	144
Net income attributable to common shareholders, basic and diluted	$8,937	$10,412	$8,650

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	7,492,190	7,468,215	7,159,723
Less:
Weighted average unvested common shares	56,809	75,084	117,030
Weighted average common shares outstanding	7,435,381	7,393,131	7,042,693
Basic income per common share	$1.20	$1.41	$1.23

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—
Weighted average common shares and potential common shares	7,435,381	7,393,131	7,042,693
Diluted income per common share	$1.20	$1.41	$1.23

The Company had no outstanding stock options at December 31, 2020, 2019 or 2018.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, gains on sales of premises and equipment, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $558,000, $501,000, and $660,000 of revenue for the years ended December 31, 2020, 2019, and 2018, respectively, within the scope of ASC 606. The remaining other non-interest income for the year is excluded from the scope of ASC 606.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Limestone Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands)
ASSETS
Cash and cash equivalents	$5,037	$4,769
Investment in banking subsidiary	150,560	138,321
Investment in and advances to other subsidiaries	776	776
Deferred taxes, net	5,953	5,138
Other assets	1,180	1,083
Total assets	$163,506	$150,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$46,775	$43,775
Accrued expenses and other liabilities	707	562
Shareholders’ equity	116,024	105,750
Total liabilities and shareholders’ equity	$163,506	$150,087

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Interest income	$37	$83	$45
Dividends from subsidiaries	23	36	35
Other income	20	19	38
Interest expense	(2,008)	(1,803)	(1,370)
Other expense	(1,357)	(1,179)	(1,290)
Loss before income tax and undistributed subsidiary income	(3,285)	(2,844)	(2,542)
Income tax expense (benefit)	(815)	(1,997)	(645)
Equity in undistributed subsidiary income	11,475	11,365	10,691
Net income	$9,005	$10,518	$8,794

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities
Net income	$9,005	$10,518	$8,794
Adjustments:
Equity in undistributed subsidiary income	(11,475)	(11,365)	(10,691)
Deferred taxes, net	(815)	(1,996)	(645)
Stock-based compensation expense	580	535	524
Net change in other assets	(97)	(401)	30
Net change in other liabilities	145	423	(1,093)
Net cash used in operating activities	(2,657)	(2,286)	(3,081)

Cash flows from investing activities
Investments in subsidiaries	—	(10,000)	(5,000)
Net cash used in investing activities	—	(10,000)	(5,000)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—	14,910
Redemption of preferred stock	—	—	(3,505)
Proceeds from issuance of subordinated capital notes	8,000	17,000	—
Repayment of senior debt	(5,000)	(5,000)	—
Common shares withheld for taxes	(75)	(314)	—
Net cash provided by financing activities	2,925	11,686	11,405

Net change in cash and cash equivalents	268	(600)	3,324
Beginning cash and cash equivalents	4,769	5,369	2,045
Ending cash and cash equivalents	$5,037	$4,769	$5,369

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

						Earnings Per Common Share
	Interest Income	Net Interest Income	Provision For Loan Losses	Income Before Income Taxes	Net Income	Basic (1)	Diluted (1)
	(in thousands, except per share data)
2020
First quarter (2)	$13,267	$9,762	$1,050	$2,201	$1,840	$0.25	$0.25
Second quarter (2)(3)	12,786	10,110	1,100	2,375	1,982	0.26	0.26
Third quarter (2)(3)	12,094	9,943	1,350	2,256	2,066	0.28	0.28
Fourth quarter (2)(3)	12,606	10,786	900	3,797	3,117	0.42	0.42

2019
First quarter (2)	$12,186	$8,959	$—	$2,962	$2,839	$0.38	$0.38
Second quarter (2)	12,376	8,800	—	3,022	3,633	0.49	0.49
Third quarter (2)	12,485	8,730	—	2,813	2,282	0.31	0.31
Fourth quarter (2)(4)	12,537	8,861	—	2,201	1,764	0.24	0.24

(1)

The sum of the quarterly net income per share (basic and diluted) differs from the annual net income per share (basic and diluted) because of the differences in the weighted average number of common shares outstanding and the common shares used in the quarterly and annual computations as well as differences in rounding.

(2)	Income tax expense for 2020 and 2019 benefitted from the establishment of a state net deferred tax assets related to the 2019 tax law enactments.

	Income Tax Benefit (Expense)	Basic and Diluted per Share Impact
2020:
First quarter	$72,000	$0.01
Second quarter	79,000	0.01
Third quarter	245,000	0.03
Fourth quarter	82,000	0.01

2019:
First quarter	$341,000	$0.05
Second quarter	1,209,000	0.16
Third quarter	34,000	NM
Fourth quarter	(7,000)	NM

(3)

Interest income benefitted $179,000, or $0.02 per basic and diluted share, in the second quarter of 2020, $195,000, or $0.02 per basic and diluted share, in the third quarter of 2020, and $767,000, or $0.08 per basic and diluted share, in the fourth quarter of 2020 from fees earned on PPP loans.

(4)	On November 15, 2019, the Company completed a four branch acquisition. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, management believes that the Company’s disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 within the required time periods as of the end of the period covered by this report.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management believes that as of December 31, 2020, the Company’s internal control over financial reporting was effective in achieving the objectives stated above.

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

Item 9B.         Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted a code of ethics applicable to the Chief Executive Officer and the senior financial officers, which is posted on the Bank’s website at http://www.limestonebank.comunder the Investors Relations section of the ‘About Us’ tab. If the Company amends or waives any of the provisions of the Code of Ethics applicable to its Chief Executive Officer or senior financial officers, management intends to disclose the amendment or waiver on its website. The Company will provide to any person without charge, upon request, a copy of this Code of Ethics. You can request a copy by contacting Limestone Bancorp, Inc., Chief Financial Officer, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

Additional information required by this Item 10 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2021, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2021, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2021, which includes the required information. The required information contained in the Company’s proxy statement under the heading “Stock Ownership of Directors, Officers, and Principal Shareholders” is incorporated herein by reference.

Certain information required by this Item 12 appears under the heading “Equity Compensation Plan Information” in Item 5 of this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2021, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2021, which includes the required information. The required information contained in the Company’s proxy statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
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

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3+	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.6	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.7	Company Order of Limestone Bancorp, Inc. dated July 21, 2020. Exhibit 4.2 to Form 8-K filed July 24, 2020 is incorporated by reference.

4.8

Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. issued July 31, 2020. Exhibit 4.7 to the Quarterly Report on Form 10-Q filed July 31, 2020 is incorporated by reference.

4.9	Description of Securities of Limestone Bancorp, Inc. registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.2	Form of Subordinated Note Purchase Agreement dated July 21, 2020 by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 24, 2020 is incorporated by reference.

Exhibit No. (1)	Description
10.3*	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.4*	Form of Restricted Stock Award Agreement. Exhibit 10.11 to Form 10-K filed March 8, 2019 is incorporated herein by reference.

10.5*	Employment Agreement, dated April 24, 2019, with John T. Taylor. Exhibit 10.1 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.6*	Employment Agreement, dated April 24, 2019, with John R. Davis. Exhibit 10.3 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.7*	Employment Agreement, dated April 24, 2019, with Joseph C. Seiler. Exhibit 10.4 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.8*	Employment Agreement, dated April 24, 2019, with Phillip W. Barnhouse. Exhibit 10.2 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.9

Securities Purchase Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated March 30, 2018.

10.10

Registration Rights Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated March 30, 2018.

10.11*	Description of Non-employee Director Restricted Stock Awards. Exhibit 10.19 to Form 10-K filed February 28, 2020 is incorporated herein by reference.

21.1	List of Subsidiaries of Limestone Bancorp, Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.

February 26, 2021	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	February 26, 2021
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	February 26, 2021
Phillip W. Barnhouse

/s/ Celia P. Catlett	Director	February 26, 2021
Celia P. Catlett

/s/ W. Glenn Hogan	Director	February 26, 2021
W. Glenn Hogan

/s/ Kevin J. Kooman	Director	February 26, 2021
Kevin J. Kooman

/s/ Michael T. Levy	Director	February 26, 2021
Michael T. Levy

/s/ James M. Parsons	Director	February 26, 2021
James M. Parsons

/s/ Bradford T. Ray	Director	February 26, 2021
Bradford T. Ray

/s/ Dr. Edmond J. Seifried	Director	February 26, 2021
Dr. Edmond J. Seifried