Form 10-Q
period 2021-03-31
LIMESTONE BANCORP, INC.
filed 2021-04-29
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

6,594,499 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at April 29, 2021.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets for March 31, 2021 and December 31, 2020

Unaudited Consolidated Statements of Income for the three months ended March 31, 2021 and 2020

Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020

Unaudited Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and 2020

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$9,800	$10,830
Interest bearing deposits in banks	74,047	56,863
Cash and cash equivalents	83,847	67,693
Securities available for sale	177,690	203,862
Securities held to maturity (fair value of $40,618)	41,254	—
Loans, net of allowance of $12,755 and $12,443, respectively	966,110	949,638
Premises and equipment, net	20,405	18,533
Premises held for sale	1,035	1,060
Other real estate owned	1,765	1,765
Federal Home Loan Bank stock	5,810	5,887
Bank owned life insurance	23,601	23,441
Deferred taxes, net	24,992	25,714
Goodwill	6,252	6,252
Other intangible assets, net	2,181	2,244
Accrued interest receivable and other assets	6,769	6,213
Total assets	$1,361,711	$1,312,302

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$268,882	$243,022
Interest bearing	898,108	876,585
Total deposits	1,166,990	1,119,607
Federal Home Loan Bank advances	20,613	20,623
Accrued interest payable and other liabilities	8,588	10,048
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,242,191	1,196,278
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,594,499 and 6,498,865 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,114	25,013
Retained deficit	(43,456)	(46,678)
Accumulated other comprehensive loss	(2,777)	(2,950)
Total stockholders' equity	119,520	116,024
Total liabilities and stockholders’ equity	$1,361,711	$1,312,302

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income
Loans, including fees	$10,961	$11,611
Taxable securities	1,116	1,467
Tax exempt securities	131	70
Interest-bearing deposits and other	42	119
	12,250	13,267
Interest expense
Deposits	1,026	2,772
Federal Home Loan Bank advances	38	220
Senior debt	—	56
Junior subordinated debentures	130	215
Subordinated capital notes	376	242
	1,570	3,505

Net interest income	10,680	9,762
Provision for loan losses	350	1,050
Net interest income after provision for loan losses	10,330	8,712

Non-interest income
Service charges on deposit accounts	548	668
Bank card interchange fees	960	750
Income from bank owned life insurance	165	96
Other	211	210
	1,884	1,724
Non-interest expense
Salaries and employee benefits	4,482	4,538
Occupancy and equipment	1,060	999
Professional fees	236	208
Marketing expense	182	214
FDIC insurance	135	—
Data processing expense	378	359
Deposit and state franchise tax	90	360
Deposit account related expense	491	451
Communications expense	173	218
Insurance expense	104	103
Postage and delivery	152	168
Other	501	617
	7,984	8,235
Income before income taxes	4,230	2,201
Income tax expense	1,008	361
Net income	3,222	1,840
Basic and diluted income per common share	$0.43	$0.25

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$3,222	$1,840
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	280	(4,126)
Amortization during period of net unrealized gain transferred to held to maturity	(50)	—
Net unrealized gain (loss) recognized in comprehensive income (loss)	230	(4,126)
Tax effect	(57)	978
Other comprehensive income (loss)	173	(3,148)

Comprehensive income (loss)	$3,395	$(1,308)

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2021 and 2020

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2021	6,498,865	1,000,000	7,498,865	$140,639	25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	95,634	—	95,634	—	(48)	—	—	(48)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	149	—	—	149
Net income	—	—	—	—	—	3,222	—	3,222
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	173	173
Balances, March 31, 2021	6,594,499	1,000,000	7,594,499	$140,639	25,114	$(43,456)	$(2,777)	$119,520

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2020	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	17,330	—	17,330	—	(37)	—	—	(37)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Net income	—	—	—	—	—	1,840	—	1,840
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,148)	(3,148)
Balances, March 31, 2020	6,269,305	1,220,000	7,489,305	$140,639	$24,577	$(53,843)	$(6,862)	$104,511

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2021 and 2020

(dollars in thousands)

	2021	2020
Cash flows from operating activities
Net income	$3,222	$1,840
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	916	479
Provision for loan losses	350	1,050
Net amortization on securities	145	146
Stock-based compensation expense	149	106
Deferred taxes, net	1,007	535
Net write-down of premises held for sale	25	25
Increase in cash surrender value of life insurance, net of premium expense	(160)	(91)
Amortization of operating lease right-of-use assets	81	187
Net change in accrued interest receivable and other assets	(2,319)	(334)
Net change in accrued interest payable and other liabilities	(1,460)	(1,215)
Net cash from operating activities	1,956	2,728

Cash flows from investing activities
Purchases of available for sale securities	(23,700)	(6,869)
Proceeds from sales and calls of available for sale securities	—	6,000
Proceeds from maturities and prepayments of available for sale securities	13,852	6,940
Purchases of held to maturity securities	(5,491)	—
Purchases of Federal Home Loan Bank stock	—	(600)
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	77	—
Net changes in loans	(17,420)	(35,712)
Purchases of premises and equipment	(445)	(390)
Net cash from investing activities	(33,127)	(30,631)

Cash flows from financing activities
Net change in deposits	47,383	30,925
Repayment of Federal Home Loan Bank advances	(10)	(95,040)
Advances from Federal Home Loan Bank	—	95,000
Common shares withheld for taxes	(48)	(37)
Net cash from financing activities	47,325	30,848
Net change in cash and cash equivalents	16,154	2,945
Beginning cash and cash equivalents	67,693	30,203
Ending cash and cash equivalents	$83,847	$33,148

Supplemental cash flow information:
Interest paid	$1,976	$3,919
Supplemental non-cash disclosure:
Transfer from loans to other real estate	$—	$—
Transfer from premises and equipment to premises held for sale	—	310
Transfer from available for sale to held to maturity securities	34,741	—
AOCI component of transfer from available for sale to held to maturity	1,081	—

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes. The final standard removes specific exceptions to the general principles in Topic 740, improves financial statement preparers’ application of income tax-related guidance, and simplifies GAAP. Certain provisions under ASU 2019-12 require prospective application, some require modified retrospective adoption, while other provisions require retrospective application to all periods presented in the consolidated financial statements upon adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

Note 2 – Securities

Securities are classified as available for sale (“AFS”) or held to maturity (“HTM”). AFS securities may be sold if needed for liquidity, asset liability management, or other reasons. AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. HTM securities are those securities the Bank has the intent and ability to hold until maturity and are reported at amortized cost.

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2021
Available for sale
U.S. Government and federal agency	$29,345	$493	$(19)	$29,819
Agency mortgage-backed: residential	75,303	2,295	(302)	77,296
Collateralized loan obligations	40,185	—	(566)	39,619
Corporate bonds	31,655	394	(1,093)	30,956
Total available for sale	$176,488	$3,182	$(1,980)	$177,690

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$41,254	$37	$(673)	$40,618
Total held to maturity	$41,254	$37	$(673)	$40,618

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333
Collateralized loan obligations	44,730	—	(1,578)	43,152
State and municipal	34,759	1,296	—	36,055
Corporate bonds	31,635	472	(1,402)	30,705
Total available for sale	$201,517	$5,351	$(3,006)	$203,862

During March 2021, to better manage interest rate risk, management transferred from AFS to HTM all the municipal securities in the portfolio having a book value of approximately $34.7 million, a market value of approximately $35.8 million, and a net unrealized gain of approximately $1.1 million. The transfer occurred at fair value. The related net unrealized gain included in other comprehensive income remained in other comprehensive income and will be amortized from other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. This transfer was completed after careful consideration of the intent and ability to hold these securities to maturity.

Sales and calls of securities were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Proceeds	$—	$6,000
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	March 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	3,591	3,775
Five to ten years	59,738	59,639
Beyond ten years	37,856	36,980
Agency mortgage-backed: residential	75,303	77,296
Total	$176,488	$177,690

Held to maturity
Within one year	$4,835	4,835
One to five years	12,252	$12,229
Five to ten years	2,433	2,420
Beyond ten years	21,734	21,134
Total	$41,254	$40,618

Securities pledged at March 31, 2021 and December 31, 2020 had carrying values of approximately $79.3 million and $81.4 million, respectively, and were pledged to secure public deposits.

At March 31, 2021 and December 31, 2020, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $29.2 million and $23.0 million, respectively. At March 31, 2021 and December 31, 2020, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2021, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At March 31, 2021, $27.7 million, $9.5 million, and $2.5 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. None of the CLOs were subject to ratings downgrade during the three months ended March 31, 2021.

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

Securities with unrealized and unrecognized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2021
Available for sale
U.S. Government and federal agency	$9,988	$(19)	$—	$—	$9,988	$(19)
Agency mortgage-backed: residential	14,426	(302)	—	—	14,426	(302)
Collateralized loan obligations	—	—	37,119	(566)	37,119	(566)
Corporate bonds	18,417	(1,093)	—	—	18,417	(1,093)
Total temporarily impaired	$42,831	$(1,414)	$37,119	$(566)	$79,950	$(1,980)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	33,301	(673)	—	—	33,301	(673)
Total temporarily impaired	$33,301	$(673)	$—	$—	$33,301	$(673)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2020
Available for sale
Agency mortgage-backed: residential	$4,772	$(26)	$—	$—	$4,772	$(26)
Collateralized loan obligations	8,794	(251)	34,358	(1,327)	43,152	(1,578)
Corporate bonds	10,849	(1,402)	—	—	10,849	(1,402)
Total temporarily impaired	$24,415	$(1,679)	$34,358	$(1,327)	$58,773	$(3,006)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)
Commercial (1)	$216,976	$208,244
Commercial Real Estate:
Construction	87,249	92,916
Farmland	68,218	70,272
Nonfarm nonresidential	303,005	266,394
Residential Real Estate:
Multi-family	63,706	61,180
1-4 Family	176,996	188,955
Consumer	28,425	31,429
Agriculture	33,727	42,044
Other	563	647
Subtotal	978,865	962,081
Less: Allowance for loan losses	(12,755)	(12,443)
Loans, net	$966,110	$949,638

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $27.9 million and $20.3 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision	(33)	647	(126)	(27)	(110)	(1)	350
Loans charged off	(19)	–	–	(19)	(39)	–	(77)
Recoveries	3	8	8	19	1	–	39
Ending balance	$2,480	$7,705	$1,781	$334	$452	$3	$12,755

March 31, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision	339	141	220	265	87	(2)	1,050
Loans charged off	(29)	(29)	(75)	(161)	(41)	–	(335)
Recoveries	5	20	21	4	8	1	59
Ending balance	$2,025	$4,212	$1,909	$593	$409	$2	$9,150

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$2,176	$2	$–	$–	$–	$2,178
Collectively evaluated for impairment	2,480	5,529	1,779	334	452	3	10,577
Total ending allowance balance	$2,480	$7,705	$1,781	$334	$452	$3	$12,755

Loans:
Loans individually evaluated for impairment	$–	$5,588	$1,034	$25	$103	$–	$6,750
Loans collectively evaluated for impairment	216,976	452,884	239,668	28,400	33,624	563	972,115
Total ending loans balance	$216,976	$458,472	$240,702	$28,425	$33,727	$563	$978,865

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020:

	As of March 31, 2021			Three Months Ended March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$315	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	793	696	—	576	—	—
Nonfarm nonresidential	1,311	536	—	542	14	7
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,860	930	—	942	17	17
Consumer	285	25	—	13	—	—
Agriculture	443	103	—	97	—	—
Other	—	—	—	—	—	—
Subtotal	5,007	2,290	—	2,170	31	24

With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	6,464	4,356	2,176	4,356	113	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	104	104	2	105	1	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,568	4,460	2,178	4,461	114	—
Total	$11,575	$6,750	$2,178	$6,631	$145	$24

	As of December 31, 2020			Three Months Ended March 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$308	$—	$—	$104	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	555	456	—	296	10	10
Nonfarm nonresidential	1,323	549	—	485	8	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,883	954	—	795	3	3
Consumer	259	—	—	121	1	1
Agriculture	393	91	—	21	—	—
Other	—	—	—	—	—	—
Subtotal	4,721	2,050	—	1,822	22	14
With An Allowance Recorded:
Commercial	—	—	—	12	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	212	2	—
Nonfarm nonresidential	6,465	4,356	2,176	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	106	106	1	111	2	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	6,571	4,462	2,177	335	4	—
Total	$11,292	$6,512	$2,177	$2,157	26	14

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2021 and December 31, 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$366	$—	$366
Residential Real Estate:
1-4 Family	33	71	104
Total TDRs	$399	$71	$470

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$374	$—	$374
Residential Real Estate:
1-4 Family	106	—	106
Total TDRs	$480	$—	$480

At March 31, 2021 and December 31, 2020, 75% and 100%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2021 and December 31, 2020. The Company has committed to lend no additional amounts as of March 31, 2021 and December 31, 2020 to borrowers with outstanding loans classified as TDRs. During the three months ended March 31, 2021 and March 31, 2020, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Non-TDR Loan Modifications due to COVID-19

The Company has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) extended eligible loan modifications under Section 4013 of the CARES Act from December 31, 2020 to January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Short-term loan modifications totaled $4.7 million at March 31, 2021 and $15.3 million at December 31, 2020. Included in the $4.7 million of short-term modifications is one commercial real estate loan secured by a retail facility totaling $4.4 million, which remains subject to, and is performing in accordance with, an interest only short-term COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of March 31, 2021 and December 31, 2020.

Past Due Loans

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of March 31, 2021 and December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2021
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	309	—	—	696	1,005
Nonfarm nonresidential	—	—	—	170	170
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	257	3	—	1,002	1,262
Consumer	—	56	—	25	81
Agriculture	111	195	—	103	409
Other	—	—	—	—	—
Total	$677	$254	$—	$1,996	$2,927

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2020
Commercial	$20	$—	$—	$—	$20
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	325	53	—	456	834
Nonfarm nonresidential	—	26	—	175	201
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,110	217	—	954	2,281
Consumer	59	49	—	—	108
Agriculture	23	27	—	91	141
Other	—	—	—	—	—
Total	$1,537	$372	$—	$1,676	$3,585

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

As of March 31, 2021, and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2021
Commercial	$210,143	$178	$—	$6,655	$—	$216,976
Commercial Real Estate:
Construction	87,249	—	—	—	—	87,249
Farmland	63,291	3,671	—	1,256	—	68,218
Nonfarm nonresidential	293,926	1,569	—	7,510	—	303,005
Residential Real Estate:
Multi-family	53,258	10,448	—	—	—	63,706
1-4 Family	172,374	1,777	—	2,845	—	176,996
Consumer	28,377	2	—	46	—	28,425
Agriculture	33,311	284	—	132	—	33,727
Other	563	—	—	—	—	563
Total	$942,492	$17,929	$—	$18,444	$—	$978,865

	Pass	Watch	Special Mention	Substandard	Doubtful	Total

	(in thousands)
December 31, 2020
Commercial	$201,240	$192	$—	$6,812	$—	$208,244
Commercial Real Estate:
Construction	92,916	—	—	—	—	92,916
Farmland	65,556	3,714	—	1,002	—	70,272
Nonfarm nonresidential	258,665	1,605	—	6,124	—	266,394
Residential Real Estate:
Multi-family	50,732	10,448	—	—	—	61,180
1-4 Family	183,379	2,831	—	2,745	—	188,955
Consumer	31,387	3	—	39	—	31,429
Agriculture	41,503	86	—	455	—	42,044
Other	647	—	—	—	—	647
Total	$926,025	$18,879	$—	$17,177	$—	$962,081

Note 4 – Leases

As of March 31, 2021, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2021 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 23 years as of March 31, 2021.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the estimated rate of interest that the Bank would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.53% as of March 31, 2021.

Total rental expense was $162,000 and $120,000 for the three months ended March 31, 2021 and 2020, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $4.2 million as of March 31, 2021 and $2.5 million as of December 31, 2020. During the first quarter of 2021, the Bank opened a new banking center in Louisville, which increased the right-of-use asset and lease liability by $1.8 million.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2021 (in thousands):

March 31, 2021

April – December 2021	$261
2022	273
2023	276
2024	274
2025	252
Thereafter	5,803
Total minimum lease payments	7,139
Discount effect of cash flows	(2,980)
Present value of lease liabilities	$4,159

At March 31, 2021, the Company has entered into two additional leases for new branch offices that have yet to commence. The right of use asset and lease liability for the leases yet to commence are estimated to be approximately $3.7 million, with approximately $1.5 million expected to be recorded in the second quarter of 2021 and $2.2 million expected to be recorded in the fourth quarter of 2021.

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

The following table presents the major categories of OREO at the period-ends indicated:

	March 31, 2021	December 31, 2020
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$1,765	$1,765
	$1,765	$1,765

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $100,000 and $35,000 at March 31, 2021 and December 31, 2020, respectively.

Activity relating to OREO during the three months ended March 31, 2021 and 2020 is as follows:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
OREO Activity
OREO as of January 1	$1,765	$3,225
Real estate acquired	—	—
Valuation adjustment write-downs	—	—
Net gain (loss) on sales	—	—
Proceeds from sales of properties	—	—
OREO as of March 31	$1,765	$3,225

Expenses related to OREO include:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss (gain) on sales	$—	$—
Valuation adjustment write-downs	—	—
Operating expense	11	16
Total	$11	$16

Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s goodwill and intangible assets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	319	2,500	256
Outstanding, ending	$8,752	$319	$8,752	$256

The Company has $6.3 million of goodwill related to a 2019 branch acquisition transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances may indicate the carrying value of goodwill exceeds fair value and may not be recoverable. The Company engaged an independent third-party expert to perform a quantitative assessment as of November 30, 2020 to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Goodwill is the Company’s sole intangible asset with an indefinite life.

The Company also has a core deposit intangible asset, which is amortized over a weighted average estimated life of the related deposits and is not estimated to have a significant residual value. Total amortization expense was $63,000 for the three months ended March 31, 2021 and the three months ended March 31, 2020.

Amortization expense related to the core deposit intangible is estimated as follows (in thousands):

March 31, 2021
April – December 2021	$192
2022	256
2023	256
2024	256
2025	256
Thereafter	965
$2,181

Note 7 – Deposits

The following table details deposits by category:

	March 31, 2021	December 31, 2020
	(in thousands)
Non-interest bearing	$268,882	$243,022
Interest checking	211,322	190,625
Money market	180,137	175,785
Savings	151,340	142,623
Certificates of deposit	355,309	367,552
Total	$1,166,990	$1,119,607

Time deposits of $250,000 or more were approximately $51.5 million and $50.7 million at March 31, 2021 and December 31, 2020, respectively.

Scheduled maturities of total time deposits at March 31, 2021 for each of the next five years are as follows (in thousands):

Year 1	$246,568
Year 2	41,747
Year 3	29,258
Year 4	12,538
Year 5	24,541
Thereafter	657
$355,309

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2021	2020
	(in thousands)

Short term advances (fixed rate 0.00%) maturing April 2021	$613	$623
Long term advances (fixed rate 0.77%) maturing February 2030	20,000	20,000
Total advances from the Federal Home Loan Bank	$20,613	$20,623

FHLB advances had a weighted-average rate of 0.75% at March 31, 2021 and December 31, 2020. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2021 or 2020. The $20.0 million long term advance is callable quarterly at the FHLB’s option. The advances were collateralized by approximately $124.3 million and $133.7 million of first mortgage loans, under a blanket lien arrangement at March 31, 2021 and December 31, 2020, respectively, and $27.9 million and $20.3 million of loans originated under the SBA Paycheck Protection Plan at March 31, 2021 and December 31, 2020, respectively. At March 31, 2021, the Bank’s additional borrowing capacity with the FHLB was $87.9 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$613
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$20,613

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At March 31, 2021, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of March 31, 2021, the 3-month LIBOR was 0.19%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

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

Financial assets measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at March 31, 2021 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$29,819	$—	$29,819	$—
Agency mortgage-backed: residential	77,296	—	77,296	—
Collateralized loan obligations	39,619	—	37,163	2,456
Corporate bonds	30,956	—	18,608	12,348
Total	$177,690	$—	$162,886	$14,804

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$19,617	$—	$19,617	$—
Agency mortgage-backed: residential	74,333	—	74,333	—
Collateralized loan obligations	43,152	—	40,764	2,388
State and municipal	36,055	—	36,055	—
Corporate bonds	30,705	—	18,789	11,916
Total	$203,862	$—	$189,558	$14,304

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021:

	March 31, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in other comprehensive income	68	432
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at March 31, 2021	$2,456	$12,348

These securities were transferred to Level 3 during the fourth quarter of 2020.

The following table presents quantitative information about recurring level 3 fair value measurements at March 31, 2021:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,456	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		2%		(2%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$12,348	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	244%	-	350%	(328%)
			Indicative broker bid	76%	-	105%	(83%)

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,388	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		2%		(2%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$11,916	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	322%	-	497%	(381%)
			Indicative broker bid	72%	-	107%	(80%)

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	102	—	—	102

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	105	—	—	105

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.5 million at March 31, 2021 with a valuation allowance of $2.2 million, resulting in additional provision for loan losses of $1,000 for the three months ended March 31, 2021. Impaired loans had a carrying amount of $218,000 with a valuation allowance of $20,000, resulting in no additional provision for loan losses for the three months ended March 31, 2020. At December 31, 2020, impaired loans had a carrying amount of $4.5 million, with a valuation allowance of $2.2 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$83,847	$83,847	$—	$—	$83,847
Securities available for sale	177,690	—	162,886	14,804	177,690
Securities held to maturity	41,254	—	40,618	—	40,618
Federal Home Loan Bank stock	5,810	N/A	N/A	N/A	N/A
Loans, net	966,110	—	—	962,943	962,943
Accrued interest receivable	4,432	—	893	3,539	4,432
Financial liabilities
Deposits	$1,166,990	$268,882	$899,734	$—	$1,168,616
Federal Home Loan Bank advances	20,613	—	20,745	—	20,745
Junior subordinated debentures	21,000	—	—	17,708	17,708
Subordinated capital notes	25,000	—	—	25,883	25,883
Accrued interest payable	453	—	184	269	453

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$67,693	$67,693	$—	$—	$67,693
Securities available for sale	203,862	—	189,558	14,304	203,862
Federal Home Loan Bank stock	5,887	N/A	N/A	N/A	N/A
Loans, net	949,638	—	—	941,330	941,330
Accrued interest receivable	4,444	—	925	3,519	4,444
Financial liabilities
Deposits	$1,119,607	$243,022	$878,309	$—	$1,121,331
Federal Home Loan Bank advances	20,623	—	20,665	—	20,665
Junior subordinated debentures	21,000	—	—	16,194	16,194
Subordinated capital notes	25,000	—	—	25,207	25,207
Accrued interest payable	859	—	231	628	859

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2020	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$20,966	$22,012
Allowance for loan losses	3,183	3,104
OREO write-down	914	914
Net assets from acquisitions	28	72
New market tax credit carry-forward	208	208
Nonaccrual loan interest	323	315
Accrued expenses	145	131
Lease liability	1,037	618
Other	339	332
	27,143	27,706

Deferred tax liabilities:
FHLB stock dividends	471	478
Fixed assets	74	71
Deferred loan costs	188	172
Net unrealized gain on securities	300	585
Lease right-of-use assets	1,037	618
Other	81	68
	2,151	1,992
Net deferred tax asset	$24,992	$25,714

At March 31, 2021, the Company had net federal operating loss carryforwards of $94.0 million, which will begin to expire in 2032, and state net operating loss carryforwards of $30.8 million, which begin to expire in 2025.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2021 or March 31, 2020 related to unrecognized tax benefits.

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

Note 12 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 166,740. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three to seven years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2021 unvested shares issued was $1.3 million, or $13.25 per weighted-average share. The Company recorded $149,000 and $106,000 of stock-based compensation to salaries and employee benefits for the three months ended March 31, 2021 and 2020, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $37,000 and $22,000 was recognized related to this expense during the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	47,438	$15.34	57,774	$13.35
Granted	99,013	13.25	34,858	15.33
Vested	(12,876)	15.82	(43,836)	12.69
Forfeited	—	—	(1,358)	15.95
Outstanding, ending	133,575	$13.74	47,438	$15.34

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

April – December 2021	$407
2022	398
2023	280
2024	137
2025	130
Thereafter	267

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2021	2020
	(in thousands, except share and per share data)

Net income	$3,222	$1,840
Less:
Earnings allocated to unvested shares	38	15
Net income available to common shareholders, basic and diluted	$3,184	$1,825

Basic and Diluted
Weighted average common shares including unvested common shares outstanding	7,575,211	7,481,884
Less:
Weighted average unvested common shares	90,507	61,363
Weighted average common shares outstanding	7,484,704	7,420,521
Basic and diluted income per common share	$0.43	$0.25

The Company had no outstanding stock options or warrants at March 31, 2021 or 2020.

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

As of March 31, 2021, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of March 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021:
Total risk-based capital (to risk-weighted assets)	$146,865	13.37%	$87,890	8.00%	$109,862	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	134,110	12.21	49,438	4.50	71,410	6.50
Tier 1 capital (to risk-weighted assets)	134,110	12.21	65,917	6.00	87,890	8.00
Tier 1 capital (to average assets)	134,110	10.44	51,380	4.00	64,225	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total risk-based capital (to risk-weighted assets)	$142,449	13.20%	$86,302	8.00%	$107,878	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	130,006	12.05	48,545	4.50	70,120	6.50
Tier 1 capital (to risk-weighted assets)	130,006	12.05	64,727	6.00	86,302	8.00
Tier 1 capital (to average assets)	130,006	10.21	50,908	4.00	63,636	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$21,139	$19,198	$20,990	$17,466
Unused lines of credit	6,969	153,381	5,964	144,790
Standby letters of credit	433	346	175	1,342

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at March 31, 2021 and December 31, 2020. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At March 31, 2021 and December 31, 2020, the fair value of the risk participation agreements were $113,000 and $188,000, respectively.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $153,000 and $156,000 of revenue for three months ended March 31, 2021 and March 31, 2020, respectively, within the scope of ASC 606. The remaining other non-interest income for the three months is excluded from the scope of ASC 606.

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
●

factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures; the ability of the Company’s competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully;

●	inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions;
●	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	future acquisitions, integrations and performance of acquired businesses;
●	fiscal and governmental policies of the United States federal government; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part II Item 1A “Risk Factors” of this report, as well as Part I Item 1A “Risk Factors” of the Company’s December 31, 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of March 31, 2021, the Company had total assets of $1.36 billion, total loans of $978.9 million, total deposits of $1.17 billion and stockholders’ equity of $119.5 million.

The Company reported net income of $3.2 million for the three months ended March 31, 2021, compared with $1.8 million for the first quarter of 2020. Income tax expense was $1.0 million for the first quarter of 2021, compared with $361,000 for the first quarter of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $214,000 for the first quarter of 2021, compared to a state income tax benefit of $72,000 for the first quarter of 2020, which was related to the establishment of a net deferred tax asset due to the tax law change.

Significant items for the three months ended March 31, 2021 are as follows:

●

Average loans receivable were $964.4 million for the quarter ended March 31, 2021, compared with $965.3 million for the fourth quarter of 2020, and $949.2 million for the first quarter of 2020. SBA Paycheck Protection Program (“PPP”) loan balances total $27.9 million at March 31, 2021, compared to $20.3 million at December 31, 2020. The first quarter of 2021 included PPP loan originations of $18.6 million. The PPP program loans began funding in the second quarter of 2020.

●

Net interest margin was 3.53% for the first three months of 2021 compared with 3.31% for the first three months of 2020. The yield on earning assets decreased to 4.05% in the first quarter of 2021 as compared to 4.50% in the first quarter of 2020. The yield on earning assets in the first quarter of 2021 was negatively impacted by lower interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate pricing features, and new loans originated in the lower interest rate environment, including PPP loans which carry a rate of 1.0%. The negative impact of lower rates was offset by $436,000 in fees earned on PPP loans during the first quarter of 2021. The cost of interest-bearing liabilities decreased from 1.45% in the first quarter of 2020 to 0.68% in the first quarter of 2021 as a result of decreases in short-term interest rates during 2020 and continued improvement in deposit mix.

●

A provision of $350,000 was recorded in the first quarter of 2021, compared to $1.1 million in the first quarter of 2020. The 2021 loan loss provision was attributable to the net loan charge-offs and growth trends within the portfolio during the quarter, while the 2020 provision was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. Net loan charge-offs were $38,000 for the first quarter of 2021, compared to net loan charge-offs of $276,000 for the first quarter of 2020.

●

Loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $677,000 at March 31, 2021, and loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $254,000 at March 31, 2021. Total loans past due and nonaccrual loans decreased to $2.9 million at March 31, 2021, from $3.6 million at December 31, 2020.

●

Deposits were $1.17 billion at March 31, 2021, compared with $1.12 billion at December 31, 2020. Certificate of deposit balances decreased $12.2 million during the first three months of 2021 to $355.3 million at March 31, 2021, from $367.6 million at December 31, 2020. Interest checking accounts increased $20.7 million, non-interest bearing accounts increased $25.9 million, money market increased $4.4 million, and savings accounts increased $8.7 million during the quarter ended March 31, 2021 compared with December 31, 2020.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2020. Management has discussed the development, selection, and application of the Company’s critical accounting policies with its Audit Committee. During the first three months of 2021, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2021, compared with the same period of 2020:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,250	$13,267	$(1,017)	(7.7)%
Gross interest expense	1,570	3,505	(1,935)	(55.2)
Net interest income	10,680	9,762	918	9.4
Provision for loan losses	350	1,050	(700)	(66.7)
Non-interest income	1,884	1,724	160	9.3
Non-interest expense	7,984	8,235	(251)	(3.0)
Net income before taxes	4,230	2,201	2,029	92.2
Income tax expense	1,008	361	647	179.2
Net income	3,222	1,840	1,382	75.1

Net income for the three months ended March 31, 2021 totaled $3.2 million, compared with $1.8 million for the comparable period of 2020. Net interest income increased $918,000 from the first quarter of 2020 as a result of a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolios. Provision for loan losses expense of $350,000 was recorded in the first quarter of 2021 as compared to $1.1 million in the first quarter of 2020. The 2021 provision was primarily in response to the level of net loan charge-offs and loan growth during the quarter, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. Non-interest income increased $160,000 from $1.7 million in the first quarter of 2020 to $1.9 million for the first quarter of 2021 primarily related to the increase in bank card interchange fees of $210,000, partially offset by a decrease of $120,000 in service charges on deposit accounts. Non-interest expense decreased $251,000 from $8.2 million in the first quarter of 2020 to $8.0 million in the first quarter of 2021 primarily due to a $270,000 decrease in state franchise tax expense as a result of the elimination of the Kentucky bank franchise tax as discussed below.

Net income before taxes was $4.2 million for the first quarter of 2021, compared with $2.2 million for the first quarter of 2020. Income tax expense was $1.0 million for the first quarter of 2021, compared with $361,000 for the first quarter of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $214,000 for the first quarter of 2021, compared to a state income tax benefit of $72,000 for the first quarter of 2020 related to the establishment of a net deferred tax asset due to the tax law change.

Net Interest Income – Net interest income was $10.7 million for the three months ended March 31, 2021, an increase of $918,000, or 9.4%, compared with $9.8 million for the same period in 2020. Net interest spread and margin were 3.37% and 3.53%, respectively, for the first quarter of 2021, compared with 3.05% and 3.31%, respectively, for the first quarter of 2020.

The interest rate environment remained challenging during 2021 and 2020 as the Federal Reserve lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, loans with variable rate pricing features, and the production rates for new loan originations.

The yield on earning assets decreased to 4.05% for the first quarter of 2021, as compared to 4.50% in the first quarter of 2020. Average interest-earning assets were $1.23 billion for the first quarter of 2021, compared with $1.19 billion for the first quarter of 2020, a 3.6% increase, primarily attributable to higher interest-bearing deposits and higher average loans. Average interest-bearing deposits increased $27.8 million for the first quarter 2021 as compared to the first quarter of 2020. Average loans receivable increased approximately $15.1 million for the first quarter of 2021 compared with the first quarter of 2020. Average loans for the first quarter of 2021 were positively impacted by $18.6 million in loan originations under the SBA Paycheck Protection Program during the first quarter. The increase in average loans resulted in an increase in interest revenue volume of approximately $183,000 for the quarter ended March 31, 2021, which was offset by a decrease in interest revenue of $833,000 due to the lower interest rates on new and renewed loans, as compared with the first quarter of 2020. Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 28 basis points and eight basis points of yield on earning assets and net interest margin for the first quarter ended March 31, 2021 and 2020, respectively. Loan fee income for the first quarter of 2021 included $436,000 in PPP fees, which accounted for 14 basis points of earning asset yield and net interest margin for the quarter. Total interest income decreased $1.0 million, or 7.7%, for the first quarter of 2021 compared to the first quarter of 2020.

The cost of interest-bearing liabilities decreased to 0.68% for the first quarter of 2021, as compared to 1.45% for the first quarter of 2020 primarily based on the downward repricing of time and other interest-bearing deposits, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by 3.1% to $941.3 million for the first quarter of 2021, as compared to $971.6 million for the first quarter of 2020, primarily due to a $41.8 million decrease in FHLB advances. Total interest expense decreased by 55.2% to $1.6 million for the first quarter of 2021 as compared to the first quarter of 2020. The cost of interest-bearing liabilities for the first quarter of 2021 was also impacted by the subordinated debt issuance and senior debt repayment in July 2020.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended March 31, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$964,353	$10,961	4.61%	$949,204	$11,611	4.92%
Securities
Taxable	180,562	1,116	2.51	193,260	1,467	3.05
Tax-exempt	22,446	131	3.15	9,989	70	3.57
FHLB stock	5,847	30	2.08	6,283	40	2.56
Interest-bearing deposits and other	57,402	12	0.08	29,578	79	1.07
Total interest-earning assets	1,230,610	12,250	4.05%	1,188,314	13,267	4.50%
Less: Allowance for loan losses	(12,454)			(8,287)
Non-interest earning assets	98,722			93,140
Total assets	$1,316,878			$1,273,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$354,855	$602	0.69%	$481,797	$2,233	1.86%
NOW and money market deposits	373,841	306	0.33	310,046	428	0.56
Savings accounts	146,029	118	0.33	74,304	111	0.60
FHLB advances	20,617	38	0.75	62,407	220	1.42
Junior subordinated debentures	21,000	130	2.51	21,000	215	4.12
Subordinated capital notes	25,000	376	6.10	17,000	242	5.73
Senior debt	—	—	—	5,000	56	4.50
Total interest-bearing liabilities	941,342	1,570	0.68%	971,554	3,505	1.45%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	251,218			186,797
Other liabilities	6,655			7,184
Total liabilities	1,199,215			1,165,535
Stockholders’ equity	117,663			107,632
Total liabilities and stockholders’ equity	$1,316,878			$1,273,167

Net interest income		$10,680			$9,762

Net interest spread			3.37%			3.05%

Net interest margin			3.53%			3.31%

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

	Three Months Ended March 31, 2021 vs. 2020
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(833)	$183	$(650)
Securities	(288)	(2)	(290)
FHLB stock	(7)	(3)	(10)
Interest-bearing deposits and other	(107)	40	(67)
Total increase (decrease) in interest income	(1,235)	218	(1,017)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(1,152)	(479)	(1,631)
NOW and money market accounts	(198)	76	(122)
Savings accounts	(67)	74	7
FHLB advances	(76)	(106)	(182)
Junior subordinated debentures	(85)	—	(85)
Subordinated capital notes	15	119	134
Senior debt	(28)	(28)	(56)
Total decrease in interest expense	(1,591)	(344)	(1,935)
Increase (decrease) in net interest income	$356	$562	$918

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
	(in thousands)

Service charges on deposit accounts	$548	$668
Bank card interchange fees	960	750
Income from bank owned life insurance	165	96
Other	211	210
Total non-interest income	$1,884	$1,724

Non-interest income for the first quarter of 2021 increased by $160,000, or 9.3%, to $1.9 million compared with $1.7 million for the first quarter of 2020. The increase was primarily related to bank card interchange fees of $210,000, partially offset by a decrease of $120,000 in service charges on deposit accounts.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2021 and 2020:

	For the Three Months
	Ended March 31,
	2021	2020
	(in thousands)

Salary and employee benefits	$4,482	$4,538
Occupancy and equipment	1,060	999
Professional fees	236	208
Marketing expense	182	214
FDIC insurance	135	—
Data processing expense	378	359
Deposit and state franchise tax	90	360
Deposit account related expenses	491	451
Communications expense	173	218
Insurance expense	104	103
Postage and delivery	152	168
Other	501	617
Total non-interest expense	$7,984	$8,235

Non-interest expense for the first quarter ended March 31, 2021 decreased $251,000, or 3.0%, to $8.0 million compared with $8.2 million for the first quarter of 2020. The decrease from the first quarter of 2020 was primarily due to a decrease in deposit and state franchise tax expense of $270,000 as a result of the elimination of the Kentucky bank franchise tax as discussed below.

Income Tax Expense – Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2021	2020
	(in thousands)

Federal statutory tax rate	21%	21%
Federal statutory rate times financial statement income	$888	$462
Effect of:
State income taxes	181	—
Tax-exempt income	(30)	(14)
Establish state deferred tax asset	—	(72)
Non-taxable life insurance income	(41)	(20)
Restricted stock vesting	5	(1)
Other, net	5	6
Total	$1,008	$361

Income tax expense was $1.0 million for the first quarter of 2021, compared with $361,000 for the first quarter of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $214,000 for the first quarter of 2021, compared to a state income tax benefit of $72,000 for the first quarter of 2020, which was related to the establishment of a net deferred tax asset due to the tax law change.

Analysis of Financial Condition

Total assets increased $49.4 million, or 3.8%, to $1.36 billion at March 31, 2021, from $1.31 billion at December 31, 2020. This increase was primarily attributable to increases in loans receivable of $16.8 million, cash and cash equivalents of $16.2 million, as well as securities of $15.1 million.

Loans Receivable – Loans receivable increased $16.8 million, or 1.7%, during the three months ended March 31, 2021 to $978.9 million as loan growth outpaced paydowns. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $37.6 million, or 5.9%, during the first quarter of 2021 and comprised 69.0% of the loan portfolio at March 31, 2021. Residential real estate and consumer portfolios decreased by an aggregate of $12.4 million, or 4.4%, during the first quarter of 2021 and comprised 27.5% of the loan portfolio at March 31, 2021.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the Bank’s portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$216,976	22.17%	$208,244	21.65%
Commercial Real Estate
Construction	87,249	8.91	92,916	9.66
Farmland	68,218	6.97	70,272	7.30
Nonfarm nonresidential	303,005	30.95	266,394	27.69
Residential Real Estate
Multi-family	63,706	6.51	61,180	6.36
1-4 Family	176,996	18.08	188,955	19.64
Consumer	28,425	2.90	31,429	3.27
Agriculture	33,727	3.45	42,044	4.37
Other	563	0.06	647	0.06
Total loans	$978,865	100.00%	$962,081	100.00%

(1)	Includes PPP loans of $27.9 million and $20.3 million at March 31, 2021 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2021		December 31, 2020
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$942,492	96.3%	$926,025	96.2%
Watch	17,929	1.8	18,879	2.0
Special Mention	—	—	—	—
Substandard	18,444	1.9	17,177	1.8
Doubtful	—	—	—	—
Total	$978,865	100.0%	$962,081	100.00%

Loans receivable increased $16.8 million, or 1.7%, during the three months ended March 31, 2021. Since December 31, 2020, the pass category increased approximately $16.5 million, the watch category decreased approximately $950,000, and the substandard category increased approximately $1.3 million. The $1.3 million increase in loans classified as substandard was primarily driven by $2.0 million in loans migrating to substandard during the quarter offset by $650,000 in payments and $65,000 in charge-offs.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2021	December 31, 2020
	(in thousands)
Past Due Loans:
30-59 Days	$677	$1,537
60-89 Days	254	372
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	931	1,909

Nonaccrual Loans	1,996	1,676
Total Past Due and Nonaccrual Loans	$2,927	$3,585

During the three months ended March 31, 2021, nonaccrual loans increased by $320,000 to $2.0 million. During the three months ended March 31, 2021, loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $677,000 at March 31, 2021. Loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $254,000 at March 31, 2021. This represents a $978,000 decrease from December 31, 2020 to March 31, 2021, in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At March 31, 2021 and December 31, 2020, the Bank had four restructured loans totaling $470,000 and $480,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at March 31, 2021 or December 31, 2020. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At March 31, 2021 and December 31, 2020, 75% and 100%, respectively, of the TDRs were performing according to their modified terms.

There were no modifications granted during 2021 and one modification granted during 2020 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

COVID-19 Short-term Loan Concessions – The Bank has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) extended eligible loan modifications under Section 4013 of the CARES Act from December 31, 2020 to January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Short-term loan modifications declined to $4.7 million as of March 31, 2021, as compared to $15.3 million at December 31, 2020. Included in the $4.7 million of short-term loan modifications is one commercial real estate loan secured by a retail facility totaling $4.4 million, which remains subject to and is performing in accordance with, an interest only short-term COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of March 31, 2021 and December 31, 2020.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(dollars in thousands)

Loans on nonaccrual status	$1,996	$1,676
Troubled debt restructurings on accrual	399	480
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,395	2,156
Real estate acquired through foreclosure	1,765	1,765
Other repossessed assets	—	—
Total non-performing assets	$4,160	$3,921

Non-performing loans to total loans	0.24%	0.22%
Non-performing assets to total assets	0.31%	0.30%
Allowance for non-performing loans	$19	$22
Allowance for non-performing loans to non-performing loans	0.79%	1.02%

Nonperforming loans at March 31, 2021, were $2.4 million, or 0.24%, of total loans, compared with $2.2 million, or 0.22%, of total loans at December 31, 2020, and $2.0 million, or 0.20%, of total loans at March 31, 2020.

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

A provision for loan losses of $350,000 was recorded in the first quarter of 2021, compared to $1.1 million of provision for loan losses in the first quarter of 2020. The 2021 loan loss provision was attributable to the net loan charge-offs and trends within the portfolio during the quarter, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2021	2020	2020
	(dollars in thousands)
Balances at beginning of period	$12,443	$8,376	$8,376

Loans charged-off:
Real estate	—	104	231
Commercial	19	29	32
Consumer	19	161	493
Agriculture	39	41	46
Other	—	—	—
Total charge-offs	77	335	802

Recoveries:
Real estate	16	41	352
Commercial	3	5	29
Consumer	19	4	45
Agriculture	1	8	30
Other	—	1	13
Total recoveries	39	59	469
Net charge-offs	38	276	333
Provision for loan losses	350	1,050	4,400
Balance at end of period	$12,755	$9,150	$12,443

Allowance for loan losses to period-end loans	1.30%	0.95%	1.29%
Net charge-offs to average loans	0.02%	0.12%	0.03%
Allowance for loan losses to non-performing loans	532.57%	465.41%	577.13%

The allowance for loan losses to total loans was 1.30% at March 31, 2021, compared to 1.29% at December 31, 2020, and 0.95% at March 31, 2020. Net loan charge-offs were $38,000 for the first quarter of 2021, compared to $276,000 for the first quarter of 2020. The allowance for loan losses to non-performing loans was 532.57% at March 31, 2021, compared with 577.13% at December 31, 2020, and 465.41% at March 31, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $15.1 million, or 7.4%, to $218.9 million at March 31, 2021, compared with $203.9 million at December 31, 2020.

The following table sets forth the carrying value of the Bank’s securities portfolio at the dates indicated (in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agencies	$29,345	$493	$(19)	$29,819	$18,811	$806	$—	$19,617
Agency mortgage-backed residential	75,303	2,295	(302)	77,296	71,582	2,777	(26)	74,333
Collateralized loan obligations	40,185	—	(566)	39,619	44,730	—	(1,578)	43,152
State and municipal	—	—	—	—	34,759	1,296	—	36,055
Corporate bonds	31,655	394	(1,093)	30,956	31,635	472	(1,402)	30,705
Total available for sale	$176,488	$3,182	$(1,980)	$177,690	$201,517	$5,351	$(3,006)	$203,862

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$41,254	$37	$(673)	$40,618	$—	$—	$—	$—
Total held to maturity	$41,254	$37	$(673)	$40,618	$—	$—	$—	$—

During March 2021, to better manage interest rate risk, management transferred from AFS to HTM all the municipal securities in the portfolio having a book value of approximately $34.7 million, a market value of approximately $35.8 million, and a net unrealized gain of approximately $1.1 million. The transfer occurred at fair value. The related net unrealized gain included in other comprehensive income remained in other comprehensive income and will be amortized from other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. This transfer was completed after careful consideration of the intent and ability to hold these securities to maturity.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At March 31, 2021, $27.7 million, $9.5 million, and $2.5 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. None of the CLOs were subject to ratings downgrade during the three months ended March 31, 2021.

The corporate bond portfolio consists of 13 subordinated debt securities and one senior debt security of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for five years converting to floating at an index over LIBOR, or SOFR, or floating at an index over LIBOR, or SOFR, from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Bank has the intent and ability to hold its CLO and corporate debt securities to maturity and, at this juncture, has determined the value decline is temporary in nature.

Foreclosed Properties – Foreclosed properties at March 31, 2021 were $1.8 million compared with $3.2 million at March 31, 2020 and $1.8 million at December 31, 2020. See Note 5, “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

Operating expenses for OREO totaled $11,000 for the three months ended March 31, 2021, compared to $16,000 for the three months ended March 31, 2020. There were no fair value write-downs recorded during the three months ended March 31, 2021 and March 31, 2020.

Liabilities – Total liabilities at March 31, 2021 were $1.24 billion compared with $1.20 billion at December 31, 2020, an increase of $45.9 million, or 3.8%. This increase was primarily attributable to an increase in total deposits of $47.4 million.

Deposits are the primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$251,218		$215,145
Interest checking	196,042	0.32%	169,808	0.32%
Money market	177,799	0.35	166,788	0.55
Savings	146,029	0.33	111,559	0.48
Certificates of deposit	354,855	0.69	436,083	1.33
Total deposits	$1,125,943	0.37%	$1,099,383	0.71%

The following table shows at March 31, 2021 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period
(in thousands)
Three months or less	$15,611
Three months through six months	7,901
Six months through twelve months	10,744
Over twelve months	17,241
Total	$51,497

Liquidity

The objective of liquidity risk management is to ensure that the Company meets the cash flow requirements of depositors, borrowers, and creditors, as well as operating cash needs, taking into account all on- and off-balance sheet funding demands. Liquidity risk management also involves ensuring that cash flow needs are met at a reasonable cost. Management maintains an investment and funds management policy, which identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements in compliance with regulatory guidance. The Asset Liability Committee regularly monitors and reviews the Company’s liquidity position.

Funds are available to the Bank from a number of sources, including the sale of securities in the available for sale investment portfolio, principal pay-downs on loans and mortgage-backed securities, customer deposit inflows, and other wholesale funding.

The Bank also borrows from the FHLB to supplement funding requirements. At March 31, 2021, the Bank had an unused borrowing capacity with the FHLB of $87.9 million. Advances are collateralized by first mortgage residential loans as well as loans originated under the SBA Paycheck Protection Plan loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2021, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Capital

Stockholders’ equity increased $3.5 million to $119.5 million at March 31, 2021, compared with $116.0 million at December 31, 2020 primarily due to current year net income of $3.2 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of March 31, 2021:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	12.2%
Common equity Tier 1 capital	4.5	6.5	8.5	12.2
Total risk-based capital	8.0	10.0	10.5	13.4
Tier 1 leverage ratio	4.0	5.0	—	10.4

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 0.5% at March 31, 2021, compared with an increase of 0.8% at December 31, 2020. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 2.0% at March 31, 2021, compared with an increase of 2.2% at December 31, 2020.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2021, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$814	1.95%
+ 100 basis points	212	0.51
- 100 basis points	(684)	(1.64)
- 200 basis points	(1,694)	(4.06)

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

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2020. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company’s equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
February 13, 2021	3,379	$14.40

The Company does not have a publicly announced share plan or program.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

(a)           Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed August 2, 2019 and incorporated by reference.

3.3	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 6, 2018 is hereby incorporated by reference.

4.1	Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 4, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LIMESTONE BANCORP, INC.
(Registrant)

April 29, 2021	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

April 29, 2021	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer