Form 10-Q
period 2021-06-30
LIMESTONE BANCORP, INC.
filed 2021-07-30
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

6,602,686 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at July 30, 2021.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Income

Unaudited Consolidated Statements of Comprehensive Income

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$9,584	$10,830
Interest bearing deposits in banks	75,536	56,863
Cash and cash equivalents	85,120	67,693
Securities available for sale	182,154	203,862
Securities held to maturity (fair value of $46,685)	46,717	—
Loans, net of allowance of $12,637 and $12,443, respectively	934,788	949,638
Premises and equipment, net	21,912	18,533
Premises held for sale	980	1,060
Other real estate owned	—	1,765
Federal Home Loan Bank stock	5,449	5,887
Bank owned life insurance	23,738	23,441
Deferred taxes, net	23,452	25,714
Goodwill	6,252	6,252
Other intangible assets, net	2,117	2,244
Accrued interest receivable and other assets	6,231	6,213
Total assets	$1,338,910	$1,312,302

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$267,059	$243,022
Interest bearing	872,042	876,585
Total deposits	1,139,101	1,119,607
Federal Home Loan Bank advances	20,000	20,623
Accrued interest payable and other liabilities	9,850	10,048
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,214,951	1,196,278
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,602,686 and 6,498,865 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,227	25,013
Retained deficit	(39,555)	(46,678)
Accumulated other comprehensive loss	(2,352)	(2,950)
Total stockholders' equity	123,959	116,024
Total liabilities and stockholders’ equity	$1,338,910	$1,312,302

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$11,047	$11,356	$22,008	$22,967
Taxable securities	1,103	1,307	2,219	2,774
Tax exempt securities	177	77	308	147
Federal funds sold and other	49	46	91	165
	12,376	12,786	24,626	26,053
Interest expense
Deposits	917	2,127	1,943	4,899
Federal Home Loan Bank advances	38	73	76	293
Senior debt	—	51	—	107
Junior subordinated debentures	132	172	262	387
Subordinated capital notes	375	253	751	495
	1,462	2,676	3,032	6,181
Net interest income	10,914	10,110	21,594	19,872
Provision for loan losses	—	1,100	350	2,150
Net interest income after provision for loan losses	10,914	9,010	21,244	17,722

Non-interest income
Service charges on deposit accounts	520	441	1,068	1,109
Bank card interchange fees	1,073	863	2,033	1,613
Income from bank owned life insurance	143	116	308	212
Gain on sale of other real estate owned	191	—	191	—
Other	208	181	419	391
	2,135	1,601	4,019	3,325
Non-interest expense
Salaries and employee benefits	4,467	4,633	8,949	9,171
Occupancy and equipment	979	983	2,039	1,982
Professional fees	246	235	482	443
Marketing expense	179	104	361	318
FDIC Insurance	90	67	225	67
Data processing expense	377	380	755	739
Deposit and state franchise tax	90	360	180	720
Deposit account related expense	556	460	1,047	911
Communications expense	194	247	367	465
Insurance expense	115	111	219	214
Postage and delivery	139	152	291	320
Other	522	504	1,023	1,121
	7,954	8,236	15,938	16,471
Income before income taxes	5,095	2,375	9,325	4,576
Income tax expense	1,194	393	2,202	754
Net income	3,901	1,982	7,123	3,822
Basic and diluted income per common share	$0.51	$0.26	$0.94	$0.51

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$3,901	$1,982	$7,123	$3,822
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	682	3,254	962	(872)
Amortization during period of net unrealized gain transferred to held to maturity	(120)	—	(170)	—
Less reclassification adjustment for gains (losses) included in net income	(5)	(5)	(5)	(5)
Net unrealized gain (loss) recognized in comprehensive income	567	3,259	797	(867)
Tax effect	(142)	(762)	(199)	216
Other comprehensive income (loss)	425	2,497	598	(651)

Comprehensive income	$4,326	$4,479	$7,721	$3,171

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2021 and 2020

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2021	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	95,634	—	95,634	—	(48)	—	—	(48)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	149	—	—	149
Net income	—	—	—	—	—	3,222	—	3,222
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	173	173
Balances, March 31, 2021	6,594,499	1,000,000	7,594,499	$140,639	$25,114	$(43,456)	$(2,777)	$119,520
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	8,586	—	8,586	—	(39)	—	—	(39)
Forfeited unvested stock	(399)	—	(399)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	152	—	—	152
Net income	—	—	—	—	—	3,901	—	3,901
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	425	425
Balances, June 30, 2021	6,602,686	1,000,000	7,602,686	$140,639	$25,227	$(39,555)	$(2,352)	$123,959

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2021 and 2020

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

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2021 and 2020

(dollars in thousands)

	2021	2020
Cash flows from operating activities
Net income	$7,123	$3,822
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	2,135	1,080
Provision for loan losses	350	2,150
Net amortization on securities	282	321
Stock-based compensation expense	301	210
Deferred taxes, net	2,063	927
Net realized loss on sales and calls of investment securities	5	5
Net realized gain on other real estate owned	(191)	—
Net write-down on premises held for sale	80	61
Increase in cash surrender value of life insurance, net of premium	(297)	(201)
Amortization of operating lease right-of-use assets	165	375
Net change in accrued interest receivable and other assets	(3,241)	(1,425)
Net change in accrued interest payable and other liabilities	(198)	(1,645)
Net cash from operating activities	8,577	5,680

Cash flows from investing activities
Purchases of available for sale securities	(33,819)	(18,309)
Proceeds from sales and calls of available for sale securities	—	8,530
Proceeds from maturities and prepayments of available for sale securities	20,424	14,990
Purchases of held to maturity securities	(12,463)	—
Proceeds from calls of held to maturity securities	704	—
Proceeds from maturities and prepayments of held to maturity securities	655	—
Purchases of Federal Home Loan Bank stock	—	(600)
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	438	695
Proceeds from sale of other real estate owned	1,956	1,600
Net change in loans	13,040	(50,212)
Purchases of premises and equipment	(869)	(553)
Net cash from investing activities	(9,934)	(43,859)

Cash flows from financing activities
Net change in deposits	19,494	97,813
Repayment of Federal Home Loan Bank advances	(623)	(135,745)
Advances from Federal Home Loan Bank	—	95,000
Common shares withheld for taxes	(87)	(75)
Net cash from financing activities	18,784	56,993
Net change in cash and cash equivalents	17,427	18,814
Beginning cash and cash equivalents	67,693	30,203
Ending cash and cash equivalents	$85,120	$49,017

Supplemental cash flow information:
Interest paid	$3,121	$6,549
Income tax paid	220	—
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	—
Transfer from premises and equipment to premises held for sale	—	310
Transfer from available for sale to held to maturity securities	34,741	—
AOCI component of transfer from available for sale to held to maturity	1,081	—
Financed sales of other real estate owned	—	1,360

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

In response to the pandemic, the Bank made certain accommodations to customers, which may negatively impact revenue and other results of operations of the Company in the near term and, if not effective in mitigating the effect of COVID-19 on the Company’s customers, may adversely affect the Company’s business and results of operations more substantially over a longer period of time.

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

The following table summarizes the amortized cost and fair value of AFS securities and HTM securities at June 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2021
Available for sale
U.S. Government and federal agency	$28,918	$845	$(3)	$29,760
Agency mortgage-backed: residential	79,146	2,121	(265)	81,002
Collateralized loan obligations	40,185	—	(240)	39,945
Corporate bonds	31,674	487	(714)	31,447
Total available for sale	$179,923	$3,453	$(1,222)	$182,154

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,717	$217	$(249)	$46,685
Total held to maturity	$46,717	$217	$(249)	$46,685

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333
Collateralized loan obligations	44,730	—	(1,578)	43,152
State and municipal	34,759	1,296	—	36,055
Corporate bonds	31,635	472	(1,402)	30,705
Total available for sale	$201,517	$5,351	$(3,006)	$203,862

During March 2021, to better manage interest rate risk, management transferred from AFS to HTM all the municipal securities in the portfolio having a book value of approximately $34.7 million, a market value of approximately $35.8 million, and a net unrealized gain of approximately $1.1 million. The transfer occurred at fair value. The related net unrealized gain included in other comprehensive income remained in other comprehensive income and is being amortized from other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. This transfer was completed after careful consideration of the intent and ability to hold these securities to maturity.

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Proceeds	$704	$2,530	$704	$8,530
Gross gains	—	—	—	—
Gross losses	5	5	5	5

The amortized cost and fair value of the debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	3,590	3,768
Five to ten years	69,655	70,043
Beyond ten years	27,532	27,341
Agency mortgage-backed: residential	79,146	81,002
Total	$179,923	$182,154

Held to maturity
Within one year	$4,828	4,830
One to five years	11,278	$11,259
Five to ten years	1,925	1,933
Beyond ten years	28,686	28,663
Total	$46,717	$46,685

Securities pledged at June 30, 2021 and December 31, 2020 had carrying values of approximately $95.8 million and $81.4 million, respectively, and were pledged to secure public deposits.

At June 30, 2021 and December 31, 2020, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $34.8 million and $23.0 million, respectively. At June 30, 2021 and December 31, 2020, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2021, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At June 30, 2021, $27.9 million, $9.5 million, and $2.5 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. None of the CLOs were subject to ratings downgrade during the six months ended June 30, 2021.

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

Securities with unrealized and unrecognized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2021
Available for sale
U.S. Government and federal agency	$2,960	$(3)	$—	$—	$2,960	$(3)
Agency mortgage-backed: residential	20,180	(258)	905	(7)	21,085	(265)
Collateralized loan obligations	—	—	35,445	(240)	35,445	(240)
Corporate bonds	3,942	(58)	10,626	(656)	14,568	(714)
Total temporarily impaired	$27,082	$(319)	$46,976	$(903)	$74,058	$(1,222)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	26,411	(249)	—	—	26,411	(249)
Total temporarily impaired	$26,411	$(249)	$—	$—	$26,411	$(249)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2020
Available for sale
Agency mortgage-backed: residential	$4,772	$(26)	$—	$—	$4,772	$(26)
Collateralized loan obligations	8,794	(251)	34,358	(1,327)	43,152	(1,578)
Corporate bonds	10,849	(1,402)	—	—	10,849	(1,402)
Total temporarily impaired	$24,415	$(1,679)	$34,358	$(1,327)	$58,773	$(3,006)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)
Commercial (1)	$206,578	$208,244
Commercial Real Estate:
Construction	78,659	92,916
Farmland	65,631	70,272
Nonfarm nonresidential	296,737	266,394
Residential Real Estate:
Multi-family	62,428	61,180
1-4 Family	168,215	188,955
Consumer	31,511	31,429
Agriculture	37,086	42,044
Other	580	647
Subtotal	947,425	962,081
Less: Allowance for loan losses	(12,637)	(12,443)
Loans, net	$934,788	$949,638

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $21.0 million and $20.3 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2021:
Beginning balance	$2,480	$7,705	$1,781	$334	$452	$3	$12,755
Provision (negative provision)	(183)	221	(153)	68	47	–	—
Loans charged off	–	(129)	(12)	(32)	(5)	–	(178)
Recoveries	7	2	30	15	6	–	60
Ending balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637

June 30, 2020:
Beginning balance	$2,025	$4,212	$1,909	$593	$409	$2	$9,150
Provision (negative provision)	504	210	189	134	65	(2)	1,100
Loans charged off	(3)	(28)	(7)	(152)	(3)	–	(193)
Recoveries	6	100	55	6	1	3	171
Ending balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	(216)	868	(279)	41	(63)	(1)	350
Loans charged off	(19)	(129)	(12)	(51)	(44)	–	(255)
Recoveries	10	10	38	34	7	–	99
Ending balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637

June 30, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	843	351	409	399	152	(4)	2,150
Loans charged off	(32)	(57)	(82)	(313)	(44)	–	(528)
Recoveries	11	120	76	10	9	4	230
Ending balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$2,176	$2	$–	$–	$–	$2,178
Collectively evaluated for impairment	2,304	5,623	1,644	385	500	3	10,459
Total ending allowance balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637

Loans:
Loans individually evaluated for impairment	$–	$5,435	$720	$18	$101	$–	$6,274
Loans collectively evaluated for impairment	206,578	435,592	229,923	31,493	36,985	580	941,151
Total ending loans balance	$206,578	$441,027	$230,643	$31,511	$37,086	$580	$947,425

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020:

	As of June 30, 2021			Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$307	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	783	592	—	644	—	581	—
Nonfarm nonresidential	1,296	487	—	512	13	524	27
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,540	619	—	775	21	835	38
Consumer	278	18	—	22	1	15	1
Agriculture	440	101	—	102	—	98	—
Other	—	—	—	—	—	—	—
Subtotal	4,644	1,817	—	2,055	35	2,053	66
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	6,464	4,356	2,176	4,356	114	4,356	227
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	101	101	2	102	—	103	1
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,565	4,457	2,178	4,458	114	4,459	228
Total	$11,209	$6,274	$2,178	$6,513	$149	$6,512	$294

	As of December 31, 2020			Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$308	$—	$—	$131	$—	$104	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	555	456	—	297	3	296	13
Nonfarm nonresidential	1,323	549	—	453	10	465	18
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,883	954	—	856	51	819	54
Consumer	259	—	—	78	—	85	1
Agriculture	393	91	—	—	—	14	—
Other	—	—	—	—	—	—	—
Subtotal	4,721	2,050	—	1,815	64	1,783	86
With An Allowance Recorded:
Commercial	—	—	—	—	—	8	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	143	2	189	4
Nonfarm nonresidential	6,465	4,356	2,176	75	—	50	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	106	106	1	74	1	98	3
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,571	4,462	2,177	292	3	345	7
Total	$11,292	$6,512	$2,177	$2,107	$67	$2,128	$93

Cash basis income recognized on impaired loans for the three and six months ended June 30, 2021 was $28,000 and $52,000, respectively, compared to $54,000 and $68,000 for the three and six months ended June 30, 2020, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2021 and December 31, 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2021
Commercial Real Estate:
Nonfarm nonresidential	$358	$—	$358
Residential Real Estate:
1-4 Family	32	69	101
Total TDRs	$390	$69	$459

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$374	$—	$374
Residential Real Estate:
1-4 Family	106	—	106
Total TDRs	$480	$—	$480

At June 30, 2021 and December 31, 2020, 85% and 100%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2021 and December 31, 2020. The Company has no commitment to lend additional amounts as of June 30, 2021 and December 31, 2020 to borrowers with outstanding loans classified as TDRs. No TDR modifications occurred during the three and six months ended June 30, 2021 or June 30, 2020. During the three and six months ended June 30, 2021 and June 30, 2020, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

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

Short-term loan modifications totaled $4.7 million at June 30, 2021 and $15.3 million at December 31, 2020. Included in the $4.7 million of short-term modifications is one commercial real estate loan secured by a retail entertainment facility totaling $4.4 million, which remains subject to, and is performing in accordance with, a short-term COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of June 30, 2021 and December 31, 2020.

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2021
Commercial	$25	$55	$—	$—	$80
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	53	106	—	593	752
Nonfarm nonresidential	—	24	—	130	154
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	94	56	—	688	838
Consumer	7	11	—	18	36
Agriculture	2	—	—	101	103
Other	—	—	—	—	—
Total	$181	$252	$—	$1,530	$1,963

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2020
Commercial	$20	$—	$—	$—	$20
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	325	53	—	456	834
Nonfarm nonresidential	—	26	—	175	201
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,110	217	—	954	2,281
Consumer	59	49	—	—	108
Agriculture	23	27	—	91	141
Other	—	—	—	—	—
Total	$1,537	$372	$—	$1,676	$3,585

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

As of June 30, 2021, and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2021
Commercial	$199,914	$149	$—	$6,515	$—	$206,578
Commercial Real Estate:
Construction	78,659	—	—	—	—	78,659
Farmland	62,584	1,900	—	1,147	—	65,631
Nonfarm nonresidential	288,362	923	—	7,452	—	296,737
Residential Real Estate:
Multi-family	52,000	10,428	—	—	—	62,428
1-4 Family	163,261	2,454	—	2,500	—	168,215
Consumer	31,468	3	—	40	—	31,511
Agriculture	36,925	31	—	130	—	37,086
Other	580	—	—	—	—	580
Total	$913,753	$15,888	$—	$17,784	$—	$947,425

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2020
Commercial	$201,240	$192	$—	$6,812	$—	$208,244
Commercial Real Estate:
Construction	92,916	—	—	—	—	92,916
Farmland	65,556	3,714	—	1,002	—	70,272
Nonfarm nonresidential	258,665	1,605	—	6,124	—	266,394
Residential Real Estate:
Multi-family	50,732	10,448	—	—	—	61,180
1-4 Family	183,379	2,831	—	2,745	—	188,955
Consumer	31,387	3	—	39	—	31,429
Agriculture	41,503	86	—	455	—	42,044
Other	647	—	—	—	—	647
Total	$926,025	$18,879	$—	$17,177	$—	$962,081

Note 4 – Leases

As of June 30, 2021, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of June 30, 2021.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.19% as of June 30, 2021.

Total rental expense was $86,000 and $248,000, respectively, for the three and six months ended June 30, 2021, compared to $136,000 and $256,000, respectively, for the three and six months ended June 30, 2020. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $5.5 million as of June 30, 2021 and $2.5 million as of December 31, 2020.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2021 (in thousands):

June 30, 2021

July – December 2021	$219
2022	363
2023	366
2024	365
2025	342
Thereafter	7,471
Total minimum lease payments	9,126
Discount effect of cash flows	(3,591)
Present value of lease liabilities	$5,535

At June 30, 2021, the Company has one additional lease for a new branch office that has yet to commence. The right of use asset and lease liability for the lease yet to commence is estimated to be approximately $2.2 million and is expected to be recorded in the fourth quarter of 2021.

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

The following table presents the major categories of OREO at the period-ends indicated:

	June 30, 2021	December 31, 2020
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$—	$1,765
	$—	$1,765

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $100,000 and $35,000 at June 30, 2021 and December 31, 2020, respectively.

Activity relating to OREO during the six months ended June 30, 2021 and 2020 is as follows:

	For the Six Months Ended June 30,
	2021	2020
	(in thousands)
OREO Activity
OREO as of January 1	$1,765	$3,225
Real estate acquired	—	—
Valuation adjustment write-downs	—	—
Net gain on sale	191	—
Proceeds from sales of properties	(1,956)	(1,600)
OREO as of June 30	$—	$1,625

Expenses related to OREO include:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Valuation adjustment write-downs	$—	$—	$—	$—
Operating expense	2	22	13	38
Total	$2	$22	$13	$38

OREO expenses are reported in other non-interest expense.

Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s acquired goodwill and intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	383	2,500	256
Outstanding, ending	$8,752	$383	$8,752	$256

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

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. Total amortization was $64,000 and $128,000 for the three and six months ended June 30, 2021, respectively, compared to $64,000 and $128,000 for the three and six months ended June 30, 2020, respectively.

Amortization expense related to the core deposit intangible is estimated as follows (in thousands):

June 30, 2021
July 2021 – December 2021	$128
2022	256
2023	256
2024	256
2025	256
Thereafter	965
$2,117

Note 7 – Deposits

The following table details deposits by category:

	June 30, 2021	December 31, 2020
	(in thousands)
Non-interest bearing	$267,059	$243,022
Interest checking	216,344	190,625
Money market	191,773	175,785
Savings	160,257	142,623
Certificates of deposit	303,668	367,552
Total	$1,139,101	$1,119,607

Time deposits of $250,000 or more were $41.3 million and $50.7 million at June 30, 2021 and December 31, 2020, respectively.

Scheduled maturities of total time deposits at June 30, 2021 for each of the next five years are as follows (in thousands):

Year 1	$191,121
Year 2	48,044
Year 3	29,193
Year 4	13,533
Year 5	21,192
Thereafter	585
$303,668

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2021	2020
	(in thousands)

Short term advances	$—	$623
Long term advances (fixed rate 0.77%) maturing February 2030	20,000	20,000
Total advances from the Federal Home Loan Bank	$20,000	$20,623

FHLB advances had a weighted-average rate of 0.77% at June 30, 2021 and 0.75% at December 31, 2020. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2021 or 2020. The $20.0 million long term advance is callable quarterly at the FHLB’s option. The advances were collateralized by approximately $118.2 million and $133.7 million of first mortgage loans, under a blanket lien arrangement at June 30, 2021 and December 31, 2020, respectively, and $21.0 million and $20.3 million of loans originated under the SBA Payment Protection Plan at June 30, 2021 and December 31, 2020, respectively. At June 30, 2021, the Bank’s additional borrowing capacity with the FHLB was $88.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$—
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$20,000

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At June 30, 2021, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of June 30, 2021, the 3-month LIBOR was 0.15%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

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

Financial assets measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at June 30, 2021 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$29,760	$—	$29,760	$—
Agency mortgage-backed: residential	81,002	—	81,002	—
Collateralized loan obligations	39,945	—	37,464	2,481
Corporate bonds	31,447	—	18,771	12,676

Total	$182,154	$—	$166,997	$15,157

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$19,617	$—	$19,617	$—
Agency mortgage-backed: residential	74,333	—	74,333	—
Collateralized loan obligations	43,152	—	40,764	2,388
State and municipal	36,055	—	36,055	—
Corporate bonds	30,705	—	18,789	11,916
Total	$203,862	$—	$189,558	$14,304

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021:

	June 30, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in other comprehensive income	93	760
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at June 30, 2021	$2,481	$12,676

These securities were transferred to Level 3 during the fourth quarter of 2020.

The following table presents quantitative information about recurring level 3 fair value measurements at June 30, 2021:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,481	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		1%		(1%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$12,676	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	108%	-	350%	(293%)
			Indicative broker bid	76%	-	104%	(85%)

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,388	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		2%		(2%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$11,916	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	322%	-	497%	(381%)
			Indicative broker bid	72%	-	107%	(80%)

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	99	—	—	99

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	105	—	—	105

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.5 million at June 30, 2021 with a valuation allowance of $2.2 million, resulting in no provision for loan losses for the three months ended June 30, 2021 and $1,000 provision for loan losses for the six months ended June 30, 2021, respectively. Impaired loans had a carrying amount of $367,000 at June 30, 2020 with a valuation allowance of $25,000, resulting in $5,000 and no additional provision for loan losses for the three and six months ended June 30, 2020, respectively. At December 31, 2020, impaired loans had a carrying amount of $4.5 million, with a valuation allowance of $2.2 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$85,120	$85,120	$—	$—	$85,120
Securities available for sale	182,154	—	166,997	15,157	182,154
Securities held to maturity	46,717	—	46,685	—	46,685
Federal Home Loan Bank stock	5,449	N/A	N/A	N/A	N/A
Loans, net	934,788	—	—	931,949	931,949
Accrued interest receivable	4,063	—	968	3,095	4,063
Financial liabilities
Deposits	$1,139,101	$267,059	$873,488	$—	$1,140,547
Federal Home Loan Bank advances	20,000	—	20,100	—	20,100
Junior subordinated debentures	21,000	—	—	18,578	18,578
Subordinated capital notes	25,000	—	—	26,289	26,289
Accrued interest payable	770	—	144	626	770

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$67,693	$67,693	$—	$—	$67,693
Securities available for sale	203,862	—	189,558	14,304	203,862
Federal Home Loan Bank stock	5,887	N/A	N/A	N/A	N/A
Loans, net	949,638	—	—	941,330	941,330
Accrued interest receivable	4,444	—	925	3,519	4,444
Financial liabilities
Deposits	$1,119,607	$243,022	$878,309	$—	$1,121,331
Federal Home Loan Bank advances	20,623	—	20,665	—	20,665
Junior subordinated debentures	21,000	—	—	16,194	16,194
Subordinated capital notes	25,000	—	—	25,207	25,207
Accrued interest payable	859	—	231	628	859

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$20,869	$22,012
Allowance for loan losses	3,153	3,104
OREO write-down	—	914
Net assets from acquisitions	—	72
New market tax credit carry-forward	208	208
Nonaccrual loan interest	330	315
Accrued expenses	136	131
Lease liability	1,381	618
Other	346	332
	26,423	27,706

Deferred tax liabilities:
FHLB stock dividends	442	478
Fixed assets	74	71
Deferred loan costs	190	172
Net unrealized gain on securities	784	585
Lease right-of-use assets	1,381	618
Net assets from acquisitions	18	—
Other	82	68
	2,971	1,992
Net deferred tax asset	$23,452	$25,714

At June 30, 2021, the Company had net federal operating loss carryforwards of $93.1 million, which will begin to expire in 2032, and state net operating loss carryforwards of $33.5 million, which begin to expire in 2025.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2021 or June 30, 2020 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, the Company adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of this plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, as amended November 25, 2019, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights plan was extended in May 2021 to expire upon the earlier of (i) June 30, 2024, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan.

On September 23, 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of the Company’s common shares that could result in an ownership change under Section 382. The transfer restrictions were extended in May 2021 by shareholder vote and will expire on the earlier of (i) May 19, 2024, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if the Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of the NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2017.

Note 12 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 158,553. Shares issued to employees under the plan vest annually on the anniversary date of the grant over three to seven years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2021 unvested shares issued was $1.5 million, or $13.52 per weighted-average share. The Company recorded $152,000 and $301,000 of stock-based compensation to salaries for the three and six months ended June 30, 2021, respectively, and $104,000 and $210,000 for the three and six months ended June 30, 2020, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $38,000 and $75,000 was recognized related to this expense during the three and six months ended June 30, 2021, respectively, and $22,000 and $44,000 for the three and six months ended June 30, 2020, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	47,438	$15.34	57,774	$13.35
Granted	110,024	13.52	34,858	15.33
Vested	(23,728)	14.96	(43,836)	12.69
Forfeited	(399)	14.14	(1,358)	15.95
Outstanding, ending	133,335	$13.91	47,438	$15.34

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

July 2021 – December 2021	$427
2022	396
2023	279
2024	137
2025	130
Thereafter	266

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)

Net income	$3,901	$1,982	$7,123	$3,822
Less:
Earnings allocated to unvested shares	69	15	98	30
Net income available to common shareholders, basic and diluted	$3,832	$1,967	$7,025	$3,792

Basic
Weighted average common shares including unvested common shares outstanding	7,597,202	7,488,173	7,586,267	7,485,028
Less:
Weighted average unvested common shares	133,455	57,804	104,782	57,794
Weighted average common shares outstanding	7,463,747	7,430,369	7,481,485	7,427,234
Basic and diluted income per common share	$0.51	$0.26	$0.94	$0.51

The Company had no outstanding stock options or warrants at June 30, 2021 or 2020.

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

As of June 30, 2021, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of June 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021:
Total risk-based capital (to risk- weighted assets)	$153,078	14.11%	$86,792	8.00%	$108,491	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	140,441	12.95	48,821	4.50	70,519	6.50
Tier 1 capital (to risk-weighted assets)	140,441	12.95	65,094	6.00	86,792	8.00
Tier 1 capital (to average assets)	140,441	10.55	53,231	4.00	66,539	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total risk-based capital (to risk- weighted assets)	$142,449	13.20%	$86,302	8.00%	$107,878	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	130,006	12.05	48,545	4.50	70,120	6.50
Tier 1 capital (to risk-weighted assets)	130,006	12.05	64,727	6.00	86,302	8.00
Tier 1 capital (to average assets)	130,006	10.21	50,908	4.00	63,636	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$49,966	$15,106	$20,990	$17,466
Unused lines of credit	7,566	146,072	5,964	144,790
Standby letters of credit	613	349	175	1,342

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at June 30, 2021 and December 31, 2020. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At June 30, 2021 and December 31, 2020, the fair value of the risk participation agreements were $126,000 and $188,000, respectively.

In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. After discussion with legal counsel, management does not believe these legal actions or proceedings will have a material adverse effect on the consolidated financial position or results of operation of the Company.

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

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Gains and losses on sales of OREO are reported in non-interest income.

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $145,000 and $298,000 of revenue for the three and six months ended June 30, 2021, respectively, within the scope of ASC 606. Other non-interest income included approximately $129,000 and $285,000 of revenue for the three and six months ended June 30, 2020, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and six months is excluded from the scope of ASC 606.

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

●	inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions;
●	failure in or breach of operational or security systems or infrastructure, or those of third-party vendors and other service providers, including as a result of cyber-attacks;
●	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;
●	future acquisitions, integrations and performance of acquired businesses;
●	fiscal and governmental policies of the United States federal government; and
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including those identified in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the twelfth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of June 30, 2021, the Company had total assets of $1.34 billion, total loans of $947.4 million, total deposits of $1.14 billion and stockholders’ equity of $124.0 million.

The Company reported net income of $3.9 million and $7.1 million for the three and six months ended June 30, 2021, compared with net income of $2.0 million and $3.8 million for the same periods of 2020. Income tax expense was $1.2 million and $2.2 million for the second quarter of 2021 and for the first six months of 2021, respectively, compared to income tax expense of $393,000 and $754,000 for the second quarter of 2020 and for the first six months of 2020, respectively. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $235,000 and $449,000 for the second quarter of 2021 and for the first six months of 2021, respectively, compared to a state income tax benefit of $79,000 and $151,000 for the second quarter of 2020 and for the first six months of 2020, which was related to the establishment of a net deferred tax asset due to the tax law change.

Highlights for the six months ended June 30, 2021 are as follows:

●

Average loans receivable decreased approximately $629,000, or 0.1%, to $963.1 million for the six months ended June 30, 2021, compared with $963.8 million for the first six months of 2020. The first six months of 2021 included loan originations under the SBA Paycheck Protection Program ("PPP") of $23.5 million, compared to $42.0 million in the first six months of 2020. The PPP program loans began funding in the second quarter of 2020. PPP loan balances total $21.0 million at June 30, 2021, compared to $20.3 million at December 31, 2020, and $41.9 million at June 30, 2020.

●

Net interest margin increased 17 basis points to 3.49% in the first six months of 2021 compared with 3.32% in the first six months of 2020. The yield on earning assets decreased to 3.98% for the first six months of 2021, compared to 4.35% for the first six months of 2020. The yield on earning assets in the first six months of 2021 was negatively impacted by lower interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate pricing features, and new loans originated in the lower interest rate environment, including PPP loans which carry a rate of 1.0%. The negative impact of lower rates was offset by $1.1 million in fees earned on PPP loans during the first six months of 2021, compared to $179,000 during the first six months of 2020. PPP fees during the first six months of 2021 represented 18 basis points, compared to three basis points of earning asset yield and net interest margin for the first six months of 2020. The cost of interest-bearing liabilities decreased from 1.28% in the first six months of 2020 to 0.64% in the first six months of 2021 as a result of decreases in short-term interest rates during 2020 and continued improvement in deposit mix.

●

No provision for loan losses and a $350,000 provision for loan losses was recorded in the second quarter and first six months of 2021, respectively, compared to $1.1 million and $2.2 million in the second quarter and the first six months of 2020, respectively. The 2021 loan loss provision was attributable to the net loan charge-offs and trends within the portfolio during the period, while the 2020 provisions were largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At June 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic despite declining loan balances and improved credit trends. Net loan charge-offs were $156,000 for the first six months of 2021, compared to net loan charge-offs of $298,000 for the first six months of 2020.

●

Loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $181,000 at June 30, 2021, and loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $252,000 at June 30, 2021. Total loans past due and nonaccrual loans decreased to $2.0 million at June 30, 2021, from $3.6 million at December 31, 2020.

●

Deposits were $1.14 billion at June 30, 2021, compared with $1.12 billion at December 31, 2020. Certificate of deposit balances decreased $63.9 million during the first six months of 2021 to $303.7 million at June 30, 2021, from $367.6 million at December 31, 2020 due to liquidity management considerations and planned reduction in higher cost deposits. Interest checking accounts increased $25.7 million, non-interest bearing accounts increased $24.0 million, money market increased $16.0 million, and savings accounts increased $17.6 during the first six months of 2021 compared with December 31, 2020.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2020. Management has discussed the development, selection, and application of critical accounting policies with the Audit Committee. During the first six months of 2021, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2021, compared with the same period of 2020:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,376	$12,786	$(410)	(3.2)%
Gross interest expense	1,462	2,676	(1,214)	(45.4)
Net interest income	10,914	10,110	804	8.0
Provision for loan losses	—	1,100	(1,100)	(100.0)
Non-interest income	2,135	1,601	534	33.4
Non-interest expense	7,954	8,236	(282)	(3.4)
Net income before taxes	5,095	2,375	2,720	114.5
Income tax expense	1,194	393	801	203.8
Net income	3,901	1,982	1,919	96.8

Net income for the three months ended June 30, 2021 totaled $3.9 million, compared with $2.0 million for the comparable period of 2020. Net interest income increased $804,000 from the 2020 second quarter as a result of a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolio, as well as a reduction in the size of the time deposit portfolio. No provision for loan losses expense was recorded in the second quarter of 2021, as compared to $1.1 million in the second quarter of 2020. The 2020 provision for loan losses was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. Non-interest income increased $534,000 from $1.6 million in the second quarter of 2020 to $2.1 million for the second quarter of 2021 primarily related to an increase in bank card interchange fees of $210,000 as a result of an increase in debit card transactions, and a $191,000 gain on the sale of OREO. Non-interest expense decreased $282,000 from $8.2 million in the second quarter of 2020 to $8.0 million in the second quarter of 2021 primarily due to a decrease in deposit and state franchise tax expense of $270,000, as a result of the elimination of the Kentucky bank franchise tax discussed below.

Net income before taxes was $5.1 million for the second quarter of 2021, compared with $2.4 million for the second quarter of 2020. Income tax expense was $1.2 million for the second quarter of 2021, compared with $393,000 for the second quarter of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $235,000 for the second quarter of 2021, compared to a state income tax benefit of $79,000 for the second quarter of 2020 related to the establishment of a net deferred tax asset due to the tax law change.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2021, compared with the same period of 2020:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)

Gross interest income	$24,626	$26,053	$(1,427)	(5.5)%
Gross interest expense	3,032	6,181	(3,149)	(50.9)
Net interest income	21,594	19,872	1,722	8.7
Provision for loan losses	350	2,150	(1,800)	(83.7)
Non-interest income	4,019	3,325	694	20.9
Non-interest expense	15,938	16,471	(533)	(3.2)
Net income before taxes	9,325	4,576	4,749	103.8
Income tax expense	2,202	754	1,448	192.0
Net income	7,123	3,822	3,301	86.4

Net income for the six months ended June 30, 2020 totaled $7.1 million, compared with net income of $3.8 million for the comparable period of 2020. Net interest income increased $1.7 million from the first six months of 2020 as a result of a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolio, as well as a reduction in the size of the time deposit portfolio. Provision for loan loss expense of $350,000 was recorded in the first six months of 2021, as compared to $2.2 million provision for loan loss expense in the first six months of 2020. The 2021 provision was primarily in response to the level of net loan charge-offs and trends during the first six months of the year, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At June 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic despite declining loan balances and improved credit trends. Non-interest income increased by $694,000 to $4.0 million from $3.3 million in the first six months of 2020 primarily due to an increase in bank card interchange fees of $420,000 and a $191,000 gain on the sale of OREO. Non-interest expense decreased from $16.5 million in the first six months of 2020 to $15.9 million in the first six months of 2021 primarily due to a decrease of $540,000 in deposit and state franchise tax expense.

Net income before taxes was $9.3 million for the first six months of 2021, compared with $4.6 million for the first six months of 2020. Income tax expense was $2.2 million for the first six months of 2021, compared with $754,000 for the first six months of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $449,000 for the first six months of 2021, compared to a state income tax benefit of $151,000 for the first six months of 2020 related to the establishment of a net deferred tax asset due to the tax law change.

Net Interest Income – Net interest income was $10.9 million for the three months ended June 30, 2021, an increase of $804,000, or 8.0%, compared with $10.1 million for the same period in 2020. Net interest spread and margin were 3.30% and 3.45%, respectively, for the second quarter of 2021, compared with 3.10% and 3.33%, respectively, for the second quarter of 2020.

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

The yield on earning assets decreased to 3.91% for the second quarter of 2021, as compared to 4.21% in the second quarter of 2020. Average interest-earning assets were $1.28 billion for the second quarter of 2021, compared with $1.22 billion for the second quarter of 2020, a 4.3% increase, primarily attributable to higher interest-bearing deposits. Average loans decreased approximately $16.4 million for the second quarter of 2021 compared with the second quarter of 2020. Average loans for the second quarter of 2021 included $23.5 million in loan originations under the SBA Paycheck Protection Program during the first six months of 2021, compared with $42.0 million in loan originations during the first six months of 2020. The decrease in average loans resulted in a decrease in interest revenue volume of approximately $189,000 for the quarter ended June 30, 2021, in addition to a decrease in interest revenue due to declining rates of $120,000, as compared with the second quarter of 2020. Total interest income decreased 3.2%, or $410,000, for the second quarter of 2021 compared to the second quarter of 2020.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income was $933,000 and $535,000 for the quarters ended June 30, 2021 and June 30, 2020, respectively. This represents 29 basis points and 17 basis points of yield on earning assets and net interest margin for the second quarter ended June 30, 2021 and 2020, respectively. Loan fee income for the second quarter of 2021 included $692,000 in fees earned on SBA PPP loans, compared to $179,000 in the second quarter of 2020, which represents 22 basis points and six basis points of earning asset yield and net interest margin for those quarters, respectively.

The cost of interest-bearing liabilities decreased to 0.61% for the second quarter of 2021, as compared to 1.11% for the second quarter of 2020 primarily based on the downward repricing of time and other interest-bearing deposits and reduction in the size of the time deposit portfolio, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by 1.6% to $956.2 million for the second quarter of 2021, as compared to $971.8 million for the second quarter of 2020 primarily due to a $12.3 million decrease in FHLB advances. Total interest expense decreased by 45.4% to $1.5 million for the second quarter of 2021 as compared to the second quarter of 2020.

Net interest income was $21.6 million for the six months ended June 30, 2021, an increase of $1.7 million, or 8.7%, compared with $19.9 million for the same period in 2020. Net interest spread and margin were 3.34% and 3.49%, respectively, for the first six months of 2021, compared with 3.07% and 3.32%, respectively, for the first six months of 2020.

The yield on earning assets decreased to 3.98% for the first six months of 2021, as compared to 4.35% in the first six months of 2020. Average interest-earning assets increased approximately $47.6 million for the six months ended June 30, 2021 compared with the first six months of 2020. Average loans decreased approximately $629,000 for the first six months ended June 30, 2021 compared with the first six months of 2020. Interest revenue for the first six months of 2021 declined $944,000 due to lower interest rates on new and renewed loans, as well as repricing of variable rate loans, as compared to the first six months of 2020. Total interest income decreased 5.5%, or $1.4 million, for the first six months of 2021 compared to the first six months of 2020.

The amount of loan fee income included in total interest income was $1.8 million and $751,000 for the six months ended June 30, 2021 and 2020, respectively. This represents 29 basis points and 12 basis points of yield on earning assets and net interest margin for the six months ended June 30, 2021 and 2020, respectively. Loan fee income included PPP fees of $1.1 million and $179,000 for the six months ended June 30, 2021 and 2020, respectively, which represents 18 basis points and three basis points of earning asset yield and net interest margin for those six-month periods, respectively.

The cost of interest-bearing liabilities decreased to 0.64% for the first six months of 2021, as compared to 1.28% for the first six months of 2020 primarily based on downward repricing of time and other interest-bearing deposits and reduction in the size of the time deposit portfolio, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by $22.9 million for the six months ended June 30, 2021 compared with the first six months of 2020 primarily due to a $27.0 million decrease in FHLB advances. Total interest expense decreased by 50.9% to $3.0 million for the six months ended June 30, 2021 as compared to $6.2 million for the first six months of 2020.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended June 30, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$961,922	$11,047	4.61%	$978,316	$11,356	4.67%
Securities
Taxable	197,860	1,103	2.24	190,148	1,307	2.76
Tax-exempt	25,451	177	3.72	10,971	77	3.57
FHLB stock	5,769	29	2.02	6,575	39	2.39
Federal funds sold and other	84,361	20	0.10	36,750	7	0.08
Total interest-earning assets	1,275,363	12,376	3.91%	1,222,760	12,786	4.21%
Less: Allowance for loan losses	(12,744)			(9,213)
Non-interest earning assets	98,461			92,376
Total assets	$1,361,080			$1,305,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$327,039	$465	0.57%	$457,637	$1,621	1.42%
NOW and money market deposits	405,043	333	0.33	330,942	357	0.43
Savings accounts	158,090	119	0.30	107,932	149	0.56
FHLB advances	20,000	38	0.76	32,259	73	0.91
Junior subordinated debentures	21,000	132	2.52	21,000	172	3.29
Subordinated capital notes	25,000	375	6.02	17,000	253	5.99
Senior debt	—	—	—	5,000	51	4.10
Total interest-bearing liabilities	956,172	1,462	0.61%	971,770	2,676	1.11%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	274,352			219,909
Other liabilities	9,170			6,896
Total liabilities	1,239,694			1,198,575
Stockholders’ equity	121,386			107,348
Total liabilities and stockholders’ equity	$1,361,080			$1,305,923

Net interest income		$10,914			$10,110

Net interest spread			3.30%			3.10%

Net interest margin			3.45%			3.33%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

The following table presents the average balance sheets for the six-month periods ended June 30, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$963,131	$22,008	4.61%	$963,760	$22,967	4.79%
Securities
Taxable	189,259	2,219	2.36	191,704	2,774	2.91
Tax-exempt	23,957	308	3.45	10,480	147	3.57
FHLB stock	5,808	59	2.05	6,429	79	2.47
Federal funds sold and other	70,956	32	0.09	33,164	86	0.52
Total interest-earning assets	1,253,111	24,626	3.98%	1,205,537	26,053	4.35%
Less: Allowance for loan losses	(12,600)			(8,750)
Non-interest earning assets	98,591			92,758
Total assets	$1,339,102			$1,289,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$340,870	$1,067	0.63%	$469,717	$3,854	1.65%
NOW and money market deposits	389,528	639	0.33	320,494	785	0.49
Savings accounts	152,093	237	0.31	91,118	260	0.57
FHLB advances	20,307	76	0.75	47,333	293	1.24
Junior subordinated debentures	21,000	262	2.52	21,000	387	3.71
Subordinated capital notes	25,000	751	6.06	17,000	495	5.86
Senior debt	—	—	—	5,000	107	4.30
Total interest-bearing liabilities	948,798	3,032	0.64%	971,662	6,181	1.28%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	262,849			203,353
Other liabilities	7,920			7,040
Total liabilities	1,219,567			1,182,055
Stockholders’ equity	119,535			107,490
Total liabilities and stockholders’ equity	$1,339,102			$1,289,545

Net interest income		$21,594			$19,872

Net interest spread			3.34%			3.07%

Net interest margin			3.49%			3.32%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

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

	Three Months Ended June 30, 2021 vs. 2020			Six Months Ended June 30, 2021 vs. 2020
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(120)	$(189)	$(309)	$(944)	$(15)	$(959)
Securities	(247)	143	(104)	(546)	152	(394)
FHLB stock	(5)	(5)	(10)	(13)	(7)	(20)
Federal funds sold and other	2	11	13	(105)	51	(54)
Total increase (decrease) in interest income	(370)	(40)	(410)	(1,608)	181	(1,427)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(782)	(374)	(1,156)	(1,931)	(856)	(2,787)
NOW and money market accounts	(95)	71	(24)	(293)	147	(146)
Savings accounts	(83)	53	(30)	(150)	127	(23)
FHLB advances	(10)	(25)	(35)	(89)	(128)	(217)
Junior subordinated debentures	(40)	—	(40)	(125)	—	(125)
Subordinated capital notes	2	120	122	16	240	256
Senior debt	(25)	(26)	(51)	(53)	(54)	(107)
Total increase (decrease) in interest expense	(1,033)	(181)	(1,214)	(2,625)	(524)	(3,149)
Increase (decrease) in net interest income	$663	$141	$804	$1,017	$705	$1,722

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Service charges on deposit accounts	$520	$441	$1,068	$1,109
Bank card interchange fees	1,073	863	2,033	1,613
Income from bank owned life insurance	143	116	308	212
Net gain on sale of other real estate owned	191	—	191	—
Other	208	181	419	391
Total non-interest income	$2,135	$1,601	$4,019	$3,325

Non-interest income for the second quarter of 2021 increased by $534,000, or 33.4%, compared with the second quarter of 2020. The increase in non-interest income for the second quarter of 2021 compared to the second quarter of 2020 was primarily driven by an increase in bank card interchange fees of $210,000 due to an increase in debit card transactions, and a $191,000 gain on the sale of OREO.

For the six months ended June 30, 2021, non-interest income increased by $694,000, or 20.9%, to $4.0 million compared with $3.3 million for the same period of 2020. The increase in non-interest income between the six-month comparative periods was primarily due to an increase in bank card interchange fees of $420,000 and a $191,000 gain on the sale of OREO.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2021 and 2020:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Salary and employee benefits	$4,467	$4,633	$8,949	$9,171
Occupancy and equipment	979	983	2,039	1,982
Professional fees	246	235	482	443
Marketing expense	179	104	361	318
FDIC insurance	90	67	225	67
Data processing expense	377	380	755	739
Deposit and state franchise tax	90	360	180	720
Deposit account related expenses	556	460	1,047	911
Communications expense	194	247	367	465
Insurance expense	115	111	219	214
Postage and delivery	139	152	291	320
Other	522	504	1,023	1,121
Total non-interest expense	$7,954	$8,236	$15,938	$16,471

Non-interest expense for the second quarter ended June 30, 2021 decreased $282,000, or 3.4%, compared with the second quarter of 2020. This decrease was primarily due to the elimination of the Kentucky bank franchise tax discussed below, resulting in a decrease in deposit and state franchise tax expense of $270,000, or 75%. Salary and employee benefits, which includes salaries, payroll taxes, health insurance, 401k matching contributions, incentive compensation, and stock-based compensation, decreased $166,000, or 3.6%, for the second quarter of 2021, as compared with the second quarter of 2020. The second quarter of 2020 included $111,000 in severance expense as the Bank realized a reduction in FTEs from 248 at March 31, 2020 to 228 at June 30, 2020. These decreases were partially offset by an increase in deposit account related expense of $96,000, or 20.9%, due to an increase in debit card transactions.

For the six months ended June 30, 2021, non-interest expense decreased $533,000, or 3.2% to $15.9 million compared with $16.5 million for the first six months of 2020. The decrease in non-interest expense for the six months ended June 30, 2021 was primarily attributable to a decrease of $540,000, or 75%, in deposit and state franchise tax expense. Salary and employee benefits decreased $222,000, or 2.4%, for the six months ended June 30, 2021, as compared with the first six months of 2020 given the prior period severance expense discussed above, and modestly lower FTE counts in the first six months of 2021 compared to the same period in 2020. These decreases were partially offset by increases in FDIC insurance of $158,000, or 235.8%, as no expense was recorded during the first quarter of 2020 due to the Bank utilizing assessment credits, and deposit account related expense of $136,000, or 14.9%, due to an increase in debit card transactions.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)

Federal statutory tax rate	21%	21%	21%	21%
Federal statutory rate times financial statement income	$1,070	$499	$1,958	$961
Effect of:
State income taxes	202	—	383	—
Tax-exempt interest income	(40)	(15)	(70)	(29)
Establish state deferred tax asset	—	(79)	—	(151)
Non-taxable life insurance income	(36)	(24)	(77)	(44)
Restricted stock vesting	(5)	5	—	4
Other, net	3	7	8	13
Total	$1,194	$393	$2,202	$754

Income tax expense was $1.2 million and $2.2 million for the second quarter of 2021 and for the first six months of 2021, respectively, compared with $393,000 for the second quarter of 2020 and $754,000 for the first six months of 2020, respectively. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $235,000 and $449,000 for the second quarter of 2021 and for the first six months of 2021, respectively, compared to a state income tax benefit of $79,000 and $151,000 for the second quarter of 2020 and for the first six months of 2020, respectively, which was related to the establishment of a net deferred tax asset due to the tax law change.

Analysis of Financial Condition

Total assets increased $26.6 million, or 2.0%, to $1.34 billion at June 30, 2021, from $1.31 billion at December 31, 2020. This increase was primarily attributable to an increase in cash and cash equivalents of $17.4 million and securities of $25.0 million, partially offset by a decrease in net loans of $14.9 million.

Loans Receivable – Loans receivable decreased $14.7 million, or 1.5%, during the six months ended June 30, 2021 to $947.4 million as loan paydowns outpaced growth. The commercial and commercial real estate portfolios increased by an aggregate of $9.8 million, or 1.5%, during the first six months of 2021 and comprised 68.4% of the loan portfolio at June 30, 2021. Residential real estate and consumer portfolios decreased by an aggregate of $19.4 million, or 6.9%, during the first six months of 2021 and comprised 27.7% of the loan portfolio at June 30, 2021.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$206,578	21.80%	$208,244	21.65%
Commercial Real Estate
Construction	78,659	8.30	92,916	9.66
Farmland	65,631	6.93	70,272	7.30
Nonfarm nonresidential	296,737	31.32	266,394	27.69
Residential Real Estate
Multi-family	62,428	6.59	61,180	6.36
1-4 Family	168,215	17.75	188,955	19.64
Consumer	31,511	3.33	31,429	3.27
Agriculture	37,086	3.91	42,044	4.37
Other	580	0.07	647	0.06
Total loans	$947,425	100.00%	$962,081	100.00%

(1)	Includes PPP loans of $21.0 million and $20.3 million at June 30, 2021 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2021		December 31, 2020
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$913,753	96.4%	$926,025	96.2%
Watch	15,888	1.7	18,879	2.0
Special Mention	—	—	—	—
Substandard	17,784	1.9	17,177	1.8
Doubtful	—	—	—	—
Total	$947,425	100.0%	$962,081	100.00%

Loans receivable decreased $14.7 million, or 1.5%, during the six months ended June 30, 2021 primarily as a result of loan payoffs outpacing loan originations during the period. Since December 31, 2020, the pass category decreased approximately $12.3 million, the watch category decreased approximately $3.0 million, and the substandard category increased approximately $607,000. The $607,000 increase in loans classified as substandard was primarily driven by $2.2 million in loans migrating to substandard, offset by $1.4 million in payments and $231,000 in charge-offs during the first six months of 2021.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2021	December 31, 2020
	(in thousands)
Past Due Loans:
30-59 Days	$181	$1,537
60-89 Days	252	372
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	433	1,909

Nonaccrual Loans	1,530	1,676
Total Past Due and Nonaccrual Loans	$1,963	$3,585

During the six months ended June 30, 2021, nonaccrual loans decreased by $146,000 to $1.5 million. Loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $181,000 at June 30, 2021. Loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $252,000 at June 30, 2021. This represents a $1.5 million decrease in accruing past due loans from December 31, 2020 to June 30, 2021 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At June 30, 2021 and December 31, 2020, the Bank had four restructured loans totaling $459,000 and $480,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at June 30, 2021 or December 31, 2020. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At June 30, 2021 and December 31, 2020, 85% and 100%, respectively, of the TDRs were performing according to their modified terms.

There were no modifications granted during 2021 and one modification granted during the third quarter of 2020 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

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

Short-term loan modifications declined to $4.7 million as of June 30, 2021, as compared to $15.3 million at December 31, 2020. Included in the $4.7 million of short-term loan modifications is one commercial real estate loan secured by a retail entertainment facility totaling $4.4 million, which remains subject to and is performing in accordance with, a short-term COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of June 30, 2021 and December 31, 2020.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in thousands)

Loans on nonaccrual status	$1,530	$1,676
Troubled debt restructurings on accrual	390	480
Past due 90 days or more still on accrual	—	—
Total non-performing loans	1,920	2,156
Real estate acquired through foreclosure	—	1,765
Other repossessed assets	—	—
Total non-performing assets	$1,920	$3,921

Non-performing loans to total loans	0.20%	0.22%
Non-performing assets to total assets	0.14%	0.30%
Allowance for non-performing loans	$17	$22
Allowance for non-performing loans to non-performing loans	0.89%	1.02%

Nonperforming loans at June 30, 2021, were $1.9 million, or 0.20% of total loans, compared with $2.2 million, or 0.22% of total loans at December 31, 2020, and $1.9 million, or 0.19% of total loans at June 30, 2020.

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

No provision for loan losses and a $350,000 provision for loan losses was recorded in the second quarter and first six months of 2021, respectively, compared to $1.1 million and $2.2 million provision for loan losses in the second quarter and the first six months of 2020, respectively. The 2021 loan loss provision was attributable to the net loan charge-offs and trends within the portfolio during the period, while the provisions for 2020 were largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At June 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic despite declining loan balances and improved credit trends.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2021	2020	2021	2020	2020
	(in thousands)
Balance at beginning of period	$12,755	$9,150	$12,443	$8,376	$8,376

Loans charged-off:
Real estate	141	35	141	139	231
Commercial	—	3	19	32	32
Consumer	32	152	51	313	493
Agriculture	5	3	44	44	46
Other	—	—	—	—	—
Total charge-offs	178	193	255	528	802

Recoveries
Real estate	32	155	48	196	352
Commercial	7	6	10	11	29
Consumer	15	6	34	10	45
Agriculture	6	1	7	9	30
Other	—	3	—	4	13
Total recoveries	60	171	99	230	469
Net charge-offs (recoveries)	118	22	156	298	333
Provision for loan losses	—	1,100	350	2,150	4,400
Balance at end of period	$12,637	$10,228	$12,637	$10,228	$12,443

Allowance for loan losses to period-end loans	1.33%	1.05%	1.33%	1.05%	1.29%
Net charge-offs (recoveries) to average loans	0.05%	0.01%	0.03%	0.06%	0.03%
Allowance for loan losses to non-performing loans	658.18%	546.37%	658.18%	546.37%	577.13%

The allowance for loan losses to total loans was 1.33% at June 30, 2021, compared to 1.29% at December 31, 2020, and 1.05% at June 30, 2020. Net loan charge-offs in the first six months of 2021 totaled $156,000, compared to net loan charge-offs of $298,000 in the first six months of 2020. The allowance for loan losses to non-performing loans was 658.18% at June 30, 2021, compared with 577.13% at December 31, 2020, and 546.37% at June 30, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $25.0 million, or 12.3%, to $228.9 million at June 30, 2021, compared with $203.9 million at December 31, 2020.

The following table sets forth the carrying value of the securities portfolio at the dates indicated (in thousands):

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale
U.S. Government andfederal agencies	$28,918	$845	$(3)	$29,760	$18,811	$806	$—	$19,617
Agency mortgage-backed residential	79,146	2,121	(265)	81,002	71,582	2,777	(26)	74,333
Collateralized loan obligations	40,185	—	(240)	39,945	44,730	—	(1,578)	43,152
State and municipal	—	—	—	—	34,759	1,296	—	36,055
Corporate bonds	31,674	487	(714)	31,447	31,635	472	(1,402)	30,705
Total available for sale	$179,923	$3,453	$(1,222)	$182,154	$201,517	$5,351	$(3,006)	$203,862

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$46,717	$217	$(249)	$46,685	$—	$—	$—	$—
Total held to maturity	$46,717	$217	$(249)	$46,685	$—	$—	$—	$—

During March 2021, to better manage interest rate risk, management transferred from AFS to HTM all the municipal securities in the portfolio having a book value of approximately $34.7 million, a market value of approximately $35.8 million, and a net unrealized gain of approximately $1.1 million. The transfer occurred at fair value. The related net unrealized gain included in other comprehensive income remained in other comprehensive income and is being amortized from other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. This transfer was completed after careful consideration of the intent and ability to hold these securities to maturity.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At June 30, 2021, $27.9 million, $9.5 million, and $2.5 million of the Bank’s CLOs were AA, A, and BBB rated, respectively. None of the CLOs were subject to ratings downgrade during the six months ended June 30, 2021.

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

Foreclosed Properties – There were no foreclosed properties at June 30, 2021, compared with $1.8 million at December 31, 2020. See Note 5, “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

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

OREO sales totaled $2.0 million for the second quarter and first six months of 2021, compared to $1.6 million for the second quarter and first six months ended June 30, 2020. Net gain on sales of OREO totaled $191,000 for the second quarter and six months ended June 30, 2021, compared to no gain on sales of OREO for the second quarter and six months ended June 30, 2020. Operating expenses for OREO totaled $2,000 and $13,000 for the second quarter and six months ended June 30, 2021, respectively, compared to operating expenses of $22,000 and $38,000 for the second quarter and six months ending June 30, 2020, respectively. There were no fair value write-downs recorded during the six months ended June 30, 2021 or the six months ended June 30, 2020.

Liabilities – Total liabilities at June 30, 2021 were $1.21 billion compared with $1.20 billion at December 31, 2020, an increase of $18.7 million, or 1.6%. This increase was primarily attributable to an increase in deposits of $19.5 million.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$262,849		$215,145
Interest checking	208,246	0.31%	169,808	0.32%
Money market	181,282	0.35	166,788	0.55
Savings	152,093	0.31	111,559	0.48
Certificates of deposit	340,870	0.63	436,083	1.33
Total deposits	$1,145,340	0.34%	$1,099,383	0.71%

The following table shows at June 30, 2021 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$7,811
Three months through six months	7,235
Six months through twelve months	10,043
Over twelve months	16,254
Total	$41,343

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

The Bank also borrows from the FHLB to supplement funding requirements. At June 30, 2021, the Bank had an unused borrowing capacity with the FHLB of $88.6 million. Advances are collateralized by first mortgage residential loans as well as loans originated under the SBA Payment Protection Plan loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2021, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Capital

Stockholders’ equity increased $7.9 million to $124.0 million at June 30, 2021, compared with $116.0 million at December 31, 2020 primarily due to current year net income of $7.1 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of June 30, 2021:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	13.0%
Common equity Tier 1 capital	4.5	6.5	8.5	13.0
Total risk-based capital	8.0	10.0	10.5	14.1
Tier 1 leverage ratio	4.0	5.0	—	10.6

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would increase by an estimated 1.1% at June 30, 2021, compared with an increase of 0.8% at December 31, 2020. Given a 200 basis point increase in interest rates, base net interest income would increase by an estimated 2.8% at June 30, 2021, compared with an increase of 2.2% at December 31, 2020.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2021, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$1,156	2.83%
+ 100 basis points	462	1.13
- 100 basis points	(835)	(2.04)
- 200 basis points	(1,718)	(4.20)

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions. Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amount of damages. After discussions with legal counsel, management does not believe these legal actions or proceedings will have a material adverse effect on the consolidated financial position or results of operation of the Company.

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2020. There have been no material changes from the risk factors previously discussed in that report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company's equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
June 2021	2,824	$13.66

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, restated to reflect amendments.

3.2	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 18, 2018 is hereby incorporated by reference.

4.1	Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Amendment No. 4 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated May 19, 2021. Exhibit 4 to the Form 8-K filed May 19, 2021 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

LIMESTONE BANCORP, INC.
(Registrant)

July 30, 2021	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

July 30, 2021	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer