Form 10-Q
period 2021-09-30
LIMESTONE BANCORP, INC.
filed 2021-10-29
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

6,602,204 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at October 29, 2021.

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

Unaudited Consolidated Statements of Comprehensive Income

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2021	December 31, 2020
Assets
Cash and due from banks	$13,579	$10,830
Interest bearing deposits in banks	44,909	56,863
Cash and cash equivalents	58,488	67,693
Securities available for sale	203,548	203,862
Securities held to maturity (fair value of $47,407)	47,539	—
Loans, net of allowance of $12,973 and $12,443, respectively	955,115	949,638
Premises and equipment, net	21,623	18,533
Premises held for sale	980	1,060
Other real estate owned	—	1,765
Federal Home Loan Bank stock	5,116	5,887
Bank owned life insurance	23,845	23,441
Deferred taxes, net	22,161	25,714
Goodwill	6,252	6,252
Other intangible assets, net	2,053	2,244
Accrued interest receivable and other assets	6,128	6,213
Total assets	$1,352,848	$1,312,302

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$266,035	$243,022
Interest bearing	881,956	876,585
Total deposits	1,147,991	1,119,607
Federal Home Loan Bank advances	20,000	20,623
Accrued interest payable and other liabilities	10,193	10,048
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,224,184	1,196,278
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,602,686 and 6,498,865 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,441	25,013
Retained deficit	(35,214)	(46,678)
Accumulated other comprehensive loss	(2,202)	(2,950)
Total stockholders' equity	128,664	116,024
Total liabilities and stockholders’ equity	$1,352,848	$1,312,302

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Loans, including fees	$11,565	$10,805	$33,573	$33,772
Taxable securities	1,183	1,139	3,402	3,913
Tax exempt securities	168	108	476	255
Federal funds sold and other	59	42	150	207
	12,975	12,094	37,601	38,147
Interest expense
Deposits	812	1,627	2,755	6,526
Federal Home Loan Bank advances	39	39	115	332
Senior debt	—	12	—	119
Junior subordinated debentures	128	138	390	525
Subordinated capital notes	375	335	1,126	830
	1,354	2,151	4,386	8,332
Net interest income	11,621	9,943	33,215	29,815
Provision for loan losses	300	1,350	650	3,500
Net interest income after provision for loan losses	11,321	8,593	32,565	26,315

Non-interest income
Service charges on deposit accounts	583	565	1,651	1,674
Bank card interchange fees	1,044	881	3,077	2,494
Income from bank owned life insurance	112	113	420	325
Gain on sale of other real estate owned	—	—	191	—
Gain (loss) on sales and calls of securities, net	465	—	460	(5)
Other	232	183	656	579
	2,436	1,742	6,455	5,067
Non-interest expense
Salaries and employee benefits	4,582	4,413	13,531	13,584
Occupancy and equipment	1,024	1,008	3,063	2,990
Professional fees	219	261	701	704
Marketing expense	200	134	561	452
FDIC Insurance	90	81	315	148
Data processing expense	378	382	1,133	1,121
Deposit and state franchise tax	90	360	270	1,080
Deposit account related expense	545	487	1,592	1,398
Communications expense	153	201	520	666
Insurance expense	105	102	324	316
Postage and delivery	169	156	460	476
Other	495	494	1,518	1,615
	8,050	8,079	23,988	24,550
Income before income taxes	5,707	2,256	15,032	6,832
Income tax expense	1,366	190	3,568	944
Net income	4,341	2,066	11,464	5,888
Basic and diluted income per common share	$0.57	$0.28	$1.51	$0.79

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$4,341	$2,066	$11,464	$5,888
Other comprehensive income:
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	756	1,300	1,718	428
Amortization during period of net unrealized gain transferred to held to maturity	(91)	—	(261)	—
Less reclassification adjustment for gains (losses)included in net income	465	—	460	(5)
Net unrealized gain (loss) recognized in comprehensive income	200	1,300	997	433
Tax effect	(50)	(324)	(249)	(108)
Other comprehensive income	150	976	748	325

Comprehensive income	$4,491	$3,042	$12,212	$6,213

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2021 and 2020

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2021	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	95,634	—	95,634	—	(48)	—	—	(48)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	149	—	—	149
Net income	—	—	—	—	—	3,222	—	3,222
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	173	173
Balances, March 31, 2021	6,594,499	1,000,000	7,594,499	$140,639	$25,114	$(43,456)	$(2,777)	$119,520
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	8,586	—	8,586	—	(39)	—	—	(39)
Forfeited unvested stock	(399)	—	(399)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	152	—	—	152
Net income	—	—	—	—	—	3,901	—	3,901
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	425	425
Balances, June 30, 2021	6,602,686	1,000,000	7,602,686	$140,639	$25,227	$(39,555)	$(2,352)	$123,959
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	—	—	—	—	—	—	—	—
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	214	—	—	214
Net income	—	—	—	—	—	4,341	—	4,341
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	150	150
Balances, September 30, 2021	6,602,686	1,000,000	7,602,686	$140,639	$25,441	$(35,214)	$(2,202)	$128,664

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2021 and 2020

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, January 1, 2020	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	17,330	—	17,330	—	(37)	—	—	(37)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	106	—	—	106
Net income	—	—	—	—	—	1,840	—	1,840
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,148)	(3,148)
Balances, March 31, 2020	6,269,305	1,220,000	7,489,305	$140,639	$24,577	$(53,843)	$(6,862)	$104,511
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	(3,433	—	(3,433)	—	(38)	—	—	(38)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	104	—	—	104
Net income	—	—	—	—	—	1,982	—	1,982
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	2,497	2,497
Balances, June 30, 2020	6,265,872	1,220,000	7,485,872	$140,639	$24,643	$(51,861)	$(4,365)	$109,056
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon award	13,377	—	13,377	—	—	—	—	—
Forfeited unvested stock	(66)	—	(66)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	188	—	—	188
Non-voting shares converted to voting	220,000	(220,000)	—	—	—	—	—	—
Net income	—	—	—	—	—	2,066	—	2,066
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	976	976
Balances, September 30, 2020	6,499,183	1,000,000	7,499,183	$140,639	$24,831	$(49,795)	$(3,389)	$112,286

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2021 and 2020

(dollars in thousands)

	2021	2020
Cash flows from operating activities
Net income	$11,464	$5,888
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	3,878	1,760
Provision for loan losses	650	3,500
Net amortization on securities	422	500
Stock-based compensation expense	515	398
Deferred taxes, net	3,304	1,117
Net realized (gain) loss on sales and calls of investment securities	(460)	5
Net realized gain on sales of other real estate owned	(191)	—
Net realized loss on sales of premises and equipment	1	—
Net write-down on premises held for sale	80	100
Increase in cash surrender value of life insurance, net of premium	(404)	(310)
Amortization of operating lease right-of-use assets	269	562
Net change in accrued interest receivable and other assets	(3,138)	(1,319)
Net change in accrued interest payable and other liabilities	145	(350)
Net cash from operating activities	16,535	11,851

Cash flows from investing activities
Purchases of available for sale securities	(68,827)	(28,931)
Proceeds from sales and calls of available for sale securities	6,500	8,530
Proceeds from maturities and prepayments of available for sale securities	28,182	25,785
Purchases of held to maturity securities	(15,414)	—
Proceeds from calls of held to maturity securities	704	—
Proceeds from maturities and prepayments of held to maturity securities	2,665	—
Purchases of Federal Home Loan Bank stock	—	(600)
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	771	875
Proceeds from sale of other real estate owned	1,956	1,600
Net change in loans	(8,998)	(49,362)
Purchases of premises and equipment	(953)	(584)
Purchases of bank owned life insurance	—	(7,000)
Net cash from investing activities	(53,414)	(49,687)

Cash flows from financing activities
Net change in deposits	28,384	67,414
Repayment of Federal Home Loan Bank advances	(623)	(135,755)
Advances from Federal Home Loan Bank	—	105,000
Proceeds from issuance of subordinated capital note	—	8,000
Repayment of senior debt	—	(5,000)
Common shares withheld for taxes	(87)	(75)
Net cash from financing activities	27,674	39,584
Net change in cash and cash equivalents	(9,205)	1,748
Beginning cash and cash equivalents	67,693	30,203
Ending cash and cash equivalents	$58,488	$31,951

Supplemental cash flow information:
Interest paid	$4,837	$8,924
Income tax paid (refund)	220	(346)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	—
Transfer from premises and equipment to premises held for sale	—	310
Transfer from available for sale to held to maturity securities	34,741	—
AOCI component of transfer from available for sale to held to maturity	1,081	—
Financed sales of other real estate owned	—	1,360

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. Management has selected a vendor to assist in generating loan level cash flows and disclosures. The project plan has been running parallel with the existing historical loss model and will continue up until CECL implementation. Management continues to focus on refining assumptions and challenges to the model. Additionally, management is contemplating various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

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

The following table summarizes the amortized cost and fair value of AFS securities and HTM securities at September 30, 2021 and December 31, 2020 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2021
Available for sale
U.S. Government and federal agency	$26,443	$641	$—	$27,084
Agency mortgage-backed: residential	84,938	1,925	(493)	86,370
Collateralized loan obligations	50,233	1	(104)	50,130
Corporate bonds	39,412	656	(104)	39,964
Total available for sale	$201,026	$3,223	$(701)	$203,548

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$47,539	$201	$(333)	$47,407
Total held to maturity	$47,539	$201	$(333)	$47,407

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333
Collateralized loan obligations	44,730	—	(1,578)	43,152
State and municipal	34,759	1,296	—	36,055
Corporate bonds	31,635	472	(1,402)	30,705
Total available for sale	$201,517	$5,351	$(3,006)	$203,862

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

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Proceeds	$6,500	$—	$7,204	$8,530
Gross gains	465	—	465	—
Gross losses	—	—	5	5

The amortized cost and fair value of the debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	September 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	5,255	5,435
Five to ten years	78,686	79,214
Beyond ten years	32,147	32,529
Agency mortgage-backed: residential	84,938	86,370
Total	$201,026	$203,548

Held to maturity
Within one year	$4,703	4,706
One to five years	9,397	$9,387
Five to ten years	3,829	3,820
Beyond ten years	29,610	29,494
Total	$47,539	$47,407

Securities pledged at September 30, 2021 and December 31, 2020 had carrying values of approximately $118.2 million and $81.4 million, respectively, and were pledged to secure public deposits.

At September 30, 2021 and December 31, 2020, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $35.7 million and $23.0 million, respectively. At September 30, 2021 and December 31, 2020, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2021, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At September 30, 2021, $28.0 million and $22.1 million of the Bank’s CLOs were AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the nine months ended September 30, 2021.

The corporate bond portfolio consists of 14 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed for five years converting to floating at an index over LIBOR, or SOFR, or floating at an index over LIBOR, or SOFR, from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Securities with unrealized and unrecognized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2021
Available for sale
U.S. Government and federal agency	$—	$—	$—	$—	$—	$—
Agency mortgage-backed: residential	33,008	(488)	754	(5)	33,762	(493)
Collateralized loan obligations	—	—	25,681	(104)	25,681	(104)
Corporate bonds	16,706	(44)	2,798	(60)	19,504	(104)
Total temporarily impaired	$49,714	$(532)	$29,233	$(169)	$78,947	$(701)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	26,676	(333)	—	—	26,676	(333)
Total temporarily impaired	$26,676	$(333)	$—	$—	$26,676	$(333)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2020
Available for sale
Agency mortgage-backed: residential	$4,772	$(26)	$—	$—	$4,772	$(26)
Collateralized loan obligations	8,794	(251)	34,358	(1,327)	43,152	(1,578)
Corporate bonds	10,849	(1,402)	—	—	10,849	(1,402)
Total temporarily impaired	$24,415	$(1,679)	$34,358	$(1,327)	$58,773	$(3,006)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)
Commercial (1)	$217,189	$208,244
Commercial Real Estate:
Construction	75,432	92,916
Farmland	69,531	70,272
Nonfarm nonresidential	307,637	266,394
Residential Real Estate:
Multi-family	57,346	61,180
1-4 Family	164,944	188,955
Consumer	38,464	31,429
Agriculture	36,980	42,044
Other	565	647
Subtotal	968,088	962,081
Less: Allowance for loan losses	(12,973)	(12,443)
Loans, net	$955,115	$949,638

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $5.7 million and $20.3 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2021:
Beginning balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637
Provision (negative provision)	371	(80)	(124)	146	(13)	–	300
Loans charged off	–	–	(18)	(7)	–	–	(25)
Recoveries	10	3	34	7	7	–	61
Ending balance	$2,685	$7,722	$1,538	$531	$494	$3	$12,973

September 30, 2020:
Beginning balance	$2,532	$4,494	$2,146	$581	$472	$3	$10,228
Provision (negative provision)	494	665	13	104	76	(2)	1,350
Loans charged off	–	–	(17)	(131)	(2)	–	(150)
Recoveries	5	6	13	13	14	2	53
Ending balance	$3,031	$5,165	$2,155	$567	$560	$3	$11,481

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	155	788	(403)	187	(76)	(1)	650
Loans charged off	(19)	(129)	(30)	(58)	(44)	–	(280)
Recoveries	20	13	72	41	14	–	160
Ending balance	$2,685	$7,722	$1,538	$531	$494	$3	$12,973

September 30, 2020:
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	1,337	1,016	422	503	228	(6)	3,500
Loans charged off	(32)	(57)	(99)	(444)	(46)	–	(678)
Recoveries	16	126	89	23	23	6	283
Ending balance	$3,031	$5,165	$2,155	$567	$560	$3	$11,481

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$2,176	$2	$–	$–	$–	$2,178
Collectively evaluated for impairment	2,685	5,546	1,536	531	494	3	10,795
Total ending allowance balance	$2,685	$7,722	$1,538	$531	$494	$3	$12,973

Loans:
Loans individually evaluated for impairment	$–	$5,492	$912	$38	$101	$–	$6,543
Loans collectively evaluated for impairment	217,189	447,108	221,378	38,426	36,879	565	961,545
Total ending loans balance	$217,189	$452,600	$222,290	$38,464	$36,980	$565	$968,088

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020:

	As of September 30, 2021			Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$298	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	821	640	—	616	26	596	26
Nonfarm nonresidential	1,306	496	—	492	12	517	39
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,733	813	—	716	74	829	112
Consumer	298	38	—	28	—	21	1
Agriculture	459	101	—	101	—	99	—
Other	—	—	—	—	—	—	—
Subtotal	4,915	2,088	—	1,953	112	2,062	178
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	6,464	4,356	2,176	4,356	66	4,356	196
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	99	99	2	100	1	102	2
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,563	4,455	2,178	4,456	67	4,458	198
Total	$11,478	$6,543	$2,178	$6,409	$179	$6,520	$376

	As of December 31, 2020			Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$308	$—	$—	$101	$—	$103	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	555	456	—	292	1	294	14
Nonfarm nonresidential	1,323	549	—	494	13	489	31
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,883	954	—	963	10	879	64
Consumer	259	—	—	16	2	68	3
Agriculture	393	91	—	—	—	11	—
Other	—	—	—	—	—	—	—
Subtotal	4,721	2,050	—	1,866	26	1,844	112
With An Allowance Recorded:
Commercial	—	—	—	—	—	6	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	282	—	247	4
Nonfarm nonresidential	6,465	4,356	2,176	75	—	38	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	106	106	1	91	4	100	7
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	6,571	4,462	2,177	448	4	391	11
Total	$11,292	$6,512	$2,177	$2,314	$30	$2,235	$123

Cash basis income recognized on impaired loans for the three and nine months ended September 30, 2021 was $96,000 and $148,000, respectively, compared to $19,000 and $87,000 for the three and nine months ended September 30, 2020, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2021 and December 31, 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2021
Commercial Real Estate:
Nonfarm nonresidential	$349	$—	$349
Residential Real Estate:
1-4 Family	212	67	279
Total TDRs	$561	$67	$628

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$374	$—	$374
Residential Real Estate:
1-4 Family	106	—	106
Total TDRs	$480	$—	$480

At September 30, 2021 and December 31, 2020, 89% and 100%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2021 and December 31, 2020. The Company has no commitment to lend additional amounts as of September 30, 2021 and December 31, 2020 to borrowers with outstanding loans classified as TDRs. During the three and nine months ended September 30, 2021 and September 30, 2020, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

The following table presents a summary of the TDR loan modification by portfolio segment that occurred during the three and nine months ended September 30, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2021
Residential Real Estate:
1-4 Family	$180	$—	$180
Total TDRs	$180	$—	$180

As of September 30, 2021, the TDR that occurred during the three and nine months ended September 30, 2021 was performing according to its modified terms. There were no reserves allocated to this loan as of September 30, 2021. The post-modification balance approximates the pre-modification balance. There were no modifications during the three and nine months ended September 30, 2020.

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

Loans subject to CARES Act modifications that had not returned to normal payment terms were $4.5 million at September 30, 2021 and $15.3 million at December 31, 2020. Included in the $4.5 million of CARES Act modifications is one commercial real estate loan secured by a retail entertainment facility totaling $4.4 million, which remains subject to, and is performing in accordance with, a COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million as of September 30, 2021 and December 31, 2020.

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2021
Commercial	$68	$11	$—	$—	$79
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	93	—	—	640	733
Nonfarm nonresidential	107	—	—	147	254
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	311	100	—	700	1,111
Consumer	51	26	—	39	116
Agriculture	—	5	—	101	106
Other	—	—	—	—	—
Total	$630	$142	$—	$1,627	$2,399

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2020
Commercial	$20	$—	$—	$—	$20
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	325	53	—	456	834
Nonfarm nonresidential	—	26	—	175	201
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,110	217	—	954	2,281
Consumer	59	49	—	—	108
Agriculture	23	27	—	91	141
Other	—	—	—	—	—
Total	$1,537	$372	$—	$1,676	$3,585

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

As of September 30, 2021, and December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2021
Commercial	$209,155	$144	$—	$7,890	$—	$217,189
Commercial Real Estate:
Construction	75,432	—	—	—	—	75,432
Farmland	66,499	193	—	2,839	—	69,531
Nonfarm nonresidential	300,733	906	—	5,998	—	307,637
Residential Real Estate:
Multi-family	57,346	—	—	—	—	57,346
1-4 Family	160,443	2,133	—	2,368	—	164,944
Consumer	38,403	1	—	60	—	38,464
Agriculture	36,820	30	—	130	—	36,980
Other	565	—	—	—	—	565
Total	$945,396	$3,407	$—	$19,285	$—	$968,088

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2020
Commercial	$201,240	$192	$—	$6,812	$—	$208,244
Commercial Real Estate:
Construction	92,916	—	—	—	—	92,916
Farmland	65,556	3,714	—	1,002	—	70,272
Nonfarm nonresidential	258,665	1,605	—	6,124	—	266,394
Residential Real Estate:
Multi-family	50,732	10,448	—	—	—	61,180
1-4 Family	183,379	2,831	—	2,745	—	188,955
Consumer	31,387	3	—	39	—	31,429
Agriculture	41,503	86	—	455	—	42,044
Other	647	—	—	—	—	647
Total	$926,025	$18,879	$—	$17,177	$—	$962,081

Note 4 – Leases

As of September 30, 2021, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of September 30, 2021.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.18% as of September 30, 2021.

Total rental expense was $78,000 and $326,000, respectively, for the three and nine months ended September 30, 2021, compared to $133,000 and $389,000, respectively, for the three and nine months ended September 30, 2020. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $5.4 million as of September 30, 2021 and $2.5 million as of December 31, 2020.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2021 (in thousands):

September 30, 2021

October – December 2021	$110
2022	363
2023	366
2024	365
2025	342
Thereafter	7,471
Total minimum lease payments	9,017
Discount effect of cash flows	(3,586)
Present value of lease liabilities	$5,431

At September 30, 2021, the Company has one additional lease for a new branch office that has yet to commence. The right of use asset and lease liability for the lease yet to commence is estimated to be approximately $2.3 million and is expected to be recorded in the first quarter of 2022.

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

The following table presents the major categories of OREO at the period-ends indicated:

	September 30, 2021	December 31, 2020
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	$—	$1,765
	$—	$1,765

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $110,000 and $35,000 at September 30, 2021 and December 31, 2020, respectively.

Activity relating to OREO during the nine months ended September 30, 2021 and 2020 is as follows:

	For the Nine Months Ended September 30,
	2021	2020
	(in thousands)
OREO Activity
OREO as of January 1	$1,765	$3,225
Real estate acquired	—	—
Valuation adjustment write-downs	—	—
Net gain on sale	191	—
Proceeds from sales of properties	(1,956)	(1,600)
OREO as of September 30	$—	$1,625

Expenses related to OREO include:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Valuation adjustment write-downs	$—	$—	$—	$—
Operating expense	—	20	13	58
Total	$—	$20	$13	$58

OREO expenses are reported in other non-interest expense.

Note 6 – Goodwill and Intangible Assets

The following table summarizes the Company’s acquired goodwill and intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	447	2,500	256
Outstanding, ending	$8,752	$447	$8,752	$256

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

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. Total amortization was $64,000 and $192,000 for the three and nine months ended September 30, 2021, respectively, compared to $64,000 and $192,000 for the three and nine months ended September 30, 2020, respectively.

Amortization expense related to the core deposit intangible is estimated as follows (in thousands):

September 30, 2021
October 2021 – December 2021	$64
2022	256
2023	256
2024	256
2025	256
Thereafter	965
$2,053

Note 7 – Deposits

The following table details deposits by category:

	September 30, 2021	December 31, 2020
	(in thousands)
Non-interest bearing	$266,035	$243,022
Interest checking	239,923	190,625
Money market	198,470	175,785
Savings	163,018	142,623
Certificates of deposit	280,545	367,552
Total	$1,147,991	$1,119,607

Time deposits of $250,000 or more were $38.1 million and $50.7 million at September 30, 2021 and December 31, 2020, respectively.

Scheduled maturities of total time deposits at September 30, 2021 for each of the next five years are as follows (in thousands):

Year 1	$167,083
Year 2	59,085
Year 3	22,854
Year 4	23,371
Year 5	7,585
Thereafter	567
$280,545

Note 8 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2021	2020
	(in thousands)

Short term advances	$—	$623
Long term advances (fixed rate 0.77%) maturing February 2030	20,000	20,000
Total advances from the Federal Home Loan Bank	$20,000	$20,623

FHLB advances had a weighted-average rate of 0.77% at September 30, 2021 and 0.75% at December 31, 2020. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2021 or 2020. The $20.0 million long term advance is callable quarterly at the FHLB’s option. The advances were collateralized by approximately $115.7 million and $133.7 million of first mortgage loans, under a blanket lien arrangement at September 30, 2021 and December 31, 2020, respectively, and $5.7 million and $20.3 million of loans originated under the SBA Payment Protection Plan at September 30, 2021 and December 31, 2020, respectively. At September 30, 2021, the Bank’s additional borrowing capacity with the FHLB was $68.6 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$—
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$20,000

Note 9 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At September 30, 2021, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of September 30, 2021, the 3-month LIBOR was 0.13%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

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

Management routinely applies internal discounts to the value of appraisals used in the fair value evaluation of impaired loans. The deductions to the appraisal take into account changing business factors and market conditions, as well as potential value impairment in cases where the appraisal date predates a likely change in market conditions. These deductions range from 10% for routine real estate collateral to 40% for real estate that is determined to have a thin trading market or to be specialized collateral. This is in addition to estimated discounts for cost to sell of six to ten percent.

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

Financial assets measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 are summarized below:

		Fair Value Measurements at September 30, 2021 Using
		(in thousands)
	Carrying	Quoted Prices In Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$27,084	$—	$27,084	$—
Agency mortgage-backed: residential	86,370	—	86,370	—
Collateralized loan obligations	50,130	—	47,636	2,494
Corporate bonds	39,964	—	31,104	8,860
Total	$203,548	$—	$192,194	$11,354

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$19,617	$—	$19,617	$—
Agency mortgage-backed: residential	74,333	—	74,333	—
Collateralized loan obligations	43,152	—	40,764	2,388
State and municipal	36,055	—	36,055	—
Corporate bonds	30,705	—	18,789	11,916
Total	$203,862	$—	$189,558	$14,304

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2021.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021:

	September 30, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in earnings	—	465
Included in other comprehensive income	106	1,479
Calls	—	(5,000)
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at September 30, 2021	$2,494	$8,860

These securities were transferred to Level 3 during the fourth quarter of 2020.

The following table presents quantitative information about recurring level 3 fair value measurements at September 30, 2021:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,494	Discounted cash flow	Constant prepayment rate	0%
			Additional asset defaults	1%		(1%)
			Expected asset recoveries	49%		(49%)

Corporate bonds	$8,860	Discounted cash flow	Constant prepayment rate	0%
			Spread to benchmark yield	280%	-	450%	(327%	)
			Indicative broker bid	80%	-	105%	(88%	)

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,388	Discounted cash flow	Constant prepayment rate	0%
			Additional asset defaults	2%		(2%)
			Expected asset recoveries	49%		(49%)

Corporate bonds	$11,916	Discounted cash flow	Constant prepayment rate	0%
			Spread to benchmark yield	322%	-	497%	(381%	)
			Indicative broker bid	72%	-	107%	(80%	)

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	97	—	—	97

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	105	—	—	105

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4.5 million at September 30, 2021 with a valuation allowance of $2.2 million, resulting in no provision for loan losses for the three months ended September 30, 2021 and $1,000 provision for loan losses for the nine months ended September 30, 2021, respectively. Impaired loans had a carrying amount of $527,000 at September 30, 2020 with a valuation allowance of $171,000, resulting in $147,000 and $129,000 provision for loan losses for the three and nine months ended September 30, 2020, respectively. At December 31, 2020, impaired loans had a carrying amount of $4.5 million, with a valuation allowance of $2.2 million.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$58,488	$58,488	$—	$—	$58,488
Securities available for sale	203,548	—	192,194	11,354	203,548
Securities held to maturity	47,539	—	47,407	—	47,407
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	955,115	—	—	949,609	949,609
Accrued interest receivable	3,920	—	987	2,933	3,920
Financial liabilities
Deposits	$1,147,991	$266,035	$883,408	$—	$1,149,443
Federal Home Loan Bank advances	20,000	—	20,094	—	20,094
Junior subordinated debentures	21,000	—	—	19,297	19,297
Subordinated capital notes	25,000	—	—	26,505	26,505
Accrued interest payable	408	—	142	266	408

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$67,693	$67,693	$—	$—	$67,693
Securities available for sale	203,862	—	189,558	14,304	203,862
Federal Home Loan Bank stock	5,887	N/A	N/A	N/A	N/A
Loans, net	949,638	—	—	941,330	941,330
Accrued interest receivable	4,444	—	925	3,519	4,444
Financial liabilities
Deposits	$1,119,607	$243,022	$878,309	$—	$1,121,331
Federal Home Loan Bank advances	20,623	—	20,665	—	20,665
Junior subordinated debentures	21,000	—	—	16,194	16,194
Subordinated capital notes	25,000	—	—	25,207	25,207
Accrued interest payable	859	—	231	628	859

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 11 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$19,552	$22,012
Allowance for loan losses	3,237	3,104
OREO write-down	—	914
Net assets from acquisitions	—	72
New market tax credit carry-forward	208	208
Nonaccrual loan interest	316	315
Accrued expenses	140	131
Lease liability	1,355	618
Other	402	332
	25,210	27,706

Deferred tax liabilities:
FHLB stock dividends	415	478
Fixed assets	73	71
Deferred loan costs	169	172
Net unrealized gain on securities	834	585
Lease right-of-use assets	1,355	618
Net assets from acquisitions	63	—
Other	140	68
	3,049	1,992
Net deferred tax asset	$22,161	$25,714

At September 30, 2021, the Company had net federal operating loss carryforwards of $87.3 million, which will begin to expire in 2032, and state net operating loss carryforwards of $30.8 million, which begin to expire in 2026.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2021 or September 30, 2020 related to unrecognized tax benefits.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2018.

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

The fair value of the 2021 unvested shares issued was $1.5 million, or $13.52 per weighted-average share. The Company recorded $214,000 and $515,000 of stock-based compensation to salaries for the three and nine months ended September 30, 2021, respectively, and $188,000 and $398,000 for the three and nine months ended September 30, 2020, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $54,000 and $129,000 was recognized related to this expense during the three and nine months ended September 30, 2021, respectively, and $39,000 and $84,000 for the three and nine months ended September 30, 2020, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	47,438	$15.34	57,774	$13.35
Granted	110,024	13.52	34,858	15.33
Vested	(24,251)	14.96	(43,836)	12.69
Forfeited	(399)	14.14	(1,358)	15.95
Outstanding, ending	132,812	$13.90	47,438	$15.34

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

October 2021 – December 2021	$213
2022	396
2023	279
2024	137
2025	130
Thereafter	266

Note 13 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share data)

Net income	$4,341	$2,066	$11,464	$5,888
Less:
Earnings allocated to unvested shares	76	16	169	47
Net income available to common shareholders, basic and diluted	$4,265	$2,050	$11,295	$5,841

Basic
Weighted average common shares including unvested common shares outstanding	7,602,686	7,499,223	7,591,800	7,489,795
Less:
Weighted average unvested common shares	133,073	56,938	111,790	59,151
Weighted average common shares outstanding	7,469,613	7,442,285	7,480,010	7,430,644
Basic and diluted income per common share	$0.57	$0.28	$1.51	$0.79

The Company had no outstanding stock options or warrants at September 30, 2021 or 2020.

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

As of September 30, 2021, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of September 30, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021:
Total risk-based capital (to risk- weighted assets)	$159,757	13.80%	$92,636	8.00%	$115,796	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	146,784	12.68	52,108	4.50	75,267	6.50
Tier 1 capital (to risk-weighted assets)	146,784	12.68	69,477	6.00	92,636	8.00
Tier 1 capital (to average assets)	146,784	10.96	53,561	4.00	66,952	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total risk-based capital (to risk- weighted assets)	$142,449	13.20%	$86,302	8.00%	$107,878	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	130,006	12.05	48,545	4.50	70,120	6.50
Tier 1 capital (to risk-weighted assets)	130,006	12.05	64,727	6.00	86,302	8.00
Tier 1 capital (to average assets)	130,006	10.21	50,908	4.00	63,636	5.00

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$88,655	$48,604	$20,990	$17,466
Unused lines of credit	11,470	108,260	5,964	144,790
Standby letters of credit	785	345	175	1,342

Commitments to make loans are generally made for periods of one year or less.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $26.6 million at September 30, 2021 and December 31, 2020. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At September 30, 2021 and December 31, 2020, the fair value of the risk participation agreements were $108,000 and $188,000, respectively.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $162,000 and $460,000 of revenue for the three and nine months ended September 30, 2021, respectively, within the scope of ASC 606. Other non-interest income included approximately $124,000 and $409,000 of revenue for the three and nine months ended September 30, 2020, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and nine months is excluded from the scope of ASC 606.

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

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of September 30, 2021, the Company had total assets of $1.35 billion, total loans of $968.1 million, total deposits of $1.15 billion and stockholders’ equity of $128.7 million.

The Company reported net income of $4.3 million and $11.5 million for the three and nine months ended September 30, 2021, compared with net income of $2.1 million and $5.9 million for the same periods of 2020. Income tax expense was $1.4 million and $3.6 million for the third quarter of 2021 and for the first nine months of 2021, respectively, compared to income tax expense of $190,000 and $944,000 for the third quarter of 2020 and for the first nine months of 2020, respectively. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $275,000 and $724,000 for the third quarter of 2021 and for the first nine months of 2021, respectively, compared to a state income tax benefit of $244,000 and $395,000 for the third quarter of 2020 and for the first nine months of 2020, which was related to the establishment of a net deferred tax asset due to the tax law change.

Highlights for the nine months ended September 30, 2021 are as follows:

●

Average loans receivable decreased approximately $4.1 million, or 0.4%, to $959.6 million for the nine months ended September 30, 2021, compared with $963.7 million for the first nine months of 2020. SBA Paycheck Protection Program (“PPP”) loans averaged $19.4 million and $20.6 million for the first nine months of 2021 and 2020, respectively. The PPP program loans began funding in the second quarter of 2020. PPP loan balances total $5.7 million at September 30, 2021, compared to $20.3 million at December 31, 2020, and $42.3 million at September 30, 2020.

●

Net interest margin increased 23 basis points to 3.53% in the first nine months of 2021 compared with 3.30% in the first nine months of 2020. The yield on earning assets decreased to 4.00% for the first nine months of 2021, compared to 4.23% for the first nine months of 2020. The yield on earning assets in the first nine months of 2021 was negatively impacted by lower interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate pricing features, and new loans originated in the lower interest rate environment, including PPP loans which carry a rate of 1.0%. The negative impact of lower rates was offset by $2.5 million in fees earned on PPP loans during the first nine months of 2021, compared to $373,000 during the first nine months of 2020. PPP fees during the first nine months of 2021 represented 27 basis points, compared to five basis points of earning asset yield and net interest margin for the first nine months of 2020. The cost of interest-bearing liabilities decreased from 1.15% in the first nine months of 2020 to 0.62% in the first nine months of 2021 as a result of decreases in short-term interest rates during 2020 and continued improvement in deposit mix.

●

A provision for loan loss of $300,000 and $650,000 was recorded in the third quarter and first nine months of 2021, respectively, compared to $1.4 million and $3.5 million in the third quarter and the first nine months of 2020, respectively. The 2021 loan loss provisions were attributable to the net loan charge-offs and growth within the portfolio during the period, while the 2020 provisions were largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At September 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic. Net loan charge-offs were $120,000 for the first nine months of 2021, compared to net loan charge-offs of $395,000 for the first nine months of 2020.

●

Loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $630,000 at September 30, 2021, and loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $142,000 at September 30, 2021. Total loans past due and nonaccrual loans decreased from $3.6 million at December 31, 2020 to $2.4 million at September 30, 2021.

●

Deposits were $1.15 billion at September 30, 2021, compared with $1.12 billion at December 31, 2020. Certificate of deposit balances decreased $87.0 million during the first nine months of 2021 to $280.5 million at September 30, 2021, from $367.6 million at December 31, 2020 due to liquidity management considerations and planned reduction in higher cost deposits. Interest checking accounts increased $49.3 million, non-interest bearing accounts increased $23.0 million, money market accounts increased $22.7 million, and savings accounts increased $20.4 during the first nine months of 2021 compared with December 31, 2020.

●

Subsequent to quarter-end on October 20, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 million of the Company’s Common Shares over time. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as availability of shares, market conditions, the trading price of the shares, the Company’s financial performance and liquidity, legal and regulatory capital requirements, and other business conditions. The repurchase program does not obligate the Company to acquire any particular number of common shares, and it may be modified, terminated, or suspended at any time at the Company’s discretion. The share repurchase program expires on December 31, 2022.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2020. Management has discussed the development, selection, and application of critical accounting policies with the Audit Committee. During the first nine months of 2021, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2021, compared with the same period of 2020:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,975	$12,094	$881	7.3%
Gross interest expense	1,354	2,151	(797)	(37.1)
Net interest income	11,621	9,943	1,678	16.9
Provision for loan losses	300	1,350	(1,050)	(77.8)
Non-interest income	2,436	1,742	694	39.8
Non-interest expense	8,050	8,079	(29)	(0.4)
Net income before taxes	5,707	2,256	3,451	153.0
Income tax expense	1,366	190	1,176	NM
Net income	4,341	2,066	2,275	110.1

NM: Not Meaningful

Net income for the three months ended September 30, 2021 totaled $4.3 million, compared with $2.1 million for the comparable period of 2020. Net interest income increased $1.7 million from the 2020 third quarter as a result of increased PPP fee recognition connected to the forgiveness and payoff of PPP loans and a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolio, as well as a reduction in the size of the time deposit portfolio. A provision for loan loss of $300,000 was recorded in the third quarter of 2021, as compared to $1.4 million in the third quarter of 2020. The 2021 provision for loan loss was primarily in response to growth trends within the loan portfolio during the quarter, while the provision for loan loss for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. Non-interest income increased $694,000 from $1.7 million in the third quarter of 2020 to $2.4 million for the third quarter of 2021 primarily due to a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio and an increase in bank card interchange fees of $163,000 as a result of an increase in debit card transactions. Non-interest expense decreased $29,000 from $8.1 million in the third quarter of 2020 to $8.1 million in the third quarter of 2021 primarily due to a decrease in deposit and state franchise tax expense of $270,000, as a result of the elimination of the Kentucky bank franchise tax discussed below, partially offset by an increase in salaries and employee benefits of $169,000 as a result of an increase in average FTEs as compared to the third quarter of 2020.

Net income before taxes was $5.7 million for the third quarter of 2021, compared with $2.3 million for the third quarter of 2020. Income tax expense was $1.4 million for the third quarter of 2021, compared with $190,000 for the third quarter of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $275,000 for the third quarter of 2021, compared to a state income tax benefit of $244,000 for the third quarter of 2020 related to the establishment of a net deferred tax asset due to the tax law change.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2021, compared with the same period of 2020:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)

Gross interest income	$37,601	$38,147	$(546)	(1.4)%
Gross interest expense	4,386	8,332	(3,946)	(47.4)
Net interest income	33,215	29,815	3,400	11.4
Provision for loan losses	650	3,500	(2,850)	(81.4)
Non-interest income	6,455	5,067	1,388	27.4
Non-interest expense	23,988	24,550	(562)	(2.3)
Net income before taxes	15,032	6,832	8,200	120.0
Income tax expense	3,568	944	2,624	NM
Net income	11,464	5,888	5,576	94.7

NM: Not Meaningful

Net income for the nine months ended September 30, 2021 totaled $11.5 million, compared with net income of $5.9 million for the comparable period of 2020. Net interest income increased $3.4 million from the first nine months of 2020 as a result of a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolio, as well as a reduction in the size of the time deposit portfolio. Provision for loan loss expense of $650,000 was recorded in the first nine months of 2021, as compared to $3.5 million provision for loan loss expense in the first nine months of 2020. The 2021 provision was primarily in response to the level of net loan charge-offs and growth trends within the portfolio during the first nine months of the year, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At September 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic. Non-interest income increased by $1.4 million to $6.5 million from $5.1 million in the first nine months of 2020 primarily due to an increase in bank card interchange fees of $583,000 as a result of an increase in debit card transactions, a $191,000 gain on the sale of OREO from the second quarter of 2021, and a $465,000 gain on the call of an available for sale bond. Non-interest expense decreased from $24.6 million in the first nine months of 2020 to $24.0 million in the first nine months of 2021 primarily due to a decrease of $810,000 in deposit and state franchise tax expense. This decrease was partially offset by an increase in deposit account related expense of $194,000 due to an increase in debit card transactions and an increase in FDIC insurance of $167,000 due to no expense being recorded during the first quarter of 2020 as the Bank was utilizing assessment credits.

Net income before taxes was $15.0 million for the first nine months of 2021, compared with $6.8 million for the first nine months of 2020. Income tax expense was $3.6 million for the first nine months of 2021, compared with $944,000 for the first nine months of 2020. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $724,000 for the first nine months of 2021, compared to a state income tax benefit of $395,000 for the first nine months of 2020 related to the establishment of a net deferred tax asset due to the tax law change.

Net Interest Income – Net interest income was $11.6 million for the three months ended September 30, 2021, an increase of $1.7 million, or 16.9%, compared with $9.9 million for the same period in 2020. Net interest spread and margin were 3.47% and 3.61%, respectively, for the third quarter of 2021, compared with 3.08% and 3.27%, respectively, for the third quarter of 2020.

The interest rate environment changed in a downward direction in early 2020 as the Federal Reserve lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, loans with variable rate pricing features, and the production rates for new loan originations.

The yield on earning assets increased to 4.03% for the third quarter of 2021, as compared to 3.98% in the third quarter of 2020. Average interest-earning assets were $1.28 billion for the third quarter of 2021, compared with $1.21 billion for the third quarter of 2020, a 5.9% increase, primarily attributable to higher interest-bearing deposits and investment securities. Average loans decreased approximately $10.9 million for the third quarter of 2021, compared with the third quarter of 2020. PPP loans averaged $12.6 million and $41.6 million for the third quarter of 2021 and 2020, respectively. The decrease in average loans resulted in a decrease in interest revenue volume of approximately $123,000 for the quarter ended September 30, 2021, which was offset by an increase in loan fee income, as compared with the third quarter of 2020. Total interest income increased 7.3%, or $881,000, for the third quarter of 2021 compared to the third quarter of 2020.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income was $1.5 million and $387,000 for the quarters ended September 30, 2021 and September 30, 2020, respectively. This represents 48 basis points and 13 basis points of yield on earning assets and net interest margin for the third quarter ended September 30, 2021 and 2020, respectively. Loan fee income for the third quarter of 2021 included $1.4 million in fees earned on SBA PPP loans, compared to $195,000 in the third quarter of 2020, which represents 43 basis points and six basis points of earning asset yield and net interest margin for those quarters, respectively.

The cost of interest-bearing liabilities decreased to 0.56% for the third quarter of 2021, as compared to 0.90% for the third quarter of 2020 primarily based on the downward repricing of time and other interest-bearing deposits and reduction in the size of the time deposit portfolio, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by 0.2% to $954.0 million for the third quarter of 2021, as compared to $955.7 million for the third quarter of 2020 primarily due to a slight decrease of $1.9 million in interest-bearing deposits. Total interest expense decreased by 37.1% to $1.4 million for the third quarter of 2021 as compared to $2.2 million for the third quarter of 2020.

Net interest income was $33.2 million for the nine months ended September 30, 2021, an increase of $3.4 million, or 11.4%, compared with $29.8 million for the same period in 2020. Net interest spread and margin were 3.38% and 3.53%, respectively, for the first nine months of 2021, compared with 3.08% and 3.30%, respectively, for the first nine months of 2020.

The yield on earning assets decreased to 4.00% for the first nine months of 2021, as compared to 4.23% in the first nine months of 2020. Average interest-earning assets increased approximately $55.5 million primarily attributable to an increase in investment securities for the nine months ended September 30, 2021 compared with the first nine months of 2020. Average loans decreased approximately $4.1 million for the first nine months ended September 30, 2021 compared with the first nine months of 2020. PPP loans averaged $19.4 million and $20.6 million for the first nine months of 2021 and 2020, respectively. Interest revenue for the first nine months of 2021 declined $56,000 due to lower interest rates on new and renewed loans, the downward repricing of variable rate loans, and lower rates on securities purchased over the past seven quarters, as compared to the first nine months of 2020. Total interest income decreased 1.4%, or $546,000, for the first nine months of 2021 compared to the first nine months of 2020.

The amount of loan fee income included in total interest income was $3.3 million and $1.1 million for the nine months ended September 30, 2021 and 2020, respectively. This represents 35 basis points and 13 basis points of yield on earning assets and net interest margin for the nine months ended September 30, 2021 and 2020, respectively. Loan fee income included PPP fees of $2.5 million and $373,000 for the nine months ended September 30, 2021 and 2020, respectively, which represents 27 basis points and five basis points of earning asset yield and net interest margin for those nine-month periods, respectively.

The cost of interest-bearing liabilities decreased to 0.62% for the first nine months of 2021, as compared to 1.15% for the first nine months of 2020 primarily based on downward repricing of time and other interest-bearing deposits and reduction in the size of the time deposit portfolio, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by $15.7 million for the nine months ended September 30, 2021 compared with the first nine months of 2020 primarily due to a $18.2 million decrease in FHLB advances. Total interest expense decreased by 47.4% to $4.4 million for the nine months ended September 30, 2021 as compared to $8.3 million for the first nine months of 2020.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended September 30, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$952,567	$11,565	4.82%	$963,486	$10,805	4.46%
Securities
Taxable	213,173	1,183	2.20	186,114	1,139	2.43
Tax-exempt	28,464	168	3.12	17,002	108	3.20
FHLB stock	5,247	28	2.12	6,057	33	2.17
Federal funds sold and other	84,737	31	0.15	40,380	9	0.09
Total interest-earning assets	1,284,188	12,975	4.03%	1,213,039	12,094	3.98%
Less: Allowance for loan losses	(12,659)			(10,233)
Non-interest earning assets	97,843			93,008
Total assets	$1,369,372			$1,295,814

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$290,062	$384	0.53%	$423,739	$1,122	1.05%
NOW and money market deposits	436,146	322	0.29	341,610	364	0.42
Savings accounts	161,799	106	0.26	124,543	141	0.45
FHLB advances	20,000	39	0.77	20,746	39	0.75
Junior subordinated debentures	21,000	128	2.42	21,000	138	2.61
Subordinated capital notes	25,000	375	5.95	22,391	335	5.95
Senior debt	—	—	—	1,632	12	2.93
Total interest-bearing liabilities	954,007	1,354	0.56%	955,661	2,151	0.90%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	278,778			221,973
Other liabilities	10,031			7,250
Total liabilities	1,242,816			1,184,884
Stockholders’ equity	126,556			110,930
Total liabilities and stockholders’ equity	$1,369,372			$1,295,814

Net interest income		$11,621			$9,943

Net interest spread			3.47%			3.08%

Net interest margin			3.61%			3.27%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

The following table presents the average balance sheets for the nine-month periods ended September 30, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$959,571	$33,573	4.68%	$963,668	$33,772	4.68%
Securities
Taxable	197,318	3,402	2.31	189,827	3,913	2.75
Tax-exempt	25,476	476	3.33	12,670	255	3.40
FHLB stock	5,619	87	2.07	6,304	112	2.37
Federal funds sold and other	75,600	63	0.11	35,587	95	0.36
Total interest-earning assets	1,263,584	37,601	4.00%	1,208,056	38,147	4.23%
Less: Allowance for loan losses	(12,620)			(9,248)
Non-interest earning assets	98,339			92,842
Total assets	$1,349,303			$1,291,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$323,748	$1,451	0.60%	$454,279	$4,976	1.46%
NOW and money market deposits	405,238	961	0.32	327,584	1,149	0.47
Savings accounts	155,364	343	0.30	102,341	401	0.52
FHLB advances	20,203	115	0.76	38,406	332	1.15
Junior subordinated debentures	21,000	390	2.48	21,000	525	3.34
Subordinated capital notes	25,000	1,126	6.02	18,810	830	5.89
Senior debt	—	—	—	3,869	119	4.11
Total interest-bearing liabilities	950,553	4,386	0.62%	966,289	8,332	1.15%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	268,217			209,605
Other liabilities	8,632			7,111
Total liabilities	1,227,402			1,183,005
Stockholders’ equity	121,901			108,645
Total liabilities and stockholders’ equity	$1,349,303			$1,291,650

Net interest income		$33,215			$29,815

Net interest spread			3.38%			3.08%

Net interest margin			3.53%			3.30%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

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

	Three Months Ended September 30, 2021 vs. 2020			Nine Months Ended September 30, 2021 vs. 2020
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$883	$(123)	$760	$(56)	$(143)	$(199)
Securities	(118)	222	104	(682)	392	(290)
FHLB stock	(1)	(4)	(5)	(13)	(12)	(25)
Federal funds sold and other	8	14	22	(93)	61	(32)
Total increase (decrease) in interest income	772	109	881	(844)	298	(546)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(452)	(286)	(738)	(2,372)	(1,153)	(3,525)
NOW and money market accounts	(128)	86	(42)	(423)	235	(188)
Savings accounts	(70)	35	(35)	(217)	159	(58)
FHLB advances	1	(1)	—	(91)	(126)	(217)
Junior subordinated debentures	(10)	—	(10)	(135)	—	(135)
Subordinated capital notes	1	39	40	17	279	296
Senior debt	(6)	(6)	(12)	(59)	(60)	(119)
Total increase (decrease) in interest expense	(664)	(133)	(797)	(3,280)	(666)	(3,946)
Increase (decrease) in net interest income	$1,436	$242	$1,678	$2,436	$964	$3,400

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Service charges on deposit accounts	$583	$565	$1,651	$1,674
Bank card interchange fees	1,044	881	3,077	2,494
Income from bank owned life insurance	112	113	420	325
Net gain on sale of other real estate owned	—	—	191	—
Gain (loss) on sales and calls of securities, net	465	—	460	(5)
Other	232	183	656	579
Total non-interest income	$2,436	$1,742	$6,455	$5,067

Non-interest income for the third quarter of 2021 increased by $694,000, or 39.8%, compared with the third quarter of 2020. The increase in non-interest income for the third quarter of 2021 compared to the third quarter of 2020 was primarily driven by a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio. The bond was called before maturity and owned at a discount to par value. Bank card interchange fees also increased $163,000 from the third quarter of 2020 due to an increase in debit card transactions.

For the nine months ended September 30, 2021, non-interest income increased by $1.4 million, or 27.4%, to $6.5 million compared with $5.1 million for the same period of 2020. The increase in non-interest income between the nine-month comparative periods was primarily due to an increase in bank card interchange fees of $583,000 as a result of an increase in debit card transactions, a $191,000 gain on the sale of OREO from the second quarter of 2021, and a $465,000 gain on the call of an available for sale bond.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Salary and employee benefits	$4,582	$4,413	$13,531	$13,584
Occupancy and equipment	1,024	1,008	3,063	2,990
Professional fees	219	261	701	704
Marketing expense	200	134	561	452
FDIC insurance	90	81	315	148
Data processing expense	378	382	1,133	1,121
Deposit and state franchise tax	90	360	270	1,080
Deposit account related expenses	545	487	1,592	1,398
Communications expense	153	201	520	666
Insurance expense	105	102	324	316
Postage and delivery	169	156	460	476
Other	495	494	1,518	1,615
Total non-interest expense	$8,050	$8,079	$23,988	$24,550

Non-interest expense for the third quarter ended September 30, 2021 decreased $29,000, or 0.4%, compared with the third quarter of 2020. This decrease was primarily due to a decrease in deposit and state franchise tax expense of $270,000, as a result of the elimination of the Kentucky bank franchise tax discussed below. This decrease was partially offset by an increase in salaries and employee benefits of $169,000 as a result of an increase in average FTEs to 232 as compared to 226 in the third quarter of 2020.

For the nine months ended September 30, 2021, non-interest expense decreased $562,000, or 2.3% to $24.0 million compared with $24.6 million for the first nine months of 2020. The decrease in non-interest expense for the nine months ended September 30, 2021 was primarily attributable to a decrease of $810,000 in deposit and state franchise tax expense. This decrease was partially offset by an increase in deposit account related expense of $194,000 due to an increase in debit card transactions and an increase in FDIC insurance of $167,000 due to no expense being recorded during the first quarter of 2020 as the Bank was utilizing assessment credits.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)

Federal statutory tax rate	21%	21%	21%	21%
Federal statutory rate times financial statement income	$1,199	$474	$3,157	$1,435
Effect of:
State income taxes	224	—	607	—
Tax-exempt interest income	(38)	(21)	(108)	(50)
Establish state deferred tax asset	—	(244)	—	(395)
Non-taxable life insurance income	(28)	(24)	(105)	(68)
Restricted stock vesting	(1)	—	(1)	4
Other, net	10	5	18	18
Total	$1,366	$190	$3,568	$944

Income tax expense was $1.4 million and $3.6 million for the third quarter of 2021 and for the first nine months of 2021, respectively, compared with $190,000 for the third quarter of 2020 and $944,000 for the first nine months of 2020, respectively. Effective January 1, 2021, the state of Kentucky eliminated the bank franchise tax, which was previously recorded as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $275,000 and $724,000 for the third quarter of 2021 and for the first nine months of 2021, respectively, compared to a state income tax benefit of $244,000 and $395,000 for the third quarter of 2020 and for the first nine months of 2020, respectively, which was related to the establishment of a net deferred tax asset due to the tax law change.

Analysis of Financial Condition

Total assets increased $40.5 million, or 3.1%, to $1.35 billion at September 30, 2021, from $1.31 billion at December 31, 2020. This increase was primarily attributable to an increase in securities of $47.2 million and an increase in net loans of $5.5 million, partially offset by a decrease in cash and cash equivalents of $9.2 million.

Loans Receivable – Loans receivable increased $6.0 million, or 0.6%, during the nine months ended September 30, 2021 to $968.1 million as loan growth outpaced paydowns. The commercial and commercial real estate portfolios increased by an aggregate of $32.0 million, or 5.0%, during the first nine months of 2021 and comprised 69.2% of the loan portfolio at September 30, 2021. Residential real estate and consumer portfolios decreased by an aggregate of $20.8 million, or 7.4%, during the first nine months of 2021 and comprised 26.9% of the loan portfolio at September 30, 2021.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$217,189	22.43%	$208,244	21.65%
Commercial Real Estate
Construction	75,432	7.79	92,916	9.66
Farmland	69,531	7.18	70,272	7.30
Nonfarm nonresidential	307,637	31.78	266,394	27.69
Residential Real Estate
Multi-family	57,346	5.92	61,180	6.36
1-4 Family	164,944	17.04	188,955	19.64
Consumer	38,464	3.97	31,429	3.27
Agriculture	36,980	3.82	42,044	4.37
Other	565	0.07	647	0.06
Total loans	$968,088	100.00%	$962,081	100.00%

(1)	Includes PPP loans of $5.7 million and $20.3 million at September 30, 2021 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2021		December 31, 2020
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$945,396	97.7%	$926,025	96.2%
Watch	3,407	0.3	18,879	2.0
Special Mention	—	—	—	—
Substandard	19,285	2.0	17,177	1.8
Doubtful	—	—	—	—
Total	$968,088	100.0%	$962,081	100.00%

Since December 31, 2020, the pass category increased approximately $19.4 million, the watch category decreased approximately $15.5 million, and the substandard category increased approximately $2.1 million. The $15.5 million decrease in loans classified as watch is primarily due to $12.0 million in payments and $1.9 million in loans migrating from watch to substandard. The $2.1 million increase in loans classified as substandard was primarily driven by $5.6 million in loans migrating to substandard, offset by $3.0 million in payments, $231,000 in charge-offs, and $325,000 in loans upgraded from substandard during the first nine months of 2021.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2021	December 31, 2020
	(in thousands)
Past Due Loans:
30-59 Days	$630	$1,537
60-89 Days	142	372
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	772	1,909

Nonaccrual Loans	1,627	1,676
Total Past Due and Nonaccrual Loans	$2,399	$3,585

During the nine months ended September 30, 2021, nonaccrual loans decreased by $49,000 to $1.6 million. Loans past due 30-59 days decreased from $1.5 million at December 31, 2020 to $630,000 at September 30, 2021. Loans past due 60-89 days decreased from $372,000 at December 31, 2020 to $142,000 at September 30, 2021. This represents a $1.1 million decrease in accruing past due loans from December 31, 2020 to September 30, 2021 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At September 30, 2021 and December 31, 2020, the Bank had five and four restructured loans totaling $628,000 and $480,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at September 30, 2021 or December 31, 2020. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At September 30, 2021 and December 31, 2020, 89% and 100%, respectively, of the TDRs were performing according to their modified terms.

There was one modification granted during the third quarter of 2021 and one modification granted during the third quarter of 2020 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-TDR Loan Modifications due to COVID-19 - The Bank has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) extended eligible loan modifications under Section 4013 of the CARES Act from December 31, 2020 to January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Loans subject to CARES Act modifications that had not returned to normal payment terms declined to $4.5 million as of September 30, 2021, as compared to $15.3 million at December 31, 2020. At September 30, 2021, there is one commercial real estate loan secured by a retail entertainment facility totaling $4.4 million, which remains subject to, and is performing in accordance with, a COVID-19 modification. The loan is graded substandard, has been evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)

Loans on nonaccrual status	$1,627	$1,676
Troubled debt restructurings on accrual	561	480
Past due 90 days or more still on accrual	—	—
Total non-performing loans	2,188	2,156
Real estate acquired through foreclosure	—	1,765
Other repossessed assets	—	—
Total non-performing assets	$2,188	$3,921

Non-performing loans to total loans	0.23%	0.22%
Non-performing assets to total assets	0.16%	0.30%
Allowance for non-performing loans	$20	$22
Allowance for non-performing loans to non-performing loans	0.91%	1.02%

Nonperforming loans at September 30, 2021, were $2.2 million, or 0.23% of total loans, compared with $2.2 million, or 0.22% of total loans at December 31, 2020, and $2.5 million, or 0.26% of total loans at September 30, 2020.

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

A provision for loan loss of $300,000 and $650,000 was recorded in the third quarter and first nine months of 2021, respectively, compared to $1.4 million and $3.5 million provision for loan losses in the third quarter and the first nine months of 2020, respectively. The 2021 loan loss provisions were attributable to the net loan charge-offs and growth trends within the portfolio during the period, while the provisions for 2020 were largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. At September 30, 2021, the allowance for loan loss remained elevated in relation to recent historical levels due to the continued uncertainty surrounding the COVID-19 pandemic.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		December 31,
	2021	2020	2021	2020	2020
	(in thousands)
Balance at beginning of period	$12,637	$10,228	$12,443	$8,376	$8,376

Loans charged-off:
Real estate	18	17	159	156	231
Commercial	—	—	19	32	32
Consumer	7	131	58	444	493
Agriculture	—	2	44	46	46
Other	—	—	—	—	—
Total charge-offs	25	150	280	678	802

Recoveries
Real estate	37	19	85	215	352
Commercial	10	5	20	16	29
Consumer	7	13	41	23	45
Agriculture	7	14	14	23	30
Other	—	2	—	6	13
Total recoveries	61	53	160	283	469
Net charge-offs (recoveries)	(36)	97	120	395	333
Provision for loan losses	300	1,350	650	3,500	4,400
Balance at end of period	$12,973	$11,481	$12,973	$11,481	$12,443

Allowance for loan losses to period-end loans	1.34%	1.18%	1.34%	1.18%	1.29%
Net charge-offs (recoveries) to average loans	(0.01)%	0.04%	0.02%	0.05%	0.03%
Allowance for loan losses to non-performing loans	592.92%	454.33%	592.92%	454.33%	577.13%

The allowance for loan losses to total loans was 1.34% at September 30, 2021, compared to 1.29% at December 31, 2020, and 1.18% at September 30, 2020. Net loan charge-offs in the first nine months of 2021 totaled $120,000, compared to net loan charge-offs of $395,000 in the first nine months of 2020. The allowance for loan losses to non-performing loans was 592.92% at September 30, 2021, compared with 577.13% at December 31, 2020, and 454.33% at September 30, 2020.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $47.2 million, or 23.2%, to $251.1 million at September 30, 2021, compared with $203.9 million at December 31, 2020.

The following table sets forth the carrying value of the securities portfolio at the dates indicated (in thousands):

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale
U.S. Government and federal agencies	$26,443	$641	$—	$27,084	$18,811	$806	$—	$19,617
Agency mortgage-backed residential	84,938	1,925	(493)	86,370	71,582	2,777	(26)	74,333
Collateralized loan obligations	50,233	1	(104)	50,130	44,730	—	(1,578)	43,152
State and municipal	—	—	—	—	34,759	1,296	—	36,055
Corporate bonds	39,412	656	(104)	39,964	31,635	472	(1,402)	30,705
Total available for sale	$201,026	$3,223	$(701)	$203,548	$201,517	$5,351	$(3,006)	$203,862

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$47,539	$201	$(333)	$47,407	$—	$—	$—	$—
Total held to maturity	$47,539	$201	$(333)	$47,407	$—	$—	$—	$—

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At September 30, 2021, $28.0 million and $22.1 million of the Bank’s CLOs were AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the nine months ended September 30, 2021.

The corporate bond portfolio consists of 14 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either fixed for five years converting to floating at an index over LIBOR, or SOFR, or floating at an index over LIBOR, or SOFR, from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Foreclosed Properties – There were no foreclosed properties at September 30, 2021, compared with $1.8 million at December 31, 2020. See Note 5, “Other Real Estate Owned,” to the financial statements. Management values foreclosed properties at fair value less estimated costs to sell when acquired and expects to liquidate these properties to recover the investment in the due course of business.

There were no OREO sales during the third quarter of 2021 and $2.0 million for the first nine months of 2021, respectively, compared to no sales during the third quarter and $1.6 million for the first nine months ended September 30, 2020. There were no gain on sales of OREO during the third quarter of 2021 and $191,000 for the first nine months of 2021, respectively, compared to no gain on sales of OREO for the third quarter or nine months ended September 30, 2020. Operating expenses during the third quarter and first nine months of 2021 were zero and $13,000, respectively, compared to operating expenses of $20,000 and $58,000 for the third quarter and nine months ending September 30, 2020, respectively. There were no fair value write-downs recorded during the nine months ended September 30, 2021 or 2020.

Liabilities – Total liabilities at September 30, 2021 were $1.22 billion compared with $1.20 billion at December 31, 2020, an increase of $27.9 million, or 2.3%. This increase was primarily attributable to an increase in deposits of $28.4 million.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2021		2020
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$268,217		$215,145
Interest checking	219,454	0.29%	169,808	0.32%
Money market	185,784	0.35	166,788	0.55
Savings	155,364	0.30	111,559	0.48
Certificates of deposit	323,748	0.60	436,083	1.33
Total deposits	$1,152,567	0.32%	$1,099,383	0.71%

The following table shows at September 30, 2021 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$7,730
Three months through six months	6,001
Six months through twelve months	7,818
Over twelve months	16,522
Total	$38,071

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

The Bank also borrows from the FHLB to supplement funding requirements. At September 30, 2021, the Bank had an unused borrowing capacity with the FHLB of $68.6 million. Advances are collateralized by first mortgage residential loans, as well as loans originated under the SBA Payment Protection Plan loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2021, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Capital

Stockholders’ equity increased $12.6 million to $128.7 million at September 30, 2021, compared with $116.0 million at December 31, 2020 due primarily to current year net income of $11.5 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of September 30, 2021:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	12.7%
Common equity Tier 1 capital	4.5	6.5	8.5	12.7
Total risk-based capital	8.0	10.0	10.5	13.8
Tier 1 leverage ratio	4.0	5.0	—	11.0

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

On October 20, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 million of the Company’s Common Shares over time. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as availability of shares, market conditions, the trading price of the shares, the Company’s financial performance and liquidity, legal and regulatory capital requirements, and other business conditions. The repurchase program does not obligate the Company to acquire any particular number of common shares, and it may be modified, terminated, or suspended at any time at the Company’s discretion. The share repurchase program expires on December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 0.8% at September 30, 2021, compared with an increase of 0.8% at December 31, 2020. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 0.8% at September 30, 2021, compared with an increase of 2.2% at December 31, 2020.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2021, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(329)	(0.79)%
+ 100 basis points	(337)	(0.81)
- 100 basis points	189	0.46
- 200 basis points	(438)	(1.05)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed July 30, 2021 and incorporated by reference.

3.2	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 18, 2018 is hereby incorporated by reference.

4.1	Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Amendment No. 4 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated May 19, 2021. Exhibit 4 to the Form 8-K filed May 19, 2021 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended September 30, 2021, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

October 29, 2021	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

October 29, 2021	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer