Form 10-K
period 2021-12-31
LIMESTONE BANCORP, INC.
filed 2022-02-25
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2021, was $86,915,446 based upon the last sales price reported (for purposes of this calculation, the market value of non-voting common shares was based on the market value of the common shares into which they are convertible upon transfer).

6,617,278 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding as of February 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2022 are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to:

●	the impact and duration of the novel coronavirus disease 2019 (“COVID-19”) pandemic and national, state and local emergency conditions the pandemic has produced;

●	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

●	changes in the interest rate environment, which may reduce the Company’s margins or impact the value and market for securities, loans, deposits and other financial instruments;

●	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

●

general economic or business conditions, either nationally, regionally or locally in the communities the Bank serves, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

●	the results of regulatory examinations;

●	any matter that would cause the Bank to conclude that there was impairment of any asset, including intangible assets;

●	the continued service of key management personnel and the Company’s ability to attract, motivate and retain qualified employees;

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

Item 1.         Business

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of December 31, 2021, the Company had total assets of $1.42 billion, total loans of $1.0 billion, total deposits of $1.21 billion and stockholders’ equity of $131.0 million.

Website Access to Reports

The Company files reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on the Company’s web site at http://www.limestonebank.com after they are electronically filed with the SEC. The information contained on our website is not included, a part of, or incorporated by reference into this Annual Report on Form 10-K.

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

Human Capital Resources

At December 31, 2021, the Company had 227 full-time equivalent employees and a total of 233 employees (“team members”). The Bank’s team members are instrumental in building, maintaining, and servicing the customer relationships that make the community banking model a success. The Bank strives to attract and retain a well-qualified, enthusiastic workforce by offering competitive compensation packages, comprehensive benefits, training, and opportunities for professional development and advancement. Team members are held accountable to the Bank’s core values, which are:

●	Commitment to honesty and integrity;

●	Commitment to have a positive and constructive attitude;

●	Commitment to be a team player;

●	Commitment to conduct oneself in a professional manner; and

●	Commitment to celebrate successes.

The Company’s team members are not subject to a collective bargaining agreement, and management considers the Company’s relationship with its team members to be good. The Bank is consistently recognized as one of the “Best Places to Work in Kentucky.”

Acquisitions

The Bank maintains an acquisition strategy to selectively grow its franchise as a complement to its organic growth strategies. Management regularly explores opportunities to acquire banks, branches, or financial institutions in existing, adjacent, and complementary markets that align with the Bank’s business model and strategic plan.

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

Based on these regulations, the Bank was eligible to pay $6.5 million of dividends as of December 31, 2021. The Bank paid the Company $2.0 million of dividends during 2021.

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

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability.

Future effects, including further actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. In addition, federal governmental actions are meaningfully influencing the interest-rate environment. If these actions are sustained, it may adversely impact several industries within the Company’s geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations. This could cause the Company to experience a material adverse effect on business operations, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, or deferred tax assets.

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

Most of the Bank’s business activities are conducted in Kentucky and contiguous states and most of its credit exposure is in that region. The Bank is at risk from adverse economic or business developments affecting this area, including declining regional and local business and employment activity, a downturn in real estate values and agricultural activities, and natural disasters. To the extent the economy weakens, delinquency rates, foreclosures, bankruptcies, and losses in the Bank’s loan portfolio will likely increase. Moreover, the value of real estate or other collateral that secures the loans could be adversely affected by the economic downturn or a localized natural disaster. Events that adversely affect business activity and real estate values have had in the past and may in the future have a negative impact on the Bank’s business, financial condition, results of operations, and future prospects.

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

Approximately 70.7% of the Bank’s loan portfolio as of December 31, 2021, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in the Company’s markets. Persistent weakness in the real estate market could significantly impair the value of loan collateral and the ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that management would be required to increase the Bank’s allowance for loan losses. If during a period of depressed real estate values, management was required to liquidate the collateral securing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce the Bank’s profitability and adversely affect its financial condition.

The Bank offers real estate construction and development loans, which carry a higher degree of risk than other real estate loans.

Approximately 7.5% of the Company’s loan portfolio as of December 31, 2021 consisted of real estate construction and development loans, down from 9.7% at December 31, 2020 and up from 7.0% at December 31, 2019. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If the Bank is forced to foreclose on a project prior to its completion, it may not be able to recover the entire unpaid portion of the loan or it may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect profitability and financial condition.

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

While there were no OREO properties held by the Bank at December 31, 2021, the Bank may acquire and dispose of a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on the balance sheet as other real estate owned (“OREO”). An increase in the OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale.

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

The LIBOR is the reference rate used for many transactions, including lending and borrowing, as well as the derivatives that may be used to manage risk related to such transactions. Effective January 1, 2022, LIBOR ceased to exist as a published rate for one-week and two-month dollar settings and will cease for remaining U.S. dollar settings after June 30, 2023. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants such as the Company. As of December 31, 2021, the Company had approximately $80.4 million in variable rate loans with interest rates tied to LIBOR, as well as certain investment securities and debt obligations tied to LIBOR, all of which have maturity dates beyond June 30, 2023.

The Federal Reserve Bank, through the Alternative Reference Rate Committee, has recommended a replacement benchmark rate, the Secured Overnight Financing Rate (SOFR). All loan contracts extending beyond 2023 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted.

Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact the Company’s business, financial condition, and results of operations. Uncertainty regarding LIBOR and the taking of discretionary actions or negotiations of fallback provisions could result in pricing volatility, adverse tax or accounting impacts, or additional compliance, legal and operational costs.

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

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow, from which it would fund any dividends paid to shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to the Company, and regulations of the Federal Reserve govern the ability to pay dividends or make other distributions to shareholders. During 2021, the Bank returned to a positive retained earnings position. Based on these regulations, the Bank was eligible to pay $6.5 million of dividends at December 31, 2021. The Bank paid the Company $2.0 million of dividends during 2021. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

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

Due to losses in prior years, the Company has a net operating loss carry-forward of $19.3 million, credit carry-forwards of $208,000, and other net deferred tax assets of $2.0 million. In order to realize the benefit of these tax losses, credits, and deductions, the Company must generate substantial taxable income in future periods. Deferred tax assets are calculated using a federal corporate tax rate of 21% and a state corporate tax rate of 5%. Changes in tax laws and rates may affect deferred tax assets in the future. If higher federal corporate tax rates are enacted, net deferred tax assets would be increased commensurate with the rate increase. Federal net operating loss carry-forwards begin to expire in 2032 and state net operating loss carryforwards begin to expire in 2026. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets, and result in an impairment of these deferred tax assets for financial reporting purposes.

Acquisitions

Acquisitions may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties.

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

Competition in the banking industry may also limit the ability to attract and retain banking clients. The Bank maintains smaller staffs of associates and has fewer financial and other resources than larger institutions with which it competes. Financial institutions that have far greater resources and greater efficiencies than the Bank may have several marketplace advantages resulting from their ability to:

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

Certain accounting policies require management to make difficult, subjective, or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These accounting policies include the valuation of securities, allowance for loan losses, and valuation of net deferred income tax asset. Because of the uncertainty of estimates involved in these matters, the Company may be required, among other things, to recognize other-than-temporary impairment on securities, significantly increase the allowance for credit losses, sustain credit losses that are higher than the reserve provided, or permanently impair deferred tax assets.

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

Markets	Square Footage	Owned/Leased
Frankfort/Franklin County
Frankfort Office: 100 Highway 676, Frankfort	3,000	Leased

Elizabethtown/Hardin County
Elizabethtown Office: 1690 Ring Road, Suite 100, Elizabethtown	4,000	Leased

Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 646 Elm Street, Eminence	1,500	Owned
Hillview Office: 6890 North Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Conestoga Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned
St. Matthews Office: 4304 Shelbyville Road, Louisville	3,400	Leased

Lexington/Fayette County
Lexington Office: 3880 Fountainblue Lane, Suite 120, Lexington	3,000	Leased
City Center Office: 130 West Main Street, Lexington	2,400	Leased

South Central Kentucky
Brownsville Office: 113 East Main Cross Street, Brownsville	8,500	Owned
Greensburg Office: 202 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 201 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West G.L. Smith Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned

Owensboro/Daviess County
Owensboro Frederica Office: 3500 Frederica Street, Owensboro	5,000	Owned
Owensboro Villa Point: 3332 Villa Point Drive, Owensboro	2,000	Leased

Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 2708 North Jackson Highway, Canmer	3,500	Owned

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

As of January 31, 2022, the Company’s common shares were held by approximately 1,439 shareholders, including 323 shareholders of record and approximately 1,116 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees, and the Company’s non-voting common shares were held by one holder.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Limestone Bancorp, Inc., the NASDAQ Composite Index
and the NASDAQ Bank Index

$350
$300
$250
$200
$150
$100
$50
$0
12/16
12/17
12/18
12/19
12/20
12/21
Limestone Bancorp, Inc.
NASDAQ Composite
NASDAQ Bank

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Purchase of Equity Securities by Issuer

On October 20, 2021, the Board of Directors of the Company approved a share repurchase program authorizing the repurchase of up to $3.0 million of the Company’s common shares over time. The share repurchase program is scheduled to expire December 31, 2022. During the fourth quarter of 2021, the Company did not repurchase any of its common shares.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	166,375
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	166,375

At December 31, 2021, 166,375 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan.

Item 6.         Reserved

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Limestone Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Limestone Bank, Inc. (the “Bank”). The Company is a Louisville, Kentucky-based bank holding company that operates banking offices in 14 Kentucky counties. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking offices in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren Counties. The Bank also has an office in Lexington, the second largest city in the state, and Frankfort, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2021	2020	2019	2018	2017
Income Statement Data:
Interest income	$49,915	$50,753	$49,584	$43,461	$37,522
Interest expense	5,693	10,152	14,234	9,790	6,405
Net interest income	44,222	40,601	35,350	33,671	31,117
Provision (negative provision) for loan losses	1,150	4,400	—	(500)	(800)
Non-interest income (1)	8,439	6,844	5,918	5,779	5,404
Non-interest expense (2)	31,971	32,416	30,270	29,126	30,767
Income before income taxes	19,540	10,629	10,998	10,824	6,554
Income tax expense (benefit) (3)	4,631	1,624	480	2,030	(31,899)
Net income	14,909	9,005	10,518	8,794	38,453
Less:
Earnings allocated to participating securities	219	68	106	144	967
Net income attributable to common	$14,690	$8,937	$10,412	$8,650	$37,486

Common Share Data:
Basic earnings per common share	$1.96	$1.20	$1.41	$1.23	$6.15
Diluted earnings per common share	1.96	1.20	1.41	1.23	6.15
Cash dividends declared per common share	—	—	—	—	—
Book value per common share	17.24	15.47	14.15	12.34	11.17
Tangible book value per common share (4)	16.16	14.34	12.98	12.34	11.17

Balance Sheet Data (at period end): (2)
Total assets	$1,415,692	$1,312,302	$1,245,779	$1,069,692	$970,801
Debt obligations:
FHLB advances	20,000	20,623	61,389	46,549	11,797
Junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Subordinated capital notes	25,000	25,000	17,000	—	2,250
Senior debt	—	—	5,000	10,000	10,000

Average Balance Data: (2)
Average assets	$1,363,397	$1,294,934	$1,112,388	$1,026,310	$947,961
Average loans	958,549	964,088	801,813	743,352	667,474
Average deposits	1,164,355	1,099,383	936,243	860,825	864,278
Average FHLB advances	20,152	34,101	35,038	43,363	9,184
Average junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Average subordinated capital notes	25,000	20,366	7,545	791	2,805
Average senior debt	—	2,896	7,781	10,000	5,068
Average stockholders’ equity	123,942	109,958	100,126	84,860	37,851

(1)	In 2021, the Company recognized a $191,000 gain on the sale of OREO and a $465,000 gain on the call of a corporate bond from the Company’s available for sale securities portfolio.

(2)

On November 15, 2019, the Company completed a four branch acquisition. The purchase included $126.8 million in performing loans and $1.5 million in premises and equipment, as well as $131.8 million in customer deposits. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

(3)

Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously reported as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax was $939,000 for 2021. For 2020 and 2019, income tax expense benefitted $478,000 and $1.6 million, respectively, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during 2019. Income tax expense for 2017 benefitted $54.0 million from the reversal of the deferred tax valuation allowance offset by $20.3 million of income tax expense related to the revaluation of the deferred tax asset to 21%.

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

	As of and for the Years Ended December 31,
	2021	2020	2019	2018	2017
Tangible Book Value Per Share	(in thousands, except share and per share data)

Common stockholder’s equity	$130,959	$116,024	$105,750	$92,097	$69,902
Less: Goodwill	6,252	6,252	6,252	—	—
Less: Intangible assets	1,989	2,244	2,500	—	—
Tangible common equity	122,718	107,528	96,998	92,097	69,902

Shares outstanding	7,594,749	7,498,865	7,471,975	7,462,720	6,259,864
Tangible book value per common share	$16.16	$14.34	$12.98	$12.34	$11.17
Book value per common share	17.24	15.47	14.15	12.34	11.17

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2021, the Company reported net income of $14.9 million compared with net income of $9.0 million for the year ended December 31, 2020 and net income of $10.5 million for the year ended December 31, 2019. Basic and diluted income per common share were $1.96 for the year ended December 31, 2021, compared with $1.20 for 2020, and $1.41 for 2019.

Net income before taxes was $19.5 million for the year ended December 31, 2021, compared to $10.6 million for the year ended December 31, 2020, and $11.0 million for the year ended December 31, 2019. Income tax expense was $4.6 million for 2021, $1.6 million for 2020, and $480,000 for 2019. Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously recorded as non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $939,000 for 2021, compared to an income tax benefit of $478,000 for 2020, and an income tax benefit of $1.6 million for 2019.

The following significant items are of note for the year ended December 31, 2021:

●

Average loans receivable decreased approximately $5.5 million, or 0.6%, to $958.5 million for the year ended December 31, 2021, compared with $964.1 million for the year ended December 31, 2020. SBA Paycheck Protection Program (“PPP”) loans averaged $15.5 million and $22.5 million for the year ended December 31, 2021 and 2020, respectively. After forgiveness and paydowns, PPP loans declined to $1.2 million at December 31, 2021, compared to $20.3 million at December 31, 2020.

●

Net interest margin increased 12 basis points to 3.48% for the year ended 2021 compared with 3.36% for the year ended December 31, 2020. The yield on earning assets decreased to 3.92% in 2021, compared to 4.20% in 2020. The yield on earning assets was negatively impacted by falling interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate pricing features, and new loans originated in the lower interest rate environment, including PPP loans which carry a rate of 1.0%.

●

The negative impact of falling rates was offset by $2.8 million in fees earned on PPP loans during 2021, compared to $1.1 million during 2020. PPP fees during the year ended December 31, 2021 represented 21 basis points, compared to 10 basis points of earning asset yield and net interest margin for the year ended December 31, 2020, respectively.

●

The cost of interest-bearing liabilities decreased to 0.59% in 2021 from 1.05% in 2020 as a result of decreases in short-term interest rates during 2020, the continued downward repricing of deposits, and continued improvement in deposit mix.

●

A provision for loan losses of $1.2 million was recorded in 2021, compared to $4.4 million in 2020. The 2021 loan loss provision was attributable to net loan charge-offs impacting historical loss percentages and growth within the portfolio during the year, while the 2020 provision was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions. Net loan charge-offs were $2.1 million for 2021, compared to net loan charge-offs of $333,000 for 2020, and net loan charge-offs of $504,000 for 2019.

●

Deposits were $1.21 billion at December 31, 2021, compared with $1.12 billion at December 31, 2020. Non-interest bearing demand deposits increased $31.1 million, or 12.8%, to $274.1 million compared with $243.0 million at December 31, 2020. Interest checking accounts increased $96.6 million, or 50.7%, to $287.2 million at December 31, 2021, compared with $190.6 million at December 31, 2020. Money market accounts increased $42.2 million or 24.0% to $217.9 million compared with $175.8 million at December 31, 2020. Savings accounts increased $20.8 million, or 14.6%, to $163.4 million compared with $142.6 million at December 31, 2020. Certificate of deposit balances decreased $101.5 million, or 27.6%, to $266.0 million at December 31, 2021, from $367.6 million at December 31, 2020 due to liquidity management considerations and planned reduction in higher cost deposits.

●

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

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2021 compared with 2020:

	For the Years Ended December 31,		Change from Prior Period
	2021	2020	Amount	Percent
	(dollars in thousands)
Gross interest income	$49,915	$50,753	$(838)	(1.7)%
Gross interest expense	5,693	10,152	(4,459)	(43.9)
Net interest income	44,222	40,601	3,621	8.9
Provision for loan losses	1,150	4,400	(3,250)	(73.9)
Non-interest income	7,979	6,849	1,130	16.5
Gain (loss) on sales and calls of securities, net	460	(5)	465	NM
Non-interest expense	31,971	32,416	(445)	(1.4)
Net income before taxes	19,540	10,629	8,911	83.8
Income tax expense	4,631	1,624	3,007	185.2
Net income	14,909	9,005	5,904	65.6

NM: Not Meaningful

Net income of $14.9 million for the year ended December 31, 2021 increased by $5.9 million from net income of $9.0 million for 2020. Net interest income increased $3.6 million for 2021 as a result of $1.7 million in increased PPP fee recognition connected to the forgiveness and payoff of PPP loans, partially offset by declining yields on earning assets, and a $4.5 million decrease in the cost of interest-bearing liabilities primarily due to downward repricing within the time deposit portfolio, and a reduction in the size of the time deposit portfolio. Provision for loan losses of $1.2 million was recorded in 2021, compared to a $4.4 million provision for loan losses in 2020. The 2021 loan loss provision was attributable to net loan charge-offs impacting historical loss percentages and growth trends within the portfolio during the year, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions.

Non-interest income increased $1.6 million during 2021. The increase was primarily due to an increase in bank card interchange fees of $740,000 as a result of an increase in debit card transactions, a $191,000 gain on the sale of OREO, and a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio.

Non-interest expense decreased $445,000 during 2021. The decrease was primarily attributable to a decrease of $1.1 million in deposit and state franchise tax expense as a result of the elimination of the Kentucky bank franchise tax discussed below. This decrease was partially offset by an increase in salaries and employee benefits of $381,000 attributable to moderate merit increases in compensation and performance-based incentive compensation partially offset in 2021 by year over year average FTE reductions. Additionally, deposit account related expense increased $268,000 due to an increase in debit card transactions and the related processing costs.

Income tax expense was $4.6 million and $1.6 million for the year ended December 31, 2021 and 2020, respectively. Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax and implemented a state income tax at a statutory rate of 5%. State income tax expense was $939,000 for the year ended December 31, 2021, compared to a state income tax benefit of $478,000 for the year ended December 31, 2020 related to the establishment of a net deferred tax asset due to the tax law change.

The following table summarizes components of income and expense and the change in those components for 2020 compared with 2019:

	For the Years Ended December 31,		Change from Prior Period
	2020	2019	Amount	Percent
	(dollars in thousands)
Gross interest income	$50,753	$49,584	$1,169	2.4%
Gross interest expense	10,152	14,234	(4,082)	(28.7)
Net interest income	40,601	35,350	5,251	14.9
Provision for loan losses	4,400	—	4,400	100.0
Non-interest income	6,849	5,923	926	15.6
Loss on sales and calls of securities, net	(5)	(5)	—	—
Non-interest expense	32,416	30,270	2,146	7.1
Net income before taxes	10,629	10,998	(369)	(3.4)
Income tax expense	1,624	480	1,144	238.3
Net income	9,005	10,518	(1,513)	(14.4)

Net income of $9.0 million for the year ended December 31, 2020 decreased by $1.5 million from net income of $10.5 million for 2019. Net interest income increased $5.3 million for 2020 as a result of PPP fee recognition of $1.1 million connected to the forgiveness and payoff of PPP loans and a decrease in the cost of interest-bearing liabilities due to downward repricing within the time deposit portfolio, as well as a reduction in the size of the time deposit portfolio. A provision for loan losses of $4.4 million was recorded in 2020, compared to no provision for loan losses expense in 2019. The 2020 loan loss provision was attributable to the net loan charge-offs during the year, trends within the portfolio during the year, and primarily to changes in the economic and business environment attributable to COVID-19.

Non-interest income increased $926,000 during 2020. There was an increase of $938,000 in bank card interchange fees, primarily as a result of the deposit accounts acquired in the branch purchase transaction.

Non-interest expense increased $2.1 million during 2020 due primarily to an increase in salaries and employee benefits of $1.5 million, $666,000 in deposit account related expense, and $479,000 in occupancy expense. The Bank added sales talent and customer facing associates during the latter half of 2019 and branch staff in connection with its purchase of four branches in November 2019. These increases were muted somewhat by efforts in 2020 to reduce FTEs from 248 at March 31, 2020 to 219 as of December 31, 2020 through attrition and workforce reduction. The increase in deposit account related expense and occupancy expense is the result of the branch purchase transaction.

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

Net Interest Income – The interest rate environment changed in a downward direction in early 2020 as the Federal Reserve lowered the federal funds target rate by 50 basis points on March 6, 2020 and 100 basis points on March 15, 2020. In particular, the Federal Reserve’s actions served to lower rates on the short end of the yield curve impacting yields on fed funds, certain floating rate investment securities, loans with variable rate pricing features, and the production rates for new loan originations.

Net interest income was $44.2 million for the year ended December 31, 2021, an increase of $3.6 million, or 8.9%, compared with $40.6 million for the same period in 2020. Net interest spread and margin were 3.33% and 3.48%, respectively, for 2021, compared with 3.15% and 3.36%, respectively, for 2020.

The yield on earning assets decreased to 3.92% for the year ended December 31, 2021, as compared to 4.20% for the year ended December 31, 2020 due to the lower interest rate environment. Average interest-earning assets increased $67.4 million during 2021 primarily attributable to an increase in investment securities. Average loans decreased approximately $5.5 million during 2021. PPP loans averaged $15.5 million and $22.5 million for the year ended December 31, 2021 and 2020, respectively. Interest revenue in 2021 declined $390,000 due to lower interest rates on new and renewed loans, the downward repricing of variable rate loans, and lower rates on securities purchased over the past eight quarters, as compared to 2020. Total interest income decreased 1.7%, or $838,000, in 2021 compared to 2020.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest margin. The amount of loan fee income included in total interest income was $4.3 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively. This represents 33 basis points of yield on earning assets and net interest margin for the year ended December 31, 2021 as compared to 18 basis points for the year ended December 31, 2020. Loan fee income for 2021 included $2.8 million in fees earned on PPP loans, compared to $1.1 million in 2020, which represents 21 basis points and 10 basis points of earning asset yield and net interest margin for those years, respectively.

The cost of interest-bearing liabilities decreased to 0.59% for the year ended December 31, 2021, as compared to 1.05% for the year ended December 31, 2020 primarily based on downward repricing of time and other interest-bearing deposits and reduction in the size of the time deposit portfolio, as well as a shift in deposit mix. Average interest-bearing liabilities decreased by $4.1 million during 2021 primarily due to a $13.9 million decrease in FHLB advances. Total interest expense decreased by 43.9% to $5.7 million for the year ended December 31, 2021 as compared to $10.2 million for the year ended December 31, 2020. As of December 31, 2021, time deposits comprise $266.0 million of the Company’s liabilities with $161.9 million, or 61%, set to reprice or mature within one year of which, $55.0 million with a current average rate of 0.33% reprice or mature within the first quarter of 2022.

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

The cost of interest-bearing liabilities decreased to 1.05% for the year ended December 31, 2020, as compared to 1.66% for the year ended December 31, 2019 primarily based on the downward repricing of time deposits. Average interest-bearing liabilities increased by $106.3 million during 2020 due to deposit growth and the completion of the branch purchase transaction in 2019. Total interest expense decreased by 28.7% to $10.2 million for the year ended December 31, 2020 as compared to $14.2 million for the year ended December 31, 2019. The cost of interest-bearing liabilities for 2020 was also impacted by the subordinated debt issuances and senior debt repayments in July 2019 and July 2020. As of December 31, 2020, time deposits comprise $367.6 million of the Company’s liabilities with $272.0 million, or 74%, set to reprice or mature within one year of which $104.9 million with a current average rate of 0.99% reprice or mature within the first quarter of 2021.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)
Real estate	$675,791	$30,615	4.53%	$684,447	$32,572	4.76%
Commercial	211,573	10,266	4.85	200,260	8,398	4.19
Consumer	34,041	1,608	4.72	39,931	2,051	5.14
Agriculture	36,596	1,945	5.31	38,833	2,058	5.30
Other	548	11	2.01	617	14	2.27
U.S. Treasury and agencies	25,657	542	2.11	20,239	491	2.43
Mortgage-backed securities	81,829	1,561	1.91	82,330	1,863	2.26
Collateralized loan obligations	44,396	831	1.87	45,595	1,234	2.71
State and political subdivision securities (non-taxable)	26,509	643	3.23	14,139	370	3.31
State and political subdivision securities (taxable)	16,971	425	2.50	16,301	494	3.03
Corporate bonds	35,340	1,253	3.55	23,572	960	4.07
FHLB stock	5,493	115	2.09	6,208	143	2.30
Federal funds sold	35	—	—	72	—	—
Interest-bearing deposits in other financial institutions	83,736	100	0.12	38,525	105	0.27
Total interest-earning assets	1,278,515	49,915	3.92%	1,211,069	50,753	4.20%
Less: Allowance for loan losses	(12,714)			(9,819)
Non-interest-earning assets	97,596			93,684
Total assets	$1,363,397			$1,294,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$311,140	$1,788	0.57%	$436,083	$5,802	1.33%
Interest checking and money market deposits	423,938	1,289	0.30	336,596	1,464	0.43
Savings accounts	157,283	441	0.28	111,559	530	0.48
FHLB advances	20,152	154	0.76	34,101	371	1.09
Junior subordinated debentures	21,000	521	2.48	21,000	660	3.14
Subordinated capital notes	25,000	1,500	6.00	20,366	1,206	5.92
Senior debt	—	—	—	2,896	119	4.11
Total interest-bearing liabilities	958,513	5,693	0.59%	962,601	10,152	1.05%
Non-interest-bearing liabilities
Non-interest-bearing deposits	271,994			215,145
Other liabilities	8,948			7,230
Total liabilities	1,239,455			1,184,976
Stockholders’ equity	123,942			109,958
Total liabilities and stockholders’ equity	$1,363,397			$1,294,934

Net interest income		$44,222			$40,601

Net interest spread			3.33%			3.15%

Net interest margin			3.48%			3.36%

Ratio of average interest-earning assets to average interest-bearing liabilities			133.39%			125.81%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

	For the Years Ended December 31,
	2020			2019
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)
Real estate	$684,447	$32,572	4.76%	$576,441	$30,139	5.23%
Commercial	200,260	8,398	4.19	134,735	6,660	4.94
Consumer	39,931	2,051	5.14	51,001	2,863	5.61
Agriculture	38,833	2,058	5.30	39,116	2,480	6.34
Other	617	14	2.27	520	11	2.12
U.S. Treasury and agencies	20,239	491	2.43	23,263	558	2.40
Mortgage-backed securities	82,330	1,863	2.26	91,609	2,495	2.72
Collateralized loan obligations	45,595	1,234	2.71	49,881	2,015	4.04
State and political subdivision securities (non-taxable)	14,139	370	3.31	11,759	326	3.51
State and political subdivision securities (taxable)	16,301	494	3.03	18,270	583	3.19
Corporate bonds	23,572	960	4.07	11,376	618	5.43
FHLB stock	6,208	143	2.30	6,691	348	5.20
Federal funds sold	72	—	—	182	4	2.20
Interest-bearing deposits in other financial institutions	38,525	105	0.27	27,809	484	1.74
Total interest-earning assets	1,211,069	50,753	4.20%	1,042,653	49,584	4.76%
Less: Allowance for loan losses	(9,819)			(8,786)
Non-interest-earning assets	93,684			78,521
Total assets	$1,294,934			$1,112,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$436,083	$5,802	1.33%	$483,222	$9,564	1.98%
Interest checking and money market deposits	336,596	1,464	0.43	265,687	2,026	0.76
Savings accounts	111,559	530	0.48	36,035	67	0.19
FHLB advances	34,101	371	1.09	35,038	810	2.31
Junior subordinated debentures	21,000	660	3.14	21,000	1,005	4.79
Subordinated capital notes	20,366	1,206	5.92	7,545	433	5.74
Senior debt	2,896	119	4.11	7,781	329	4.23
Total interest-bearing liabilities	962,601	10,152	1.05%	856,308	14,234	1.66%
Non-interest-bearing liabilities
Non-interest-bearing deposits	215,145			151,299
Other liabilities	7,230			4,655
Total liabilities	1,184,976			1,012,262
Stockholders’ equity	109,958			100,126
Total liabilities and stockholders’ equity	$1,294,934			$1,112,388

Net interest income		$40,601			$35,350

Net interest spread			3.15%			3.10%

Net interest margin			3.36%			3.40%

Ratio of average interest-earning assets to average interest-bearing liabilities			125.81%			121.76%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

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

	Year Ended December 31, 2021 vs. 2020			Year Ended December 31, 2020 vs. 2019
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(390)	$(258)	$(648)	$(4,982)	$7,922	$2,940
U.S. Treasury and agencies	(69)	120	51	6	(73)	(67)
Mortgage-backed securities	(291)	(11)	(302)	(395)	(237)	(632)
Collateralized loan obligations	(372)	(31)	(403)	(620)	(161)	(781)
State and political subdivision securities	(128)	332	204	(57)	12	(45)
Corporate bonds	(137)	430	293	(186)	528	342
FHLB stock	(13)	(15)	(28)	(182)	(23)	(205)
Federal funds sold	—	—	—	(3)	(1)	(4)
Interest-bearing deposits in other financial institutions	(81)	76	(5)	(516)	137	(379)
Total increase (decrease) in interest income	(1,481)	643	(838)	(6,935)	8,104	1,169

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(2,668)	(1,346)	(4,014)	(2,899)	(863)	(3,762)
Interest checking and money market accounts	(502)	327	(175)	(1,014)	452	(562)
Savings accounts	(262)	173	(89)	197	266	463
FHLB advances	(91)	(126)	(217)	(418)	(21)	(439)
Junior subordinated debentures	(139)	—	(139)	(345)	—	(345)
Subordinated capital notes	16	278	294	14	759	773
Senior debt	(59)	(60)	(119)	(9)	(201)	(210)
Total increase (decrease) in interest expense	(3,705)	(754)	(4,459)	(4,474)	392	(4,082)
Increase (decrease) in net interest income	$2,224	$1,397	$3,621	$(2,461)	$7,712	$5,251

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Service charges on deposit accounts	$2,256	$2,268	$2,381
Bank card interchange fees	4,116	3,376	2,438
Income from bank owned life insurance	526	424	410
Gain on sale of other real estate owned	191	—	—
Gain (loss) on sales and calls of securities, net	460	(5)	(5)
Other	890	781	694
Total non-interest income	$8,439	$6,844	$5,918

Non-interest Income Comparison – 2021 to 2020

Non-interest income increased by $1.6 million for 2021 to $8.4 million compared with $6.8 million for the year ended December 31, 2020. This increase was primarily related to bank card interchange fees of $740,000 as a result of an increase in debit card transactions, a $191,000 gain on the sale of OREO, and a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio.

Non-interest Income Comparison – 2020 to 2019

Non-interest income increased by $926,000 for 2020 to $6.8 million compared with $5.9 million for the year ended December 31, 2019. This increase was primarily related to bank card interchange fees of $938,000 as a result of the deposit accounts acquired in the branch purchase transaction on November 15, 2019.

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2021	2020	2019
	(in thousands)
Salary and employee benefits	$18,132	$17,751	$16,233
Occupancy and equipment	4,041	4,001	3,522
Deposit account related expense	2,158	1,890	1,224
Data processing expense	1,512	1,502	1,259
FDIC insurance	405	229	211
Marketing expense	727	629	908
Deposit and state franchise tax	375	1,475	1,210
Professional fees	952	937	769
Communications	681	856	772
Insurance expense	415	428	444
Postage and delivery	605	627	544
Acquisition costs	—	—	775
Other	1,968	2,091	2,399
Total non-interest expense	$31,971	$32,416	$30,270

Non-interest Expense Comparison – 2021 to 2020

Non-interest expense for the year ended December 31, 2021 of $32.0 million represented a $445,000, or 1.4%, decrease from $32.4 million for 2020. The decrease in non-interest expense was primarily due to a $1.1 million decrease in deposit and state franchise tax expense as a result of the elimination of the Kentucky bank franchise tax discussed below. This decrease was partially offset by an increase in salaries and employee benefits of $381,000 attributable to moderate merit increases in compensation and performance-based incentive compensation partially offset in 2021 by year over year average FTE reductions. Additionally, deposit account related expense increased $268,000 due to an increase in debit card transactions.

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

Income Tax Expense – Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	2021	2020	2019
	(in thousands)
Federal statutory tax rate	21%	21%	21%
Federal statutory rate times financial statement income	$4,103	$2,232	$2,310
Effect of:
State income taxes	741	—	—
Tax-exempt interest income	(123)	(73)	(66)
Establish state deferred tax asset	—	(478)	(1,577)
Non-taxable life insurance income	(111)	(89)	(86)
Restricted stock vesting	(10)	7	(137)
Other, net	31	25	36
Total income tax expense	$4,631	$1,624	$480

Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously recorded as non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax expense was $939,000 for 2021. For 2020 and 2019, income tax expense benefitted $478,000 and $1.6 million, respectively, from the establishment of a net deferred tax assets related to a change in Kentucky tax law enacted during 2019.

See Note 12, “Income Taxes”, to the financial statements for additional discussion of the Company’s income taxes.

Analysis of Financial Condition

Total assets at December 31, 2021 were $1.42 billion compared with $1.31 billion at December 31, 2020, an increase of $103.4 million or 7.9%. This increase was primarily attributable to an increase in investment securities of $56.8 million, as well as $40.7 million in net loans.

Total assets at December 31, 2020 were $1.31 billion compared with $1.25 billion at December 31, 2019, an increase of $66.5 million or 5.3%. This increase was primarily attributable to an increase in net loans of $31.7 million, as well as $34.9 million in interest-bearing deposits in banks.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio increased by $56.8 million, or 27.9%, to $260.7 million at December 31, 2021, compared with $203.9 million at December 31, 2020.

The following table sets forth the carrying value of the Bank’s securities portfolio at the dates indicated.

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$26,075	$301	$(133)	$26,243	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019	71,582	2,777	(26)	74,333
Collateralized loan obligations	50,227	—	(78)	50,149	44,730	—	(1,578)	43,152
State and municipal	—	—	—	—	34,759	1,296	—	36,055
Corporate bonds	43,432	572	(202)	43,802	31,635	472	(1,402)	30,705
Total available for sale	$213,384	$2,212	$(1,383)	$214,213	$201,517	$5,351	$(3,006)	$203,862

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held to maturity
State and municipal	$46,460	$158	$(338)	$46,280	$—	$—	$—	$—
Total held to maturity	$46,460	$158	$(338)	$46,280	$—	$—	$—	$—

During March 2021, to better manage interest rate risk, management changed the classification of all the municipal securities in the portfolio from available for sale (“AFS”) to held to maturity (“HTM”). These municipal securities had a book value of approximately $34.7 million, a market value of approximately $35.8 million, and a net unrealized gain of approximately $1.1 million. The transfer occurred at fair value. The related net unrealized gain included in other comprehensive income remained in other comprehensive income and is being amortized from other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. No gain or loss was recorded at the time of transfer. This transfer was completed after careful consideration of the intent and ability to hold these securities to maturity.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLO are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches with credit ratings ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At December 31, 2021, $30.0 million and $20.1 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the year ended December 31, 2021.

The corporate bond portfolio consists of 15 subordinated debt securities and two senior debt security of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The following table sets forth the contractual maturities, carrying values and weighted-average yields for the Bank’s investment securities held at December 31, 2021:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$2,775	2.19%	$8,470	2.08%	$14,998	1.96%	$26,243	2.02%
Agency mortgage-backed: residential	—	—	4,066	2.34	10,508	2.25	79,445	1.43	94,019	1.56
Collateralized loan obligations	—	—	—	—	40,114	1.81	10,035	1.69	50,149	1.79
Corporate bonds	—	—	1,586	4.02	35,357	3.36	6,859	3.01	43,802	3.33
Total available for sale	$—	—%	$8,427	2.61%	$94,449	2.46%	$111,337	1.62%	$214,213	2.02%
Held to maturity
State and municipal	$2,325	0.61%	$9,690	1.15%	$3,824	2.03%	$30,621	2.64%	$46,460	2.18%
Total available for sale	$2,325	0.61%	$9,690	1.15%	$3,824	2.03%	$30,621	2.64%	$46,460	2.18%

Average yields in the table above were calculated on a tax equivalent basis. Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages. These securities are issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, as well as non-agency company issuers. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest. Cash flows from agency backed mortgage-backed securities are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities generally do not experience increasing prepayments of principal and, consequently, average life will not be shortened. When interest rates fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. Management limits purchases of these securities to bank qualified issues with high credit ratings. At this time, there are no holdings of this type in the portfolio. At December 31, 2021, 84.5% of the Bank’s agency mortgage-backed securities had contractual final maturities of more than ten years with a weighted maturity of 22.3 years.

Loans Receivable – Loans receivable increased $39.8 million, or 4.1%, during the year ended December 31, 2021, to $1.0 billion. At December 31, 2021, the Bank had $1.2 million in loans outstanding under the SBA Paycheck Protection Program. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $72.1 million, or 11.3%, during 2021 and comprised 70.9% of the total loan portfolio at December 31, 2021. The residential real and consumer portfolios decreased by an aggregate of $26.0 million, or 9.2%, during 2021 and comprised 25.5% of the total loan portfolio at December 31, 2021.

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

	As of December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial (1)	$220,826	22.04%	$208,244	21.65%
Commercial Real Estate:
Construction	74,806	7.47	92,916	9.66
Farmland	68,388	6.83	70,272	7.30
Nonfarm nonresidential	345,893	34.53	266,394	27.69
Residential Real Estate:
Multi-family	50,224	5.01	61,180	6.36
1-4 Family	168,873	16.86	188,955	19.64
Consumer	36,440	3.64	31,429	3.27
Agriculture	35,924	3.59	42,044	4.37
Other	466	0.03	647	0.06
Total loans	$1,001,840	100.00%	$962,081	100.00%

(1)         Includes PPP loans of $1.2 million and $20.3 million at December 31, 2021 and 2020, respectively.

	As of December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial	$145,551	15.71%	$129,368	16.91%	$113,771	15.98%
Commercial Real Estate:
Construction	64,911	7.01	86,867	11.35	57,342	8.05
Farmland	79,118	8.54	77,937	10.18	88,320	12.40
Nonfarm nonresidential	255,459	27.58	172,177	22.50	156,724	22.01
Residential Real Estate:
Multi-family	70,950	7.66	49,757	6.50	56,588	7.94
1-4 Family	226,629	24.47	175,761	22.97	179,222	25.17
Consumer	47,790	5.16	39,104	5.11	18,439	2.59
Agriculture	35,064	3.79	33,737	4.41	41,154	5.78
Other	799	0.08	536	0.07	555	0.08
Total loans	$926,271	100.00%	$765,244	100.00%	$712,115	100.00%

Lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s statutory secured legal lending limit to a single borrower or guarantor was approximately $50.7 million at December 31, 2021 as measured at 30% of the Bank’s unimpaired capital and surplus.

The Bank had 22 and 18 loan relationships each with aggregate extensions of credit in excess of $10.0 million at year end 2021 and 2020, respectively. The aggregate extension of credit to these relationships totaled $310.7 million and $217.6 million at year end 2021 and 2020, respectively. With respect to these large loan relationships, all 22 were classified as pass by the Bank’s internal loan review process at December 31, 2021 and 17 were classified as pass and one classified as watch at December 31, 2020. At December 31, 2021, the largest relationship totaled $27.4 million, of which, $17.2 million was secured by a multi-family development currently under construction, and $10.2 million was secured by a combination of commercial real estate currently under development and income producing commercial real estate.

As of December 31, 2021, the Bank had $85.2 million of loan participations purchased from, and $12.8 million of loan participations sold to, other banks. As of December 31, 2020, the Bank had $74.3 million of loan participations purchased from, and $21.3 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2021, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

		As of December 31, 2021
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing 5 through 15 Years	Maturing Over 15 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$5,310	$51,315	$61,428	$—	$118,053
Commercial Real Estate:
Construction	6,762	12,227	11,631	—	30,620
Farmland	1,975	19,305	11,462	1,216	33,958
Nonfarm nonresidential	6,369	111,284	117,847	232	235,732
Residential Real Estate:
Multi-family	844	16,989	15,695	—	33,528
1-4 Family	5,081	20,113	25,963	37,925	89,082
Consumer	1,375	21,702	427	650	24,154
Agriculture	2,141	6,648	664	—	9,453
Other	—	466	—	—	466
Total fixed rate loans	$29,857	$260,049	$245,117	$40,023	$575,046

Loans with floating rates:
Commercial	$25,241	$54,709	$22,823	$—	$102,773
Commercial Real Estate:
Construction	16,894	22,649	2,007	2,636	44,186
Farmland	168	9,540	8,923	15,799	34,430
Nonfarm nonresidential	1,046	44,765	37,630	26,720	110,161
Residential Real Estate:
Multi-family	325	10,994	4,936	441	16,696
1-4 Family	4,371	8,325	38,543	28,552	79,791
Consumer	12,000	152	134	—	12,286
Agriculture	24,934	1,258	279	—	26,471
Other	—	—	—	—	—
Total floating rate loans	$84,979	$152,392	$115,275	$74,148	$426,794

Loan Portfolio by Risk Category – The Bank follows a loan grading program designed to evaluate the credit risk in the loan portfolio. Through this loan grading process, an internally classified watch list is maintained which helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. In establishing the appropriate risk rating for loans, management considers, among other factors, the borrower’s ability to repay, the borrower’s repayment history, the current delinquency status, the estimated value of the underlying collateral, and the capacity and willingness of a guarantor to satisfy the obligation. As a result of this process, loans are categorized as pass, watch, special mention, substandard or doubtful.

Loans categorized as “watch” show warning elements where the present status exhibits one or more deficiencies that require attention in the short-term or where pertinent ratios of the loan account have weakened warranting more frequent monitoring. These loans do not have all of the characteristics of a classified loan (substandard or doubtful), but show weakened elements as compared with those of a satisfactory credit.

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

The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2021	2020	2019	2018	2017
	(in thousands)

Pass	$977,962	$926,025	$888,707	$745,604	$673,033
Watch	7,856	18,879	27,522	13,164	25,715
Special Mention	—	—	—	113	164
Substandard	16,022	17,177	10,042	6,363	13,203
Doubtful	—	—	—	—	—
Total	$1,001,840	$962,081	$926,271	$765,244	$712,115

Loans receivable increased $39.8 million, or 4.1%, during the year ended December 31, 2021. Since December 31, 2020, the pass category increased approximately $51.9 million, the watch category decreased approximately $11.0 million, and the substandard category decreased approximately $1.2 million. The $1.2 million decrease in loans classified as substandard was primarily driven by $4.5 million in principal payments received, $2.5 million in charge-offs, and $325,000 in loans upgraded from substandard, offset by $6.1 million in loans moved to substandard during 2021. These trends were considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Past Due Loans:
30-59 Days	$556	$1,537	$1,747	$1,593	$1,478
60-89 Days	210	372	670	331	171
90 Days and Over	—	—	—	—	1
Total Loans Past Due 30-90+ Days	766	1,909	2,417	1,924	1,650

Nonaccrual Loans	3,124	1,676	1,528	1,991	5,457
Total Past Due and Nonaccrual Loans	$3,890	$3,585	$3,945	$3,915	$7,107

The trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the Bank’s allowance for loan losses.

Nonaccrual loans increased $1.4 million from December 31, 2020 to December 31, 2021. This increase was primarily driven by $2.9 million in loans placed on non-accrual, offset by $1.3 million in paydowns and $203,000 in charge-offs. The $3.1 million in nonaccrual loans at December 31, 2021 were primarily secured by commercial real estate loans. The $1.7 million in nonaccrual loans at December 31, 2020 were generally secured by residential real estate loans. Management believes it has established adequate loan loss reserves for these credits.

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

At December 31, 2021, the Bank had three restructured loans totaling $405,000 with borrowers who experienced deterioration in financial condition compared with four restructured loans totaling $480,000 at December 31, 2020. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2021 and December 31, 2020, the Bank had no restructured loans that had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At December 31, 2021 and December 31, 2020, 84% and 100%, respectively, of the TDRs were performing according to their modified terms.

There was one modification granted during 2021 and 2020 that resulted in a loan being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-TDR Loan Modifications due to COVID-19 – The Bank has elected to account for eligible loan modifications under Section 4013 of the Coronavirus Aid Relief and Economic Security Act (“CARES Act”). To be an eligible loan under Section 4013 of the CARES Act, a loan modification must be (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President on March 13, 2020 concerning the COVID-19 outbreak (the “national emergency”) or (B) December 31, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (“Economic Aid Act”) extended eligible loan modifications under Section 4013 of the CARES Act from December 31, 2020 to January 1, 2022. Eligible loan modifications are not required to be classified as TDRs and will not be reported as past due provided that they are performing in accordance with the modified terms. Interest income will continue to be recognized in accordance with GAAP unless the loan is placed on nonaccrual status.

Loans subject to CARES Act modifications that had not returned to normal payment terms declined to $2.2 million as of December 31, 2021, as compared to $15.3 million at December 31, 2020. At the beginning of the fourth quarter of 2021, the Bank had one remaining commercial real estate loan secured by a retail entertainment facility subject to a CARES Act modification. This loan totaled $4.4 million, had been graded substandard, evaluated under ASC -310-10, and allocated a specific reserve of $2.2 million since December 2020. Given the uncertainty of the borrower’s ability to return to amortizing principal and interest payments, this loan was placed on nonaccrual during the fourth quarter of 2021 and a partial charge-off of the specifically allocated $2.2 million reserve was recognized.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Loans on nonaccrual status	$3,124	1,676	1,528	1,991	5,457
Troubled debt restructurings on accrual	340	480	475	910	1,217
Past due 90 days or more still on accrual	—	—	—	—	1
Total non-performing loans and TDRs on accrual	3,464	2,156	2,003	2,901	6,675
Real estate acquired through foreclosure	—	1,765	3,225	3,485	4,409
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$3,464	$3,921	$5,228	$6,386	$11,084

Nonaccrual loans to total loans	0.31%	0.17%	0.17%	0.26%	0.77%
Non-performing loans and TDRs on accrual to total loans	0.35%	0.22%	0.22%	0.38%	0.94%
Non-performing assets and TDRs on accrual to total assets	0.24%	0.30%	0.42%	0.60%	1.14%
Allowance for loan losses to nonaccrual loans	369.11%	742.42%	548.17%	446.01%	150.30%
Allowance for non-performing loans	$12	$22	$48	$83	$108
Allowance for non-performing loans to non-performing loans and TDRs on accrual	0.35%	1.02%	2.40%	2.86%	1.62%

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $287,000, $288,000, and $315,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Nonperforming loans at December 31, 2021, were $3.5 million, or 0.35% of total loans, at December 31, 2021, and $2.2 million, or 0.22% of total loans, at December 31, 2020.

Allowance for Loan Losses and Provision for Loan Losses – The allowance for loan losses is established to provide for probable losses on loans that may not be fully repaid. It is based on management’s continuing review and evaluation of individual loans, loss experience, current economic conditions, risk characteristics of various categories of loans and such other factors that, in management’s judgment, require current recognition in estimating loan losses. Based on its assessment of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s Board of Directors, indicating any change in the allowance for loan losses since the last review and any recommendations as to adjustments in the allowance for loan losses. The allowance for loan losses is adjusted through charges to earnings in the form of a provision for loan losses. This assessment is an estimate and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

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

General Reserve - A general reserve is maintained for each loan type in the loan portfolio. In determining the amount of the general reserve portion of the allowance for loan losses, management considers factors such as the Bank’s historical loan loss experience, the growth, composition and diversification of its loan portfolio, current delinquency levels, loan quality grades, the results of recent regulatory examinations, and general economic conditions. Based on these factors, management applies estimated loss percentages to the various categories of loans, not including any loan that has a specific allowance allocated to it.

Specific Reserve - A loan is considered impaired when, based on current information, it is probable that the Bank will not receive all amounts due in accordance with the contractual terms of the loan agreement. Once a loan has been identified as impaired, management measures impairment in accordance with ASC 310-10, “Impairment of a Loan.” Generally, all loans identified as impaired are reviewed individually on a quarterly basis in order to determine whether a specific allowance is required. Additionally, specific reserves may be carried for accruing TDRs in compliance with restructured terms. When management’s measured value of the impaired loan is less than the recorded investment in the loan, the amount of the impairment is recorded as a specific reserve or charged-off if the loan is deemed collateral dependent. Loans for which specific reserves have been provided are excluded from the general reserve calculations described above.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2021	2020	2019	2018	2017
	(dollars in thousands)
Balances at beginning of period	$12,443	$8,376	$8,880	$8,202	$8,967

Loans charged-off:
Real estate	2,332	231	322	450	750
Commercial	19	32	37	50	5
Consumer	131	493	663	95	51
Agriculture	44	46	266	13	95
Other	—	—	—	8	—
Total charge-offs	2,526	802	1,288	616	901

Recoveries:
Real estate	228	352	597	1,437	714
Commercial	172	29	106	261	59
Consumer	49	45	75	69	115
Agriculture	15	30	3	15	33
Other	—	13	3	12	15
Total recoveries	464	469	784	1,794	936
Net charge-offs (recoveries)	2,062	333	504	(1,178)	(35)
Provision (negative provision) for loan losses	1,150	4,400	—	(500)	(800)
Balance at end of period	$11,531	$12,443	$8,376	$8,880	$8,202

Allowance for loan losses to period-end loans	1.15%	1.29%	0.90%	1.16%	1.15%
Net charge-offs (recoveries) to average loans	0.22%	0.03%	0.06%	(0.16)%	(0.01)%
Allowance for loan losses to non-performing loans and TDRs on accrual	332.88%	577.13%	418.17%	306.10%	122.88%

The loan loss reserve, as a percentage of total loans at December 31, 2021, was 1.15% compared to 1.29% at December 31, 2020. The allowance for loan losses to non-performing loans was 332.88% at December 31, 2021, compared with 577.13% at December 31, 2020.

At the beginning of the fourth quarter of 2021, the Bank had one remaining commercial real estate loan secured by a retail entertainment facility that remained subject to an eligible loan modification under Section 4013 of the CARES Act. This loan totaled $4.4 million, had been graded substandard, evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million since December 2020. Given the uncertainty of the borrower’s ability to return to amortizing principal and interest payments, this loan was placed on nonaccrual during the fourth quarter of 2021 and a partial charge-off of the specifically allocated $2.2 million reserve was recognized. The remaining balance of this loan was $2.2 million at December 31, 2021. Net loan charge-offs were $2.1 million for 2021, compared to net loan charge-offs of $333,000 in 2020 and net loan charge-offs of $504,000 in 2019.

A provision for loan losses of $1.2 million was recorded for the year ended December 31, 2021, compared to provision for loan losses of $4.4 million for 2020, and no provision for loan losses for 2019. The 2021 loan loss provision was attributable to net loan charge-offs impacting historical loss percentages and growth trends within the portfolio during the year, while the provision for 2020 was largely attributable to the uncertainty surrounding the COVID-19 pandemic related economic and business disruptions.

While the U.S. Government’s economic responses to the COVID-19 pandemic through monetary policy and fiscal stimulus have provided meaningful support to the economy, management deemed it prudent to continue to maintain its qualitative environmental factor in the allowance for loan losses to account for the continued uncertainty surrounding the COVID-19 pandemic.

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

Allocation of Allowance for Credit Losses

	As of December 31,
	2021		2020
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,888	22.04%	$2,529	21.65%
Commercial Real Estate:
Construction	1,011	7.47	1,158	9.66
Farmland	840	6.83	775	7.30
Nonfarm nonresidential	4,328	34.53	5,117	27.69
Residential Real Estate:
Multi-family	381	5.01	482	6.36
1-4 Family	1,062	16.86	1,417	19.64
Consumer	538	3.64	361	3.27
Agriculture	480	3.59	600	4.37
Other	3	0.03	4	0.06
Total	$11,531	100.0%	$12,443	100.0%

	As of December 31,
	2019		2018		2017
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$1,710	15.71%	$1,299	16.91%	$892	15.98%
Commercial Real Estate:
Construction	363	7.01	419	11.35	301	8.05
Farmland	654	8.54	543	10.18	449	12.40
Nonfarm nonresidential	3,063	27.58	3,714	22.50	3,282	22.01
Residential Real Estate:
Multi-family	478	7.66	403	6.50	627	7.94
1-4 Family	1,265	24.47	2,049	22.97	2,273	25.17
Consumer	485	5.16	130	5.11	64	2.59
Agriculture	355	3.79	321	4.41	313	5.78
Other	3	0.08	2	0.07	1	0.08
Total	$8,376	100.0%	$8,880	100.0%	$8,202	100.0%

Foreclosed Properties – There were no foreclosed properties at December 31, 2021, compared with $1.8 million at December 31, 2020. See “Note 6 - Other Real Estate Owned,” to the financial statements.

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

Net activity relating to OREO during the years indicated is as follows:

	2021	2020	2019
	(in thousands)
OREO Activity
OREO as of January 1	$1,765	$3,225	$3,485
Real estate acquired	—	—	—
Valuation adjustment write-downs	—	—	(260)
Gain on sale	191	—	—
Proceeds from sale of properties	(1,956)	(1,600)	—
Improvements	—	140	—
OREO as of December 31	$—	$1,765	$3,225

There were no acquisitions of OREO during 2021 or 2020. The Bank sold properties totaling $2.0 million and $1.6 million during 2021 and 2020, respectively. There were no fair value write-downs recorded during 2021 or 2020. Fair value write-downs of $260,000 were recorded in 2019. Fair value write-downs reflect updated appraisals, changes in marketing strategies, or reductions in listing prices for certain properties. The Bank recognized gain on sales of OREO of $191,000 for the year ended December 31, 2021, compared to no gain on sales of OREO during the year ended December 31, 2020 or 2019. Certain nonaccrual loans may be resolved through the acquisition and sale of the underlying real estate collateral.

Operating expenses for OREO totaled $13,000 for the year ended December 31, 2021, compared with operating expenses of $63,000 in 2020, and write-downs and operating expenses of $368,000 in 2019.

Deposits – The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates.

The Bank primarily relies on its banking office network to attract and retain deposits in its local markets, as well as deposit listing services, deposit gathering networks, and the online channel to attract both in and out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect the Bank’s ability to attract and retain deposits. During 2021, total deposits increased $89.1 million compared with 2020. The increase in deposits for 2021 was primarily in interest-bearing demand deposit account balances, as well as money market and non-interest demand deposit accounts. During 2020, total deposits increased $92.6 million compared with 2019. The increase in deposits for 2020 was primarily in savings account balances, as well as non-interest and interest-bearing demand deposit accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Years Ended December 31,
	2021		2020		2019
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$271,994		$215,145		$151,299
Interest Checking	233,844	0.27%	169,808	0.32%	104,077	0.30%
Money Market	190,094	0.34	166,788	0.55	161,610	1.06
Savings	157,283	0.28	111,559	0.48	36,035	0.19
Certificates of Deposit	311,140	0.57	436,083	1.33	483,222	1.98
Total Deposits	$1,164,355		$1,099,383		$936,243
Weighted Average Rate		0.30%		0.71%		1.25%

The following table shows at December 31, 2021 the amount of the Bank’s time deposits of $250,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$6,120
Three months through six months	6,185
Six months through twelve months	5,561
Over twelve months	15,534
Total	$33,400

The Bank maintains competitive pricing on its deposit products, which management believes allows it to retain a substantial percentage of the Bank’s customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for lending activities, investment activities, and for general business purposes. The Bank also uses borrowings from the FHLB of Cincinnati to supplement the pool of lendable funds, meet deposit withdrawal requirements and manage the terms of liabilities. FHLB borrowings are secured by the Bank’s stock in the FHLB, substantially all of its first mortgage residential loans, as well as its outstanding PPP loans. At December 31, 2021, the Bank had $20.0 million in outstanding borrowings from the FHLB and the capacity to increase borrowings by an additional $62.5 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to borrow on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness.

The following table sets forth information about the Bank’s FHLB borrowings as of and for the periods indicated:

	December 31,
	2021	2020	2019
	(dollars in thousands)
Average balance outstanding	$20,152	$34,101	$35,038
Maximum amount outstanding at any month-end during the period	20,620	71,376	61,389
End of period balance	20,000	20,623	61,389
Weighted average interest rate:
At end of period	0.77%	0.75%	1.70%
During the period	0.76%	1.09%	2.31%

Junior Subordinated Debentures – At December 31, 2021, the Company had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)
Statutory Trust I	$3,000	2/13/2004	3-month LIBOR + 2.85%	$3,093	2/13/2034
Statutory Trust II	5,000	2/13/2004	3-month LIBOR + 2.85%	5,155	2/13/2034
Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,435	3/01/2037
	$21,000			$21,776

(1)	As of December 31, 2021, the 3-month LIBOR was 0.21%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at the Company’s option at their principal amount plus accrued interest.

The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. At December 31, 2021, the Company is current on all interest payments.

The Federal Reserve Board rules allow trust preferred securities issued prior to May 19, 2010 to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of the Company’s Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of the Company’s trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2021, all of the Company’s trust preferred securities were included in and comprised 17% of Tier 1 capital.

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

Capital

Stockholders’ equity increased $14.9 million to $131.0 million at December 31, 2021, compared with $116.0 million at December 31, 2020. The increase was due primarily to current year net income of $14.9 million.

The following table shows the ratios of common equity Tier 1, Tier 1 capital, total capital to risk-adjusted assets, and Tier 1 leverage for the Bank at December 31, 2021:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Common equity Tier 1 capital	4.5%	6.5%	7.0%	12.35%
Tier 1 capital	6.0	8.0	8.5	12.35
Total risk-based capital	8.0	10.0	10.5	13.31
Tier 1 leverage ratio	4.0	5.0	—	10.84

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

Liquidity and Capital Resource Management

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

The Bank also borrows from the FHLB to supplement funding requirements. At December 31, 2021, the Bank had an unused borrowing capacity with the FHLB of $62.5 million. Advances are collateralized by first mortgage residential loans, as well as its outstanding PPP loans. Borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing line from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At December 31, 2021, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company’s primary source of funding to meet its obligations is dividends from the Bank. At December 31, 2021, the Bank was eligible to pay $6.5 million of dividends. The Bank paid the Company $2.0 million of dividends during 2021.

Additionally, the Company also may issue common equity, preferred equity and debt to support cash flow needs and liquidity requirements.

Material Cash Requirements and Obligations

The following table summarizes key obligations by maturity date or scheduled payment date and other commitments to make future payments as of December 31, 2021:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$161,917	$75,360	$28,196	$538	$266,011
FHLB borrowing (1)	—	—	—	20,000	20,000
Operating leases	363	731	652	7,161	8,907
Junior subordinated debentures	—	—	—	21,000	21,000
Subordinated capital notes	—	—	—	25,000	25,000
Total	$162,280	$76,091	$28,848	$73,699	$340,918

(1)         Fixed rate borrowing at 0.77%, maturing in 2030, and callable quarterly at the option of the FHLB.

Off-Balance Sheet Arrangements

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

The commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2021 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the Bank’s actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$61,531	$75,966	$74,125	$55,818	$267,440
Standby letters of credit	888	—	4	—	892
Total	$62,419	$75,966	$74,129	$55,818	$268,332

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

Risk Participation Agreements – In connection with the purchase of loan participations, the Bank has entered into risk participation agreements, which had notional amounts totaling $12.1 million at December 31, 2021 and $26.6 million at December 31, 2020.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

The Bank has an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on loans and investments, the value of these assets decreases or increases respectively. Inflation can also impact core non-interest expenses associated with delivering the Bank’s services.

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

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 1.3% at December 31, 2021 compared with an increase of 0.8% at December 31, 2020. Given an instantaneous 100 basis point decrease in interest rates, the base net interest income would decrease by an estimated 0.8% at December 31, 2021 compared with a decrease of 2.9% at December 31, 2020.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2021, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(903)	(2.0)%
+ 100 basis points	(576)	(1.3)
- 100 basis points	(340)	(0.8)
- 200 basis points	(1,438)	(3.2)

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

Item 8.         Financial Statements and Supplementary Data

The following consolidated financial statements and reports are included in this section:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income

Consolidated Statements of Change in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Limestone Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limestone Bancorp, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Risk Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred credit losses inherent in the held for investment loan portfolio as of the balance sheet date. Management assesses the risk inherent in the loan portfolio based on qualitative and quantitative risk factors. The allowance for loan losses consists of two components: the valuation allowance for loans that are individually classified as impaired and separately identified for impairment (“specific component”), totaling $0 as of December 31, 2021 and the valuation allowance for loans not considered impaired and collectively evaluated for impairment (“general component”), totaling $11,531,000 as of December 31, 2021.

The general component covers non-impaired loans and is based on historical loss rates adjusted for current factors. The historical loss rates are determined by loan portfolio segment and based on actual loss history realized over the most recent five years with equal weighting. This actual loss experience is supplemented with other qualitative risk factors based on the risks present for each portfolio segment. The qualitative risk factor identification and analysis requires significant judgment and allows management to adjust the estimate of losses based on the most recent information available and to address other limitations in the historical loss rates. The Company’s qualitative risk factors include the changes in lending policies, procedures and practices, effects of any change in risk selection and underwriting standards, national and local economic trends and conditions, industry conditions, trends in volume and terms of loans, experience, ability and depth of lending management and other relevant staff, levels of and trends in delinquencies and impaired loans, levels of and trends in charge-offs and recoveries, and effects of changes in credit concentrations. The evaluation of these qualitative risk factors contributes significantly to the general component of the estimate of the allowance for loan losses.

We identified auditing the qualitative risk factors of the allowance for loan losses of the general component as a critical audit matter because of the necessary judment applied by us to evaluate management’s significant estimates and subjective assumptions related to the following:

●

Adjustments to the historical loss rates using qualitative risk factors including the selection of qualitative risk factors and the magnitude of each adjustment based on management’s judgments regarding factors which impact asset quality.

The primary procedures performed to address the critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the allowance for loan losses related to the qualitative risk factors, including controls addressing:
o

Management’s review over the qualitative risk factors used in the allowance for loan losses calculation, including data used as the basis for adjustments and the reasonableness of the adjustments and assumptions related to the qualitative risk factors.

o	Data inputs including the completeness and accuracy of loan data used in the qualitative risk factor computations.

●	Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative risk factors which included:
o

Evaluation of the reasonableness of management’s judgments and assumptions related to the qualitative risk factors. Our evaluation considered the weight of evidence from internal and external sources and loan portfolio performance.

o	Evaluation of the relevance and reliability of data, including completeness and accuracy of data used to develop the qualitative risk factors.
o	Evaluation of management’s methodology to ensure it was consistently applied year over year.

Crowe LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky

February 25, 2022

LIMESTONE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2021	2020
Assets
Cash and due from banks	$10,493	$10,830
Interest bearing deposits in banks	67,110	56,863
Cash and cash equivalents	77,603	67,693
Securities available for sale	214,213	203,862
Securities held to maturity (fair value of $46,280)	46,460	—
Loans, net of allowance of $11,531 and $12,443, respectively	990,309	949,638
Premises and equipment, net	21,575	18,533
Premises held for sale	310	1,060
Other real estate owned	—	1,765
Federal Home Loan Bank stock	5,116	5,887
Bank owned life insurance	23,946	23,441
Deferred taxes, net	21,583	25,714
Goodwill	6,252	6,252
Other intangible assets, net	1,989	2,244
Accrued interest receivable and other assets	6,336	6,213
Total assets	$1,415,692	$1,312,302

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$274,083	$243,022
Interest bearing	934,585	876,585
Total deposits	1,208,668	1,119,607
Federal Home Loan Bank advances	20,000	20,623
Accrued interest payable and other liabilities	10,065	10,048
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,284,733	1,196,278
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,594,749 and 6,498,865 voting, and 1,000,000 and 1,000,000 non-voting shares issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,625	25,013
Retained deficit	(31,769)	(46,678)
Accumulated other comprehensive loss	(3,536)	(2,950)
Total common stockholders’ equity	130,959	116,024
Total liabilities and stockholders’ equity	$1,415,692	$1,312,302

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2021	2020	2019
Interest income
Loans, including fees	$44,445	$45,093	$42,153
Taxable securities	4,612	5,042	6,269
Tax exempt securities	643	370	326
Federal funds sold and other	215	248	836
	49,915	50,753	49,584
Interest expense
Deposits	3,518	7,796	11,657
Federal Home Loan Bank advances	154	371	810
Senior debt	—	119	329
Junior subordinated debentures	521	660	1,005
Subordinated capital notes	1,500	1,206	433
	5,693	10,152	14,234

Net interest income	44,222	40,601	35,350
Provision for loan losses	1,150	4,400	—
Net interest income after provision for loan losses	43,072	36,201	35,350

Non-interest income
Service charges on deposit accounts	2,256	2,268	2,381
Bank card interchange fees	4,116	3,376	2,438
Income from bank owned life insurance	526	424	410
Gain on sale of other real estate owned	191	—	—
Gain (loss) on sales and calls of securities, net	460	(5)	(5)
Other	890	781	694
	8,439	6,844	5,918
Non-interest expense
Salaries and employee benefits	18,132	17,751	16,233
Occupancy and equipment	4,041	4,001	3,522
Deposit account related expense	2,158	1,890	1,224
Data processing expense	1,512	1,502	1,259
Professional fees	952	937	769
Marketing expense	727	629	908
FDIC insurance	405	229	211
Deposit and state franchise tax	375	1,475	1,210
Communications expense	681	856	772
Insurance expense	415	428	444
Postage and delivery	605	627	544
Acquisition costs	—	—	775
Other	1,968	2,091	2,399
	31,971	32,416	30,270
Income before income taxes	19,540	10,629	10,998
Income tax expense	4,631	1,624	480
Net income	14,909	9,005	10,518
Basic and diluted income per common share	$1.96	$1.20	$1.41

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2021	2020	2019
Net income	$14,909	$9,005	$10,518
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	25	1,012	3,773
Amortization during period of net unrealized gain transferred to held to maturity	(346)	—	—
Less reclassification adjustment for losses included in net income	460	(5)	(5)
Net unrealized gain (loss) recognized in comprehensive income	(781)	1,017	3,778
Tax effect	195	(253)	(864)
Other comprehensive income (loss)	(586)	764	2,914

Comprehensive income	$14,323	$9,769	$13,432

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2021

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, December 31, 2018	6,242,720	1,220,000	7,462,720	$140,639	$24,287	$(66,201)	$(6,628)	$92,097
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	13,503	—	13,503	—	(314)	—	—	(314)
Forfeited unvested stock	(4,248)	—	(4,248)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	535	—	—	535
Net income	—	—	—	—	—	10,518	—	10,518
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	2,914	2,914
Balances, December 31, 2019	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	28,248	—	28,248	—	(75)	—	—	(75)
Forfeited unvested stock	(1,358)	—	(1,358)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	580	—	—	580
Non-voting shares converted to voting	220,000	(220,000)	—	—	—	—	—	—
Net income	—	—	—	—	—	9,005	—	9,005
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	764	764
Balances, December 31, 2020	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	104,220	—	104,220	—	(87)	—	—	(87)
Forfeited unvested stock	(8,336)	—	(8,336)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	699	—	—	699
Net income	—	—	—	—	—	14,909	—	14,909
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	(586)	(586)
Balances, December 31, 2021	6,594,749	1,000,000	7,594,749	$140,639	$25,625	$(31,769)	$(3,536)	$130,959

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2021	2020	2019
Cash flows from operating activities
Net income	$14,909	$9,005	$10,518
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and accretion, net	4,677	2,986	1,669
Provision for loan losses	1,150	4,400	—
Net amortization on securities	594	655	700
Stock-based compensation expense	699	580	535
Deferred taxes, net	4,326	1,798	653
Net realized gain on sales of other real estate owned	(191)	—	—
Net write-down of other real estate owned	—	—	260
Net realized (gain) loss on sales and calls of investment securities	(460)	5	5
Net realized (gain) loss on sales of premises and equipment	1	—	(1)
Net write-down on premises held for sale	45	150	150
Increase in cash surrender value of life insurance, net of premium expense	(505)	(404)	(391)
Amortization of operating lease right-of-use assets	374	593	185
Net change in accrued interest receivable and other assets	(3,346)	(106)	(302)
Net change in accrued interest payable and other liabilities	17	1,383	(763)
Net cash from operating activities	22,290	21,045	13,218

Cash flows from investing activities
Purchases of available for sale securities	(91,189)	(38,416)	(29,169)
Proceeds from sales and calls of available for sale securities	7,500	9,030	5,351
Proceeds from maturities and prepayments of available for sale securities	37,038	34,881	19,083
Purchases of held to maturity securities	(16,444)	—	—
Proceeds from calls of held to maturity securities	1,704	—	—
Proceeds from maturities and prepayments of held to maturity securities	3,665	—	—
Proceeds from sale of other real estate owned	1,956	1,600	—
Improvements to other real estate owned	—	(140)	—
Purchases of Federal Home Loan Bank stock	—	(600)	—
Proceeds from mandatory redemption of Federal Home Loan Bank stock	771	950	996
Net changes in loans	(45,164)	(37,772)	(35,538)
Proceeds from sale of premises and equipment	1	—	1
Proceeds from sale of premises held for sale	705	—	—
Purchases of premises and equipment	(1,274)	(879)	(1,321)
Net cash paid for acquisition	—	—	(5,280)
Purchase of bank owned life insurance	—	(7,000)	—
Net cash from investing activities	(100,731)	(38,346)	(45,877)

Cash flows from financing activities
Net change in deposits	89,061	92,632	975
Repayment of Federal Home Loan Bank advances	(623)	(145,766)	(160,160)
Advances from Federal Home Loan Bank	—	105,000	175,000
Proceeds from issuance of subordinated capital notes	—	8,000	17,000
Repayment of senior debt	—	(5,000)	(5,000)
Common shares withheld for taxes	(87)	(75)	(314)
Net cash from financing activities	88,351	54,791	27,501
Net change in cash and cash equivalents	9,910	37,490	(5,158)
Beginning cash and cash equivalents	67,693	30,203	35,361
Ending cash and cash equivalents	$77,603	$67,693	$30,203

Supplemental cash flow information:
Interest paid	$5,788	$10,422	$13,763
Income taxes paid (refunded)	370	(346)	(346)
Supplemental non-cash disclosure:
Transfer from loans to other real estate	—	$—	$—
Transfer from premises and equipment to premises held for sale	—	310	—
Transfer of available for sale to held to maturity securities	34,741	—	—
AOCI component of transfer from available for sale to held to maturity	1,081	—	—
Financed sales of other real estate owned	—	1,360	—
Initial recognition of right-of-use lease assets	—	—	507

See accompanying notes.

LIMESTONE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability.

Future effects, including further actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. In addition, federal governmental actions are meaningfully influencing the interest-rate environment. If these actions are sustained, it may adversely impact several industries within the Company’s geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations. This could cause the Company to experience a material adverse effect on business operations, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, or deferred tax assets.

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

The Bank participated in the SBA Paycheck Protection Program (“PPP”) as a lender to provide loans to small businesses for payroll and other basic expenses during the COVID-19 pandemic. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. Additionally, loan payments are deferred for the first six months of the loan term. No collateral or personal guarantees were required. PPP loans were considered in the provision for loan losses in 2021 and 2020, however, due to SBA guaranty the provision for loan losses impact was insignificant.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is deemed impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are also treated as impaired.

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

●

Residential real estate loans are affected by the local residential real estate market, local economy, and, for variable rate mortgages, movement in indices tied to these loans. For owner occupied residential loans, the borrowers’ repayment ability is evaluated through a review of credit scores and debt to income ratios. For non-owner occupied residential loans, such as rental real estate, financial information is obtained from the borrowers and/or the individual project to evaluate cash flows sufficiency to service the debt. Appraisals are obtained to support the determination of collateral value.

●

Consumer loans depend on local economies. Consumer loans are generally unsecured, but may be secured by consumer assets. Management evaluates the borrowers’ repayment ability through a review of credit scores and an evaluation of debt to income ratios. Consumer loans may be for consumer goods purchases, cash flow needs, or for student debt refinances.

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

Premises and equipment are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are written down to fair value through a charge to earnings.

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

Bank Owned Life Insurance – The Bank has purchased life insurance policies on certain key executives and associates. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Stock-Based Compensation – Compensation cost is recognized for stock awards issued to employees, based on the fair value of these awards at the date of grant. The market price of the Company’s common stock at the date of grant is used for stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. The Company’s accounting policy is to recognize compensation cost net of forfeitures as they occur.

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

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment, held-to-maturity debt securities, and off-balance sheet credit exposures are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. Management is focused on refining assumptions, reviewing challenges to the model, analyzing forecast scenarios, and stress testing the volatility of the model. Additionally, management is implementing various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System, and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying GAAP to contracts and hedging relationships, if certain criteria are met, that reference LIBOR or another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Adoption of this new guidance did not have a material impact on the consolidated financial statements.

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

The following table summarizes the amortized cost and fair value of AFS securities and HTM and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Available for sale
U.S. Government and federal agency	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019
Collateralized loan obligations	50,227	—	(78)	50,149
Corporate bonds	43,432	572	(202)	43,802
Total available for sale	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,460	$158	$(338)	$46,280
Total held to maturity	$46,460	$158	$(338)	$46,280

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$18,811	$806	$—	$19,617
Agency mortgage-backed: residential	71,582	2,777	(26)	74,333
Collateralized loan obligations	44,730	—	(1,578)	43,152
State and municipal	34,759	1,296	—	36,055
Corporate bonds	31,635	472	(1,402)	30,705
Total available for sale	$201,517	$5,351	$(3,006)	$203,862

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

Sales and calls of securities were as follows:

	2021	2020	2019
	(in thousands)
Proceeds	$9,204	$9,030	$5,351
Gross gains	465	—	1
Gross losses	5	5	6

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	December 31, 2021
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	4,253	4,361
Five to ten years	83,690	83,941
Beyond ten years	31,791	31,892
Agency mortgage-backed: residential	93,650	94,019
Total	$213,384	$214,213

Held to maturity
Within one year	$2,325	2,326
One to five years	9,690	$9,661
Five to ten years	3,824	3,793
Beyond ten years	30,621	30,500
Total	$46,460	$46,280

Securities pledged at year-end 2021 and 2020 had carrying values of approximately $155.4 million and $81.4 million, respectively, and were pledged to secure public deposits.

At December 31, 2021 and 2020, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $35.7 million and $23.0 million, respectively. At year-end 2021, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2021, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLOs are typically $300 million to $1 billion in size, contain one hundred or more loans, have five to six credit tranches with credit ratings ranging from AAA, AA, A, BBB, BB, B and equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At December 31, 2021, $30.0 million and $20.1 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the year ended December 31, 2021.

The corporate bond portfolio consists of 15 subordinated debt securities and two senior debt security of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Securities with unrealized and unrecognized losses at December 31, 2021 and December 31, 2020, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2021
Available for sale
U.S. Government and federal agency	$11,645	$(133)	$—	$—	$11,645	$(133)
Agency mortgage-backed: residential	53,733	(960)	642	(10)	54,375	(970)
Collateralized loan obligations	10,036	(7)	16,514	(71)	26,550	(78)
Corporate bonds	22,548	(202)	—	—	22,548	(202)
Total temporarily impaired	$97,962	$(1,302)	$17,156	$(81)	$115,118	$(1,383)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	26,829	(338)	—	—	26,829	(338)
Total temporarily impaired	$26,829	$(338)	$—	$—	$26,829	$(338)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2020
Available for sale
Agency mortgage-backed: residential	$4,772	$(26)	$—	$—	$4,772	$(26)
Collateralized loan obligations	8,794	(251)	34,358	(1,327)	43,152	(1,578)
Corporate bonds	10,849	(1,402)	—	—	10,849	(1,402)
Total temporarily impaired	$24,415	$(1,679)	$34,358	$(1,327)	$58,773	$(3,006)

NOTE 3 – LOANS

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	2021	2020
	(in thousands)
Commercial (1)	$220,826	$208,244
Commercial Real Estate:
Construction	74,806	92,916
Farmland	68,388	70,272
Nonfarm nonresidential	345,893	266,394
Residential Real Estate:
Multi-family	50,224	61,180
1-4 Family	168,873	188,955
Consumer	36,440	31,429
Agriculture	35,924	42,044
Other	466	647
Subtotal	1,001,840	962,081
Less: Allowance for loan losses	(11,531)	(12,443)
Loans, net	$990,309	$949,638

(1)	Includes PPP loans of $1.2 million and $20.3 million at December 31, 2021 and 2020, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021, 2020, and 2019:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2021:	(in thousands)
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	206	1,314	(537)	259	(91)	(1)	1,150
Loans charged off	(19)	(2,302)	(30)	(131)	(44)	–	(2,526)
Recoveries	172	117	111	49	15	–	464
Ending balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2020:	(in thousands)
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	822	2,870	135	324	261	(12)	4,400
Loans charged off	(32)	(101)	(130)	(493)	(46)	–	(802)
Recoveries	29	201	151	45	30	13	469
Ending balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2019:	(in thousands)
Beginning balance	$1,299	$4,676	$2,452	$130	$321	$2	$8,880
Provision (negative provision)	342	(622)	(958)	943	297	(2)	–
Loans charged off	(37)	(47)	(275)	(663)	(266)	–	(1,288)
Recoveries	106	73	524	75	3	3	784
Ending balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$–	$2	$–	$–	$–	$2
Collectively evaluated for impairment	2,888	6,179	1,441	538	480	3	11,529
Total ending allowance balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531

Loans:
Loans individually evaluated for impairment	$–	$2,878	$566	$12	$9	$–	$3,465
Loans collectively evaluated for impairment	220,826	486,209	218,531	36,428	35,915	466	998,375
Total ending loans balance	$220,826	$489,087	$219,097	$36,440	$35,924	$466	$1,001,840

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2021:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$290	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	302	215	—	520	55	55
Nonfarm nonresidential	7,755	2,663	—	4,430	302	25
Residential real estate:
Multi-family	—	—	—	—	1	1
1-4 Family	1,408	501	—	764	135	126
Consumer	272	12	—	19	1	1
Agriculture	366	9	—	81	7	7
Other	—	—	—	—	—	—
Subtotal	10,393	3,400	—	5,814	501	215
With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	65	65	2	95	2	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	65	65	2	95	2	—
Total	$10,458	$3,465	$2	$5,909	$503	$215

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of December 31, 2021 and 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$340	$—	$340
Residential Real Estate:
1-4 Family	—	65	65
Total TDRs	$340	$65	$405

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Commercial Real Estate:
Nonfarm nonresidential	$374	$—	$374
Residential Real Estate:
1-4 Family	106	—	106
Total TDRs	$480	$—	$480

At December 31, 2021 and 2020, 84% and 100%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $2,000 and $1,000 as of December 31, 2021 and 2020, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts as of December 31, 2021 or December 31, 2020 to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2021, 2020, and 2019, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

The following table presents a summary of the TDR loan modifications by portfolio segment that occurred during the year ended December 31, 2021 and 2020:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Residential Real Estate:
1-4 Family	$180	$—	$180
Total TDRs	$180	$—	$180

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2020
Residential Real Estate:
1-4 Family	$33	$—	$33
Total TDRs	$33	$—	$33

The Company has not allocated any reserves to customers whose loan terms have been modified during 2021 and 2020. For modifications occurring during the twelve months ended December 31, 2021 and 2020, the post-modification balances approximate the pre-modification balances.

Non-TDR Loan Modifications due to COVID-19

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

Loans subject to CARES Act modifications that had not returned to normal payment terms were $2.2 million as of December 31, 2021 and $15.3 million as of December 31, 2020. At the beginning of the fourth quarter of 2021, the Bank had one remaining commercial real estate loan secured by a retail entertainment facility subject to a CARES Act modification. This loan totaled $4.4 million, had been graded substandard, evaluated under ASC-310-10, and allocated a specific reserve of $2.2 million since December 2020. Given the uncertainty of the borrower’s ability to return to amortizing principal and interest payments, this loan was placed on nonaccrual during the fourth quarter of 2021 and a partial charge-off of the specifically allocated $2.2 million reserve was recognized.

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2021 and 2020:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2021
Commercial	$6	$—	$—	$—	$6
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	215	215
Nonfarm nonresidential	—	34	—	2,323	2,357
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	513	148	—	566	1,227
Consumer	37	28	—	12	77
Agriculture	—	—	—	8	8
Other	—	—	—	—	—
Total	$556	$210	$—	$3,124	$3,890

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2020
Commercial	$20	$—	$—	$—	$20
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	325	53	—	456	834
Nonfarm nonresidential	—	26	—	175	201
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	1,110	217	—	954	2,281
Consumer	59	49	—	—	108
Agriculture	23	27	—	91	141
Other	—	—	—	—	—
Total	$1,537	$372	$—	$1,676	$3,585

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2021 and 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2021
Commercial	$207,729	$5,207	$—	$7,890	$—	$220,826
Commercial Real Estate:
Construction	74,806	—	—	—	—	74,806
Farmland	65,836	170	—	2,382	—	68,388
Nonfarm nonresidential	341,780	413	—	3,700	—	345,893
Residential Real Estate:
Multi-family	50,224	—	—	—	—	50,224
1-4 Family	164,850	2,038	—	1,985	—	168,873
Consumer	36,408	5	—	27	—	36,440
Agriculture	35,863	23	—	38	—	35,924
Other	466	—	—	—	—	466
Total	$977,962	$7,856	$—	$16,022	$—	$1,001,840

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2020
Commercial	$201,240	$192	$—	$6,812	$—	$208,244
Commercial Real Estate:
Construction	92,916	—	—	—	—	92,916
Farmland	65,556	3,714	—	1,002	—	70,272
Nonfarm nonresidential	258,665	1,605	—	6,124	—	266,394
Residential Real Estate:
Multi-family	50,732	10,448	—	—	—	61,180
1-4 Family	183,379	2,831	—	2,745	—	188,955
Consumer	31,387	3	—	39	—	31,429
Agriculture	41,503	86	—	455	—	42,044
Other	647	—	—	—	—	647
Total	$926,025	$18,879	$—	$17,177	$—	$962,081

NOTE 4 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2021	2020
	(in thousands)
Land and buildings	$21,590	$21,214
Furniture and equipment	9,395	9,323
Leased right-of-use asset	5,326	2,477
	36,311	33,014
Accumulated depreciation	(14,736)	(14,481)
	$21,575	$18,533

Depreciation expense was $1.0 million, $1.1 million and $801,000 for 2021, 2020 and 2019, respectively.

NOTE 5 – LEASES

As of December 31, 2021, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 22 years as of December 31, 2021.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the estimated rate of interest that the Bank would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.18% as of December 31, 2021.

Total rental expense was $503,000 and $551,000 for the years ended December 31, 2021 and December 31, 2020, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $5.3 million as of December 31, 2021 and $2.5 million as of December 31, 2020.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2021 (in thousands):

2021

2022	363
2023	366
2024	365
2025	342
2026	310
Thereafter	7,161
Total minimum lease payments	8,907
Discount effect of cash flows	(3,581)
Present value of lease liabilities	$5,326

At December 31, 2021, the Company has one additional lease for a new branch office that has yet to commence. The right of use asset and lease liability for the lease yet to commence is estimated to be approximately $2.2 million and is expected to be recorded in the first quarter of 2022.

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

The following table presents the major categories of OREO at the period-ends indicated:

	2021	2020
	(in thousands)
Commercial Real Estate:
Construction, land development, and other land	—	1,765
	$—	$1,765

Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $47,000 and $35,000 at December 31, 2021 and December 31, 2020, respectively.

Activity relating to OREO during the years indicated is as follows:

	2021	2020	2019
	(in thousands)
OREO Activity
OREO as of January 1	$1,765	$3,225	$3,485
Real estate acquired	—	—	—
Valuation adjustment write-downs	—	—	(260)
Gain on sale	191	—	—
Proceeds from sale of properties	(1,956)	(1,600)	—
Improvements	—	140	—
OREO as of December 31	$—	$1,765	$3,225

Expenses related to OREO include:

	2021	2020	2019
	(in thousands)
Valuation adjustment write-downs	$—	$—	$260
Operating expense	13	63	108
Total	$13	$63	$368

Oreo expenses are reported in other non-interest expense.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s acquired goodwill and intangible assets as of December 31, 2021 and December 31, 2020:

	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	511	2,500	256
Outstanding, ending	$8,752	$511	$8,752	$256

During 2019, the Company recorded $6.3 million of goodwill related to a branch purchase transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2021, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Since the annual impairment test on November 30, 2021, there have been no events or circumstances that would indicate it was more likely than not goodwill impairment exists. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. Total amortization was $256,000 for the years ended December 31, 2021 and 2020.

The estimated amortization expense of the core deposit intangible for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2022	$256
2023	256
2024	256
2025	256
2026	256
Thereafter	709
$1,989

NOTE 8 – DEPOSITS

The following table details deposits by category:

	December 31, 2021	December 31, 2020
	(in thousands)
Non-interest bearing	$274,083	$243,022
Interest checking	287,208	190,625
Money market	217,943	175,785
Savings	163,423	142,623
Certificates of deposit	266,011	367,552
Total	$1,208,668	$1,119,607

Time deposits of $250,000 or more were approximately $33.4 million and $50.7 million at year-end 2021 and 2020, respectively.

Scheduled maturities of time deposits for each of the next five years and thereafter are as follows (in thousands):

Total
2022	$161,917
2023	55,656
2024	19,704
2025	26,250
2026	1,946
Thereafter	538
$266,011

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2021	2020
	(in thousands)

Short term advance	$—	$623

Long term advance (fixed rate 0.77%) maturing February 2030	20,000	20,000
Total advances from the Federal Home Loan Bank	$20,000	$20,623

FHLB advances had a weighted-average rate of 0.77% at December 31, 2021 and 0.75% at December 31, 2020. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2021 or 2020. The $20.0 million long term advance is callable quarterly at the FHLB’s option. Advances were collateralized by approximately $120.5 million and $133.7 million of first mortgage loans, under a blanket lien arrangement at December 31, 2021 and 2020, respectively, and $1.2 million and $20.3 million of loans originated under the SBA Payment Protection Plan at December 31, 2021 and 2020, respectively. At December 31, 2021, the Bank’s additional borrowing capacity with the FHLB was $62.5 million.

Scheduled principal payments during the next five years and thereafter (in thousands):

Advances
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	20,000
$20,000

At year-end 2021, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

NOTE 10 – BORROWINGS

Junior Subordinated Debentures - The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At December 31, 2021, the Company is current on all interest payments.

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
			$21,000,000

(1)         As of December 31, 2021, the 3-month LIBOR was 0.21%.

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

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan – The Company’s 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed by employees. The Company, at its discretion, may make additional contributions. Contributions made by the Company to the plan totaled approximately $373,000, $399,000 and $362,000 in 2021, 2020 and 2019, respectively.

NOTE 12 – INCOME TAXES

Income tax expense was as follows:

	2021	2020	2019
	(in thousands)
Current	$305	$(173)	$(173)
Deferred	1,649	1,372	505
Net operating loss	2,677	903	1,725
Establish state deferred tax asset	—	(478)	(1,577)
	$4,631	$1,624	$480

Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously recorded as non-interest expense, and implemented a state income tax at a statutory rate of 5%. The Company recognized state income tax expense of $939,000 for the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, the Company recognized a state income tax benefit of $478,000 and $1.6 million, respectively, due to the establishment of a net deferred tax asset.

Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	2021	2020	2019
	(in thousands)
Federal statutory tax rate	21%	21%	21%
Federal statutory rate times financial statement income	$4,103	$2,232	$2,310
Effect of:
State income taxes	741	—	—
Tax-exempt interest income	(123)	(73)	(66)
Establish state deferred tax asset	—	(478)	(1,577)
Non-taxable life insurance income	(111)	(89)	(86)
Restricted stock vesting	(10)	7	(137)
Other, net	31	25	36
Total	$4,631	$1,624	$480

Year-end deferred tax assets and liabilities were due to the following:

	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$19,335	$22,012
Allowance for loan losses	2,877	3,104
OREO write-down	—	914
Net assets from acquisitions	—	72
New market tax credit carry-forward	208	208
Nonaccrual loan interest	321	315
Accrued expenses	138	131
Lease liability	1,328	618
Other	202	332
	24,409	27,706

Deferred tax liabilities:
FHLB stock dividends	415	478
Fixed assets	133	71
Deferred loan costs	176	172
Net unrealized gain on securities	390	585
Lease right-of-use assets	1,328	618
Net assets from acquisitions	108	—
Other	276	68
	2,826	1,992
Net deferred tax assets	$21,583	$25,714

At December 31, 2021, the Company had net federal net operating loss carryforwards of $86.3 million, which will begin to expire in 2032, and state net operating loss carryforwards of $30.8 million, which will begin to expire in 2026.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2021 or December 31, 2020 related to unrecognized tax benefits.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2021 were as follows (in thousands):

Beginning balance	$14,295
New loans and advances	13,678
Repayments	(14,431)
Ending balance	$13,542

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2021 and 2020 were $876,000 and $1.3 million, respectively.

Hogan Development Company and Hogan Real Estate Company periodically assist the Bank in managing and selling the Bank’s OREO. Both companies are owned by W. Glenn Hogan, a director of the Company and Bank. This arrangement was reviewed and evaluated by the Audit Committee in conjunction with the Board’s annual assessment of director independence. The Bank paid real estate management and sales fees to these companies of $45,000, $26,000, and $20,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

As of December 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject. At year end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total risk-based capital (to risk-weighted assets)	$160,700	13.31%	$96,591	8.00%	$120,738	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	149,169	12.35	54,332	4.50	78,480	6.50
Tier 1 capital (to risk-weighted assets)	149,169	12.35	72,443	6.00	96,591	8.00
Tier 1 capital (to average assets)	149,169	10.84	55,057	4.00	68,822	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020:
Total risk-based capital (to risk-weighted assets)	$142,449	13.20%	$86,302	8.00%	$107,878	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	130,006	12.05	48,545	4.50	70,120	6.50
Tier 1 capital (to risk-weighted assets)	130,006	12.05	64,727	6.00	86,302	8.00
Tier 1 capital (to average assets)	130,006	10.21	50,908	4.00	63,636	5.00

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Based on these regulations, the Bank was eligible to pay $6.5 million of dividends as of December 31, 2021. The Bank paid the Company $2.0 million of dividends during 2021.

NOTE 15 – OFF-BALANCE SHEET RISKS, COMMITMENTS, AND CONTINGENT LIABILITIES

The Company, in the normal course of business, is party to financial instruments with off-balance sheet risk. The financial instruments include commitments to extend credit and standby letters of credit. The contract or notional amounts of these instruments reflect the potential future obligations of the Company pursuant to those financial instruments. Creditworthiness for all instruments is evaluated on a case-by-case basis in accordance with the Company’s credit policies. Collateral from the client may be required based on the Company’s credit evaluation of the client and may include business assets of commercial clients, as well as personal property and real estate of individual clients or guarantors.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each year ended:

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$85,294	$60,683	$20,990	$17,466
Unused lines of credit	12,828	108,635	5,964	144,790
Standby letters of credit	566	326	175	1,342

Commitments to make loans are generally made for periods of one year or less except for home equity loans, which generally have a term of 10 years.

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $12.1 million at December 31, 2021 and $26.6 million at December 31, 2020. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At December 31, 2021 and December 31, 2020, the fair value of the risk participation agreements were $67,000 and $188,000, respectively.

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$26,243	$—	$26,243	$—
Agency mortgage-backed: residential	94,019	—	94,019	—
Collateralized loan obligations	50,149	—	50,149	—
Corporate bonds	43,802	—	29,761	14,041
Total	$214,213	$—	$200,172	$14,041

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$19,617	$—	$19,617	$—
Agency mortgage-backed: residential	74,333	—	74,333	—
Collateralized loan obligations	43,152	—	40,764	2,388
State and municipal	36,055	—	36,055	—
Corporate bonds	30,705	—	18,789	11,916
Total	$203,862	$—	$189,558	$14,304

There were no transfers between Level 1 and Level 2 during 2021 or 2020.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020:

	December 31, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in earnings	—	465
Included in other comprehensive income	108	1,532
Calls	—	(6,000)
Transfers into Level 2	(2,496)	(1,042)
Transfers into Level 3	—	7,170
Balance of recurring Level 3 assets at December 31, 2021	$—	$14,041

	December 31, 2020
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2020	$—	$—
Total gains or losses for the year:
Included in other comprehensive income	—	—
Transfers into Level 3	2,388	11,916
Balance of recurring Level 3 assets at December 31, 2020	$2,388	$11,916

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2021 and 2020:

	Fair Value Measurements at December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Corporate bonds	$10,049	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	200%	-	298%	(235%)
			Indicative broker bid	99%	-	106%	(103%)

	Fair Value Measurements at December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Collateralized loan obligations	$2,388	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults		2%		(2%)
			Expected asset recoveries		49%		(49%)

Corporate bonds	$11,916	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	322%	-	497%	(381%)
			Indicative broker bid	72%	-	107%	(80%)

Financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$63	$—	$—	$63

		Fair Value Measurements at December 31, 2020 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial real estate:
Nonfarm nonresidential	$2,180	$—	$—	$2,180
Residential real estate:
1-4 Family	105	—	—	105

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $65,000, with a valuation allowance of $2,000, at December 31, 2021, resulting in no additional provision for loan losses for the year ended December 31, 2021. At December 31, 2020, impaired loans had a carrying amount of $4.5 million, with a valuation allowance of $2.2 million, at December 31, 2020, resulting in $2.1 million provision for loan losses for the year ended December 31, 2020.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value Measurements at December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Impaired loans - Commercial real estate	$2,180	Sales comparison approach	Adjustment for differences between the comparable sales	0%	-	65%	(33%)

		Income approach	Discount or capitalization rate		12%		(12%)

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2021:

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$77,603	$77,603	$—	$—	$77,603
Securities available for sale	214,213	—	204,164	10,049	214,213
Securities held to maturity	46,460	—	46,280	—	46,280
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	990,309	—	—	981,995	981,995
Accrued interest receivable	3,870	—	1,022	2,848	3,870
Financial liabilities
Deposits	$1,208,668	$274,083	$935,768	$—	$1,209,851
Federal Home Loan Bank advances	20,000	—	20,046	—	20,046
Junior subordinated debentures	21,000	—	—	19,500	19,500
Subordinated capital notes	25,000	—	—	26,149	26,149
Accrued interest payable	764	—	136	628	764

Carrying amount and estimated fair values of financial instruments were as follows at year-end 2020:

		Fair Value Measurements at December 31, 2020 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$67,693	$67,693	$—	$—	$67,693
Securities available for sale	203,862	—	189,558	14,304	203,862
Federal Home Loan Bank stock	5,887	N/A	N/A	N/A	N/A
Loans, net	949,638	—	—	941,330	941,330
Accrued interest receivable	4,444	—	925	3,519	4,444
Financial liabilities
Deposits	$1,119,607	$243,022	$878,309	$—	$1,121,331
Federal Home Loan Bank advances	20,623	—	20,665	—	20,665
Junior subordinated debentures	21,000	—	—	16,194	16,194
Subordinated capital notes	25,000	—	—	25,207	25,207
Accrued interest payable	859	—	231	628	859

NOTE 17 – STOCK PLANS AND STOCK BASED COMPENSATION

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan total 166,490. Shares issued to employees under the plan generally vest annually on the anniversary date of the grant over three or seven years. Shares issued annually to each non-employee director have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2021 shares issued was $1.5 million, or $13.52 per weighted-average share. The Company recorded $699,000, $580,000, and $535,000 of stock-based compensation during 2021, 2020, and 2019, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $175,000, $122,000, and $112,000 was recognized related to this expense in 2021, 2020, and 2019, respectively.

The following table summarizes stock plan share activity as of and for the periods indicated for the Company’s equity compensation plan:

	Twelve Months Ended		Twelve Months Ended
	December 31, 2021		December 31, 2020
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	47,438	$15.34	57,774	$13.35
Granted	110,024	13.52	34,858	15.33
Vested	(37,590)	15.13	(43,836)	12.69
Forfeited	(8,336)	13.66	(1,358)	15.95
Outstanding, ending	111,536	$13.73	47,438	$15.34

Unrecognized stock based compensation expense related to unvested shares for 2022 and beyond is estimated as follows (in thousands):

2022	$375
2023	263
2024	126
2025	119
2026	119
Thereafter	126

NOTE 18 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2021	2020	2019
	(in thousands, except share and per share data)
Net income	$14,909	$9,005	$10,518
Less:
Earnings allocated to unvested shares	219	68	106
Net income attributable to common shareholders, basic and diluted	$14,690	$8,937	$10,412

Basic
Weighted average common shares including unvested common shares and participating preferred shares outstanding	7,593,176	7,492,190	7,468,215
Less:
Weighted average unvested common shares	111,740	56,809	75,084
Weighted average common shares outstanding	7,481,436	7,435,381	7,393,131
Basic income per common share	$1.96	$1.20	$1.41

Diluted
Add: Dilutive effects of assumed exercises of common stock warrants	—	—	—
Weighted average common shares and potential common shares	7,481,436	7,435,381	7,393,131
Diluted income per common share	$1.96	$1.20	$1.41

The Company had no outstanding stock options at December 31, 2021, 2020 or 2019.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, gains on sales of premises and equipment, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $623,000, $558,000, and $501,000 of revenue for the years ended December 31, 2021, 2020, and 2019, respectively, within the scope of ASC 606. The remaining other non-interest income for the year is excluded from the scope of ASC 606.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Limestone Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands)
ASSETS
Cash and cash equivalents	$4,759	$5,037
Investment in banking subsidiary	165,481	150,560
Investment in and advances to other subsidiaries	776	776
Deferred taxes, net	6,532	5,953
Other assets	1,282	1,180
Total assets	$178,830	$163,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$46,775	$46,775
Accrued expenses and other liabilities	1,096	707
Shareholders’ equity	130,959	116,024
Total liabilities and shareholders’ equity	$178,830	$163,506

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Interest income	$18	$37	$83
Dividends from subsidiaries	2,019	23	36
Other income	20	20	19
Interest expense	(2,040)	(2,008)	(1,803)
Other expense	(1,501)	(1,357)	(1,179)
Loss before income tax and undistributed subsidiary income	(1,484)	(3,285)	(2,844)
Income tax benefit	(885)	(815)	(1,997)
Equity in undistributed subsidiary income	15,508	11,475	11,365
Net income	$14,909	$9,005	$10,518

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities
Net income	$14,909	$9,005	$10,518
Adjustments:
Equity in undistributed subsidiary income	(15,508)	(11,475)	(11,365)
Deferred taxes, net	(579)	(815)	(1,996)
Stock-based compensation expense	699	580	535
Net change in other assets	(102)	(97)	(401)
Net change in other liabilities	390	145	423
Net cash from operating activities	(191)	(2,657)	(2,286)

Cash flows from investing activities
Investments in subsidiaries	—	—	(10,000)
Net cash from investing activities	—	—	(10,000)

Cash flows from financing activities
Proceeds from issuance of subordinated capital notes	—	8,000	17,000
Repayment of senior debt	—	(5,000)	(5,000)
Common shares withheld for taxes	(87)	(75)	(314)
Net cash from by financing activities	(87)	2,925	11,686

Net change in cash and cash equivalents	(278)	268	(600)
Beginning cash and cash equivalents	5,037	4,769	5,369
Ending cash and cash equivalents	$4,759	$5,037	$4,769

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2021 and 2020.

	2021
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income (1)	$12,314	$12,975	$12,376	$12,250
Interest expense	1,307	1,354	1,462	1,570
Net interest income	11,007	11,621	10,914	10,680
Provision for loan losses	500	300	—	350
Net interest income after provision	10,507	11,321	10,914	10,330
Non-interest income	1,984	2,436	2,135	1,884
Non-interest expense	7,983	8,050	7,954	7,984
Income before income taxes	4,508	5,707	5,095	4,230
Income tax expense (2)	1,063	1,366	1,194	1,008
Net income	$3,445	$4,341	$3,901	$3,222

Basic and diluted earnings per common share (3)	$0.45	$0.57	$0.51	$0.43
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00

	2020
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

Interest income (1)	$12,606	$12,094	$12,786	$13,267
Interest expense	1,820	2,151	2,676	3,505
Net interest income	10,786	9,943	10,110	9,762
Provision for loan losses	900	1,350	1,100	1,050
Net interest income after provision	9,886	8,593	9,010	8,712
Non-interest income	1,777	1,742	1,601	1,724
Non-interest expense	7,866	8,079	8,236	8,235
Income before income taxes	3,797	2,256	2,375	2,201
Income tax expense (2)	680	190	393	361
Net income	$3,117	$2,066	$1,982	$1,840

Basic and diluted earnings per common share (3)	$0.42	$0.28	$0.26	$0.25
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00

(1)	Interest income includes PPP loan origination fees as detailed below:

	2021	2020

First quarter	$436,000	$—
Second quarter	692,000	179,000
Third quarter	1,368,000	195,000
Fourth quarter	261,000	767,000

(2)	See Footnote 12 for more information on the Company’s income taxes for 2021 and 2020.

(3)

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, management believes that the Company’s disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 within the required time periods as of the end of the period covered by this report.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management believes that as of December 31, 2021, the Company’s internal control over financial reporting was effective in achieving the objectives stated above.

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

Item 9B.         Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted a code of ethics applicable to the Chief Executive Officer and the senior financial officers, which is posted on the Bank’s website at http://www.limestonebank.com under the Investors Relations section of the ‘About Us’ tab. If the Company amends or waives any of the provisions of the Code of Ethics applicable to its Chief Executive Officer or senior financial officers, management intends to disclose the amendment or waiver on its website. The Company will provide to any person without charge, upon request, a copy of this Code of Ethics. You can request a copy by contacting Limestone Bancorp, Inc., Chief Financial Officer, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

Additional information required by this Item 10 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2022, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Proposal 1: Election of Directors,” “Corporate Governance,” and “Certain Relationships and Related Transactions – Delinquent Section 16(a) Reports” is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2022, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” and “Compensation Committee Report” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2022, which includes the required information. The required information contained in the Company’s proxy statement under the heading “Stock Ownership of Directors, Officers, and Principal Shareholders” is incorporated herein by reference.

Certain information required by this Item 12 appears under the heading “Equity Compensation Plan Information” in Item 5 of this report and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2022, which includes the required information. The required information contained in the Company’s proxy statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A on or before April 30, 2022, which includes the required information. The required information contained in the Company’s proxy statement under the heading “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
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

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3+	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Amendment No. 4 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated May 19, 2021. Exhibit 4 to the Form 8-K filed May 19, 2021 is incorporated by reference.

4.6	Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.7	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to Form 8-K filed July 25, 2019 is incorporated by reference.

4.8	Company Order of Limestone Bancorp, Inc. dated July 21, 2020. Exhibit 4.2 to Form 8-K filed July 24, 2020 is incorporated by reference.

4.9

Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. issued July 31, 2020. Exhibit 4.7 to the Quarterly Report on Form 10-Q filed July 31, 2020 is incorporated by reference.

4.10	Description of Securities of Limestone Bancorp, Inc. registered under Section 12 of the Securities Exchange Act of 1934, as amended.

10.1	Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 25, 2019 is incorporated by reference.

10.2	Form of Subordinated Note Purchase Agreement dated July 21, 2020 by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to Form 8-K filed July 24, 2020 is incorporated by reference.

10.3*	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.4*	Form of Restricted Stock Award Agreement. Exhibit 10.11 to Form 10-K filed March 8, 2019 is incorporated herein by reference.

Exhibit No. (1)	Description
10.5*	Employment Agreement, dated April 24, 2019, with John T. Taylor. Exhibit 10.1 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.6*	Employment Agreement, dated April 24, 2019, with John R. Davis. Exhibit 10.3 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.7*	Employment Agreement, dated April 24, 2019, with Joseph C. Seiler. Exhibit 10.4 to Form 8-K filed April 26, 2019 is incorporated by reference.

10.8*	Employment Agreement, dated April 24, 2019, with Phillip W. Barnhouse. Exhibit 10.2 to Form 8-K filed April 26, 2019 is incorporated by reference.

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

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.

February 25, 2022	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor	Chief Executive Officer	February 25, 2022
John T. Taylor

/s/ Phillip W. Barnhouse	Chief Financial Officer	February 25, 2022
Phillip W. Barnhouse

/s/ Celia P. Catlett	Director	February 25, 2022
Celia P. Catlett

/s/ W. Glenn Hogan	Director	February 25, 2022
W. Glenn Hogan

/s/ Kevin J. Kooman	Director	February 25, 2022
Kevin J. Kooman

/s/ Michael T. Levy	Director	February 25, 2022
Michael T. Levy

/s/ James M. Parsons	Director	February 25, 2022
James M. Parsons

/s/ Bradford T. Ray	Director	February 25, 2022
Bradford T. Ray

/s/ Dr. Edmond J. Seifried	Director	February 25, 2022
Dr. Edmond J. Seifried