Form 10-Q
period 2022-03-31
LIMESTONE BANCORP, INC.
filed 2022-04-29
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

6,622,157 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at April 29, 2022.

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

Unaudited Consolidated Statements of Comprehensive Income

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and due from banks	$10,009	$10,493
Interest bearing deposits in banks	22,040	67,110
Cash and cash equivalents	32,049	77,603
Securities available for sale	204,071	214,213
Securities held to maturity (fair value of $40,790 and $46,280, respectively)	45,639	46,460
Loans, net of allowance of $12,195 and $11,531, respectively	1,035,090	990,309
Premises and equipment, net	23,043	21,575
Premises held for sale	—	310
Federal Home Loan Bank stock	5,116	5,116
Bank owned life insurance	30,643	23,946
Deferred taxes, net	22,648	21,583
Goodwill	6,252	6,252
Other intangible assets, net	1,925	1,989
Accrued interest receivable and other assets	6,230	6,336
Total assets	$1,412,706	$1,415,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$281,533	$274,083
Interest bearing	917,098	934,585
Total deposits	1,198,631	1,208,668
Federal Home Loan Bank advances	30,000	20,000
Accrued interest payable and other liabilities	9,855	10,065
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,284,486	1,284,733
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,622,157 and 6,594,749 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,733	25,625
Retained deficit	(28,571)	(31,769)
Accumulated other comprehensive loss	(9,581)	(3,536)
Total stockholders' equity	128,220	130,959
Total liabilities and stockholders’ equity	$1,412,706	$1,415,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income
Loans, including fees	$10,918	$10,961
Taxable securities	1,304	1,116
Tax exempt securities	166	131
Interest-bearing deposits and other	39	42
	12,427	12,250
Interest expense
Deposits	762	1,026
Federal Home Loan Bank advances	40	38
Junior subordinated debentures	136	130
Subordinated capital notes	375	376
	1,313	1,570

Net interest income	11,114	10,680
Provision for loan losses	750	350
Net interest income after provision for loan losses	10,364	10,330

Non-interest income
Service charges on deposit accounts	634	548
Bank card interchange fees	1,003	960
Income from bank owned life insurance	202	165
Gain on sale of premises held for sale	163	—
Other	236	211
	2,238	1,884
Non-interest expense
Salaries and employee benefits	4,564	4,482
Occupancy and equipment	1,029	1,060
Deposit account related expense	547	491
Data processing expense	386	378
Professional fees	221	236
Marketing expense	133	182
FDIC insurance	90	135
Deposit tax	99	90
Communications expense	64	173
Insurance expense	105	104
Postage and delivery	163	152
Other	570	501
	7,971	7,984
Income before income taxes	4,631	4,230
Income tax expense	1,052	1,008
Net income	3,579	3,222
Basic and diluted income per common share	$0.47	$0.43

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$3,579	$3,222
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(7,973)	280
Amortization during period of net unrealized gain transferred to held to maturity	(81)	(50)
Net unrealized gain (loss) recognized in comprehensive income (loss)	(8,054)	230
Tax effect	2,009	(57)
Other comprehensive income (loss)	(6,045)	173

Comprehensive income (loss)	$(2,466)	$3,395

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three Months Ended March 31, 2022 and 2021

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2022	6,594,749	1,000,000	7,594,749	$140,639	$25,625	$(31,769)	$(3,536)	$130,959
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	27,722	—	27,722	—	(197)	—	—	(197)
Forfeited unvested stock	(314)	—	(314)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	305	—	—	305
Net income	—	—	—	—	—	3,579	—	3,579
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(381)	—	(381)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(6,045)	(6,045)
Balances, March 31, 2022	6,622,157	1,000,000	7,622,157	$140,639	$25,733	$(28,571)	$(9,581)	$128,220

	Shares			Amount
	Common			Common
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2021	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	95,634	—	95,634	—	(48)	—	—	(48)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	149	—	—	149
Net income	—	—	—	—	—	3,222	—	3,222
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	173	173
Balances, March 31, 2021	6,594,499	1,000,000	7,594,499	$140,639	$25,114	$(43,456)	$(2,777)	$119,520

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Three Months Ended March 31, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash flows from operating activities
Net income	$3,579	$3,222
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	551	916
Provision for loan losses	750	350
Net amortization on securities	121	145
Stock-based compensation expense	305	149
Deferred taxes, net	944	1,007
Net write-down of premises held for sale	—	25
Net gain on sale of premises held for sale	(163)	—
Increase in cash surrender value of life insurance, net of premium expense	(197)	(160)
Amortization of operating lease right-of-use assets	91	81
Net change in accrued interest receivable and other assets	(1,291)	(2,319)
Net change in accrued interest payable and other liabilities	(210)	(1,460)
Net cash from operating activities	4,480	1,956

Cash flows from investing activities
Purchases of available for sale securities	(7,021)	(23,700)
Proceeds from maturities and prepayments of available for sale securities	9,092	13,852
Purchases of held to maturity securities	(658)	(5,491)
Proceeds from calls of held to maturity securities	875	—
Proceeds from maturities and prepayments of held to maturity securities	500	—
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	—	77
Net changes in loans	(45,743)	(17,420)
Purchases of premises and equipment	(437)	(445)
Proceeds from sale of premises held for sale	473	—
Purchase of bank owned life insurance	(6,500)	—
Net cash from investing activities	(49,419)	(33,127)

Cash flows from financing activities
Net change in deposits	(10,037)	47,383
Repayment of Federal Home Loan Bank advances	—	(10)
Advances from Federal Home Loan Bank	10,000	—
Common shares withheld for taxes	(197)	(48)
Cash dividends paid on common stock	(381)	—
Net cash from financing activities	(615)	47,325
Net change in cash and cash equivalents	(45,554)	16,154
Beginning cash and cash equivalents	77,603	67,693
Ending cash and cash equivalents	$32,049	$83,847

Supplemental cash flow information:
Interest paid	$1,675	$1,976
Income taxes paid	—	—
Supplemental non-cash disclosure:
Transfer from available for sale to held to maturity securities	—	34,741
AOCI component of transfer from available for sale to held to maturity	—	1,081

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment, held-to-maturity debt securities, and off-balance sheet credit exposures are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. Management is focused on refining assumptions, reviewing challenges to the model, analyzing forecast scenarios, and stress testing the volatility of the model. Additionally, management is implementing various accounting policies, developing processes and related controls, and considering various reporting disclosures. The impact of CECL model implementation is being evaluated, but it is expected that a one-time cumulative-effect adjustment to the allowance for loan losses will be recognized in retained earnings on the consolidated balance sheet as of the beginning of the first reporting period in which the new standard is effective, as is consistent with regulatory expectations set forth in interagency guidance. In December 2018, the OCC, The Board of Governors of the Federal Reserve System (Federal Reserve), and the FDIC approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard. In October 2019, the FASB voted to delay implementation for smaller reporting companies, private companies, and not-for-profit entities. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL for fiscal year and interim periods beginning after December 15, 2022.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The final standard affects all entities after adoption of ASU 2016-13 (Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments) and eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company currently qualifies as a smaller reporting company and, as such, will be required to implement CECL and ASU 2022-02 for fiscal year and interim periods beginning after December 15, 2022.

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

The following table summarizes the amortized cost and fair value of securities available for sale and securities held to maturity at March 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2022
Available for sale
U.S. Government and federal agency	$26,952	$—	$(1,196)	$25,756
Agency mortgage-backed: residential	90,589	177	(5,097)	85,669
Collateralized loan obligations	48,221	—	(297)	47,924
Corporate bonds	45,453	221	(952)	44,722
Total available for sale	$211,215	$398	$(7,542)	$204,071

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$45,639	$24	$(4,873)	$40,790
Total held to maturity	$45,639	$24	$(4,873)	$40,790

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019
Collateralized loan obligations	50,227	—	(78)	50,149
Corporate bonds	43,432	572	(202)	43,802
Total available for sale	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,460	$158	$(338)	$46,280
Total held to maturity	$46,460	$158	$(338)	$46,280

Sales and calls of securities were as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Proceeds	$875	$—
Gross gains	—	—
Gross losses	—	—

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	March 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	5,113	5,103
Five to ten years	82,497	81,245
Beyond ten years	33,016	32,054
Agency mortgage-backed: residential	90,589	85,669
Total	$211,215	$204,071

Held to maturity
Within one year	$1,699	1,697
One to five years	9,336	$9,130
Five to ten years	3,346	3,091
Beyond ten years	31,258	26,872
Total	$45,639	$40,790

Securities pledged at March 31, 2022 and December 31, 2021 had carrying values of approximately $133.3 million and $155.4 million, respectively, and were pledged to secure public deposits.

At March 31, 2022 and December 31, 2021, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $36.0 million and $35.7 million, respectively. At March 31, 2022 and December 31, 2021, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At March 31, 2022, $27.9 million and $20.0 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the three months ended March 31, 2022.

The corporate bond portfolio consists of 16 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Securities with unrealized and unrecognized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2022
Available for sale
U.S. Government and federal agency	$22,728	$(1,196)	$—	$—	$22,728	$(1,196)
Agency mortgage-backed: residential	56,323	(3,867)	11,594	(1,230)	67,917	(5,097)
Collateralized loan obligations	31,483	(152)	16,440	(145)	47,923	(297)
Corporate bonds	30,023	(916)	2,829	(36)	32,852	(952)
Total temporarily impaired	$140,557	$(6,131)	$30,863	$(1,411)	$171,420	$(7,542)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	28,067	(3,381)	9,921	(1,492)	37,988	(4,873)
Total temporarily impaired	$28,067	$(3,381)	$9,921	$(1,492)	$37,988	$(4,873)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2021
Available for sale
U.S. Government and federal agency	$11,645	$(133)	$—	$—	$11,645	$(133)
Agency mortgage-backed: residential	53,733	(960)	642	(10)	54,375	(970)
Collateralized loan obligations	10,036	(7)	16,514	(71)	26,550	(78)
Corporate bonds	22,548	(202)	—	—	22,548	(202)
Total temporarily impaired	$97,962	$(1,302)	$17,156	$(81)	$115,118	$(1,383)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	26,829	(338)	—	—	26,829	(338)
Total temporarily impaired	$26,829	$(338)	$—	$—	$26,829	$(338)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)
Commercial (1)	$231,179	$220,826
Commercial Real Estate:
Construction	92,851	74,806
Farmland	67,646	68,388
Nonfarm nonresidential	368,989	345,893
Residential Real Estate:
Multi-family	46,840	50,224
1-4 Family	165,693	168,873
Consumer	34,506	36,440
Agriculture	39,080	35,924
Other	501	466
Subtotal	1,047,285	1,001,840
Less: Allowance for loan losses	(12,195)	(11,531)
Loans, net	$1,035,090	$990,309

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $180,000 and $1.2 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
March 31, 2022:
Beginning balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531
Provision (negative provision)	119	650	(63)	10	34	–	750
Loans charged off	–	(158)	(40)	(29)	–	–	(227)
Recoveries	7	46	62	10	16	–	141
Ending balance	$3,014	$6,717	$1,402	$529	$530	$3	$12,195

March 31, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	(33)	647	(126)	(27)	(110)	(1)	350
Loans charged off	(19)	–	–	(19)	(39)	–	(77)
Recoveries	3	8	8	19	1	–	39
Ending balance	$2,480	$7,705	$1,781	$334	$452	$3	$12,755

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2022:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$–	$37	$–	$–	$–	$37
Collectively evaluated for impairment	3,014	6,717	1,365	529	530	3	12,158
Total ending allowance balance	$3,014	$6,717	$1,402	$529	$530	$3	$12,195

Loans:
Loans individually evaluated for impairment	$–	$3,063	$679	$30	$8	$–	$3,780
Loans collectively evaluated for impairment	231,179	526,423	211,854	34,476	39,072	501	1,043,505
Total ending loans balance	$231,179	$529,486	$212,533	$34,506	$39,080	$501	$1,047,285

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021:

	As of March 31, 2022			Three Months Ended March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$275	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	226	174	—	195	26	26
Nonfarm nonresidential	8,113	2,889	—	2,776	13	6
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,431	526	—	513	59	59
Consumer	289	30	—	21	—	—
Agriculture	323	8	—	8	4	4
Other	—	—	—	—	—	—
Subtotal	10,657	3,627	—	3,513	102	95

With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	194	153	37	109	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	194	153	37	109	—	—
Total	$10,851	$3,780	$37	$3,622	$102	$95

	As of December 31, 2021			Three Months Ended March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$290	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	302	215	—	576	—	—
Nonfarm nonresidential	7,755	2,663	—	542	14	7
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,408	501	—	942	17	17
Consumer	272	12	—	13	—	—
Agriculture	366	9	—	97	—	—
Other	—	—	—	—	—	—
Subtotal	10,393	3,400	—	2,170	31	24
With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	4,356	113	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	65	65	2	—	—	—
Consumer	—	—	—	105	1	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	65	65	2	4,461	114	—
Total	$10,458	$3,465	$2	$6,631	145	24

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of March 31, 2022 and December 31, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
March 31, 2022
Commercial Real Estate:
Nonfarm nonresidential	$333	$—	$333
Residential Real Estate:
1-4 Family	—	63	63
Total TDRs	$333	$63	$396

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$340	$—	$340
Residential Real Estate:
1-4 Family	—	65	65
Total TDRs	$340	$65	$405

At March 31, 2022 and December 31, 2021, 84% of the Company’s TDRs were performing according to their modified terms. The Company allocated $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of March 31, 2022 and December 31, 2021. The Company has committed to lend no additional amounts as of March 31, 2022 and December 31, 2021 to borrowers with outstanding loans classified as TDRs.

No TDR modifications occurred during the three months ended March 31, 2022 or March 31, 2021. During the three months ended March 31, 2022 and March 31, 2021, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Past Due Loans

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of March 31, 2022 and December 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
March 31, 2022
Commercial	$—	$25	$—	$—	$25
Commercial Real Estate:
Construction	70	—	—	—	70
Farmland	—	—	—	174	174
Nonfarm nonresidential	420	33	—	2,556	3,009
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	457	—	—	679	1,136
Consumer	151	31	—	30	212
Agriculture	10	—	—	8	18
Other	—	—	—	—	—
Total	$1,108	$89	$—	$3,447	$4,644

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2021
Commercial	$6	$—	$—	$—	$6
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	215	215
Nonfarm nonresidential	—	34	—	2,323	2,357
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	513	148	—	566	1,227
Consumer	37	28	—	12	77
Agriculture	—	—	—	8	8
Other	—	—	—	—	—
Total	$556	$210	$—	$3,124	$3,890

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

As of March 31, 2022, and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
March 31, 2022
Commercial	$218,456	$4,878	$—	$7,845	$—	$231,179
Commercial Real Estate:
Construction	92,851	—	—	—	—	92,851
Farmland	65,174	169	—	2,303	—	67,646
Nonfarm nonresidential	364,248	1,277	—	3,464	—	368,989
Residential Real Estate:
Multi-family	46,840	—	—	—	—	46,840
1-4 Family	161,490	2,210	—	1,993	—	165,693
Consumer	34,461	3	—	42	—	34,506
Agriculture	39,018	30	—	32	—	39,080
Other	501	—	—	—	—	501
Total	$1,023,039	$8,567	$—	$15,679	$—	$1,047,285

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2021
Commercial	$207,729	$5,207	$—	$7,890	$—	$220,826
Commercial Real Estate:
Construction	74,806	—	—	—	—	74,806
Farmland	65,836	170	—	2,382	—	68,388
Nonfarm nonresidential	341,780	413	—	3,700	—	345,893
Residential Real Estate:
Multi-family	50,224	—	—	—	—	50,224
1-4 Family	164,850	2,038	—	1,985	—	168,873
Consumer	36,408	5	—	27	—	36,440
Agriculture	35,863	23	—	38	—	35,924
Other	466	—	—	—	—	466
Total	$977,962	$7,856	$—	$16,022	$—	$1,001,840

Note 4 – Leases

As of March 31, 2022, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 21 years as of March 31, 2022.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the estimated rate of interest that the Bank would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.21% as of March 31, 2022.

Total rental expense was $115,000 and $162,000 for the three months ended March 31, 2022 and 2021, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $6.6 million as of March 31, 2022 and $5.3 million as of December 31, 2021. During the first quarter of 2022, the Bank relocated a banking center in Owensboro and commenced a new lease which increased the right-of-use asset and lease liability by $1.4 million.

Total estimated rental commitments for the operating leases were as follows as of March 31, 2022 (in thousands):

March 31, 2022

April – December 2022	$340
2023	457
2024	458
2025	438
2026	408
Thereafter	8,899
Total minimum lease payments	11,000
Discount effect of cash flows	(4,368)
Present value of lease liabilities	$6,632

Note 5 – Deposits

The following table details deposits by category:

	March 31, 2022	December 31, 2021
	(in thousands)
Non-interest bearing	$281,533	$274,083
Interest checking	274,054	287,208
Money market	216,845	217,943
Savings	166,135	163,423
Certificates of deposit	260,064	266,011
Total	$1,198,631	$1,208,668

Time deposits of $250,000 or more were approximately $33.0 million and $33.4 million at March 31, 2022 and December 31, 2021, respectively.

Scheduled maturities of total time deposits at March 31, 2022 for each of the next five years are as follows (in thousands):

Year 1	$168,256
Year 2	49,192
Year 3	15,856
Year 4	23,411
Year 5	2,579
Thereafter	770
$260,064

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	March 31,	December 31,
	2022	2021
	(in thousands)

Short term advances (fixed rate 0.43%) maturing April 2022	$10,000	$—
Long term advances (fixed rate 0.77%) maturing February 2030	20,000	20,000
Total advances from the Federal Home Loan Bank	$30,000	$20,000

FHLB advances had a weighted-average rate of 0.66% at March 31, 2022 and 0.77% at December 31, 2021. Each advance is payable per terms on agreement, with a prepayment penalty. No prepayment penalties were incurred during 2022 or 2021. The $20.0 million long term advance is callable quarterly at the FHLB’s option. Advances were collateralized by approximately $118.4 million and $120.5 million of first mortgage loans, under a blanket lien arrangement at March 31, 2022 and December 31, 2021, respectively, and $1.2 million of loans originated under the SBA Payment Protection Plan at December 31, 2021. At March 31, 2022, the Bank’s additional borrowing capacity with the FHLB was $52.3 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	$10,000
Year 2	—
Year 3	—
Year 4	—
Year 5	—
Thereafter	20,000
$30,000

Note 7 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At March 31, 2022, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of March 31, 2022, the 3-month LIBOR was 0.96%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

Subordinated Capital Notes – The Company’s subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital.

Federal Funds Line – At March 31, 2022, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

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

Financial assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at March 31, 2022 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$25,756	$—	$25,756	$—
Agency mortgage-backed: residential	85,669	—	85,669	—
Collateralized loan obligations	47,924	—	47,924	—
Corporate bonds	44,722	—	31,023	13,699
Total	$204,071	$—	$190,372	$13,699

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$26,243	$—	$26,243	$—
Agency mortgage-backed: residential	94,019	—	94,019	—
Collateralized loan obligations	50,149	—	50,149	—
Corporate bonds	43,802	$—	$29,761	$14,041
Total	$214,213	$—	$200,172	$14,041

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2022.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

March 31, 2022
Corporate Bonds
(in thousands)
Balance of recurring Level 3 assets at January 1, 2022	$14,041
Total gains or losses for the year:
Included in other comprehensive income	(342)
Transfers into Level 3	—
Balance of recurring Level 3 assets at March 31, 2022	$13,699

	March 31, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in other comprehensive income	68	432
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at March 31, 2021	$2,456	$12,348

The following table presents quantitative information about recurring level 3 fair value measurements are summarized below (in thousands):

	Fair Value Measurements at March 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$13,699	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults	190%	-	355%	(258%)
			Expected asset recoveries	77%	-	102%	(92%)

	Fair Value Measurements at December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$14,041	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	200%	-	298%	(235%)
			Indicative broker bid	99%	-	106%	(103%)

Financial assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at March 31, 2022 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$116	$—	$—	$116

		Fair Value Measurements at December 31, 2021 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$63	$—	$—	$63

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $153,000 at March 31, 2022 with a valuation allowance of $37,000, resulting in additional provision for loan losses of $35,000 for the three months ended March 31, 2022. Impaired loans had a carrying amount of $4.5 million with a valuation allowance of $2.2 million, resulting in additional provision for loan losses of $1,000 for the three months ended March 31, 2021. At December 31, 2021, impaired loans had a carrying amount of $65,000, with a valuation allowance of $2,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at March 31, 2022 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$32,049	$32,049	$—	$—	$32,049
Securities available for sale	204,071	—	190,372	13,699	204,071
Securities held to maturity	45,639	—	40,790	—	40,790
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	1,035,090	—	—	1,002,848	1,002,848
Accrued interest receivable	3,880	—	931	2,949	3,880
Financial liabilities
Deposits	$1,198,631	$281,533	$915,221	$—	$1,196,754
Federal Home Loan Bank advances	30,000	—	30,013	—	30,013
Junior subordinated debentures	21,000	—	—	18,772	18,772
Subordinated capital notes	25,000	—	—	24,826	24,826
Accrued interest payable	402	—	128	274	402

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$77,603	$77,603	$—	$—	$77,603
Securities available for sale	214,213	—	204,164	10,049	214,213
Securities held to maturity	46,460	—	46,280	—	46,280
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	990,309	—	—	981,995	981,995
Accrued interest receivable	3,870	—	1,022	2,848	3,870
Financial liabilities
Deposits	$1,208,668	$274,083	$935,768	$—	$1,209,851
Federal Home Loan Bank advances	20,000	—	20,046	—	20,046
Junior subordinated debentures	21,000	—	—	19,500	19,500
Subordinated capital notes	25,000	—	—	26,149	26,149
Accrued interest payable	764	—	136	628	764

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	March 31,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$18,359	$19,335
Allowance for loan losses	3,043	2,877
Net unrealized loss on securities	1,619	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	326	321
Accrued expenses	118	138
Lease liability	1,655	1,328
Other	150	202
	25,478	24,409

Deferred tax liabilities:
FHLB stock dividends	415	415
Fixed assets	139	133
Deferred loan costs	174	176
Net unrealized gain on securities	—	390
Lease right-of-use assets	1,655	1,328
Net assets from acquisitions	154	108
Other	293	276
	2,830	2,826
Net deferred tax asset	$22,648	$21,583

At March 31, 2022, the Company had net federal operating loss carryforwards of $81.9 million, which will begin to expire in 2032, and state net operating loss carryforwards of $29.1 million, which begin to expire in 2026.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three months ended March 31, 2022 or March 31, 2021 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan total 139,081. Shares issued to employees under the plan vest over periods of up to seven years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2022 unvested shares issued was $747,000, or $19.70 per weighted-average share. The Company recorded $305,000 and $149,000 of stock-based compensation to salaries and employee benefits for the three months ended March 31, 2022 and 2021, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $76,000 and $37,000 was recognized related to this expense during the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Incentive Plan:

	Three Months Ended		Twelve Months Ended
	March 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	111,536	$13.73	47,438	$15.34
Granted	37,929	19.70	110,024	13.52
Vested	(30,310)	16.07	(37,590)	15.13
Forfeited	(313)	17.01	(8,336)	13.66
Outstanding, ending	118,842	$15.03	111,536	$13.73

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

April – December 2022	$400
2023	433
2024	296
2025	143
2026	134
Thereafter	160

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands, except share and per share data)

Net income	$3,579	$3,222
Less:
Earnings allocated to unvested shares	54	38
Net income available to common shareholders, basic and diluted	$3,525	$3,184

Basic and Diluted
Weighted average common shares including unvested common shares outstanding	7,614,382	7,575,211
Less:
Weighted average unvested common shares	115,189	90,507
Weighted average common shares outstanding	7,499,193	7,484,704
Basic and diluted income per common share	$0.47	$0.43

The Company had no outstanding stock options or warrants at March 31, 2022 or 2021.

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

As of March 31, 2022, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of March 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total risk-based capital (to risk-weighted assets)	$166,920	13.17%	$101,389	8.00%	$126,736	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	154,725	12.21	57,031	4.50	82,378	6.50
Tier 1 capital (to risk-weighted assets)	154,725	12.21	76,042	6.00	101,389	8.00
Tier 1 capital (to average assets)	154,725	11.20	55,283	4.00	69,104	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total risk-based capital (to risk-weighted assets)	$160,700	13.31%	$96,591	8.00%	$120,738	10.00%
Total common equity Tier 1 risk-based capital (to risk-weighted assets)	149,169	12.35	54,332	4.50	78,480	6.50
Tier 1 capital (to risk-weighted assets)	149,169	12.35	72,443	6.00	96,591	8.00
Tier 1 capital (to average assets)	149,169	10.84	55,057	4.00	68,822	5.00

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Based on these regulations, the Bank was eligible to pay $10.6 million of dividends as of March 31, 2022. The Bank did not pay the Company any dividends during the three months ended March 31, 2022.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$76,992	$53,058	$85,294	$60,683
Unused lines of credit	10,750	126,550	12,828	108,635
Standby letters of credit	566	343	566	326

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $12.1 million at March 31, 2022 and December 31, 2021. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At March 31, 2022 and December 31, 2021, the fair value of the risk participation agreements were $28,000 and $67,000, respectively.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $161,000 and $153,000 of revenue for three months ended March 31, 2022 and March 31, 2021, respectively, within the scope of ASC 606. The remaining other non-interest income for the three months is excluded from the scope of ASC 606.

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

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to:

●	the impact and duration of the novel coronavirus disease 2019 (“COVID-19”) pandemic;
●	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
●	changes in inflation and efforts to control it;
●	changes in the interest rate environment, which may reduce the Company’s margins or impact the value of securities, loans, deposits and other financial instruments;
●	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
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
●

factors that increase the competitive pressure among depository and other financial institutions, including product and pricing pressures and the ability of the Company’s competitors with greater financial resources to develop and introduce products and services that enable them to compete more successfully;

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
●

Other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including those identified in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of March 31, 2022, the Company had total assets of $1.41 billion, total loans of $1.05 billion, total deposits of $1.20 billion and stockholders’ equity of $128.2 million.

The Company reported net income of $3.6 million, or $0.47 per basic and diluted common share, for the three months ended March 31, 2022, compared with $3.2 million, or $0.43 per basic and diluted common share, for the first quarter of 2021.

Significant items for the three months ended March 31, 2022 are as follows:

●

Average loans receivable were $1.03 billion for the quarter ended March 31, 2022, $955.5 million for the quarter ended December 31, 2021, and $964.4 million for the first quarter of 2021. SBA Paycheck Protection Program (“PPP”) loans averaged $605,000 for the first quarter of 2022, compared to $3.5 million for the fourth quarter of 2021 and $21.1 million for the first quarter of 2021.

●

Net interest margin was 3.42% for the first three months of 2022 compared with 3.32% for the fourth quarter of 2021, and 3.53% for the first three months of 2021. The yield on earning assets increased to 3.82% in the first quarter of 2022 as compared to 3.71% for the fourth quarter of 2021 and decreased as compared to 4.05% in the first quarter of 2021. While the Federal Reserve recently increased the federal funds target rate by 25 basis points on March 16, 2022, the yield on earning assets for the first quarter of 2022 and for the 2021 fiscal year were negatively impacted by lower interest rates on the Bank’s fed funds, certain floating rate investment securities, loans with variable rate pricing features, and new loan originations, including PPP loans which carry a rate of 1.0%. Additionally, higher yielding average loans and investment securities increased during the first quarter of 2022 as lower yielding fed funds decreased as compared to the fourth quarter of 2021 and the first quarter of 2021.

●

The negative impact of low rates was offset by $45,000, $261,000, and $436,000 in fees earned on PPP loans for the first quarter of 2022, the fourth quarter of 2021, and the first quarter of 2021, respectively. During the first quarter of 2022, PPP fees represented two basis points of earning asset yield and net interest margin, compared to eight basis points for the fourth quarter of 2021, and 14 basis points for the first quarter of 2021. At March 31, 2022, PPP loans totaled $180,000 with no significant unearned origination fees remaining.

●

The cost of interest-bearing liabilities decreased from 0.68% in the first quarter of 2021 to 0.53% in both the fourth quarter of 2021 and first quarter of 2022 as a result of the continued downward repricing of time deposits and continued improvement in deposit mix.

●

A provision of $750,000 was recorded in the first quarter of 2022, compared to $500,000 in the fourth quarter of 2021, and $350,000 in the first quarter of 2021. The loan loss provisions were attributable to net loan charge-offs impacting historical loss percentages and growth within the portfolio during the quarters. Net loan charge-offs were $86,000 for the first quarter of 2022, compared to net loan charge-offs of $1.9 million for the fourth quarter of 2021, and net loan charge-offs of $38,000 for the first quarter of 2021.

●

Loans past due 30-59 days increased from $556,000 at December 31, 2021 to $1.1 million at March 31, 2022, and loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $89,000 at March 31, 2022. Total loans past due and nonaccrual loans increased to $4.6 million at March 31, 2022, from $3.9 million at December 31, 2021.

●

Deposits were $1.20 billion at March 31, 2022, compared with $1.21 billion at December 31, 2021. Certificate of deposit balances decreased $5.9 million during the first three months of 2022 to $260.1 million at March 31, 2022, from $266.0 million at December 31, 2021. Interest checking accounts decreased $13.2 million, non-interest bearing accounts increased $7.5 million, money market decreased $1.1 million, and savings accounts increased $2.7 million during the quarter ended March 31, 2022 compared with December 31, 2021.

●	On April 1, 2022, the Company paid a $0.05 per common share cash dividend to shareholders of record as of the close of business on March 17, 2022.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2021. Management has discussed the development, selection, and application of the Company’s critical accounting policies with its Audit Committee. During the first three months of 2022, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended March 31, 2022, compared with the same period of 2021:

	For the Three Months		Change from
	Ended March 31,		Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)

Gross interest income	$12,427	$12,250	$177	1.4%
Gross interest expense	1,313	1,570	(257)	(16.4)
Net interest income	11,114	10,680	434	4.1
Provision for loan losses	750	350	400	114.3
Non-interest income	2,238	1,884	354	18.8
Non-interest expense	7,971	7,984	(13)	(0.2)
Net income before taxes	4,631	4,230	401	9.5
Income tax expense	1,052	1,008	44	4.4
Net income	3,579	3,222	357	11.1

Net income for the three months ended March 31, 2022 totaled $3.6 million, compared with $3.2 million for the comparable period of 2021. Net interest income increased $434,000 from the first quarter of 2021 as a result of a decrease in the cost of interest-bearing liabilities due primarily to downward repricing within the time deposit portfolios and a change in the mix of interest earning assets. Provision for loan losses expense of $750,000 was recorded in the first quarter of 2022 as compared to $350,000 in the first quarter of 2021. The 2022 and 2021 loan loss provisions were primarily attributable to net loan charge-offs impacting historical loss percentages and growth trends within the portfolio during the quarters. Non-interest income increased $354,000 from $1.9 million in the first quarter of 2021 to $2.2 million for the first quarter of 2022 primarily related to a $163,000 gain on the sale of premises held for sale. Non-interest expense decreased $13,000 and remained largely unchanged at $8.0 million for the first quarter of 2022 and 2021.

Net Interest Income – Net interest income was $11.1 million for the three months ended March 31, 2022, an increase of $434,000, or 4.1%, compared with $10.7 million for the same period in 2021. Net interest spread and margin were 3.29% and 3.42%, respectively, for the first quarter of 2022, compared with 3.37% and 3.53%, respectively, for the first quarter of 2021.

The yield on earning assets decreased to 3.82% for the first quarter of 2022, as compared to 4.05% in the first quarter of 2021. Average interest-earning assets were $1.33 billion for the first quarter of 2022, compared with $1.23 billion for the first quarter of 2021, a 7.8% increase. Average fed funds sold decreased $22.1 million for the first quarter 2022 as compared to the first quarter of 2021 as average loans receivable increased approximately $64.2 million and average investment securities increased $54.3 million. PPP loans averaged $605,000 and $21.1 million for the first quarter of 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $705,000 for the quarter ended March 31, 2022, which was offset by a decrease in interest revenue of $748,000 due to the lower interest rates on new and renewed loans, as compared with the first quarter of 2021.

While the Federal Reserve recently increased the federal funds target rate by 25 basis points on March 16, 2022, the yield on earning assets for the first quarter of 2022 and for the 2021 fiscal year were negatively impacted by the low interest rate environment on the Bank’s fed funds sold, certain floating rate investment securities, loans with variable rate pricing features, and new loan originations, including PPP loans which carry a rate of 1.0%. The negative impact of low rates was offset by loan fee income discussed below.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income represents 10 basis points and 28 basis points of yield on earning assets and net interest margin for the first quarter ended March 31, 2022 and 2021, respectively. Loan fee income for the first quarter of 2022 included $45,000 in fees earned on SBA PPP loans, compared to $436,000 in the first quarter of 2021, which represents two basis points and 14 basis points of earning asset yield and net interest margin for those quarters, respectively. Total interest income increased $177,000, or 1.4%, for the first quarter of 2022 compared to the first quarter of 2021.

The cost of interest-bearing liabilities decreased to 0.53% for the first quarter of 2022, as compared to 0.68% for the first quarter of 2021 primarily based on the downward repricing of time and deposits, as well as a shift in deposit mix. Average interest-bearing liabilities increased by 5.9% to $996.7 million for the first quarter of 2022, as compared to $941.3 million for the first quarter of 2021 primarily due to a $129.6 million increase in interest-bearing deposits and money market accounts, offset by a $94.1 million decrease in time deposits between periods. Total interest expense decreased by 16.4% to $1.3 million for the first quarter of 2022 as compared to the first quarter of 2021.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended March 31, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)	$1,028,546	$10,918	4.30%	$964,353	$10,961	4.61%
Securities
Taxable	227,413	1,304	2.33	180,562	1,116	2.51
Tax-exempt	29,896	166	3.00	22,446	131	3.15
FHLB stock	5,116	26	2.06	5,847	30	2.08
Interest-bearing deposits and other	35,263	13	0.15	57,402	12	0.08
Total interest-earning assets	1,326,234	12,427	3.82%	1,230,610	12,250	4.05%
Less: Allowance for loan losses	(11,615)			(12,454)
Non-interest earning assets	92,411			98,722
Total assets	$1,407,030			$1,316,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$260,739	$310	0.48%	$354,855	$602	0.69%
NOW and money market deposits	503,486	359	0.29	373,841	306	0.33
Savings accounts	164,818	93	0.23	146,029	118	0.33
FHLB advances	21,667	40	0.75	20,617	38	0.75
Junior subordinated debentures	21,000	136	2.63	21,000	130	2.51
Subordinated capital notes	25,000	375	6.08	25,000	376	6.10
Total interest-bearing liabilities	996,710	1,313	0.53%	941,342	1,570	0.68%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	270,131			251,218
Other liabilities	9,092			6,655
Total liabilities	1,275,933			1,199,215
Stockholders’ equity	131,097			117,663
Total liabilities and stockholders’ equity	$1,407,030			$1,316,878

Net interest income		$11,114			$10,680

Net interest spread			3.29%			3.37%

Net interest margin			3.42%			3.53%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

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

	Three Months Ended March 31, 2022 vs. 2021
	Increase (decrease) due to change in		Net
	Rate	Volume	Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(748)	$705	$(43)
Securities	(92)	315	223
FHLB stock	—	(4)	(4)
Interest-bearing deposits and other	7	(6)	1
Total increase (decrease) in interest income	(833)	1,010	177

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(155)	(137)	(292)
NOW and money market accounts	(43)	96	53
Savings accounts	(39)	14	(25)
FHLB advances	—	2	2
Junior subordinated debentures	6	—	6
Subordinated capital notes	(1)	—	(1)
Total decrease in interest expense	(232)	(25)	(257)
Increase (decrease) in net interest income	$(601)	$1,035	$434

Non-Interest Income – The following table presents the major categories of non-interest income for the three months ended March 31, 2022 and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
	(in thousands)

Service charges on deposit accounts	$634	$548
Bank card interchange fees	1,003	960
Income from bank owned life insurance	202	165
Gain on sale of premises held for sale	163	—
Other	236	211
Total non-interest income	$2,238	$1,884

Non-interest income for the first quarter of 2022 increased by $354,000, or 18.8%, to $2.2 million compared with $1.9 million for the first quarter of 2021. The increase was primarily related to a $163,000 gain on the sale of premises held for sale.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three months ended March 31, 2022 and 2021:

	For the Three Months
	Ended March 31,
	2022	2021
	(in thousands)

Salary and employee benefits	$4,564	$4,482
Occupancy and equipment	1,029	1,060
Deposit account related expenses	547	491
Data processing expense	386	378
Professional fees	221	236
Marketing expense	133	182
FDIC insurance	90	135
Deposit tax	99	90
Communications expense	64	173
Insurance expense	105	104
Postage and delivery	163	152
Other	570	501
Total non-interest expense	$7,971	$7,984

Non-interest expense for the first quarter ended March 31, 2022 decreased $13,000, or 0.2%, and remained largely unchanged at $8.0 million for the first quarter of 2022 and 2021. Salaries and benefits represent our most significant non-interest expense. Salaries and benefits expense increased $82,000 from the first quarter of 2021. These fluctuations are generally driven by changes in FTEs during each period. Given current market conditions, Management expects inflationary pressure to impact salaries and benefits in the range of four to five percent in 2022 as the Bank competes for talent and administers wage and benefit programs.

Income Tax Expense – Income tax expense was $1.1 million for the first quarter of 2022, compared with $1.0 million for the first quarter of 2021. Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	For the Three Months
	Ended March 31,
	2022	2021
	(in thousands)

Federal statutory tax rate	21%	21%
Federal statutory rate times financial statement income	$972	$888
Effect of:
State income taxes	168	181
Tax-exempt income	(32)	(30)
Non-taxable life insurance income	(42)	(41)
Restricted stock vesting	(21)	5
Other, net	7	5
Total	$1,052	$1,008

Analysis of Financial Condition

Total assets were $1.41 billion at March 31, 2022, compared to $1.42 billion at December 31, 2021. This decrease was primarily attributable to decreases cash and cash equivalents of $45.1 million and securities of $11.0 million, offset by an increase in loans receivable of $45.4 million and bank owned life insurance of $6.7 million.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $11.0 million, or 4.2%, to $249.7 million at March 31, 2022, compared with $260.7 million at December 31, 2021.

The following table sets forth the carrying value of the Bank’s securities portfolio at the dates indicated (in thousands):

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale
U.S. Government and federal agencies	$26,952	$—	$(1,196)	$25,756	$26,075	$301	$(133)	$26,243
Agency mortgage-backed residential	90,589	177	(5,097)	85,669	93,650	1,339	(970)	94,019
Collateralized loan obligations	48,221	—	(297)	47,924	50,227	—	(78)	50,149
Corporate bonds	45,453	221	(952)	44,722	43,432	572	(202)	43,802
Total available for sale	$211,215	$398	$(7,542)	$204,071	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$45,639	$24	$(4,873)	$40,790	$46,460	$158	$(338)	$46,280
Total held to maturity	$45,639	$24	$(4,873)	$40,790	$46,460	$158	$(338)	$46,280

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At March 31, 2022, $27.9 million and $20.0 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the three months ended March 31, 2022.

The corporate bond portfolio consists of 16 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities are either initially fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of March 31, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Loans Receivable – Loans receivable increased $45.4 million, or 4.5%, during the three months ended March 31, 2022 to $1.047 billion as loan growth outpaced paydowns. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $50.8 million, or 7.1%, during the first quarter of 2022 and comprised 72.6% of the loan portfolio at March 31, 2022. Residential real estate and consumer portfolios decreased by an aggregate of $8.5 million, or 3.3%, during the first quarter of 2022 and comprised 23.6% of the loan portfolio at March 31, 2022.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the Bank’s portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of March 31,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$231,179	22.07%	$220,826	22.04%
Commercial Real Estate
Construction	92,851	8.87	74,806	7.47
Farmland	67,646	6.46	68,388	6.83
Nonfarm nonresidential	368,989	35.23	345,893	34.53
Residential Real Estate
Multi-family	46,840	4.47	50,224	5.01
1-4 Family	165,693	15.82	168,873	16.86
Consumer	34,506	3.29	36,440	3.64
Agriculture	39,080	3.73	35,924	3.59
Other	501	0.06	466	0.03
Total loans	$1,047,285	100.00%	$1,001,840	100.00%

(1)	Includes PPP loans of $180,000 and $1.2 million at March 31, 2022 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	March 31, 2022		December 31, 2021
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$1,023,039	97.7%	$977,962	97.6%
Watch	8,567	0.8	7,856	0.8
Special Mention	—	—	—	—
Substandard	15,679	1.5	16,022	1.6
Doubtful	—	—	—	—
Total	$1,047,285	100.0%	$1,001,840	100.00%

Loans receivable increased $45.5 million, or 4.5%, during the three months ended March 31, 2022. Since December 31, 2021, the pass category increased approximately $45.1 million, the watch category increased approximately $711,000, and the substandard category decreased approximately $343,000. These trends were considered during the evaluation of the qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	March 31, 2022	December 31, 2021
	(in thousands)
Past Due Loans:
30-59 Days	$1,108	$556
60-89 Days	89	210
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	1,197	766

Nonaccrual Loans	3,447	3,124
Total Past Due and Nonaccrual Loans	$4,644	$3,890

During the three months ended March 31, 2022, nonaccrual loans increased by $323,000 to $3.4 million. Loans past due 30-59 days increased from $556,000 at December 31, 2021 to $1.1 million at March 31, 2022. Loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $89,000 at March 31, 2022. This represents a $431,000 increase in loans past due 30-89 days from December 31, 2021 to March 31, 2022. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At March 31, 2022 and December 31, 2021, the Bank had three restructured loans totaling $396,000 and $405,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at March 31, 2022 or December 31, 2021. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on 1-4 residential properties or commercial real estate properties. At March 31, 2022 and December 31, 2021, 84% of the TDRs were performing according to their modified terms.

There were no modifications granted during the first quarter of 2022 or 2021 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(dollars in thousands)

Loans on nonaccrual status	$3,447	$3,124
Troubled debt restructurings on accrual	333	340
Past due 90 days or more still on accrual	—	—
Total non-performing loans and TDRs on accrual	3,780	3,464
Real estate acquired through foreclosure	—	—
Other repossessed assets	—	—
Total non-performing assets	$3,780	$3,464

Nonaccrual loans to total loans	0.33%	0.31%
Non-performing loans and TDRs on accrual to total loans	0.36%	0.35%
Non-performing assets and TDRs on accrual to total assets	0.27%	0.24%
Allowance for loan losses to nonaccrual loans	353.79%	369.11%
Allowance for non-performing loans	$59	$12
Allowance for non-performing loans to non-performing loans and TDRs on accrual	1.56%	0.35%

Allowance for Loan Losses and Provision for Loan Losses – The Bank maintains an allowance for loan losses believed to be sufficient to absorb probable incurred losses existing in the loan portfolio. Management evaluates the adequacy of the allowance using, among other things, historical loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral and current economic conditions and trends. The allowance may be allocated for specific loans or loan categories, but the entire allowance is available for any loan. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and measured for impairment. The general component is based on historical loss experience adjusted for qualitative environmental factors. Management develops allowance estimates based on actual loss experience adjusted for current economic conditions and trends. This assessment is an estimate and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as events change.

A provision for loan losses of $750,000 was recorded in the first quarter of 2022, compared to $350,000 of provision for loan losses in the first quarter of 2021. The 2022 and 2021 loan loss provisions were attributable to net loan charge-offs impacting historical loss percentages and growth trends within the portfolio during the quarters.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended March 31,		Year Ended December 31,
	2022	2021	2021
	(dollars in thousands)
Balances at beginning of period	$11,531	$12,443	$12,443

Loans charged-off:
Real estate	198	—	2,332
Commercial	—	19	19
Consumer	29	19	131
Agriculture	—	39	44
Other	—	—	—
Total charge-offs	227	77	2,526

Recoveries:
Real estate	108	16	228
Commercial	7	3	172
Consumer	10	19	49
Agriculture	16	1	15
Other	—	—	—
Total recoveries	141	39	464
Net charge-offs	86	38	2,062
Provision for loan losses	750	350	1,150
Balance at end of period	$12,195	$12,755	$11,531

Allowance for loan losses to period-end loans	1.16%	1.30%	1.15%
Net charge-offs to average loans	0.03%	0.02%	0.22%
Allowance for loan losses to non-performing loans	322.62%	532.57%	332.88%

The allowance for loan losses to total loans was 1.16% at March 31, 2022, compared to 1.15% at December 31, 2021, and 1.30% at March 31, 2021. Net loan charge-offs were $86,000 for the first quarter of 2022, compared to $38,000 for the first quarter of 2021. The allowance for loan losses to non-performing loans was 322.62% at March 31, 2022, compared with 332.88% at December 31, 2021, and 532.57% at March 31, 2021.

Deposits – Deposits are the primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Three Months		For the Year
	Ended March 31,		Ended December 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$270,131		$271,994
Interest checking	284,967	0.27%	233,844	0.27%
Money market	218,519	0.31	190,094	0.34
Savings	164,818	0.23	157,283	0.28
Certificates of deposit	260,739	0.48	311,140	0.57
Total deposits	$1,199,174	0.26%	$1,164,355	0.30%

The following table shows at March 31, 2022 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period
(in thousands)
Three months or less	$7,186
Three months through six months	4,612
Six months through twelve months	6,511
Over twelve months	14,725
Total	$33,034

Capital

Stockholders’ equity decreased $2.7 million to $128.2 million at March 31, 2022, compared with $131.0 million at December 31, 2021 due to the other comprehensive loss for the quarter of $6.0 million and $381,000 in dividends paid to common shareholders, offset by current year net income of $3.6 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of March 31, 2022:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	12.2%
Common equity Tier 1 capital	4.5	6.5	8.5	12.2
Total risk-based capital	8.0	10.0	10.5	13.2
Tier 1 leverage ratio	4.0	5.0	—	11.2

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

The Bank also borrows from the FHLB to supplement funding requirements. At March 31, 2022, the Bank had an unused borrowing capacity with the FHLB of $52.3 million. Advances are collateralized by first mortgage residential loans and borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At March 31, 2022, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company’s primary source of funding to meet its obligations is dividends from the Bank. At March 31, 2022, the Bank was eligible to pay $10.6 million of dividends. The Bank did not pay the Company any dividends during the three months ended March 31, 2022.

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

The Bank has an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on loans and investments, the value of these assets decreases or increases respectively. Inflation is also expected to impact core non-interest expenses associated with delivering the Bank’s services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 1.8% at March 31, 2022, compared with a decrease of 1.3% at December 31, 2021. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 3.0% at March 31, 2022, compared with a decrease of 2.0% at December 31, 2021.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following March 31, 2022, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,412)	(3.04)%
+ 100 basis points	(843)	(1.82)
- 100 basis points	(176)	(0.38)
- 200 basis points	(740)	(1.59)

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

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2021. There have been no material changes from the risk factors previously discussed in those reports.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following chart depicts information regarding the shares of restricted stock that were withheld to satisfy required tax withholdings upon vesting of restricted stock awarded under the Company’s equity compensation plan.

Period	Total Shares Purchased (Withheld)	Average Price Paid (Credited) Per Share
January 19, 2022	4,389	$19.45
January 20, 2022	2,531	$19.20
February 13, 2022	3,287	$19.30

On October 20, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 million of the Company’s Common Shares over time. Subject to applicable rules and regulations, the shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as the Company deems appropriate, based on factors such as availability of shares, market conditions, the trading price of the shares, the Company’s financial performance and liquidity, legal and regulatory capital requirements, and other business conditions. The repurchase program does not obligate the Company to acquire any particular number of common shares, and it may be modified, terminated, or suspended at any time at the Company’s discretion. The share repurchase program expires on December 31, 2022. To date, no shares have been repurchased under the plan.

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

101

The following financial statements from the Company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

April 29, 2022	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

April 29, 2022	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer