Form 10-Q
period 2022-06-30
LIMESTONE BANCORP, INC.
filed 2022-07-29
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

6,639,816 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at July 29, 2022.

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following consolidated financial statements of Limestone Bancorp, Inc. and subsidiary, Limestone Bank, Inc. are submitted:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Income

Unaudited Consolidated Statements of Comprehensive Income (Loss)

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and due from banks	$7,742	$10,493
Interest bearing deposits in banks	18,244	67,110
Cash and cash equivalents	25,986	77,603
Securities available for sale	193,022	214,213
Securities held to maturity (fair value of $36,223 and $46,280, respectively)	44,205	46,460
Loans, net of allowance of $12,550 and $11,531, respectively	1,061,265	990,309
Premises and equipment, net	22,747	21,575
Premises held for sale	—	310
Federal Home Loan Bank stock	5,116	5,116
Bank owned life insurance	30,888	23,946
Deferred taxes, net	23,343	21,583
Goodwill	6,252	6,252
Other intangible assets, net	1,861	1,989
Accrued interest receivable and other assets	6,383	6,336
Total assets	$1,421,068	$1,415,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$269,425	$274,083
Interest bearing	898,137	934,585
Total deposits	1,167,562	1,208,668
Federal Home Loan Bank advances	70,000	20,000
Accrued interest payable and other liabilities	10,888	10,065
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,294,450	1,284,733
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,640,680 and 6,594,749 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	25,889	25,625
Retained deficit	(24,917)	(31,769)
Accumulated other comprehensive loss	(14,993)	(3,536)
Total stockholders' equity	126,618	130,959
Total liabilities and stockholders’ equity	$1,421,068	$1,415,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$11,440	$11,047	$22,358	$22,008
Taxable securities	1,442	1,103	2,746	2,219
Tax exempt securities	163	177	329	308
Interest-bearing deposits and other	77	49	116	91
	13,122	12,376	25,549	24,626
Interest expense
Deposits	786	917	1,548	1,943
Federal Home Loan Bank advances	108	38	148	76
Junior subordinated debentures	171	132	307	262
Subordinated capital notes	377	375	752	751
	1,442	1,462	2,755	3,032
Net interest income	11,680	10,914	22,794	21,594
Provision for loan losses	450	—	1,200	350
Net interest income after provision for loan losses	11,230	10,914	21,594	21,244

Non-interest income
Service charges on deposit accounts	690	520	1,324	1,068
Bank card interchange fees	1,087	1,073	2,090	2,033
Income from bank owned life insurance	249	143	451	308
Gain on sale of other real estate owned	—	191	—	191
Gain (loss) on sales and calls of securities, net	(3)	(5)	(3)	(5)
Gain on sale of premises held for sale	—	—	163	—
Other	233	213	469	424
	2,256	2,135	4,494	4,019
Non-interest expense
Salaries and employee benefits	4,651	4,467	9,215	8,949
Occupancy and equipment	1,055	979	2,084	2,039
Deposit account related expense	574	556	1,121	1,047
Data processing expense	403	377	789	755
Professional fees	236	246	457	482
Marketing expense	172	179	305	361
FDIC Insurance	90	90	180	225
Deposit tax	99	90	198	180
Communications expense	121	194	185	367
Insurance expense	109	115	214	219
Postage and delivery	150	139	313	291
Other	567	522	1,137	1,023
	8,227	7,954	16,198	15,938
Income before income taxes	5,259	5,095	9,890	9,325
Income tax expense	1,223	1,194	2,275	2,202
Net income	4,036	3,901	7,615	7,123
Basic and diluted income per common share	$0.53	$0.51	$1.00	$0.94

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$4,036	$3,901	$7,615	$7,123
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(7,146)	682	(15,119)	962
Amortization during period of net unrealized gain transferred to held to maturity	(69)	(120)	(150)	(170)
Less reclassification adjustment for gains (losses) included in net income	(3)	(5)	(3)	(5)
Net unrealized gain (loss) recognized in comprehensive income (loss)	(7,212)	567	(15,266)	797
Tax effect	1,800	(142)	3,809	(199)
Other comprehensive income (loss)	(5,412)	425	(11,457)	598

Comprehensive income (loss)	$(1,376)	$4,326	$(3,842)	$7,721

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2022

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2022	6,594,749	1,000,000	7,594,749	$140,639	$25,625	$(31,769)	$(3,536)	$130,959
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	27,722	—	27,722	—	(197)	—	—	(197)
Forfeited unvested stock	(314)	—	(314)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	305	—	—	305
Net income	—	—	—	—	—	3,579	—	3,579
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(381)	—	(381)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(6,045)	(6,045)
Balances, March 31, 2022	6,622,157	1,000,000	7,622,157	$140,639	$25,733	$(28,571)	$(9,581)	$128,220
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	26,671	—	26,671	—	—	—	—	—
Forfeited unvested stock	(8,148)	—	(8,148)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	156	—	—	156
Net income	—	—	—	—	—	4,036	—	4,036
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(382)	—	(382)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(5,412)	(5,412)
Balances, June 30, 2022	6,640,680	1,000,000	7,640,680	$140,639	$25,889	$(24,917)	$(14,993)	$126,618

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Six Months Ended June 30, 2021

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Commo	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2021	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	95,634	—	95,634	—	(48)	—	—	(48)
Forfeited unvested stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	149	—	—	149
Net income	—	—	—	—	—	3,222	—	3,222
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	173	173
Balances, March 31, 2021	6,594,499	1,000,000	7,594,499	$140,639	$25,114	$(43,456)	$(2,777)	$119,520
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	8,586	—	8,586	—	(39)	—	—	(39)
Forfeited unvested stock	(399)	—	(399)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	152	—	—	152
Net income	—	—	—	—	—	3,901	—	3,901
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	425	425
Balances, June 30, 2021	6,602,686	1,000,000	7,602,686	$140,639	$25,227	$(39,555)	$(2,352)	$123,959

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Six Months Ended June 30, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash flows from operating activities
Net income	$7,615	$7,123
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	1,008	2,135
Provision for loan losses	1,200	350
Net amortization on securities	203	282
Stock-based compensation expense	461	301
Deferred taxes, net	2,048	2,063
Net realized loss on sales and calls of investment securities	3	5
Net realized gain on sales of other real estate owned	—	(191)
Net write-down on premises held for sale	—	80
Net gain on sale of premises held for sale	(163)	—
Increase in cash surrender value of life insurance, net of premium	(442)	(297)
Amortization of operating lease right-of-use assets	196	165
Net change in accrued interest receivable and other assets	(1,444)	(3,241)
Net change in accrued interest payable and other liabilities	823	(198)
Net cash from operating activities	11,508	8,577

Cash flows from investing activities
Purchases of available for sale securities	(9,924)	(33,819)
Proceeds from maturities and prepayments of available for sale securities	15,833	20,424
Purchases of held to maturity securities	(658)	(12,463)
Proceeds from calls of held to maturity securities	964	704
Proceeds from maturities and prepayments of held to maturity securities	1,760	655
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	—	438
Proceeds from sale of other real estate owned	—	1,956
Net change in loans	(72,471)	13,040
Purchases of premises and equipment	(536)	(869)
Proceeds from sale of premises held for sale	473	—
Purchase of bank owned life insurance	(6,500)	—
Net cash from investing activities	(71,059)	(9,934)

Cash flows from financing activities
Net change in deposits	(41,106)	19,494
Repayment of Federal Home Loan Bank advances	(25,000)	(623)
Advances from Federal Home Loan Bank	75,000	—
Common shares withheld for taxes	(197)	(87)
Cash dividends paid on common stock	(763)	—
Net cash from financing activities	7,934	18,784
Net change in cash and cash equivalents	(51,617)	17,427
Beginning cash and cash equivalents	77,603	67,693
Ending cash and cash equivalents	$25,986	$85,120

Supplemental cash flow information:
Interest paid	$2,703	$3,121
Income taxes paid	170	220
Supplemental non-cash disclosure:
Transfer from available for sale to held to maturity securities	—	34,741
AOCI component of transfer from available for sale to held to maturity	—	1,081

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

Use of Estimates – To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ.

In March 2020, the World Health Organization declared novel coronavirus disease 2019 (“COVID-19”) as a global pandemic. The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, as well as supply chain interruptions, and overall economic and financial market instability.

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

The following table summarizes the amortized cost and fair value of AFS and HTM securities at June 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2022
Available for sale
U.S. Government and federal agency	$26,438	$—	$(2,062)	$24,376
Agency mortgage-backed: residential	87,182	42	(8,864)	78,360
Collateralized loan obligations	48,216	—	(2,038)	46,178
Corporate bonds	45,473	16	(1,381)	44,108
Total available for sale	$207,309	$58	$(14,345)	$193,022

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$44,205	$3	$(7,985)	$36,223
Total held to maturity	$44,205	$3	$(7,985)	$36,223

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019
Collateralized loan obligations	50,227	—	(78)	50,149
Corporate bonds	43,432	572	(202)	43,802
Total available for sale	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,460	$158	$(338)	$46,280
Total held to maturity	$46,460	$158	$(338)	$46,280

Sales and calls of securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Proceeds	$89	$704	$964	$704
Gross gains	—	—	—	—
Gross losses	3	5	3	5

The amortized cost and fair value of the debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	June 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	5,115	4,994
Five to ten years	84,496	80,993
Beyond ten years	30,516	28,675
Agency mortgage-backed: residential	87,182	78,360
Total	$207,309	$193,022

Held to maturity
Within one year	$539	538
One to five years	9,083	$8,806
Five to ten years	4,023	3,504
Beyond ten years	30,560	23,375
Total	$44,205	$36,223

Securities pledged at June 30, 2022 and December 31, 2021 had carrying values of approximately $90.1 million and $155.4 million, respectively, and were pledged to secure public deposits.

At June 30, 2022 and December 31, 2021, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $35.7 million. At June 30, 2022 and December 31, 2021, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At June 30, 2022, $27.1 million and $19.1 million of the Bank’s CLOs were AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the six months ended June 30, 2022.

Stress testing was completed on each security in the CLO portfolio as of June 30, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The corporate bond portfolio consists of 16 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities have either initially a fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or a floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

Securities with unrealized and unrecognized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

June 30, 2022
Available for sale
U.S. Government and federal agency	$24,376	$(2,062)	$—	$—	$24,376	$(2,062)
Agency mortgage-backed: residential	63,074	(6,987)	10,612	(1,877)	73,686	(8,864)
Collateralized loan obligations	30,335	(1,295)	15,842	(743)	46,177	(2,038)
Corporate bonds	34,757	(1,343)	2,829	(38)	37,586	(1,381)
Total temporarily impaired	$152,542	$(11,687)	$29,283	$(2,658)	$181,825	$(14,345)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	22,663	(5,247)	10,302	(2,738)	32,965	(7,985)
Total temporarily impaired	$22,663	$(5,247)	$10,302	$(2,738)	$32,965	$(7,985)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2021
Available for sale
U.S. Government and federal agency	$11,645	$(133)	$—	$—	$11,645	$(133)
Agency mortgage-backed: residential	53,733	(960)	642	(10)	54,375	(970)
Collateralized loan obligations	10,036	(7)	16,514	(71)	26,550	(78)
Corporate bonds	22,548	(202)	—	—	22,548	(202)
Total temporarily impaired	$97,962	$(1,302)	$17,156	$(81)	$115,118	$(1,383)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	26,829	(338)	—	—	26,829	(338)
Total temporarily impaired	$26,829	$(338)	$—	$—	$26,829	$(338)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)
Commercial (1)	$228,513	$220,826
Commercial Real Estate:
Construction	109,647	74,806
Farmland	67,727	68,388
Nonfarm nonresidential	384,069	345,893
Residential Real Estate:
Multi-family	46,341	50,224
1-4 Family	166,531	168,873
Consumer	33,586	36,440
Agriculture	36,729	35,924
Other	672	466
Subtotal	1,073,815	1,001,840
Less: Allowance for loan losses	(12,550)	(11,531)
Loans, net	$1,061,265	$990,309

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $165,000 and $1.2 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2022:
Beginning balance	$3,014	$6,717	$1,402	$529	$530	$3	$12,195
Provision (negative provision)	(3)	238	241	39	(66)	1	450
Loans charged off	(25)	–	(286)	(56)	–	–	(367)
Recoveries	2	176	40	25	29	–	272
Ending balance	$2,988	$7,131	$1,397	$537	$493	$4	$12,550

June 30, 2021:
Beginning balance	$2,480	$7,705	$1,781	$334	$452	$3	$12,755
Provision (negative provision)	(183)	221	(153)	68	47	–	—
Loans charged off	–	(129)	(12)	(32)	(5)	–	(178)
Recoveries	7	2	30	15	6	–	60
Ending balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
June 30, 2022:
Beginning balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531
Provision (negative provision)	116	888	178	49	(32)	1	1,200
Loans charged off	(25)	(158)	(326)	(85)	–	–	(594)
Recoveries	9	222	102	35	45	–	413
Ending balance	$2,988	$7,131	$1,397	$537	$493	$4	$12,550

June 30, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	(216)	868	(279)	41	(63)	(1)	350
Loans charged off	(19)	(129)	(12)	(51)	(44)	–	(255)
Recoveries	10	10	38	34	7	–	99
Ending balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2022:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$–	$1	$–	$–	$–	$1
Collectively evaluated for impairment	2,988	7,131	1,396	537	493	4	12,549
Total ending allowance balance	$2,988	$7,131	$1,397	$537	$493	$4	$12,550

Loans:
Loans individually evaluated for impairment	$–	$2,545	$590	$22	$–	$–	$3,157
Loans collectively evaluated for impairment	228,513	558,898	212,282	33,564	36,729	672	1,070,658
Total ending loans balance	$228,513	$561,443	$212,872	$33,586	$36,729	$672	$1,073,815

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021:

	As of June 30, 2022			Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$270	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	81	30	—	102	27	140	53
Nonfarm nonresidential	7,552	2,515	—	2,702	133	2,689	146
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,448	529	—	527	40	519	99
Consumer	255	22	—	26	1	21	1
Agriculture	315	—	—	4	19	5	23
Other	—	—	—	—	—	—	—
Subtotal	9,921	3,096	—	3,361	220	3,374	322
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	61	61	1	107	—	93	—
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	61	61	1	107	—	93	—
Total	$9,982	$3,157	$1	$3,468	$220	$3,467	$322

	As of December 31, 2021			Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$290	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	302	215	—	644	—	581	—
Nonfarm nonresidential	7,755	2,663	—	512	13	524	27
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,408	501	—	775	21	835	38
Consumer	272	12	—	22	1	15	1
Agriculture	366	9	—	102	—	98	—
Other	—	—	—	—	—	—	—
Subtotal	10,393	3,400	—	2,055	35	2,053	66
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	4,356	114	4,356	227
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	65	65	2	102	—	103	1
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	65	65	2	4,458	114	4,459	228
Total	$10,458	$3,465	$2	$6,513	$149	$6,512	$294

Cash basis income recognized on impaired loans for the three and six months ended June 30, 2022 was $217,000 and $312,000, respectively, compared to $28,000 and $52,000 for the three and six months ended June 30, 2021, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of June 30, 2022 and December 31, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
June 30, 2022
Commercial Real Estate:
Nonfarm nonresidential	$150	$—	$150
Residential Real Estate:
1-4 Family	—	61	61
Total TDRs	$150	$61	$211

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$340	$—	$340
Residential Real Estate:
1-4 Family	—	65	65
Total TDRs	$340	$65	$405

At June 30, 2022 and December 31, 2021, 71% and 84%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 and $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of June 30, 2022 and December 31, 2021, respectively. The Company has no commitment to lend additional amounts as of June 30, 2022 and December 31, 2021 to borrowers with outstanding loans classified as TDRs.

No TDR modifications occurred during the three and six months ended June 30, 2022 and June 30, 2021. During the three and six months ended June 30, 2022 and June 30,2021, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
June 30, 2022
Commercial	$18	$—	$—	$—	$18
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	147	—	—	30	177
Nonfarm nonresidential	32	—	—	2,365	2,397
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	285	128	—	590	1,003
Consumer	118	81	—	22	221
Agriculture	—	—	—	—	—
Other	—	—	—	—	—
Total	$600	$209	$—	$3,007	$3,816

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2021
Commercial	$6	$—	$—	$—	$6
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	215	215
Nonfarm nonresidential	—	34	—	2,323	2,357
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	513	148	—	566	1,227
Consumer	37	28	—	12	77
Agriculture	—	—	—	8	8
Other	—	—	—	—	—
Total	$556	$210	$—	$3,124	$3,890

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

As of June 30, 2022, and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
June 30, 2022
Commercial	$217,464	$3,565	$—	$7,484	$—	$228,513
Commercial Real Estate:
Construction	109,647	—	—	—	—	109,647
Farmland	65,637	168	—	1,922	—	67,727
Nonfarm nonresidential	379,566	1,243	—	3,260	—	384,069
Residential Real Estate:
Multi-family	46,341	—	—	—	—	46,341
1-4 Family	163,341	1,407	—	1,783	—	166,531
Consumer	33,280	14	—	292	—	33,586
Agriculture	36,676	29	—	24	—	36,729
Other	672	—	—	—	—	672
Total	$1,052,624	$6,426	$—	$14,765	$—	$1,073,815

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2021
Commercial	$207,729	$5,207	$—	$7,890	$—	$220,826
Commercial Real Estate:
Construction	74,806	—	—	—	—	74,806
Farmland	65,836	170	—	2,382	—	68,388
Nonfarm nonresidential	341,780	413	—	3,700	—	345,893
Residential Real Estate:
Multi-family	50,224	—	—	—	—	50,224
1-4 Family	164,850	2,038	—	1,985	—	168,873
Consumer	36,408	5	—	27	—	36,440
Agriculture	35,863	23	—	38	—	35,924
Other	466	—	—	—	—	466
Total	$977,962	$7,856	$—	$16,022	$—	$1,001,840

Note 4 – Leases

As of June 30, 2022, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 21 years as of June 30, 2022.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.21% as of June 30, 2022.

Total rental expense was $135,000 and $250,000, respectively, for the three and six months ended June 30, 2022, compared to $86,000 and $248,000, respectively, for the three and six months ended June 30, 2021. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $6.5 million as of June 30, 2022 and $5.3 million as of December 31, 2021.

Total estimated rental commitments for the operating leases were as follows as of June 30, 2022 (in thousands):

June 30, 2022

July – December 2022	$227
2023	457
2024	458
2025	438
2026	408
Thereafter	8,899
Total minimum lease payments	10,887
Discount effect of cash flows	(4,360)
Present value of lease liabilities	$6,527

Note 5 – Deposits

The following table details deposits by category:

	June 30, 2022	December 31, 2021
	(in thousands)
Non-interest bearing	$269,425	$274,083
Interest checking	269,240	287,208
Money market	209,183	217,943
Savings	163,573	163,423
Certificates of deposit	256,141	266,011
Total	$1,167,562	$1,208,668

Time deposits of $250,000 or more were $36.0 million and $33.4 million at June 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of total time deposits at June 30, 2022 for each of the next five years are as follows (in thousands):

Year 1	$178,417
Year 2	42,787
Year 3	14,104
Year 4	16,876
Year 5	3,264
Thereafter	693
$256,141

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	June 30,	December 31,
	2022	2021
	(in thousands)

Short term advances (fixed rates 1.02% to 1.65%) maturing July 2022	$70,000	$—
Long term advances	—	20,000
Total advances from the Federal Home Loan Bank	$70,000	$20,000

FHLB advances had a weighted-average rate of 1.44% at June 30, 2022 and 0.77% at December 31, 2021. Each advance is payable per terms on agreement, with a prepayment penalty. The $20.0 million long-term advance outstanding at December 31, 2021 was called by the FHLB in May 2022. No prepayment penalties were incurred during 2022 or 2021. The advances were collateralized by approximately $323.0 million of commercial real estate and first mortgage residential loans, under a blanket lien arrangement at June 30, 2022. At December 31, 2021, the advances were collateralized by approximately $121.8 million of first mortgage residential loans under a blanket lien arrangement and loans originated under the SBA Payment Protection Plan. At June 30, 2022, the Bank’s additional borrowing capacity with the FHLB was $91.2 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	70,000
$70,000

Note 7 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. The Company has the option to defer interest payments on the junior subordinated debentures from time to time for a period not to exceed 20 consecutive quarters. A deferral period may begin at the Company’s discretion so long as interest payments are current. The Company is prohibited from paying dividends on preferred and common shares when interest payments are in deferral. At June 30, 2022, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of June 30, 2022, 3-month LIBOR was 2.29%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

Subordinated Capital Notes – The Company’s subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital.

Federal Funds Line – At June 30, 2022, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

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

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, if available. This valuation method is classified as Level 1 in the fair value hierarchy. For securities where quoted prices are not available, fair values are calculated on market prices of similar securities, or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Matrix pricing relies on the securities’ relationship to similarly traded securities, benchmark curves, and the benchmarking of like securities. Matrix pricing utilizes observable market inputs such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. In instances where broker quotes are used, these quotes are obtained from market makers or broker-dealers recognized to be market participants. This valuation method is classified as Level 2 in the fair value hierarchy. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators. This valuation method is classified as Level 3 in the fair value hierarchy. Discounted cash flows are calculated using spread to swap and relative index curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

Financial assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at June 30, 2022 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$24,376	$—	$24,376	$—
Agency mortgage-backed: residential	78,360	—	78,360	—
Collateralized loan obligations	46,178	—	46,178	—
Corporate bonds	44,108	—	30,559	13,549
Total	$193,022	$—	$179,473	$13,549

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$26,243	$—	$26,243	$—
Agency mortgage-backed: residential	94,019	—	94,019	—
Collateralized loan obligations	50,149	—	50,149	—
Corporate bonds	43,802	$—	$29,761	$14,041
Total	$214,213	$—	$200,172	$14,041

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2022.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021:

June 30, 2022
Corporate Bonds
(in thousands)
Balance of recurring Level 3 assets at January 1, 2022	$14,041
Total gains or losses for the year:
Included in other comprehensive income	(492)
Transfers into Level 3	—
Balance of recurring Level 3 assets at June 30, 2022	$13,549

	June 30, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in other comprehensive income	93	760
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at June 30, 2021	$2,481	$12,676

The following table presents quantitative information about recurring level 3 fair value measurements are summarized below (in thousands):

	Fair Value Measurements at June 30, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$13,549	Discounted cash flow	Constant prepayment rate		0%
			Additional asset defaults	200%	-	370% (273%)
			Expected asset recoveries	78%	-	100% (90%)

	Fair Value Measurements at December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$14,041	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	200%	-	298% (235%)
			Indicative broker bid	99%	-	106% (103%)

Financial assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2022 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$60	$—	$—	$60

		Fair Value Measurements at December 31, 2021 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$63	$—	$—	$63

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $61,000 at June 30, 2022 with a valuation allowance of $1,000, resulting in no provision for loan losses for the three months or six months ended June 30, 2022. Impaired loans had a carrying amount of $4.5 million at June 30, 2021 with a valuation allowance of $2.2 million, resulting in no provision for loan losses for the three months ended June 30, 2021 and $1,000 provision for loan losses for the six months ended June 30, 2021, respectively. At December 31, 2021, impaired loans had a carrying amount of $65,000, with a valuation allowance of $2,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at June 30, 2022 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$25,986	$25,986	$—	$—	$25,986
Securities available for sale	193,022	—	179,473	13,549	193,022
Securities held to maturity	44,205	—	36,223	—	36,223
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	1,061,265	—	—	1,019,973	1,019,973
Accrued interest receivable	4,117	—	1,042	3,075	4,117
Financial liabilities
Deposits	$1,167,562	$269,425	$894,770	$—	$1,164,195
Federal Home Loan Bank advances	70,000	—	69,995	—	69,995
Junior subordinated debentures	21,000	—	—	18,191	18,191
Subordinated capital notes	25,000	—	—	24,190	24,190
Accrued interest payable	816	—	171	645	816

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$77,603	$77,603	$—	$—	$77,603
Securities available for sale	214,213	—	204,164	10,049	214,213
Securities held to maturity	46,460	—	46,280	—	46,280
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	990,309	—	—	981,995	981,995
Accrued interest receivable	3,870	—	1,022	2,848	3,870
Financial liabilities
Deposits	$1,208,668	$274,083	$935,768	$—	$1,209,851
Federal Home Loan Bank advances	20,000	—	20,046	—	20,046
Junior subordinated debentures	21,000	—	—	19,500	19,500
Subordinated capital notes	25,000	—	—	26,149	26,149
Accrued interest payable	764	—	136	628	764

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	June 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$17,195	$19,335
Allowance for loan losses	3,130	2,877
Net unrealized loss on securities	3,418	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	311	321
Accrued expenses	108	138
Lease liability	1,628	1,328
Other	181	202
	26,179	24,409

Deferred tax liabilities:
FHLB stock dividends	415	415
Fixed assets	129	133
Deferred loan costs	167	176
Net unrealized gain on securities	—	390
Lease right-of-use assets	1,628	1,328
Net assets from acquisitions	199	108
Other	298	276
	2,836	2,826
Net deferred tax asset	$23,343	$21,583

At June 30, 2022, the Company had net federal operating loss carryforwards of $76.8 million, which will begin to expire in 2033, and state net operating loss carryforwards of $26.9 million, which begin to expire in 2027.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or six months ended June 30, 2022 or June 30, 2021 related to unrecognized tax benefits.

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

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 120,557. Shares issued to employees under the plan vest over periods of up to seven years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2022 unvested shares issued was $1.3 million, or $19.61 per weighted-average share. The Company recorded $156,000 and $461,000 of stock-based compensation to salaries expense for the three and six months ended June 30, 2022, respectively, and $152,000 and $301,000 for the three and six months ended June 30, 2021, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $39,000 and $115,000 was recognized related to this expense during the three and six months ended June 30, 2022, respectively, and $38,000 and $75,000 for the three and six months ended June 30, 2021, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Six Months Ended		Twelve Months Ended
	June 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	111,536	$13.73	47,438	$15.34
Granted	64,600	19.61	110,024	13.52
Vested	(30,310)	16.07	(37,590)	15.13
Forfeited	(8,460)	14.64	(8,336)	13.66
Outstanding, ending	137,366	$15.92	111,536	$13.73

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

July 2022 – December 2022	$431
2023	475
2024	345
2025	200
2026	193
Thereafter	176

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)

Net income	$4,036	$3,901	$7,615	$7,123
Less:
Earnings allocated to unvested shares	68	69	122	98
Net income available to common shareholders, basic and diluted	$3,968	$3,832	$7,493	$7,025

Basic and Diluted
Weighted average common shares including unvested common shares outstanding	7,631,883	7,597,202	7,623,181	7,586,267
Less:
Weighted average unvested common shares	128,104	133,455	122,582	104,782
Weighted average common shares outstanding	7,503,779	7,463,747	7,500,599	7,481,485
Basic and diluted income per common share	$0.53	$0.51	$1.00	$0.94

The Company had no outstanding stock options or warrants at June 30, 2022 or 2021.

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

As of June 30, 2022, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of June 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total risk-based capital (to risk- weighted assets)	$172,290	13.35%	$103,222	8.00%	$129,028	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	159,740	12.38	58,063	4.50	83,868	6.50
Tier 1 capital (to risk-weighted assets)	159,740	12.38	77,417	6.00	103,222	8.00
Tier 1 capital (to average assets)	159,740	11.39	56,085	4.00	70,106	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total risk-based capital (to risk- weighted assets)	$160,700	13.31%	$96,591	8.00%	$120,738	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	149,169	12.35	54,332	4.50	78,480	6.50
Tier 1 capital (to risk-weighted assets)	149,169	12.35	72,443	6.00	96,591	8.00
Tier 1 capital (to average assets)	149,169	10.84	55,057	4.00	68,822	5.00

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Based on these regulations, the Bank was eligible to pay $14.4 million in dividends as of June 30, 2022. The Bank paid the Company $1.0 million in dividends during the six months ended June 30, 2022.

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

An approved but unfunded loan commitment represents a potential credit risk and a liquidity risk, since the client(s) may demand immediate cash that would require funding. In addition, unfunded loan commitments represent interest rate risk as market interest rates may rise above the rate committed to the client. Since a portion of these loan commitments normally expire unused, the total amount of outstanding commitments at any point in time may not require future funding. Commitments to make loans are generally made for periods of one year or less except for home equity loans, which generally have a term of 10 years.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$70,802	$48,921	$85,294	$60,683
Unused lines of credit	10,266	130,921	12,828	108,635
Standby letters of credit	366	346	566	326

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $12.1 million at June 30, 2022 and December 31, 2021. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At June 30, 2022 and December 31, 2021, the fair value of the risk participation agreements were $8,000 and $67,000, respectively.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $156,000 and $317,000 of revenue for the three and six months ended June 30, 2022, respectively, within the scope of ASC 606. Other non-interest income included approximately $145,000 and $298,000 of revenue for the three and six months ended June 30, 2021, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and six months is excluded from the scope of ASC 606.

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

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of June 30, 2022, the Company had total assets of $1.42 billion, total loans of $1.07 billion, total deposits of $1.17 billion and stockholders’ equity of $126.6 million.

The Company reported net income of $4.0 million, or $0.53 per basic and diluted common share, and $7.6 million, or $1.00 per basic and diluted common share, for the three and six months ended June 30, 2022, compared with net income of $3.9 million, or $0.51 per basic and diluted common share, and $7.1 million, or $0.94 per basic and diluted common share, for the same periods of 2021.

Highlights for the six months ended June 30, 2022 are as follows:

●

Average loans receivable increased approximately $77.7 million, or 8.1%, to $1.41 billion for the six months ended June 30, 2022, compared with $963.1 million for the first six months of 2021. SBA Paycheck Protection Program (“PPP”) loans averaged $419,000 and $23.5 million for the first six months of 2022 and 2021, respectively.

●

Net interest margin decreased two basis points to 3.47% in the first six months of 2022 compared with 3.49% in the first six months of 2021. While the Federal Reserve increased the fed funds target by 25 basis points on March 16, 2022, 50 basis points on May 4, 2022, and 75 basis points on June 15, 2022, the yield on earning assets for fiscal year 2021 and the first quarter of 2022 were impacted by the low interest rate environment. During the second quarter of 2022, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations began to benefit from the movement in short-term rates and are expected to continue to benefit as rates continue to rise. The cost of interest-bearing liabilities was also impacted to a lesser extent, but is also expected to increase as short-term interest rates continue to rise.

●

The yield on earning assets decreased to 3.88% for the first six months of 2022, compared to 3.98% for the first six months of 2021. The yield on earning assets for the first six months of 2021 was significantly impacted by $1.1 million in PPP fees, compared to $45,000 for the first six months of 2022. During the first six months of 2022, PPP fees represented less than one basis point of earning asset yield and net interest margin, compared to 18 basis points for the for the first six months of 2021.

●

The cost of interest-bearing liabilities decreased from 0.64% in the first six months of 2021 to 0.56% in the first six months of 2022 as a result of an improvement in deposit mix, as well as the downward repricing of time deposits between periods.

●

A provision for loan loss of $450,000 and $1.2 million was recorded in the second quarter and first six months of 2022, respectively, compared to no provision for loan losses and $350,000 in the second quarter and the first six months of 2021, respectively. The loan loss provisions were attributable to growth within the portfolio and net loan charge-offs impacting historical loss percentages during the periods. Net loan charge-offs were $181,000 for the first six months of 2022, compared to net loan charge-offs of $156,000 for the first six months of 2021.

●

Loans past due 30-59 days increased from $556,000 at December 31, 2021 to $600,000 at June 30, 2022, and loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $209,000 at June 30, 2022. Total loans past due and nonaccrual loans decreased to $3.8 million at June 30, 2022 from $3.9 million at December 31, 2021.

●

Deposits were $1.17 billion at June 30, 2022, compared with $1.21 billion at December 31, 2021. Certificate of deposit balances decreased $9.9 million during the first six months of 2022 to $256.1 million at June 30, 2022, from $266.0 million at December 31, 2021. Interest checking accounts decreased $18.0 million during the first six months of 2022 compared with December 31, 2021 and was primarily attributable to the outflow of previously deposited school construction funds. To a lesser extent, money market accounts decreased $8.8 million, non-interest bearing accounts decreased $4.7 million, and savings accounts increased $150,000 during the first six months of 2022 compared with December 31, 2021.

●	On July 1, 2022, the Company paid a $0.05 per common share cash dividend to shareholders of record as of the close of business on June 17, 2022.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2021. Management has discussed the development, selection, and application of the Company’s critical accounting policies with its Audit Committee. During the first six months of 2022, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended June 30, 2022, compared with the same period of 2021:

	For the Three Months		Change from
	Ended June 30,		Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)

Gross interest income	$13,122	$12,376	$746	6.0%
Gross interest expense	1,442	1,462	(20)	(1.4)
Net interest income	11,680	10,914	766	7.0
Provision for loan losses	450	—	450	100.0
Non-interest income	2,256	2,135	121	5.7
Non-interest expense	8,227	7,954	273	3.4
Net income before taxes	5,259	5,095	164	3.2
Income tax expense	1,223	1,194	29	2.4
Net income	4,036	3,901	135	3.5

Net income for the three months ended June 30, 2022 totaled $4.0 million, compared with $3.9 million for the comparable period of 2021. Net interest income increased $766,000 from the 2021 second quarter primarily as a result of an increase in average loans and average investment securities as compared to the prior period. A provision for loan loss of $450,000 was recorded in the second quarter of 2022, as compared to no provision for loan loss in the second quarter of 2021. The 2022 loan loss provision was attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period. Non-interest income increased $121,000 from $2.1 million in the second quarter of 2021 to $2.3 million for the second quarter of 2022 primarily due to an increase in transaction volumes which led to an increase in service charges on deposit accounts of $170,000 and an increase in bank owned life insurance income of $106,000 due to additional policies being purchased in March 2022, offset by a non-recurring $191,000 gain on the sale of OREO from the second quarter of 2021. Non-interest expense increased $273,000 from $8.0 million in the second quarter of 2021 to $8.2 million in the second quarter of 2022 primarily due to an increase in salaries and employee benefits of $184,000 as a result of the inflationary impact on talent acquisition and the administration of annual salary adjustments.

The following table summarizes components of income and expense and the change in those components for the six months ended June 30, 2022, compared with the same period of 2021:

	For the Six Months		Change from
	Ended June 30,		Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)

Gross interest income	$25,549	$24,626	$923	3.7%
Gross interest expense	2,755	3,032	(277)	(9.1)
Net interest income	22,794	21,594	1,200	5.6
Provision for loan losses	1,200	350	850	242.9
Non-interest income	4,494	4,019	475	11.8
Non-interest expense	16,198	15,938	260	1.6
Net income before taxes	9,890	9,325	565	6.1
Income tax expense	2,275	2,202	73	3.3
Net income	7,615	7,123	492	6.9

Net income for the six months ended June 30, 2022 totaled $7.6 million, compared with net income of $7.1 million for the comparable period of 2021. Net interest income increased $1.2 million from the first six months of 2021 as a result of an increase in average loans and average investment securities, as well as an improvement in deposit mix and the downward repricing of time deposits between periods. Provision for loan loss expense of $1.2 million was recorded in the first six months of 2022, as compared to $350,000 provision for loan loss expense in the first six months of 2021. The 2022 and 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the periods. Non-interest income increased by $475,000 to $4.5 million from $4.0 million in the first six months of 2021 primarily due to an increase in transaction volumes which led to an increase in service charges on deposit accounts of $256,000 and $143,000 in bank owned life insurance income as discussed above. Non-interest income for the first six months of 2022 also included a $163,000 non-recurring gain on sale of premises held for sale from the first quarter of 2022, while the first six months of 2021 included a $191,000 non-recurring gain on sale of OREO from the second quarter of 2021. Non-interest expense increased from $15.9 million in the first six months of 2021 to $16.2 million in the first six months of 2022 primarily due to an increase of $266,000 in salaries and benefits as discussed above.

Net Interest Income – Net interest income was $11.7 million for the three months ended June 30, 2022, an increase of $766,000, or 7.0%, compared with $10.9 million for the same period in 2021. Net interest spread and margin were 3.37% and 3.51%, respectively, for the second quarter of 2022, compared with 3.30% and 3.45%, respectively, for the second quarter of 2021.

While the Federal Reserve increased the fed funds target by 25 basis points on March 16, 2022, 50 basis points on May 4, 2022, and 75 basis points on June 15, 2022, the yield on earning assets for fiscal year 2021 and the first quarter of 2022 were impacted by the low interest rate environment. During the second quarter of 2022, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations began to benefit from the upward movement in short-term rates and are expected to continue to benefit as rates continue to rise. The cost of interest-bearing liabilities was also impacted to a lesser extent, but is also expected to increase as short-term interest rates continue to rise.

The yield on earning assets increased to 3.95% for the second quarter of 2022, as compared to 3.91% in the second quarter of 2021. Average interest-earning assets were $1.34 billion for the second quarter of 2022, compared with $1.28 billion for the second quarter of 2021, a 5.0% increase. Average loans increased approximately $91.1 million and average investment securities increased $31.1 million, while average lower yielding fed funds sold decreased $57.4 million for the second quarter of 2022, compared with the second quarter of 2021. PPP loans averaged $172,000 and $26.9 million for the second quarter of 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $1.0 million for the quarter ended June 30, 2022, which was partially offset by a decrease in interest revenue attributable to rates of $618,000 due primarily to lower PPP fees between periods, as compared with the second quarter of 2021. Total interest income increased 6.0%, or $746,000, for the second quarter of 2022 compared to the second quarter of 2021.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest income. The amount of loan fee income included in total interest income was $173,000 and $933,000 for the quarters ended June 30, 2022 and June 30, 2021, respectively. This represents six basis points and 29 basis points of yield on earning assets and net interest margin for the second quarter ended June 30, 2022 and 2021, respectively. Loan fee income for the second quarter of 2022 did not include any fees earned on PPP loans, compared to $692,000 in the second quarter of 2021, which represented 22 basis points of earning asset yield and net interest margin for the second quarter of 2021.

The cost of interest-bearing liabilities decreased to 0.58% for the second quarter of 2022, as compared to 0.61% for the second quarter of 2021 primarily based on the downward repricing of time deposits, as well as a shift in deposit mix. Average interest-bearing liabilities increased by 4.6% to $1.00 billion for the second quarter of 2022, as compared to $956.2 million for the second quarter of 2021 primarily due to an increase of $28.0 million in average FHLB advances and a $16.2 million increase in average deposits. Total interest expense decreased by 1.4% to $1.4 million for the second quarter of 2022 as compared to $1.5 million for the second quarter of 2021.

Net interest income was $22.8 million for the six months ended June 30, 2022, an increase of $1.2 million, or 5.6%, compared with $21.6 million for the same period in 2021. Net interest spread and margin were 3.32% and 3.47%, respectively, for the first six months of 2022, compared with 3.34% and 3.49%, respectively, for the first six months of 2021.

The yield on earning assets decreased to 3.88% for the first six months of 2022, as compared to 3.98% in the first six months of 2021. Average interest-earning assets increased approximately $79.8 million for the six months ended June 30, 2022, compared with the first six months of 2021. Average loans for the first six months of 2022 increased approximately $77.7 million and average investment securities increased $42.6 million, while average lower yielding fed funds sold decreased $39.9 million compared with the first six months of 2021. PPP loans averaged $419,000 and $23.5 million for the first six months of 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $1.7 million for six months ended June 30, 2022, which was offset by a decrease in interest revenue attributable to rates of $1.4 million due primarily to lower PPP fees between periods, as compared with the six months ended June 30, 2021. The increase in average investment securities also resulted in $512,000 in additional interest income as compared to the prior period. Total interest income increased 3.7%, or $923,000, for the first six months of 2022 compared to the first six months of 2021.

The amount of loan fee income included in total interest income was $497,000 and $1.8 million for the six months ended June 30, 2022 and 2021, respectively. This represents seven basis points and 29 basis points of yield on earning assets and net interest margin for the six months ended June 30, 2022 and 2021, respectively. Loan fee income included PPP fees of $45,000 and $1.1 million for the six months ended June 30, 2022 and 2021, respectively, which represents less than one basis point and 18 basis points of earning asset yield and net interest margin for those six-month periods, respectively.

The cost of interest-bearing liabilities decreased to 0.56% for the first six months of 2022, as compared to 0.64% for the first six months of 2021. The cost of interest-bearing liabilities for the first six months of 2022 benefitted from an improvement in deposit mix, as well as the downward repricing of time deposits between periods compared to the first six months of 2021. Average interest-bearing liabilities increased by $49.8 million for the six months ended June 30, 2022 compared with the first six months of 2021 primarily due to a $104.3 million increase in average money market accounts, offset by a decrease of $82.2 million in average certificate of deposits. Total interest expense decreased by 9.1% to $2.8 million for the six months ended June 30, 2022 as compared to $3.0 million for the first six months of 2021.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended June 30, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,053,057	$11,440	4.36%	$961,922	$11,047	4.61%
Securities
Taxable	224,209	1,442	2.58	197,860	1,103	2.24
Tax-exempt	30,210	163	2.88	25,451	177	3.72
FHLB stock	5,116	38	2.98	5,769	29	2.02
Federal funds sold and other	26,963	39	0.58	84,361	20	0.10
Total interest-earning assets	1,339,555	13,122	3.95%	1,275,363	12,376	3.91%
Less: Allowance for loan losses	(12,329)			(12,744)
Non-interest earning assets	89,861			98,461
Total assets	$1,417,087			$1,361,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$256,713	$308	0.48%	$327,039	$465	0.57%
NOW and money market deposits	484,222	383	0.32	405,043	333	0.33
Savings accounts	165,464	95	0.23	158,090	119	0.30
FHLB advances	47,968	108	0.90	20,000	38	0.76
Junior subordinated debentures	21,000	171	3.27	21,000	132	2.52
Subordinated capital notes	25,000	377	6.05	25,000	375	6.02
Total interest-bearing liabilities	1,000,367	1,442	0.58%	956,172	1,462	0.61%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	278,027			274,352
Other liabilities	10,866			9,170
Total liabilities	1,289,260			1,239,694
Stockholders’ equity	127,827			121,386
Total liabilities and stockholders’ equity	$1,417,087			$1,361,080

Net interest income		$11,680			$10,914

Net interest spread			3.37%			3.30%

Net interest margin			3.51%			3.45%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Loan fee income included no PPP fees in the three months ended June 30, 2022 and $692,000, or 22 basis points, in the three months ended June 30, 2021.

The following table presents the average balance sheets for the six-month periods ended June 30, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,040,869	$22,358	4.33%	$963,131	$22,008	4.61%
Securities
Taxable	225,802	2,746	2.45	189,259	2,219	2.36
Tax-exempt	30,054	329	2.94	23,957	308	3.45
FHLB stock	5,116	64	2.52	5,808	59	2.05
Federal funds sold and other	31,090	52	0.34	70,956	32	0.09
Total interest-earning assets	1,332,931	25,549	3.88%	1,253,111	24,626	3.98%
Less: Allowance for loan losses	(11,974)			(12,600)
Non-interest earning assets	91,129			98,591
Total assets	$1,412,086			$1,339,102

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$258,715	$618	0.48%	$340,870	$1,067	0.63%
NOW and money market deposits	493,801	742	0.30	389,528	639	0.33
Savings accounts	165,143	188	0.23	152,093	237	0.31
FHLB advances	34,890	148	0.86	20,307	76	0.75
Junior subordinated debentures	21,000	307	2.95	21,000	262	2.52
Subordinated capital notes	25,000	752	6.07	25,000	751	6.06
Total interest-bearing liabilities	998,549	2,755	0.56%	948,798	3,032	0.64%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	274,101			262,849
Other liabilities	9,983			7,920
Total liabilities	1,282,633			1,219,567
Stockholders’ equity	129,453			119,535
Total liabilities and stockholders’ equity	$1,412,086			$1,339,102

Net interest income		$22,794			$21,594

Net interest spread			3.32%			3.34%

Net interest margin			3.47%			3.49%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Loan fee income included PPP fees of $45,000, or less than one basis point, for the six months ended June 30, 2022 and $1.1 million, or 18 basis points, for the six months ended June 30, 2021.

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

	Three Months Ended June 30, 2022 vs. 2021			Six Months Ended June 30, 2022 vs. 2021
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(618)	$1,011	$393	$(1,365)	$1,715	$350
Securities	137	188	325	36	512	548
FHLB stock	12	(3)	9	13	(8)	5
Federal funds sold and other	41	(22)	19	46	(26)	20
Total increase (decrease) in interest income	(428)	1,174	746	(1,270)	2,193	923

Interest-bearing liabilities:
Certificates of deposit and other time deposits	(66)	(91)	(157)	(223)	(226)	(449)
NOW and money market accounts	(13)	63	50	(57)	160	103
Savings accounts	(30)	6	(24)	(68)	19	(49)
FHLB advances	8	62	70	11	61	72
Junior subordinated debentures	39	—	39	45	—	45
Subordinated capital notes	2	—	2	1	—	1
Total increase (decrease) in interest expense	(60)	40	(20)	(291)	14	(277)
Increase (decrease) in net interest income	$(368)	$1,134	$766	$(979)	$2,179	$1,200

Non-Interest Income – The following table presents the major categories of non-interest income for the three and six months ended June 30, 2022 and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Service charges on deposit accounts	$690	$520	$1,324	$1,068
Bank card interchange fees	1,087	1,073	2,090	2,033
Income from bank owned life insurance	249	143	451	308
Net gain on sale of other real estate owned	—	191	—	191
Gain (loss) on sales and calls of securities, net	(3)	(5)	(3)	(5)
Gain on sale of premises held for sale	—	—	163	—
Other	233	213	469	424
Total non-interest income	$2,256	$2,135	$4,494	$4,019

Non-interest income for the second quarter of 2022 increased by $121,000, or 5.7%, compared with the second quarter of 2021. The increase was primarily driven by an increase in transaction volumes which led to an increase in service charges on deposit accounts of $170,000 and an increase in bank owned life insurance income of $106,000 due to additional policies being purchased in March 2022, offset by a non-recurring $191,000 gain on the sale of OREO from the second quarter of 2021.

For the six months ended June 30, 2022, non-interest income increased by $475,000, or 11.8%, to $4.5 million compared with $4.0 million for the same period of 2021. The increase in non-interest income between the six-month comparative periods was primarily due to an increase in service charges on deposit accounts of $256,000 and $143,000 in bank owned life insurance income as discussed above. Non-interest income for the first six months of 2022 also included a non-recurring $163,000 gain on sale of premises from the first quarter of 2021, while the first six months of 2021 included a non-recurring $191,000 gain on sale of OREO from the second quarter of 2021.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and six months ended June 30, 2022 and 2021:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Salary and employee benefits	$4,651	$4,467	$9,215	$8,949
Occupancy and equipment	1,055	979	2,084	2,039
Deposit account related expenses	574	556	1,121	1,047
Data processing expense	403	377	789	755
Professional fees	236	246	457	482
Marketing expense	172	179	305	361
FDIC insurance	90	90	180	225
Deposit tax	99	90	198	180
Communications expense	121	194	185	367
Insurance expense	109	115	214	219
Postage and delivery	150	139	313	291
Other	567	522	1,137	1,023
Total non-interest expense	$8,227	$7,954	$16,198	$15,938

Non-interest expense for the second quarter ended June 30, 2022 increased $273,000, or 3.4%, compared with the second quarter of 2021. Salaries and benefits expense increased $184,000, or 4.1%, from the second quarter of 2021. While FTEs declined between the periods, salaries expense increased as a result of the inflationary impact on talent acquisition and the administration of annual salary adjustments.

For the six months ended June 30, 2022, non-interest expense increased $260,000, or 1.6% to $16.2 million compared with $15.9 million for the first six months of 2021. The increase was primarily due to an increase of $266,000, or 3.0%, in salaries and benefits as discussed above.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)

Federal statutory tax rate	21%	21%	21%	21%
Federal statutory rate times financial statement income	$1,105	$1,070	$2,077	$1,958
Effect of:
State income taxes	195	202	363	383
Tax-exempt interest income	(31)	(40)	(63)	(70)
Non-taxable life insurance income	(53)	(36)	(95)	(77)
Restricted stock vesting	—	(5)	(21)	—
Other, net	7	3	14	8
Total	$1,223	$1,194	$2,275	$2,202

Analysis of Financial Condition

Total assets increased $5.4 million, or 0.4%, to $1.42 billion at June 30, 2022, from $1.42 billion at December 31, 2021. This increase was primarily attributable to an increase in loans receivable of $72.0 and bank owned life insurance of $6.9 million, offset by a decrease in cash and cash equivalents and the securities portfolio of $51.2 million and $23.4 million, respectively.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $23.4 million, or 9.0%, to $237.2 million at June 30, 2022, compared with $260.7 million at December 31, 2021. The decrease was comprised primarily of $18.6 million in payment proceeds and $15.1 million in fair value declines attributable to the rising interest rate environment, partially offset by purchases of $10.6 million.

The following table sets forth the carrying value of the securities portfolio at the dates indicated (in thousands):

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale
U.S. Government and federal agencies	$26,438	$—	$(2,062)	$24,376	$26,075	$301	$(133)	$26,243
Agency mortgage-backed residential	87,182	42	(8,864)	78,360	93,650	1,339	(970)	94,019
Collateralized loan obligations	48,216	—	(2,038)	46,178	50,227	—	(78)	50,149
Corporate bonds	45,473	16	(1,381)	44,108	43,432	572	(202)	43,802
Total available for sale	$207,309	$58	$(14,345)	$193,022	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$44,205	$3	$(7,985)	$36,223	$46,460	$158	$(338)	$46,280
Total held to maturity	$44,205	$3	$(7,985)	$36,223	$46,460	$158	$(338)	$46,280

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At June 30, 2022, $27.1 million and $19.1 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the six months ended June 30, 2022.

Stress testing was completed on each security in the CLO portfolio as of June 30, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

The corporate bond portfolio consists of 16 subordinated debt securities and two senior debt securities of U.S. banks and bank holding companies with maturities ranging from 2024 to 2037. The securities have either initially a fixed rate for five years converting to floating rate at an index over LIBOR or SOFR, or a floating rate at an index over LIBOR or SOFR from inception. Management regularly monitors the financial condition of these corporate issuers by reviewing their regulatory and public filings.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of June 30, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Loans Receivable – Loans receivable increased $72.0 million, or 7.2%, during the six months ended June 30, 2022 to $1.07 billion as loan growth outpaced paydowns. The commercial and commercial real estate portfolios increased by an aggregate of $80.0 million, or 11.3%, during the first six months of 2022 and comprised 73.6% of the loan portfolio at June 30, 2022. Residential real estate and consumer portfolios decreased by an aggregate of $9.1 million, or 3.6%, during the first six months of 2022 and comprised 23.0% of the loan portfolio at June 30, 2022.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of June 30,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$228,513	21.28%	$220,826	22.04%
Commercial Real Estate
Construction	109,647	10.21	74,806	7.47
Farmland	67,727	6.31	68,388	6.83
Nonfarm nonresidential	384,069	35.77	345,893	34.53
Residential Real Estate
Multi-family	46,341	4.32	50,224	5.01
1-4 Family	166,531	15.51	168,873	16.86
Consumer	33,586	3.13	36,440	3.64
Agriculture	36,729	3.42	35,924	3.59
Other	672	0.05	466	0.03
Total loans	$1,073,815	100.00%	$1,001,840	100.00%

(1)	Includes PPP loans of $165,000 and $1.2 million at June 30, 2022 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	June 30, 2022		December 31, 2021
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$1,052,624	98.0%	$977,962	97.6%
Watch	6,426	0.6	7,856	0.8
Special Mention	—	—	—	—
Substandard	14,765	1.4	16,022	1.6
Doubtful	—	—	—	—
Total	$1,073,815	100.0%	$1,001,840	100.00%

Loans receivable increased $72.0 million, or 7.2%, during the six months ended June 30, 2022 primarily as a result of loan growth outpacing loan payoffs during the period. Since December 31, 2021, the pass category increased approximately $74.7 million, the watch category decreased approximately $1.4 million, and the substandard category decreased approximately $1.3 million. The $1.3 million decrease in loans classified as substandard was primarily driven by $1.5 million in payments, $270,000 in charge-offs, and $27,000 in loans upgraded from substandard, offset by $580,000 in loans migrating to substandard.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	June 30, 2022	December 31, 2021
	(in thousands)
Past Due Loans:
30-59 Days	$600	$556
60-89 Days	209	210
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	809	766

Nonaccrual Loans	3,007	3,124
Total Past Due and Nonaccrual Loans	$3,816	$3,890

During the six months ended June 30, 2022, nonaccrual loans decreased by $117,000 to $3.0 million. Loans past due 30-59 days increased from $556,000 at December 31, 2021 to $600,000 at June 30, 2022. Loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $209,000 at June 30, 2022. This represents a $43,000 increase in accruing past due loans from December 31, 2021 to June 30, 2022 in loans past due 30-89 days. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At June 30, 2022 and December 31, 2021, the Bank had two and three restructured loans totaling $211,000 and $405,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at June 30, 2022 or December 31, 2021. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on commercial real estate properties or 1-4 residential properties. At June 30, 2022 and December 31, 2021, 71% and 84%, respectively, of the TDRs were performing according to their modified terms.

There were no modifications granted during the six months ended June 30, 2022 or 2021 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)

Loans on nonaccrual status	$3,007	$3,124
Troubled debt restructurings on accrual	150	340
Past due 90 days or more still on accrual	—	—
Total non-performing loans	3,157	3,464
Real estate acquired through foreclosure	—	—
Other repossessed assets	—	—
Total non-performing assets	$3,157	$3,464

Nonaccrual loans to total loans	0.28%	0.31%
Non-performing loans and TDRs on accrual to total loans	0.29%	0.35%
Non-performing assets and TDRs on accrual to total assets	0.22%	0.24%
Allowance for loan losses to nonaccrual loans	417.36%	369.11%
Allowance for non-performing loans	$14	$12
Allowance for non-performing loans to non-performing loans and TDRs on accrual	0.44%	0.35%

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

A provision for loan loss of $450,000 and $1.2 million was recorded in the second quarter and first six months of 2022, respectively, compared to no provision for loan loss and $350,000 provision for loan loss in the second quarter and the first six months of 2021, respectively. The 2022 and 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the periods.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2022	2021	2022	2021	2021
	(in thousands)
Balance at beginning of period	$12,195	$12,755	$11,531	$12,443	$12,443

Loans charged-off:
Real estate	286	141	484	141	2,332
Commercial	25	—	25	19	19
Consumer	56	32	85	51	131
Agriculture	—	5	—	44	44
Other	—	—	—	—	—
Total charge-offs	367	178	594	255	2,526

Recoveries
Real estate	216	32	324	48	228
Commercial	2	7	9	10	172
Consumer	25	15	35	34	49
Agriculture	29	6	45	7	15
Other	—	—	—	—	—
Total recoveries	272	60	413	99	464
Net charge-offs	95	118	181	156	2,062
Provision for loan losses	450	—	1,200	350	1,150
Balance at end of period	$12,550	$12,637	$12,550	$12,637	$11,531

Allowance for loan losses to period-end loans	1.17%	1.33%	1.17%	1.33%	1.15%
Net charge-offs to average loans	0.04%	0.05%	0.04%	0.03%	0.22%
Allowance for loan losses to non-performing loans	397.53%	658.18%	397.53%	658.18%	332.88%

The allowance for loan losses to total loans was 1.17% at June 30, 2022, compared to 1.15% at December 31, 2021, and 1.33% at June 30, 2021. Net loan charge-offs in the first six months of 2022 totaled $181,000, compared to net loan charge-offs of $156,000 in the first six months of 2021. The allowance for loan losses to non-performing loans was 397.53% at June 30, 2022, compared with 332.88% at December 31, 2021, and 658.18% at June 30, 2021.

Liabilities – Total liabilities at June 30, 2022 were $1.29 billion compared with $1.28 billion at December 31, 2021, an increase of $9.7 million, or 0.8%. This increase was primarily attributable to an increase in FHLB advances of $50.0 million, offset by a $41.1 million decrease in deposits.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Six Months		For the Year
	Ended June 30,		Ended December 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$274,101		$271,994
Interest checking	278,555	0.29%	233,844	0.27%
Money market	215,246	0.32	190,094	0.34
Savings	165,143	0.23	157,283	0.28
Certificates of deposit	258,715	0.48	311,140	0.57
Total deposits	$1,191,760	0.26%	$1,164,355	0.30%

The following table shows at June 30, 2022 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$8,363
Three months through six months	8,220
Six months through twelve months	6,213
Over twelve months	13,186
Total	$35,982

Capital

Stockholders’ equity decreased $4.3 million to $126.6 million at June 30, 2022, compared with $131.0 million at December 31, 2021 due primarily to the other comprehensive loss for the period of $11.5 million attributable to the investment portfolio fair value decline and $763,000 in dividends paid to common shareholders, offset by current year net income of $7.6 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of June 30, 2022:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	12.4%
Common equity Tier 1 capital	4.5	6.5	8.5	12.4
Total risk-based capital	8.0	10.0	10.5	13.4
Tier 1 leverage ratio	4.0	5.0	—	11.4

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

The Bank also borrows from the FHLB to supplement funding requirements. At June 30, 2022, the Bank had an unused borrowing capacity with the FHLB of $91.2 million. Advances are collateralized by commercial real estate and first mortgage residential loans. Borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At June 30, 2022, the Bank had no brokered deposits.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company’s primary source of funding to meet its obligations is dividends from the Bank. At June 30, 2022, the Bank was eligible to pay $14.4 million in dividends. The Bank paid the Company $1.0 million in dividends during the six months ended June 30, 2022.

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

The Bank has an asset and liability structure that is essentially monetary in nature. As a result, interest rates have a more significant impact on performance than the effects of general levels of inflation. Periods of high inflation are often accompanied by relatively higher interest rates, and periods of low inflation are accompanied by relatively lower interest rates. As market interest rates rise or fall in relation to the rates earned on loans and investments, the value of these assets decreases or increases respectively. Inflation has and is expected to continue to impact core non-interest expenses associated with delivering the Bank’s services.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 1.2% at June 30, 2022, compared with a decrease of 1.3% at December 31, 2021. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 2.4% at June 30, 2022, compared with a decrease of 2.0% at December 31, 2021.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following June 30, 2022, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,186)	(2.39)%
+ 100 basis points	(579)	(1.16)
- 100 basis points	(1,963)	(3.95)
- 200 basis points	(3,338)	(6.71)

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

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

LIMESTONE BANCORP, INC.
(Registrant)

July 29, 2022	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

July 29, 2022	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer