Form 10-Q
period 2022-09-30
LIMESTONE BANCORP, INC.
filed 2022-10-28
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

6,638,883 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding at October 28, 2022.

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

Unaudited Consolidated Statements of Comprehensive Income (Loss)

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

LIMESTONE BANCORP, INC.

Unaudited Consolidated Balance Sheets

(dollars in thousands except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and due from banks	$6,430	$10,493
Interest bearing deposits in banks	50,940	67,110
Cash and cash equivalents	57,370	77,603
Securities available for sale	181,292	214,213
Securities held to maturity (fair value of $33,768 and $46,280, respectively)	43,350	46,460
Loans, net of allowance of $13,031 and $11,531, respectively	1,114,914	990,309
Premises and equipment, net	22,503	21,575
Premises held for sale	—	310
Federal Home Loan Bank stock	5,176	5,116
Bank owned life insurance	31,032	23,946
Deferred taxes, net	23,002	21,583
Goodwill	6,252	6,252
Other intangible assets, net	1,797	1,989
Accrued interest receivable and other assets	7,007	6,336
Total assets	$1,493,695	$1,415,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$287,938	$274,083
Interest bearing	930,642	934,585
Total deposits	1,218,580	1,208,668
Federal Home Loan Bank advances	90,000	20,000
Accrued interest payable and other liabilities	10,744	10,065
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,365,324	1,284,733
Commitments and contingent liabilities (Note 13)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,639,033 and 6,594,749 voting, and 1,000,000 and 1,000,000 non-voting issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	26,101	25,625
Retained deficit	(19,486)	(31,769)
Accumulated other comprehensive loss	(18,883)	(3,536)
Total stockholders' equity	128,371	130,959
Total liabilities and stockholders’ equity	$1,493,695	$1,415,692

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Income

(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income
Loans, including fees	$13,179	$11,565	$35,537	$33,573
Taxable securities	1,592	1,183	4,338	3,402
Tax exempt securities	166	168	495	476
Interest-bearing deposits and other	184	59	300	150
	15,121	12,975	40,670	37,601
Interest expense
Deposits	1,242	812	2,790	2,755
Federal Home Loan Bank advances	354	39	502	115
Junior subordinated debentures	239	128	546	390
Subordinated capital notes	374	375	1,126	1,126
	2,209	1,354	4,964	4,386
Net interest income	12,912	11,621	35,706	33,215
Provision (negative provision) for loan losses	(1,250)	300	(50)	650
Net interest income after provision for loan losses	14,162	11,321	35,756	32,565

Non-interest income
Service charges on deposit accounts	748	583	2,072	1,651
Bank card interchange fees	1,061	1,044	3,151	3,077
Income from bank owned life insurance	148	112	599	420
Gain on sale of other real estate owned	—	—	—	191
Gain (loss) on sales and calls of securities, net	—	465	(3)	460
Gain on sale of premises held for sale	—	—	163	—
Other	271	232	740	656
	2,228	2,436	6,722	6,455
Non-interest expense
Salaries and employee benefits	4,959	4,582	14,174	13,531
Occupancy and equipment	1,134	1,024	3,218	3,063
Deposit account related expense	571	545	1,692	1,592
Data processing expense	402	378	1,191	1,133
Professional fees	206	219	663	701
Marketing expense	159	200	464	561
FDIC Insurance	90	90	270	315
Deposit tax	99	90	297	270
Communications expense	108	153	293	520
Insurance expense	104	105	318	324
Postage and delivery	156	169	469	460
Other	709	495	1,846	1,518
	8,697	8,050	24,895	23,988
Income before income taxes	7,693	5,707	17,583	15,032
Income tax expense	1,880	1,366	4,155	3,568
Net income	5,813	4,341	13,428	11,464
Basic and diluted income per common share	$0.76	$0.57	$1.76	$1.51

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$5,813	$4,341	$13,428	$11,464
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(5,126)	756	(20,245)	1,718
Amortization during period of net unrealized gain transferred to held to maturity	(57)	(91)	(207)	(261)
Less reclassification adjustment for gains (losses) included in net income	—	465	(3)	460
Net unrealized gain (loss) recognized in comprehensive income (loss)	(5,183)	200	(20,449)	997
Tax effect	1,293	(50)	5,102	(249)
Other comprehensive income (loss)	(3,890)	150	(15,347)	748

Comprehensive income (loss)	$1,923	$4,491	$(1,919)	$12,212

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

For Three and Nine Months Ended September 30, 2022

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total
Balances, January 1, 2022	6,594,749	1,000,000	7,594,749	$140,639	$25,625	$(31,769)	$(3,536)	$130,959
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	27,722	—	27,722	—	(197)	—	—	(197)
Forfeited unvested stock	(314)	—	(314)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	305	—	—	305
Net income	—	—	—	—	—	3,579	—	3,579
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(381)	—	(381)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(6,045)	(6,045)
Balances, March 31, 2022	6,622,157	1,000,000	7,622,157	$140,639	$25,733	$(28,571)	$(9,581)	$128,220
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	26,671	—	26,671	—	—	—	—	—
Forfeited unvested stock	(8,148)	—	(8,148)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	156	—	—	156
Net income	—	—	—	—	—	4,036	—	4,036
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(382)	—	(382)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(5,412)	(5,412)
Balances, June 30, 2022	6,640,680	1,000,000	7,640,680	$140,639	$25,889	$(24,917)	$(14,993)	$126,618
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	—	—	—	—	—	—	—	—
Forfeited unvested stock	(1,647)	—	(1,647)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	212	—	—	212
Net income	—	—	—	—	—	5,813	—	5,813
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	(382)	—	(382)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(3,890)	(3,890)
Balances, September 30, 2022	6,639,033	1,000,000	7,639,033	$140,639	$26,101	$(19,486)	$(18,883)	$128,371

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

LIMESTONE BANCORP, INC.

Unaudited Consolidated Statements of Cash Flows

For Nine Months Ended September 30, 2022 and 2021

(dollars in thousands)

	2022	2021
Cash flows from operating activities
Net income	$13,428	$11,464
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization and accretion, net	1,435	3,878
Provision (negative provision) for loan losses	(50)	650
Net amortization on securities	291	422
Stock-based compensation expense	673	515
Deferred taxes, net	3,682	3,304
Net realized (gain) loss on sales and calls of investment securities	3	(460)
Net realized gain on sales of other real estate owned	—	(191)
Net realized loss on sales of premises and equipment	—	1
Net write-down on premises held for sale	—	80
Net gain on sale of premises held for sale	(163)	—
Increase in cash surrender value of life insurance, net of premium	(586)	(404)
Amortization of operating lease right-of-use assets	301	269
Net change in accrued interest receivable and other assets	(2,068)	(3,138)
Net change in accrued interest payable and other liabilities	679	145
Net cash from operating activities	17,625	16,535

Cash flows from investing activities
Purchases of available for sale securities	(9,924)	(68,827)
Proceeds from sales and calls of available for sale securities	—	6,500
Proceeds from maturities and prepayments of available for sale securities	22,362	28,182
Purchases of held to maturity securities	(658)	(15,414)
Proceeds from calls of held to maturity securities	1,314	704
Proceeds from maturities and prepayments of held to maturity securities	2,195	2,665
Purchases of Federal Home Loan Bank stock	(727)	—
Proceeds from mandatory redemptions of Federal Home Loan Bank stock	667	771
Proceeds from sale of other real estate owned	—	1,956
Net change in loans	(124,958)	(8,998)
Purchases of premises and equipment	(672)	(953)
Proceeds from sale of premises held for sale	473	—
Purchase of bank owned life insurance	(6,500)	—
Net cash from investing activities	(116,428)	(53,414)

Cash flows from financing activities
Net change in deposits	9,912	28,384
Repayment of Federal Home Loan Bank advances	(70,000)	(623)
Advances from Federal Home Loan Bank	140,000	—
Common shares withheld for taxes	(197)	(87)
Cash dividends paid on common stock	(1,145)	—
Net cash from financing activities	78,570	27,674
Net change in cash and cash equivalents	(20,233)	(9,205)
Beginning cash and cash equivalents	77,603	67,693
Ending cash and cash equivalents	$57,370	$58,488

Supplemental cash flow information:
Interest paid	$5,142	$4,837
Income taxes paid	310	220
Supplemental non-cash disclosure:
Transfer from available for sale to held to maturity securities	—	34,741
AOCI component of transfer from available for sale to held to maturity	—	1,081

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the entire year. A description of other significant accounting policies is presented in the notes to the Consolidated Financial Statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K.

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

Future effects, including further actions taken by federal, state, and local governments in response to the disruptions and economic and geopolitical instabilities that have followed COVID-19 or their impact, are unknown. In addition, federal governmental actions are meaningfully influencing the interest-rate environment. If these actions are sustained, it may adversely impact several industries within the Company’s geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations. This could cause the Company to experience a material adverse effect on business operations, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, or deferred tax assets.

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

The following table summarizes the amortized cost and fair value of AFS and HTM securities at September 30, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2022
Available for sale
U.S. Government and federal agency	$24,810	$—	$(2,864)	$21,946
Agency mortgage-backed: residential	82,193	16	(11,777)	70,432
Collateralized loan obligations	48,209	—	(2,221)	45,988
Corporate bonds	45,493	9	(2,576)	42,926
Total available for sale	$200,705	$25	$(19,438)	$181,292

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$43,350	$—	$(9,582)	$33,768
Total held to maturity	$43,350	$—	$(9,582)	$33,768

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019
Collateralized loan obligations	50,227	—	(78)	50,149
Corporate bonds	43,432	572	(202)	43,802
Total available for sale	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,460	$158	$(338)	$46,280
Total held to maturity	$46,460	$158	$(338)	$46,280

Sales and calls of securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands) (in thousands)
Proceeds	$350	$6,500	$1,314	$7,204
Gross gains	—	465	—	465
Gross losses	—	—	3	5

The amortized cost and fair value of the debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	4,658	4,504
Five to ten years	84,522	79,322
Beyond ten years	29,332	27,034
Agency mortgage-backed: residential	82,193	70,432
Total	$200,705	$181,292

Held to maturity
Within one year	$1,147	1,114
One to five years	7,740	$7,386
Five to ten years	4,121	3,459
Beyond ten years	30,342	21,809
Total	$43,350	$33,768

Securities pledged at September 30, 2022 and December 31, 2021 had carrying values of approximately $117.8 million and $155.4 million, respectively, and were pledged to secure public deposits.

At September 30, 2022 and December 31, 2021, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $35.2 million. At September 30, 2022 and December 31, 2021, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At September 30, 2022, $27.0 million and $19.0 million of the Bank’s CLOs were AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the nine months ended September 30, 2022.

Stress testing was completed on each security in the CLO portfolio as of September 30, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

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

Securities with unrealized and unrecognized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

September 30, 2022
Available for sale
U.S. Government and federal agency	$21,946	$(2,864)	$—	$—	$21,946	$(2,864)
Agency mortgage-backed: residential	43,291	(5,944)	24,894	(5,833)	68,185	(11,777)
Collateralized loan obligations	30,210	(1,414)	15,778	(807)	45,988	(2,221)
Corporate bonds	23,240	(1,666)	15,711	(910)	38,951	(2,576)
Total temporarily impaired	$118,687	$(11,888)	$56,383	$(7,550)	$175,070	$(19,438)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	$15,420	(3,932)	17,018	(5,650)	32,438	(9,582)
Total temporarily impaired	$15,420	$(3,932)	$17,018	$(5,650)	$32,438	$(9,582)

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

December 31, 2021
Available for sale
U.S. Government and federal agency	$11,645	$(133)	$—	$—	$11,645	$(133)
Agency mortgage-backed: residential	53,733	(960)	642	(10)	54,375	(970)
Collateralized loan obligations	10,036	(7)	16,514	(71)	26,550	(78)
Corporate bonds	22,548	(202)	—	—	22,548	(202)
Total temporarily impaired	$97,962	$(1,302)	$17,156	$(81)	$115,118	$(1,383)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	$26,829	(338)	—	—	26,829	(338)
Total temporarily impaired	$26,829	$(338)	$—	$—	$26,829	$(338)

Note 3 – Loans

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)
Commercial (1)	$240,182	$220,826
Commercial Real Estate:
Construction	127,302	74,806
Farmland	66,820	68,388
Nonfarm nonresidential	399,958	345,893
Residential Real Estate:
Multi-family	45,903	50,224
1-4 Family	166,715	168,873
Consumer	33,894	36,440
Agriculture	46,689	35,924
Other	482	466
Subtotal	1,127,945	1,001,840
Less: Allowance for loan losses	(13,031)	(11,531)
Loans, net	$1,114,914	$990,309

(1)	Includes SBA Paycheck Protection Program (“PPP”) loans of $150,000 and $1.2 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2022:
Beginning balance	$2,988	$7,131	$1,397	$537	$493	$4	$12,550
Provision (negative provision)	(46)	(1,132)	(254)	43	140	(1)	(1,250)
Loans charged off	(6)	–	(43)	(37)	–	–	(86)
Recoveries	28	1,492	267	30	–	–	1,817
Ending balance	$2,964	$7,491	$1,367	$573	$633	$3	$13,031

September 30, 2021:
Beginning balance	$2,304	$7,799	$1,646	$385	$500	$3	$12,637
Provision (negative provision)	371	(80)	(124)	146	(13)	–	300
Loans charged off	–	–	(18)	(7)	–	–	(25)
Recoveries	10	3	34	7	7	–	61
Ending balance	$2,685	$7,722	$1,538	$531	$494	$3	$12,973

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
September 30, 2022:
Beginning balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531
Provision (negative provision)	70	(244)	(76)	92	108	–	(50)
Loans charged off	(31)	(158)	(369)	(122)	–	–	(680)
Recoveries	37	1,714	369	65	45	–	2,230
Ending balance	$2,964	$7,491	$1,367	$573	$633	$3	$13,031

September 30, 2021:
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	155	788	(403)	187	(76)	(1)	650
Loans charged off	(19)	(129)	(30)	(58)	(44)	–	(280)
Recoveries	20	13	72	41	14	–	160
Ending balance	$2,685	$7,722	$1,538	$531	$494	$3	$12,973

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2022:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$–	$1	$–	$–	$–	$1
Collectively evaluated for impairment	2,964	7,491	1,366	573	633	3	13,030
Total ending allowance balance	$2,964	$7,491	$1,367	$573	$633	$3	$13,031

Loans:
Loans individually evaluated for impairment	$–	$477	$509	$214	$–	$–	$1,200
Loans collectively evaluated for impairment	240,182	593,603	212,109	33,680	46,689	482	1,126,745
Total ending loans balance	$240,182	$594,080	$212,618	$33,894	$46,689	$482	$1,127,945

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

The following tables present information related to loans individually evaluated for impairment by class of loans as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021:

	As of September 30, 2022			Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$265	$—	$—	$—	$1	$—	$1
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	81	29	—	29	—	112	53
Nonfarm nonresidential	1,048	448	—	1,482	2	2,129	148
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,355	450	—	489	20	501	119
Consumer	446	214	—	118	—	70	1
Agriculture	315	—	—	—	—	4	23
Other	—	—	—	—	—	—	—
Subtotal	3,510	1,141	—	2,118	23	2,816	345
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	59	59	1	60	—	84	—
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	59	59	1	60	—	84	—
Total	$3,569	$1,200	$1	$2,178	$23	$2,900	$345

	As of December 31, 2021			Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$290	$—	$—	$—	$—	$—	$—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	302	215	—	616	26	596	26
Nonfarm nonresidential	7,755	2,663	—	492	12	517	39
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	1,408	501	—	716	74	829	112
Consumer	272	12	—	28	—	21	1
Agriculture	366	9	—	101	—	99	—
Other	—	—	—	—	—	—	—
Subtotal	10,393	3,400	—	1,953	112	2,062	178
With An Allowance Recorded:
Commercial	—	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—	—
Farmland	—	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	4,356	66	4,356	196
Residential real estate:
Multi-family	—	—	—	—	—	—	—
1-4 Family	65	65	2	100	1	102	2
Consumer	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—
Subtotal	65	65	2	4,456	67	4,458	198
Total	$10,458	$3,465	$2	$6,409	$179	$6,520	$376

Cash basis income recognized on impaired loans for the three and nine months ended September 30, 2022 was $21,000 and $333,000, respectively, compared to $96,000 and $148,000 for the three and nine months ended September 30, 2021, respectively.

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

The following table presents the types of TDR loan modifications by portfolio segment outstanding as of September 30, 2022 and December 31, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2022
Commercial Real Estate:
Nonfarm nonresidential	$146	$—	$146
Residential Real Estate:
1-4 Family	—	59	59
Total TDRs	$146	$59	$205

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$340	$—	$340
Residential Real Estate:
1-4 Family	—	65	65
Total TDRs	$340	$65	$405

At September 30, 2022 and December 31, 2021, 71% and 84%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 and $2,000 in reserves to borrowers whose loan terms have been modified in TDRs as of September 30, 2022 and December 31, 2021, respectively. The Company has no commitment to lend additional amounts as of September 30, 2022 and December 31, 2021 to borrowers with outstanding loans classified as TDRs.

No TDR modifications occurred during the three and nine months ended September 30, 2022. The following table presents a summary of the TDR loan modification by portfolio segment that occurred during the three and nine months ended September 30, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
September 30, 2021
Residential Real Estate:
1-4 Family	$180	$—	$180
Total TDRs	$180	$—	$180

During the three and nine months ended September 30, 2022 and September 30, 2021, no TDRs defaulted on their restructured loan within the 12-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

Past Due Loans

The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
September 30, 2022
Commercial	$—	$22	$—	$—	$22
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	29	29
Nonfarm nonresidential	31	—	—	302	333
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	213	14	—	509	736
Consumer	30	3	—	214	247
Agriculture	26	18	—	—	44
Other	—	—	—	—	—
Total	$300	$57	$—	$1,054	$1,411

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual

	(in thousands)
December 31, 2021
Commercial	$6	$—	$—	$—	$6
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	215	215
Nonfarm nonresidential	—	34	—	2,323	2,357
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	513	148	—	566	1,227
Consumer	37	28	—	12	77
Agriculture	—	—	—	8	8
Other	—	—	—	—	—
Total	$556	$210	$—	$3,124	$3,890

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

As of September 30, 2022, and December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
September 30, 2022
Commercial	$235,779	$41	$—	$4,362	$—	$240,182
Commercial Real Estate:
Construction	127,302	—	—	—	—	127,302
Farmland	64,845	167	—	1,808	—	66,820
Nonfarm nonresidential	398,464	1,174	—	320	—	399,958
Residential Real Estate:
Multi-family	45,903	—	—	—	—	45,903
1-4 Family	163,329	1,773	—	1,613	—	166,715
Consumer	33,270	7	—	617	—	33,894
Agriculture	46,635	15	—	39	—	46,689
Other	482	—	—	—	—	482
Total	$1,116,009	$3,177	$—	$8,759	$—	$1,127,945

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2021
Commercial	$207,729	$5,207	$—	$7,890	$—	$220,826
Commercial Real Estate:
Construction	74,806	—	—	—	—	74,806
Farmland	65,836	170	—	2,382	—	68,388
Nonfarm nonresidential	341,780	413	—	3,700	—	345,893
Residential Real Estate:
Multi-family	50,224	—	—	—	—	50,224
1-4 Family	164,850	2,038	—	1,985	—	168,873
Consumer	36,408	5	—	27	—	36,440
Agriculture	35,863	23	—	38	—	35,924
Other	466	—	—	—	—	466
Total	$977,962	$7,856	$—	$16,022	$—	$1,001,840

Note 4 – Leases

As of September 30, 2022, the Company leases real estate for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 21 years as of September 30, 2022.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the rate of interest that the Bank estimates it would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.20% as of September 30, 2022.

Total rental expense was $125,000 and $375,000, respectively, for the three and nine months ended September 30, 2022, compared to $78,000 and $326,000, respectively, for the three and nine months ended September 30, 2021. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $6.4 million as of September 30, 2022 and $5.3 million as of December 31, 2021.

Total estimated rental commitments for the operating leases were as follows as of September 30, 2022 (in thousands):

September 30, 2022

October – December 2022	$114
2023	457
2024	458
2025	438
2026	408
Thereafter	8,899
Total minimum lease payments	10,774
Discount effect of cash flows	(4,352)
Present value of lease liabilities	$6,422

Note 5 – Deposits

The following table details deposits by category:

	September 30, 2022	December 31, 2021
	(in thousands)
Non-interest bearing	$287,938	$274,083
Interest checking	286,867	287,208
Money market	215,450	217,943
Savings	154,545	163,423
Certificates of deposit (1)	273,780	266,011
Total	$1,218,580	$1,208,668

(1)	Includes brokered deposits of $29.0 million at September 30, 2022. There were no brokered deposits at December 31, 2021.

Time deposits of $250,000 or more were $65.3 million and $33.4 million at September 30, 2022 and December 31, 2021, respectively.

Scheduled maturities of total time deposits at September 30, 2022 for each of the next five years are as follows (in thousands):

Year 1	$209,169
Year 2	37,577
Year 3	17,358
Year 4	5,918
Year 5	2,819
Thereafter	939
$273,780

Note 6 – Advances from the Federal Home Loan Bank

Advances from the Federal Home Loan Bank were as follows:

	September 30,	December 31,
	2022	2021
	(in thousands)

Short term advances (fixed rates 3.04% to 4.02%) maturing October 2022 to January 2023	$90,000	$—
Long term advances	—	20,000
Total advances from the Federal Home Loan Bank	$90,000	$20,000

FHLB advances had a weighted-average rate of 3.33% at September 30, 2022 and 0.77% at December 31, 2021. Each advance is payable per terms on agreement, with a prepayment penalty. The $20.0 million long-term advance outstanding at December 31, 2021 was called by the FHLB in May 2022. No prepayment penalties were incurred during 2022 or 2021. The advances were collateralized by approximately $351.7 million of commercial real estate and first mortgage residential loans, under a blanket lien arrangement at September 30, 2022. At December 31, 2021, the advances were collateralized by approximately $121.8 million of first mortgage residential loans under a blanket lien arrangement and loans originated under the SBA Payment Protection Plan. At September 30, 2022, the Bank’s additional borrowing capacity with the FHLB was $71.5 million.

Scheduled principal payments on the above during the next five years and thereafter (in thousands):

Advances
Year 1	90,000
$90,000

Note 7 – Borrowings

Junior Subordinated Debentures – The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. At September 30, 2022, the Company is current on all interest payments.

A summary of the junior subordinated debentures is as follows:

Description	Issuance Date	Interest Rate (1)	Junior Subordinated Debt Owed To Trust	Maturity Date (2)
Statutory Trust I	2/13/2004	3-month LIBOR + 2.85%	$3,000,000	2/13/2034
Statutory Trust II	2/13/2004	3-month LIBOR + 2.85%	5,000,000	2/13/2034
Statutory Trust III	4/15/2004	3-month LIBOR + 2.79%	3,000,000	4/15/2034
Statutory Trust IV	12/14/2006	3-month LIBOR + 1.67%	10,000,000	3/01/2037
			$21,000,000

(1)	As of September 30, 2022, 3-month LIBOR was 3.75%.
(2)	The debentures are callable at the Company’s option at their principal amount plus accrued interest.

Subordinated Capital Notes – The Company’s subordinated notes mature on July 31, 2029. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital.

Federal Funds Line – At September 30, 2022, the Company had a $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

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

Financial assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at September 30, 2022 Using
		(in thousands)
		Quoted Prices In		Significant
		Active Markets for	Significant Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Available for sale securities
U.S. Government and federal agency	$21,946	$—	$21,946	$—
Agency mortgage-backed: residential	70,432	—	70,432	—
Collateralized loan obligations	45,988	—	45,988	—
Corporate bonds	42,926	—	29,594	13,332
Total	$181,292	$—	$167,960	$13,332

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$26,243	$—	$26,243	$—
Agency mortgage-backed: residential	94,019	—	94,019	—
Collateralized loan obligations	50,149	—	50,149	—
Corporate bonds	43,802	$—	$29,761	$14,041
Total	$214,213	$—	$200,172	$14,041

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. There were no transfers between Level 2 and Level 3 during 2022.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021:

September 30, 2022
Corporate Bonds
(in thousands)
Balance of recurring Level 3 assets at January 1, 2022	$14,041
Total gains or losses for the year:
Included in other comprehensive income	(709)
Transfers into Level 3	—
Balance of recurring Level 3 assets at September 30, 2022	$13,332

	September 30, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in earnings	—	465
Included in other comprehensive income	106	1,479
Calls	—	(5,000)
Transfers into Level 3	—	—
Balance of recurring Level 3 assets at September 30, 2021	$2,494	$8,860

The following table presents quantitative information about recurring level 3 fair value measurements are summarized below (in thousands):

	Fair Value Measurements at September 30, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$13,332	Discounted cash flow	Constant prepayment rate			0%
			Spread to benchmark yield	224%	-	377%	(288%)
			Indicative broker bid	80%	-	97%	(89%)

	Fair Value Measurements at December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Corporate bonds	$14,041	Discounted cash flow	Constant prepayment rate			0%
			Spread to benchmark yield	200%	-	298%	(235%)
			Indicative broker bid	99%	-	106%	(103%)

Financial assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2022 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$58	$—	$—	$58

		Fair Value Measurements at December 31, 2021 Using

Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Residential real estate:
1-4 Family	$63	$—	$—	$63

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $59,000 at September 30, 2022 with a valuation allowance of $1,000, resulting in no provision for loan losses for the three months or nine months ended September 30, 2022. Impaired loans had a carrying amount of $4.5 million at September 30, 2021 with a valuation allowance of $2.2 million, resulting in no provision for loan losses for the three months ended September 30, 2021 and $1,000 provision for loan losses for the nine months ended September 30, 2021, respectively. At December 31, 2021, impaired loans had a carrying amount of $65,000, with a valuation allowance of $2,000.

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at September 30, 2022 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$57,370	$57,370	$—	$—	$57,370
Securities available for sale	181,292	—	167,960	13,332	181,292
Securities held to maturity	43,350	—	33,768	—	33,768
Federal Home Loan Bank stock	5,176	N/A	N/A	N/A	N/A
Loans, net	1,114,914	—	—	1,043,243	1,043,243
Accrued interest receivable	4,351	—	1,094	3,257	4,351
Financial liabilities
Deposits	$1,218,580	$287,938	$926,278	$—	$1,214,216
Federal Home Loan Bank advances	90,000	—	90,009	—	90,009
Junior subordinated debentures	21,000	—	—	18,498	18,498
Subordinated capital notes	25,000	—	—	23,791	23,791
Accrued interest payable	586	—	285	301	586

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$77,603	$77,603	$—	$—	$77,603
Securities available for sale	214,213	—	200,172	14,041	214,213
Securities held to maturity	46,460	—	46,280	—	46,280
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	990,309	—	—	981,995	981,995
Accrued interest receivable	3,870	—	1,022	2,848	3,870
Financial liabilities
Deposits	$1,208,668	$274,083	$935,768	$—	$1,209,851
Federal Home Loan Bank advances	20,000	—	20,046	—	20,046
Junior subordinated debentures	21,000	—	—	19,500	19,500
Subordinated capital notes	25,000	—	—	26,149	26,149
Accrued interest payable	764	—	136	628	764

In accordance with ASU 2016-01, the methods utilized to measure the fair value of financial instruments represent an approximation of exit price; however, an actual exit price may differ.

Fair value estimates are made at a specific point in time based on relevant market information and information about financial instruments. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Therefore, calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. Changes in assumptions could significantly impact estimates.

Note 9 – Income Taxes

Deferred tax assets and liabilities were due to the following as of:

	September 30,	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$15,329	$19,335
Allowance for loan losses	3,252	2,877
Net unrealized loss on securities	4,711	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	328	321
Accrued expenses	94	138
Lease liability	1,603	1,328
Other	179	202
	25,704	24,409

Deferred tax liabilities:
FHLB stock dividends	361	415
Fixed assets	120	133
Deferred loan costs	165	176
Net unrealized gain on securities	—	390
Lease right-of-use assets	1,603	1,328
Net assets from acquisitions	249	108
Other	204	276
	2,702	2,826
Net deferred tax asset	$23,002	$21,583

At September 30, 2022, the Company had net federal operating loss carryforwards of $68.6 million, which will begin to expire in 2033, and state net operating loss carryforwards of $23.2 million, which begin to expire in 2029.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the three or nine months ended September 30, 2022 or September 30, 2021 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, the Company adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Upon adoption of this plan, the Company declared a dividend of one preferred stock purchase right for each common share outstanding as of the close of business on July 10, 2015. Any shareholder or group that acquires beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company will not be considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, as amended November 25, 2019, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights plan was extended in May 2021 to expire upon the earlier of (i) June 30, 2024, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan. On October 24, 2022, with the unanimous approval of the Company’s Board of Directors, the Company amended the rights plan to accelerate its final expiration date to October 24, 2022, effectively terminating the tax benefits preservation plan as of that date.

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

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2019.

Note 10 – Stock Plans and Stock Based Compensation

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan (“2018 Plan”) total 122,203. Shares issued to employees under the plan vest over periods of up to seven years. Shares issued annually to non-employee directors have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2022 unvested shares issued was $1.3 million, or $19.61 per weighted-average share. The Company recorded $212,000 and $673,000 of stock-based compensation to salaries expense for the three and nine months ended September 30, 2022, respectively, and $214,000 and $515,000 for the three and nine months ended September 30, 2021, respectively. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule. A deferred tax benefit of $53,000 and $168,000 was recognized related to this expense during the three and nine months ended September 30, 2022, respectively, and $54,000 and $129,000 for the three and nine months ended September 30, 2021, respectively.

The following table summarizes unvested share activity as of and for the periods indicated for the Stock Compensation Plan:

	Nine Months Ended		Twelve Months Ended
	September 30, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	111,536	$13.73	47,438	$15.34
Granted	64,600	19.61	110,024	13.52
Vested	(30,827)	16.06	(37,590)	15.13
Forfeited	(10,109)	15.20	(8,336)	13.66
Outstanding, ending	135,200	$15.90	111,536	$13.73

Unrecognized stock-based compensation expense related to unvested shares is estimated as follows (in thousands):

October 2022 – December 2022	$211
2023	467
2024	339
2025	197
2026	189
Thereafter	175

Note 11 – Earnings per Share

The factors used in the basic and diluted earnings per share computations follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share data)

Net income	$5,813	$4,341	$13,428	$11,464
Less:
Earnings allocated to unvested shares	104	76	221	169
Net income available to common shareholders, basic and diluted	$5,709	$4,265	$13,207	$11,295

Basic and Diluted
Weighted average common shares including unvested common shares outstanding	7,639,492	7,602,686	7,628,677	7,591,800
Less:
Weighted average unvested common shares	136,283	133,073	125,736	111,790
Weighted average common shares outstanding	7,503,209	7,469,613	7,502,941	7,480,010
Basic and diluted income per common share	$0.76	$0.57	$1.76	$1.51

The Company had no outstanding stock options or warrants at September 30, 2022 or 2021.

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

As of September 30, 2022, Management believes the Company and Bank met all capital adequacy requirements to which they are subject. As of September 30, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total risk-based capital (to risk- weighted assets)	$179,662	13.53%	$106,196	8.00%	$132,745	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	166,631	12.55	59,735	4.50	86,284	6.50
Tier 1 capital (to risk-weighted assets)	166,631	12.55	79,647	6.00	106,196	8.00
Tier 1 capital (to average assets)	166,631	11.56	57,662	4.00	72,078	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total risk-based capital (to risk- weighted assets)	$160,700	13.31%	$96,591	8.00%	$120,738	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	149,169	12.35	54,332	4.50	78,480	6.50
Tier 1 capital (to risk-weighted assets)	149,169	12.35	72,443	6.00	96,591	8.00
Tier 1 capital (to average assets)	149,169	10.84	55,057	4.00	68,822	5.00

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by its subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Based on these regulations, the Bank was eligible to pay $19.6 million in dividends as of September 30, 2022. The Bank paid the Company $2.4 million in dividends during the nine months ended September 30, 2022.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each period ended:

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$56,136	$41,637	$85,294	$60,683
Unused lines of credit	9,311	114,960	12,828	108,635
Standby letters of credit	365	346	566	326

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $12.1 million at September 30, 2022 and December 31, 2021. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At September 30, 2022 and December 31, 2021, the fair value of the risk participation agreements were $5,000 and $67,000, respectively.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $195,000 and $512,000 of revenue for the three and nine months ended September 30, 2022, respectively, within the scope of ASC 606. Other non-interest income included approximately $162,000 and $460,000 of revenue for the three and nine months ended September 30, 2021, respectively, within the scope of ASC 606. The remaining other non-interest income for the three and nine months is excluded from the scope of ASC 606.

Note 15 – Subsequent Events

Merger Agreement – On October 24, 2022, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp, Inc. (“Peoples”). The Merger Agreement provides for a business combination whereby the Company will merge with and into Peoples (the “Merger”), with Peoples as the surviving corporation in the Merger. Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately prior to the Effective Time (except for Dissenting Shares, as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.90 of common shares, no par value, of Peoples (“Peoples Common Shares”). The Merger Agreement contains certain termination rights for both Peoples and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Peoples a termination fee of $8.3 million. The Merger is expected to close in the second quarter of 2023, pending satisfaction of various closing conditions, including, but not limited to: (1) adoption of the Merger Agreement by the shareholders of Peoples and the Company; (2) authorization for listing on Nasdaq of the Peoples Common Shares to be issued in the Merger; (3) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Ohio Division of Financial Institutions, and the Kentucky Department of Financial Institutions; (4) effectiveness of the registration statement on Form S-4 for the Peoples Common Shares to be issued in the Merger; and (5) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

Tax Benefit Preservation Plan Termination – In 2015, the Company adopted a Tax Benefits Preservation Plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. See “Note 9 – Income Taxes,” to the financial statements for additional disclosure related to the Tax Benefits Preservation Plan. On October 24, 2022, with the unanimous approval of the Company’s Board of Directors, the Company amended the Tax Benefits Preservation Plan to accelerate its final expiration date to October 24, 2022, effectively terminating the Tax Benefits Preservation Plan as of that date.

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

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to:

●	the impact of the novel coronavirus disease 2019 (“COVID-19”) pandemic and the economic and financial disruptions and instabilities that have followed it;
●	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
●	changes in inflation and efforts to control it;
●	changes in the interest rate environment, which may reduce the Company’s margins or impact the value of securities, loans, deposits and other financial instruments;
●	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;
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
●

risks related to the pending Merger with Peoples Bancorp, including risks if the Company is unable to complete the Merger due to the failure of the Company’s shareholders or Peoples’ shareholders to approve the Merger Agreement, the failure to satisfy other conditions to completion of the Merger, including receipt of required regulatory and other approvals, the failure of the proposed Merger to close for any other reason, the diversion of management’s attention from ongoing business operations and opportunities due to the Merger, and the effect of the announcement of the Merger on the Company’s customer and employee relationships and operating results;

●	fiscal and governmental policies of the United States federal government; and
●

other risks and uncertainties reported from time to time in the Company’s filings with the Securities and Exchange Commission (“SEC”), including Part II Item 1A “Risk Factors” of this report, as well as Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cautionary Statement

The statements in this quarterly report regarding the Company’s Merger Agreement with Peoples are qualified by the detailed terms and conditions of the Merger Agreement, which is Exhibit 2.1 to this report. The Merger Agreement is the contractual document that establishes and governs the legal relations of the Company and Peoples with respect to the Merger and is not intended to be, and should not be relied on as, a source of factual, business or operational information about either the Company or Peoples. The representations, warranties, covenants and agreements made by the parties to the Merger Agreement are made as of specific dates and are qualified and limited, including by information in disclosure schedules that the parties exchanged in connection with the execution of such Merger Agreement. Moreover, certain of the representations and warranties are subject to a contractual standard of materiality that may be different from what may be viewed as material to an investor. Representations and warranties may be used as a tool to allocate risks between the parties to the Merger Agreement, including where the parties do not have complete knowledge of all facts. The Merger Agreement should not be read alone, but should instead be read in conjunction with the other information regarding Peoples, the Company, their respective affiliates or their respective businesses, the Merger Agreement and the Merger that will be contained in, or incorporated by reference into, the Registration Statement on Form S-4 to be filed by Peoples that will include a proxy statement of the Company and Peoples and a prospectus of Peoples, as well as in the Forms 10-K, Forms 10-Q and other filings that each of Peoples and the Company make with the SEC. INVESTORS ARE URGED TO READ THE REGISTRATION STATEMENT AND THE CORRESPONDING PROXY STATEMENT/PROSPECTUS REGARDING THE MERGER WHEN IT BECOMES AVAILABLE, AS WELL AS ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SEC, TOGETHER WITH ALL AMENDMENTS AND SUPPLEMENTS TO THOSE DOCUMENTS, AS THEY WILL CONTAIN IMPORTANT INFORMATION. Investors and security holders may obtain a free copy of these documents (when available) through the website maintained by the SEC at www.sec.gov or by accessing Peoples' website (http://www.peoplesbancorp.com) under the tab "Investor Relations" and then under the heading "SEC Filings." and the Company’s website (https://www.limestonebank.com) under the tab “About Us – Investor Relations” and then under the tab “Documents – SEC Filings.” Shareholders of the Company also will be able to obtain copies of the proxy statement/prospectus and the filings with the SEC that will be incorporated by reference in the proxy statement/prospectus, without charge, by directing a request to Phil W. Barnhouse, Chief Financial Officer, Limestone Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223-4156, telephone 502-499-4800.

This quarterly report is not intended to and shall not constitute an offer to sell or the solicitation of an offer to buy securities. This quarterly report is also not a solicitation of any vote in connection with the Merger. No offer of securities or solicitation will be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

Overview

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the thirteenth largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of September 30, 2022, the Company had total assets of $1.49 billion, total loans of $1.13 billion, total deposits of $1.22 billion and stockholders’ equity of $128.4 million.

On October 24, 2022, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp, Inc. (“Peoples”). The Merger Agreement provides for a business combination whereby the Company will merge with and into Peoples (the “Merger”), with Peoples as the surviving corporation in the Merger. Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately prior to the Effective Time (except for Dissenting Shares, as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.90 of common shares, no par value, of Peoples. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger is expected to close in the second quarter of 2023.

In conjunction with the Merger Agreement discussed above, the Company, with the unanimous approval of the Board of Directors, terminated its Tax Benefit Preservation Plan on October 24, 2022. The Tax Benefit Preservation Plan was originally put in place in 2015 and designed to preserve the benefits of the Company’s substantial tax assets. Restrictions on transfer designed to protect the Company’s tax assets remain in effect under the Company’s Articles of Incorporation, as approved by shareholders.

The Company reported net income of $5.8 million, or $0.76 per basic and diluted common share, and $13.4 million, or $1.76 per basic and diluted common share, for the three and nine months ended September 30, 2022, compared with net income of $4.3 million, or $0.57 per basic and diluted common share, and $11.5 million, or $1.51 per basic and diluted common share, for the same periods of 2021.

Highlights for the nine months ended September 30, 2022 are as follows:

●

Average loans receivable increased approximately $100.0 million, or 10.4%, to $1.06 billion for the nine months ended September 30, 2022, compared with $959.6 million for the first nine months of 2021. SBA Paycheck Protection Program (“PPP”) loans averaged $340,000 and $19.4 million for the first nine months of 2022 and 2021, respectively.

●

Net interest margin increased three basis points to 3.56% in the first nine months of 2022 compared with 3.53% in the first nine months of 2021. The Federal Reserve increased the fed funds target by 25 basis points on March 16, 2022, 50 basis points on May 4, 2022, 75 basis points on June 15, 2022, 75 basis points on July 26, 2022, and 75 basis points on September 20, 2022. During the second and third quarters of 2022, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations benefitted from the upward movement in short-term rates and are expected to continue to benefit as rates continue to rise. The cost of interest-bearing liabilities has also been impacted to a lesser extent but is also expected to continue to increase as short-term interest rates continue to rise.

●

The yield on earning assets increased to 4.05% for the first nine months of 2022, compared to 4.00% for the first nine months of 2021. The yield on earning assets for the first nine months of 2021 was significantly impacted by $2.5 million in PPP fees, compared to $45,000 for the first nine months of 2022. During the first nine months of 2022, PPP fees represented approximately one basis point of earning asset yield and net interest margin, compared to 27 basis points for the first nine months of 2021. The reduction in PPP fee income was offset by an increase in interest revenue due to an increase in average loans between periods. The increase in average loans resulted in an increase in interest revenue volume of approximately $3.4 million for nine months ended September 30, 2022, which was offset by a decrease in interest revenue attributable to rates of $1.4 million due primarily to lower PPP fees between periods, as compared with the nine months ended September 30, 2021.

●

The cost of interest-bearing liabilities increased from 0.62% in the first nine months of 2021 to 0.66% in the first nine months of 2022 as a result of increases in short-term interest rates during 2022.

●

Net loan recoveries were $1.6 million for the first nine months of 2022, compared to net loan charge-offs of $120,000 for the first nine months of 2021. During the third quarter of 2022, the Bank received a payoff of $2.0 million on a nonaccrual commercial real estate loan resulting in a recovery of $1.5 million.

●

A negative provision for loan losses of $1.3 million and $50,000 was recorded in the third quarter and first nine months of 2022, respectively, compared to a provision for loan losses of $300,000 and $650,000 in the third quarter and the first nine months of 2021, respectively. The 2022 negative loan loss provisions were primarily attributable to the significant recovery recognized during the third quarter and its impact on the historical loss percentages, offset by the additional reserve required by the growth trends within the portfolio during the period. The 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

●

Loans past due 30-59 days decreased from $556,000 at December 31, 2021 to $300,000 at September 30, 2022, and loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $57,000 at September 30, 2022. Total loans past due and nonaccrual loans decreased to $1.4 million at September 30, 2022 from $3.9 million at December 31, 2021.

●

Deposits were $1.22 billion at September 30, 2022, compared with $1.21 billion at December 31, 2021. Certificate of deposit balances increased $7.8 million during the first nine months of 2022 to $273.8 million at September 30, 2022, from $266.0 million at December 31, 2021. Non-interest bearing accounts increased $13.9 million, savings accounts decreased $8.9 million, money market accounts decreased $2.5 million, and interest checking accounts decreased $341,000 during the first nine months of 2022 compared with December 31, 2021.

●	On October 1, 2022, the Company paid a $0.05 per common share cash dividend to shareholders of record as of the close of business on September 16, 2022.

Application of Critical Accounting Policies

Management continually reviews accounting policies and financial information disclosures. The Company’s more significant accounting policies that require the use of estimates and judgments in preparing the financial statements are summarized in “Application of Critical Accounting Policies” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Company’s Annual Report on Form 10-K for the calendar year ended December 31, 2021. Management has discussed the development, selection, and application of the Company’s critical accounting policies with its Audit Committee. During the first nine months of 2022, there were no material changes in the critical accounting policies and assumptions.

Results of Operations

The following table summarizes components of income and expense and the change in those components for the three months ended September 30, 2022, compared with the same period of 2021:

	For the Three Months		Change from
	Ended September 30,		Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)

Gross interest income	$15,121	$12,975	$2,146	16.5%
Gross interest expense	2,209	1,354	855	63.1
Net interest income	12,912	11,621	1,291	11.1
Provision (negative provision) for loan losses	(1,250)	300	(1,550)	(516.7)
Non-interest income	2,228	2,436	(208)	(8.5)
Non-interest expense	8,697	8,050	647	8.0
Net income before taxes	7,693	5,707	1,986	34.8
Income tax expense	1,880	1,366	514	37.6
Net income	5,813	4,341	1,472	33.9

Net income for the three months ended September 30, 2022 totaled $5.8 million, compared with $4.3 million for the comparable period of 2021. Net interest income increased $2.1 million from the 2021 third quarter primarily as a result of an increase in average loans as compared to the prior period. A negative provision for loan losses of $1.3 million was recorded in the third quarter of 2022, as compared to a provision for loan losses of $300,000 in the third quarter of 2021. The 2022 negative loan loss provision was primarily attributable to the significant recovery recognized during the third quarter and its impact on the historical loss percentages, offset by the additional reserve required by the growth trends within the portfolio during the period. The 2021 loan loss provision was attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

Non-interest income decreased $208,000 from $2.4 million in the third quarter of 2021 to $2.2 million for the third quarter of 2022. The third quarter of 2021 included a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio. Service charges on deposit accounts increased $165,000 as compared to the third quarter of 2021 due to an increase in transaction volumes. Non-interest expense increased $647,000 from $8.1 million in the third quarter of 2021 to $8.7 million in the third quarter of 2022. Salaries and benefits expense increased $377,000 from the third quarter of 2021 as a result of the inflationary impact on talent acquisition and the administration of annual salary adjustments, increased health care utilization costs, and a modest increase in performance-based incentive compensation. Other non-interest expense increased $214,000 from the third quarter of 2021 primarily related to an increase in losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period.

The following table summarizes components of income and expense and the change in those components for the nine months ended September 30, 2022, compared with the same period of 2021:

	For the Nine Months		Change from
	Ended September 30,		Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)

Gross interest income	$40,670	$37,601	$3,069	8.2%
Gross interest expense	4,964	4,386	578	13.2
Net interest income	35,706	33,215	2,491	7.5
Provision (negative provision) for loan losses	(50)	650	(700)	(107.7)
Non-interest income	6,722	6,455	267	4.1
Non-interest expense	24,895	23,988	907	3.8
Net income before taxes	17,583	15,032	2,551	17.0
Income tax expense	4,155	3,568	587	16.5
Net income	13,428	11,464	1,964	17.1

Net income for the nine months ended September 30, 2022 totaled $13.4 million, compared with net income of $11.5 million for the comparable period of 2021. Net interest income increased $2.5 million from the first nine months of 2021 as a result of an increase in average loans and average investment securities. A negative provision for loan losses of $50,000 was recorded in the first nine months of 2022, as compared to $650,000 provision for loan losses in the first nine months of 2021. The 2022 negative loan loss provision was primarily attributable to the significant recovery recognized during the third quarter and its impact on the historical loss percentages, offset by the additional reserve required by the growth trends within the portfolio during the period. The 2021 loan loss provision was attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

Non-interest income increased by $267,000 to $6.7 million from $6.5 million in the first nine months of 2021. The increase was primarily due to an increase in services charges on deposit accounts of $421,000 due to an increase in transaction volumes, as well as a $179,000 increase in bank owned life insurance income due to additional policies being purchased in March 2022. Non-interest income for the first nine months of 2022 also included a $163,000 gain on sale of premises held for sale from the first quarter of 2022, while the first nine months of 2021 included a $191,000 gain on sale of OREO from the second quarter of 2021, as well as a $465,000 gain on the call of a corporate bond from the third quarter of 2021. Non-interest expense increased $907,000 from $24.0 million in the first nine months of 2021 to $24.9 million in the first nine months of 2022. The increase was primarily due to an increase of $643,000 in salaries and benefits as discussed above, and a $328,000 increase in other non-interest expense primarily related to losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period.

Net Interest Income – Net interest income was $12.9 million for the three months ended September 30, 2022, an increase of $1.3 million, or 11.1%, compared with $11.6 million for the same period in 2021. Net interest spread and margin were 3.52% and 3.73%, respectively, for the third quarter of 2022, compared with 3.47% and 3.61%, respectively, for the third quarter of 2021.

The Federal Reserve increased the fed funds target by 25 basis points on March 16, 2022, 50 basis points on May 4, 2022, 75 basis points on June 15, 2022, 75 basis points on July 26, 2022, and 75 basis points on September 20, 2022. During the second and third quarters of 2022, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations benefitted from the upward movement in short-term rates and are expected to continue to benefit as rates continue to rise. The cost of interest-bearing liabilities has also been impacted to a lesser extent but is also expected to continue to increase as short-term interest rates continue to rise.

The yield on earning assets increased to 4.37% for the third quarter of 2022, as compared to 4.03% in the third quarter of 2021. Average interest-earning assets were $1.38 billion for the third quarter of 2022, compared with $1.28 billion for the third quarter of 2021, a 7.4% increase. Average loans increased approximately $143.9 million and average investment securities increased $7.4 million, while average lower yielding fed funds sold decreased $56.2 million for the third quarter of 2022, compared with the third quarter of 2021. PPP loans averaged $157,000 and $12.6 million for the third quarter of 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $1.7 million for the quarter ended September 30, 2022, which was partially offset by a decrease in interest revenue attributable to rates of $117,000 due primarily to lower PPP fees between periods, as compared with the third quarter of 2021. Total interest income increased 16.5%, or $2.1 million, for the third quarter of 2022 compared to the third quarter of 2021.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest margin. The amount of loan fee income included in total interest income was $279,000 and $1.5 million for the quarters ended September 30, 2022 and September 30, 2021, respectively. This represents eight basis points and 48 basis points of yield on earning assets and net interest margin for the third quarter ended September 30, 2022 and 2021, respectively. Loan fee income for the third quarter of 2022 did not include any fees earned on PPP loans, compared to $1.4 million in the third quarter of 2021, which represented 43 basis points of earning asset yield and net interest margin for the third quarter of 2021.

The cost of interest-bearing liabilities increased to 0.85% for the third quarter of 2022, as compared to 0.56% for the third quarter of 2021. While deposit mix has continued to improve as compared to the prior year third quarter, the cost of interest-bearing liabilities was impacted by recent increases in short-term interest rates. Future short-term rate increases are expected to further impact the cost of interest-bearing liabilities. Average interest-bearing liabilities increased by 7.9% to $1.03 billion for the third quarter of 2022, as compared to $954.0 million for the third quarter of 2021 primarily due to an increase of $42.2 million in average FHLB advances and a $32.9 million increase in average interest-bearing deposits. Total interest expense increased by 63.1% to $2.2 million for the third quarter of 2022 as compared to $1.4 million for the third quarter of 2021.

Net interest income was $35.7 million for the nine months ended September 30, 2022, an increase of $2.5 million, or 7.5%, compared with $33.2 million for the same period in 2021. Net interest spread and margin were 3.39% and 3.56%, respectively, for the first nine months of 2022, compared with 3.38% and 3.53%, respectively, for the first nine months of 2021.

The yield on earning assets increased to 4.05% for the first nine months of 2022, as compared to 4.00% in the first nine months of 2021. Average interest-earning assets increased approximately $84.8 million for the nine months ended September 30, 2022, compared with the first nine months of 2021. Average loans for the first nine months of 2022 increased approximately $100.0 million and average investment securities increased $30.8 million, while average lower yielding fed funds sold decreased $45.4 million compared with the first nine months of 2021. PPP loans averaged $340,000 and $19.4 million for the first nine months of 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $3.4 million for nine months ended September 30, 2022, which was offset by a decrease in interest revenue attributable to rates of $1.4 million due primarily to lower PPP fees between periods, as compared with the nine months ended September 30, 2021. The increase in average investment securities also resulted in $565,000 in additional interest income as compared to the prior period. Total interest income increased 8.2%, or $3.1 million, for the first nine months of 2022 compared to the first nine months of 2021.

The amount of loan fee income included in total interest income was $776,000 and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. This represents eight basis points and 35 basis points of yield on earning assets and net interest margin for the nine months ended September 30, 2022 and 2021, respectively. Loan fee income included PPP fees of $45,000 and $2.5 million for the nine months ended September 30, 2022 and 2021, respectively, which represents approximately one basis point and 27 basis points of earning asset yield and net interest margin for those nine-month periods, respectively.

The cost of interest-bearing liabilities increased to 0.66% for the first nine months of 2022, as compared to 0.62% for the first nine months of 2021. While deposit mix has continued to improve as compared to the prior year, the cost of interest-bearing liabilities was impacted by the recent increases in short-term interest rates and is expected to continue to increase as short-term interest rates continue to rise. Average interest-bearing liabilities increased by $58.3 million for the nine months ended September 30, 2022 compared with the first nine months of 2021 primarily due to a $94.3 million increase in average money market accounts, offset by a decrease of $67.4 million in average certificate of deposits. Total interest expense increased by 13.2% to $5.0 million for the nine months ended September 30, 2022 as compared to $4.4 million for the first nine months of 2021.

Average Balance Sheets

The following table presents the average balance sheets for the three-month periods ended September 30, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,096,478	$13,179	4.77%	$952,567	$11,565	4.82%
Securities
Taxable	219,410	1,592	2.88	213,173	1,183	2.20
Tax-exempt	29,615	166	2.96	28,464	168	3.12
FHLB stock	4,718	63	5.30	5,247	28	2.12
Federal funds sold and other	28,550	121	1.68	84,737	31	0.15
Total interest-earning assets	1,378,771	15,121	4.37%	1,284,188	12,975	4.03%
Less: Allowance for loan losses	(12,915)			(12,659)
Non-interest earning assets	85,791			97,843
Total assets	$1,451,647			$1,369,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$251,608	$381	0.60%	$290,062	$384	0.53%
NOW and money market deposits	510,914	729	0.57	436,146	322	0.29
Savings accounts	158,380	132	0.33	161,799	106	0.26
FHLB advances	62,229	354	2.26	20,000	39	0.77
Junior subordinated debentures	21,000	239	4.52	21,000	128	2.42
Subordinated capital notes	25,000	374	5.94	25,000	375	5.95
Total interest-bearing liabilities	1,029,131	2,209	0.85%	954,007	1,354	0.56%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	282,196			278,778
Other liabilities	10,974			10,031
Total liabilities	1,322,301			1,242,816
Stockholders’ equity	129,346			126,556
Total liabilities and stockholders’ equity	$1,451,647			$1,369,372

Net interest income		$12,912			$11,621

Net interest spread			3.52%			3.47%
Net interest margin			3.73%			3.61%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)	Loan fee income included no PPP fees in the three months ended September 30, 2022 and $1.4 million, or 43 basis points, in the three months ended September 30, 2021.

The following table presents the average balance sheets for the nine-month periods ended September 30, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loan receivables (1)(2)	$1,059,609	$35,537	4.48%	$959,571	$33,573	4.68%
Securities
Taxable	223,648	4,338	2.59	197,318	3,402	2.31
Tax-exempt	29,906	495	2.95	25,476	476	3.33
FHLB stock	4,982	127	3.41	5,619	87	2.07
Federal funds sold and other	30,234	173	0.77	75,600	63	0.11
Total interest-earning assets	1,348,379	40,670	4.05%	1,263,584	37,601	4.00%
Less: Allowance for loan losses	(12,291)			(12,620)
Non-interest earning assets	89,330			98,339
Total assets	$1,425,418			$1,349,303

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities:
Certificates of deposit and other time deposits	$256,320	$999	0.52%	$323,748	$1,451	0.60%
NOW and money market deposits	499,568	1,471	0.39	405,238	961	0.32
Savings accounts	162,864	320	0.26	155,364	343	0.30
FHLB advances	44,103	502	1.52	20,203	115	0.76
Junior subordinated debentures	21,000	546	3.48	21,000	390	2.48
Subordinated capital notes	25,000	1,126	6.02	25,000	1,126	6.02
Total interest-bearing liabilities	1,008,855	4,964	0.66%	950,553	4,386	0.62%

Non-interest-bearing liabilities:
Non-interest-bearing deposits	276,829			268,217
Other liabilities	10,317			8,632
Total liabilities	1,296,001			1,227,402
Stockholders’ equity	129,417			121,901
Total liabilities and stockholders’ equity	$1,425,418			$1,349,303

Net interest income		$35,706			$33,215

Net interest spread			3.39%			3.38%

Net interest margin			3.56%			3.53%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.
(2)

Loan fee income included PPP fees of $45,000, or approximately one basis point, for the nine months ended September 30, 2022 and $2.5 million, or 27 basis points, for the nine months ended September 30, 2021.

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

	Three Months Ended September 30, 2022 vs. 2021			Nine Months Ended September 30, 2022 vs. 2021
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$(117)	$1,731	$1,614	$(1,432)	$3,396	$1,964
Securities	365	42	407	390	565	955
FHLB stock	38	(3)	35	51	(11)	40
Federal funds sold and other	124	(34)	90	169	(59)	110
Total increase (decrease) in interest income	410	1,736	2,146	(822)	3,891	3,069

Interest-bearing liabilities:
Certificates of deposit and other time deposits	51	(54)	(3)	(174)	(278)	(452)
NOW and money market accounts	344	63	407	259	251	510
Savings accounts	28	(2)	26	(39)	16	(23)
FHLB advances	150	165	315	177	210	387
Junior subordinated debentures	111	—	111	156	—	156
Subordinated capital notes	(1)	—	(1)	—	—	—
Total increase (decrease) in interest expense	683	172	855	379	199	578
Increase (decrease) in net interest income	$(273)	$1,564	$1,291	$(1,201)	$3,692	$2,491

Non-Interest Income – The following table presents the major categories of non-interest income for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Service charges on deposit accounts	$748	$583	$2,072	$1,651
Bank card interchange fees	1,061	1,044	3,151	3,077
Income from bank owned life insurance	148	112	599	420
Net gain on sale of other real estate owned	—	—	—	191
Gain (loss) on sales and calls of securities, net	—	465	(3)	460
Gain on sale of premises held for sale	—	—	163	—
Other	271	232	740	656
Total non-interest income	$2,228	$2,436	$6,722	$6,455

Non-interest income for the third quarter of 2022 decreased by $208,000, or 8.5%, compared with the third quarter of 2021. The third quarter of 2021 included a $465,000 gain on the call of a corporate bond from the Bank’s available for sale securities portfolio. Compared to the third quarter of 2021, service charges on deposit accounts increased $165,000 due to an increase in transaction volumes.

For the nine months ended September 30, 2022, non-interest income increased by $267,000, or 4.1%, to $6.7 million compared with $6.5 million for the same period of 2021. The increase was primarily due to an increase in services charges on deposit accounts of $421,000 due to an increase in transaction volumes, as well as a $179,000 increase in bank owned life insurance income due to additional policies being purchased in March 2022. Non-interest income for the first nine months of 2022 also included a $163,000 gain on sale of premises held for sale from the first quarter of 2022, while the first nine months of 2021 included a $191,000 gain on sale of OREO from the second quarter of 2021, as well as, a $465,000 gain on the call of a corporate bond from the third quarter of 2021.

Non-interest Expense – The following table presents the major categories of non-interest expense for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Salary and employee benefits	$4,959	$4,582	$14,174	$13,531
Occupancy and equipment	1,134	1,024	3,218	3,063
Deposit account related expenses	571	545	1,692	1,592
Data processing expense	402	378	1,191	1,133
Professional fees	206	219	663	701
Marketing expense	159	200	464	561
FDIC insurance	90	90	270	315
Deposit tax	99	90	297	270
Communications expense	108	153	293	520
Insurance expense	104	105	318	324
Postage and delivery	156	169	469	460
Other	709	495	1,846	1,518
Total non-interest expense	$8,697	$8,050	$24,895	$23,988

Non-interest expense for the third quarter ended September 30, 2022 increased $647,000, or 8.0%, compared with the third quarter of 2021. Salaries and benefits expense increased $377,000 from the third quarter of 2021 as a result of the inflationary impact on talent acquisition and the administration of annual salary adjustments, increased health care utilization costs, and a modest increase in performance-based incentive compensation. Other non-interest expense increased $214,000 from the third quarter of 2021 primarily related to an increase in losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period.

For the nine months ended September 30, 2022, non-interest expense increased $907,000, or 3.8% to $24.9 million compared with $24.0 million for the first nine months of 2021. The increase was primarily due to an increase of $643,000 in salaries and benefits as discussed above, and a $328,000 increase in other non-interest expense primarily related to losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period.

Income Tax Expense – Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)

Federal statutory tax rate	21%	21%	21%	21%
Federal statutory rate times financial statement income	$1,615	$1,199	$3,692	$3,157
Effect of:
State income taxes	294	224	657	607
Tax-exempt interest income	(32)	(38)	(95)	(108)
Non-taxable life insurance income	(31)	(28)	(126)	(105)
Restricted stock vesting	—	(1)	(21)	(1)
Other, net	34	10	48	18
Total	$1,880	$1,366	$4,155	$3,568

Analysis of Financial Condition

Total assets increased $78.0 million, or 5.5%, to $1.49 billion at September 30, 2022, from $1.42 billion at December 31, 2021. This increase was primarily attributable to an increase in loans receivable of $126.1 million and bank owned life insurance of $7.1 million, offset by decreases of $36.0 million in the securities portfolio and $20.2 million in cash and cash equivalents.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, obligations of states and political subdivisions, corporate bonds, and collateralized loan obligations. The investment portfolio decreased by $36.0 million, or 13.8%, to $224.6 million at September 30, 2022, compared with $260.7 million at December 31, 2021. The decrease was comprised primarily of $25.9 million in payment proceeds and $20.2 million in fair value declines attributable to the rising interest rate environment, partially offset by purchases of $10.6 million.

The following table sets forth the carrying value of the securities portfolio at the dates indicated (in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available for sale
U.S. Government and federal agencies	$24,810	$—	$(2,864)	$21,946	$26,075	$301	$(133)	$26,243
Agency mortgage-backed residential	82,193	16	(11,777)	70,432	93,650	1,339	(970)	94,019
Collateralized loan obligations	48,209	—	(2,221)	45,988	50,227	—	(78)	50,149
Corporate bonds	45,493	9	(2,576)	42,926	43,432	572	(202)	43,802
Total available for sale	$200,705	$25	$(19,438)	$181,292	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Held to maturity
State and municipal	$43,350	$—	$(9,582)	$33,768	$46,460	$158	$(338)	$46,280
Total held to maturity	$43,350	$—	$(9,582)	$33,768	$46,460	$158	$(338)	$46,280

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At September 30, 2022, $27.0 million and $19.0 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the nine months ended September 30, 2022.

Stress testing was completed on each security in the CLO portfolio as of September 30, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of September 30, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

Loans Receivable – Loans receivable increased $126.1 million, or 12.6%, during the nine months ended September 30, 2022 to $1.13 billion as loan growth outpaced paydowns. The commercial and commercial real estate portfolios increased by an aggregate of $124.3 million, or 17.5%, during the first nine months of 2022 and comprised 74.0% of the loan portfolio at September 30, 2022. Residential real estate and consumer portfolios decreased by an aggregate of $9.0 million, or 3.5%, during the first nine months of 2022 and comprised 21.9% of the loan portfolio at September 30, 2022.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of September 30,		As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
		(dollars in thousands)

Commercial (1)	$240,182	21.29%	$220,826	22.04%
Commercial Real Estate
Construction	127,302	11.29	74,806	7.47
Farmland	66,820	5.92	68,388	6.83
Nonfarm nonresidential	399,958	35.46	345,893	34.53
Residential Real Estate
Multi-family	45,903	4.07	50,224	5.01
1-4 Family	166,715	14.78	168,873	16.86
Consumer	33,894	3.00	36,440	3.64
Agriculture	46,689	4.14	35,924	3.59
Other	482	0.05	466	0.03
Total loans	$1,127,945	100.00%	$1,001,840	100.00%

(1)	Includes PPP loans of $150,000 and $1.2 million at September 30, 2022 and December 31, 2021, respectively.

Loan Portfolio by Risk Category – The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	September 30, 2022		December 31, 2021
	Loans	% to Total	Loans	% to Total
	(dollars in thousands)

Pass	$1,116,009	98.9%	$977,962	97.6%
Watch	3,177	0.3	7,856	0.8
Special Mention	—	—	—	—
Substandard	8,759	0.8	16,022	1.6
Doubtful	—	—	—	—
Total	$1,127,945	100.0%	$1,001,840	100.00%

Loans receivable increased $126.1 million, or 12.6%, during the nine months ended September 30, 2022 primarily as a result of loan growth outpacing loan payoffs during the period. Since December 31, 2021, the pass category increased approximately $138.0 million, the watch category decreased approximately $4.7 million, and the substandard category decreased approximately $7.3 million. The $7.3 million decrease in loans classified as substandard was primarily driven by $7.8 million in payments, $331,000 in charge-offs, and $262,000 in loans upgraded from substandard, offset by $1.1 million in loans migrating to substandard.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	September 30, 2022	December 31, 2021
	(in thousands)
Past Due Loans:
30-59 Days	$300	$556
60-89 Days	57	210
90 Days and Over	—	—
Total Loans Past Due 30-90+ Days	357	766

Nonaccrual Loans	1,054	3,124
Total Past Due and Nonaccrual Loans	$1,411	$3,890

During the nine months ended September 30, 2022, nonaccrual loans decreased by $2.1 million to $1.1 million. Loans past due 30-59 days decreased from $556,000 at December 31, 2021 to $300,000 at September 30, 2022. Loans past due 60-89 days decreased from $210,000 at December 31, 2021 to $57,000 at September 30, 2022. This represents a $409,000 decrease in accruing past due loans from December 31, 2021 to September 30, 2022 in loans past due 30-89 days. The $2.1 million decrease in nonaccrual loans was primarily due to a payoff of a $2.0 million commercial real estate loan, which resulted in a recovery of $1.5 million. This trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

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

At September 30, 2022 and December 31, 2021, the Bank had two and three restructured loans totaling $205,000 and $405,000, respectively, with borrowers who experienced deterioration in financial condition. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. The Bank had no restructured loans that had been granted principal payment deferrals until maturity at September 30, 2022 or December 31, 2021. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by first liens on commercial real estate properties or 1-4 residential properties. At September 30, 2022 and December 31, 2021, 71% and 84%, respectively, of the TDRs were performing according to their modified terms.

There were no modifications granted during the nine months ended September 30, 2022 and one modification granted during the third quarter and nine months ended September 30, 2021 that resulted in loans being identified as TDRs. See “Note 3 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

Non-Performing Assets – Non-performing assets consist of certain restructured loans for which interest rate or other terms have been renegotiated, loans past due 90 days or more still on accrual, loans on which interest is no longer accrued, real estate acquired through foreclosure and repossessed assets. The following table sets forth information with respect to non-performing assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)

Loans on nonaccrual status	$1,054	$3,124
Troubled debt restructurings on accrual	146	340
Past due 90 days or more still on accrual	—	—
Total non-performing loans	1,200	3,464
Real estate acquired through foreclosure	—	—
Other repossessed assets	—	—
Total non-performing assets	$1,200	$3,464

Nonaccrual loans to total loans	0.09%	0.31%
Non-performing loans and TDRs on accrual to total loans	0.11%	0.35%
Non-performing assets and TDRs on accrual to total assets	0.08%	0.24%
Allowance for loan losses to nonaccrual loans	1,236.34%	369.11%
Allowance for non-performing loans	$22	$12
Allowance for non-performing loans to non-performing loans and TDRs on accrual	1.83%	0.35%

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

Net loan recoveries were $1.7 million and $1.6 million, for the three and nine months ended September 30, 2022, compared to net loan recoveries of $36,000 and net loan charge-offs of $120,000, for the three and nine months ended September 30, 2021. During the third quarter of 2022, the Bank received a payoff of $2.0 million on a nonaccrual commercial real estate loan resulting in a recovery of $1.5 million.

A negative provision for loan losses of $1.3 million and $50,000 was recorded in the third quarter and first nine months of 2022, respectively, compared to a provision for loan losses of $300,000 and $650,000 in the third quarter and the first nine months of 2021, respectively. The 2022 negative loan loss provisions were primarily attributable to the significant recovery during the third quarter and its impact on the historical loss percentages, offset by the additional reserve required by the growth trends within the portfolio during the period. The 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		December 31,
	2022	2021	2022	2021	2021
	(in thousands)
Balance at beginning of period	$12,550	$12,637	$11,531	$12,443	$12,443

Loans charged-off:
Real estate	43	18	527	159	2,332
Commercial	6	—	31	19	19
Consumer	37	7	122	58	131
Agriculture	—	—	—	44	44
Other	—	—	—	—	—
Total charge-offs	86	25	680	280	2,526

Recoveries
Real estate	1,759	37	2,083	85	228
Commercial	28	10	37	20	172
Consumer	30	7	65	41	49
Agriculture	—	7	45	14	15
Other	—	—	—	—	—
Total recoveries	1,817	61	2,230	160	464
Net charge-offs (recoveries)	(1,731)	(36)	(1,550)	120	2,062
Provision (negative provision) for loan losses	(1,250)	300	(50)	650	1,150
Balance at end of period	$13,031	$12,973	$13,031	$12,973	$11,531

Allowance for loan losses to period-end loans	1.16%	1.34%	1.16%	1.34%	1.15%
Net charge-offs to average loans	(0.63)%	(0.01)%	(0.20)%	0.02%	0.22%
Allowance for loan losses to non-performing loans	1,085.92%	592.92%	1,085.92%	592.92%	332.88%

The allowance for loan losses to total loans was 1.16% at September 30, 2022, compared to 1.15% at December 31, 2021, and 1.34% at September 30, 2021. The allowance for loan losses to non-performing loans was 1,085.92% at September 30, 2022, compared with 332.88% at December 31, 2021, and 592.92% at September 30, 2021.

Liabilities – Total liabilities at September 30, 2022 were $1.37 billion compared with $1.28 billion at December 31, 2021, an increase of $80.6 million, or 6.3%. This increase was primarily attributable to an increase in FHLB advances of $60.0 million and $19.9 million in deposits.

Deposits are the Bank’s primary source of funds. The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Nine Months		For the Year
	Ended September 30,		Ended December 31,
	2022		2021
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Demand	$276,829		$271,994
Interest checking	283,494	0.39%	233,844	0.27%
Money market	216,074	0.39	190,094	0.34
Savings	162,864	0.26	157,283	0.28
Certificates of deposit	256,320	0.52	311,140	0.57
Total deposits	$1,195,581	0.31%	$1,164,355	0.30%

The following table shows at September 30, 2022 the amount of time deposits of $250,000 or more by time remaining until maturity (in thousands):

Maturity Period

Three months or less	$11,971
Three months through six months	10,659
Six months through twelve months	32,883
Over twelve months	9,770
Total	$65,283

Capital

Stockholders’ equity decreased $2.6 million to $128.4 million at September 30, 2022, compared with $131.0 million at December 31, 2021 due primarily to the other comprehensive loss for the period of $15.3 million attributable to the fair value decline in the available for sale investment portfolio and $1.1 million in dividends paid to common shareholders, offset by current year net income of $13.4 million.

The following table shows the ratios of Tier 1 capital, common equity Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank as of September 30, 2022:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Tier 1 Capital	6.0%	8.0%	7.0%	12.6%
Common equity Tier 1 capital	4.5	6.5	8.5	12.6
Total risk-based capital	8.0	10.0	10.5	13.5
Tier 1 leverage ratio	4.0	5.0	—	11.6

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

The Bank also borrows from the FHLB to supplement funding requirements. At September 30, 2022, the Bank had an unused borrowing capacity with the FHLB of $71.5 million. Advances are collateralized by commercial real estate and first mortgage residential loans. Borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing lines from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Historically, the Bank has also utilized brokered and wholesale deposits to supplement its funding strategy. At September 30, 2022, the Bank had $29.0 million in brokered deposits. The Bank had no brokered deposits at December 31, 2021.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, and to provide for operating cash flow needs. The Company’s primary source of funding to meet its obligations is dividends from the Bank. At September 30, 2022, the Bank was eligible to pay $19.6 million in dividends. The Bank paid the Company $2.4 million in dividends during the nine months ended September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 0.5% at September 30, 2022, compared with a decrease of 1.3% at December 31, 2021. Given a 200 basis point increase in interest rates, base net interest income would decrease by an estimated 1.2% at September 30, 2022, compared with a decrease of 2.0% at December 31, 2021.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the twelve months following September 30, 2022, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(661)	(1.20)%
+ 100 basis points	(259)	(0.47)
- 100 basis points	(299)	(0.54)
- 200 basis points	(2,181)	(3.95)

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

Item 1A. Risk Factors

Refer to the detailed cautionary statements and discussion of risks that affect the Company and its business in “Item 1A – Risk Factors” of the Annual Report on Form 10-K, for the year ended December 31, 2021. The following risk factors supplement the "Item 1A - Risk Factors" section of the Annual Report on Form 10-K for the year ended December 31, 2021.

Risks Related to the Company’s Pending Merger Transaction

Failure to complete the Company’s proposed Merger with Peoples could negatively impact the Company’s business, financial results and stock price.

If the Merger is not completed for any reason, the Company’s ongoing business may be adversely affected, and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

●	the Company may experience negative reactions from the financial markets, including negative impacts on its stock price;
●	the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed;
●	the Company may experience negative reactions from the Company’s customers, vendors and team members;
●

the Company will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as legal, accounting, investment banking and advisory and printing fees;

●

the Merger Agreement places certain restrictions on the conduct of the Company’s business prior to completion of the Merger, such restrictions, the waiver of which is subject to the consent of Peoples, may adversely affect the Company’s ability to execute certain of its business strategies; and

●

matters relating to the Merger may require substantial commitments of time and resources by the Company’s management (including integration planning), which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, as an independent company.

In addition to the above risks, if the Merger Agreement is terminated and the Company’s Board of Directors seeks another merger or business combination, the market price of the Company’s common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration Peoples has agreed to provide. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $8.3 million to Peoples, which may adversely affect the price of the Company’s common stock. Any of the above risks could materially affect the Company’s business, financial results and stock price.

Because the market price of Peoples common stock may fluctuate, the Company’s shareholders cannot be certain of the precise value of the Merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of the Company’s common stock will be converted into the right to receive 0.90 of a share of Peoples common stock.

The market value of Peoples common stock may fluctuate prior to closing of the Merger as a result of a variety of factors, including general market and economic conditions, changes in Peoples’ businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of the Company’s and Peoples’ control. Consequently, while the Merger Agreement includes a termination right designed to protect against a greater than 17.5% decline in the market price of Peoples common stock prior to the closing that exceeds the change in the Nasdaq Bank Index plus 17.5%, the Company’s shareholders will not know in advance the actual market value of the shares of Peoples common stock that they are to receive in the Merger. The actual market value of the shares of Peoples common stock received by the Company’s shareholders will depend on the market value of shares of Peoples common stock at the time the Merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

The Company faces risks and uncertainties related to its proposed Merger with Peoples.

Uncertainty about the effect of the Merger on the Company’s team members and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated and for a period of time thereafter, and could cause customers and others that deal with the Company to seek to change their existing business relationships with the Company. Team member retention may be particularly challenging during the pendency of the Merger, as team members may experience uncertainty about their roles with the surviving corporation following the Merger.

In addition, the Merger Agreement contains provisions that restrict the Company’s ability to, among other things, solicit, knowingly encourage or facilitate inquiries or proposals or enter into any agreement with respect to, or initiate or participate in any negotiations or discussions with any person concerning any alternative business combination proposals, subject to a limited exception when required by the Company’s Board of Directors’ exercise of its fiduciary duties in response to an unsolicited acquisition proposal that is, or is reasonably capable of becoming, a superior proposal. These provisions, which include a $8.3 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in engaging in a superior transaction from considering or proposing that acquisition, or might result in lower value received by the Company’s shareholders than would have otherwise been received.

The Company and Peoples have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings among other things, will depend, in part, on the Company’s and Peoples’ ability to successfully combine and integrate the Company’s and Peoples’ businesses in a manner that facilitates growth opportunities and realizes cost savings. It is possible that the integration process could result in the loss of key employees, the loss of customers, the disruption of either company’s or both companies’ ongoing business, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. If the combined companies experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger by the Company’s shareholders; the effectiveness of the registration statement on Form S-4 for the shares of Peoples common stock to be issued in the Merger; the receipt of authorization for listing on Nasdaq of the shares of Peoples common stock to be issued in the Merger; the receipt of all required regulatory approvals; the absence of any order, decree or injunction enjoining or prohibiting the Merger; the receipt of a fairness opinion by the Company’s financial advisor; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; the Company’s and Peoples’ performance of the Company’s and their respective obligations under the Merger Agreement in all material respects; the absence of a material adverse effect on the Company or Peoples while the transaction is pending; and the Company’s receipt of a tax opinion to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

The Company and Peoples may elect to terminate the Merger Agreement under certain circumstances. Among other situations, if the Merger is not completed by July 31, 2023, either the Company or Peoples may choose not to proceed with the Merger, subject to certain exceptions. The Company and Peoples can also mutually decide to terminate the Merger Agreement at any time. If the Merger Agreement is terminated, under certain limited circumstances, the Company may be required to pay a termination fee of $8.3 million to Peoples.

The Company’s ability to complete the Merger is subject to the receipt of approval from various regulatory agencies, which may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.

Before the transactions contemplated in the Merger Agreement can be completed, the Company and Peoples must obtain various regulatory approvals. The terms and conditions of the approvals that are granted may impose conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. Although the Company and Peoples do not currently expect that any such conditions or changes would be imposed, there can be no assurance that the regulators will not impose any such conditions, obligations or restrictions, and that such conditions, limitations, obligations or restrictions will not have the effect of delaying or preventing completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe, any of which might have an adverse effect on the combined company following the Merger. Neither Peoples nor the Company will be required to complete the Merger if Peoples determines any required regulatory approval contains an unduly burdensome provision.

Shareholder litigation could prevent or delay the closing of the proposed Merger or otherwise negatively impact the Company’s business and operations.

In connection with the Merger, lawsuits may be filed against the Company, Peoples, or the directors and officers of either company in connection with the Merger. Litigation filed against the Company, the Company’s Board of Directors or Peoples and its Board of Directors could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the Effective Time of the Merger may adversely affect the combined company’s business, financial condition, results of operations, cash flows and market price.

Global Economic and Geopolitical Instability and Inflationary Risks

Instability in global economic conditions and geopolitical matters, as well as volatility in financial markets, could have a material adverse effect on the Company’s results of operations and financial condition. The macroeconomic environment in the United States is susceptible to global events and volatility in financial markets. For example, global demand for products continues to exceed supply during the economic recovery from the COVID-19 pandemic, creating significant inflationary pressures which, in turn, may adversely impact regional and global economic conditions, as well as the Company’s financial condition and results of operations.

The risks described above and in our 2021 Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material to the Company also may materially adversely affect our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 20, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 million of the Company’s Common Shares over time in the open market or in privately negotiated transactions. The repurchase program may be modified, terminated, or suspended at any time at the Company’s discretion and will expire on December 31, 2022. To date, no shares have been repurchased under the plan. The Company’s Merger Agreement with Peoples prohibits the Company from repurchasing any of its shares while the Merger transaction is pending.

Item 3. Default Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The following exhibits are filed or furnished as part of this report:

Exhibit Number	Description of Exhibit

2.1*	Agreement and Plan of Merger by and between Peoples Bancorp, Inc. and Limestone Bancorp, Inc. dated October 24, 2022. Exhibit 2.1 to Form 8-K filed October 25, 2022 is incorporated by reference.

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Filed as Exhibit 3.1 to the Quarterly Report on Form 10-Q filed July 30, 2021 and incorporated by reference.

3.2	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 18, 2018 is hereby incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated herein by reference.

4.5	Amendment No. 4 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated May 19, 2021. Exhibit 4 to the Form 8-K filed May 19, 2021 is incorporated by reference.

4.6	Amendment No. 5 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated October 24, 2022. Exhibit 4.6 to the Form 8-K filed October 25, 2022 is incorporated by reference.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a - 14(a).

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a - 14(a).

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K but Limestone Bancorp, Inc. will provide them to the Securities and Exchange Commission upon request.

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

LIMESTONE BANCORP, INC.
(Registrant)

October 28, 2022	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

October 28, 2022	By:	/s/ Phillip W. Barnhouse
Phillip W. Barnhouse
Chief Financial Officer