Form 10-K
period 2022-12-31
LIMESTONE BANCORP, INC.
filed 2023-02-28
CIK 1358356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of business on June 30, 2022, was $96,526,944 based upon the last sales price reported (for purposes of this calculation, the market value of non-voting common shares was based on the market value of the common shares into which they are convertible upon transfer).

6,629,402 Common Shares and 1,000,000 Non-Voting Common Shares were outstanding as of February 28, 2023.

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

Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results to differ materially from the expectations of future results management expressed or implied in any forward-looking statements. These risks and uncertainties can be difficult to predict and may be beyond the Company’s control. Factors that could contribute to differences in the Company’s results include, but are not limited to:

●	risks related to the Company’s pending merger with Peoples Bancorp Inc., including risks if the Company is unable to complete the Merger due to the failure to satisfy the conditions to completion of the Merger, including receipt of required regulatory and other approvals, the failure of the proposed merger to close for any other reason, the diversion of management’s attention from ongoing business operations and opportunities due to the merger transaction, and the effect of the announcement and pendency of the merger transaction on the Company’s customer and employee relationships and operating results;

●	the impact of the novel coronavirus disease 2019 (“COVID-19”) pandemic and the economic and financial disruptions and instabilities that have followed it;

●	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

●	changes in inflation and efforts to control it;

●	changes in the interest rate environment, which may reduce the Company’s margins or impact the value of securities, loans, deposits and other financial instruments;

●	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions, or regulatory developments;

●

general economic or business conditions, either nationally, regionally or locally in the communities the Bank serves, may be worse than expected, resulting in, among other things, a deterioration in credit quality or a reduced demand for credit;

●	the results of regulatory examinations;

●	any matter that would cause the Bank to conclude that there was impairment of any asset, including intangible assets;

●	the continued service of key management personnel, and the Company’s ability to attract, motivate and retain qualified employees;

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

Item 1.         Business

Organized in 1988, Limestone Bancorp, Inc. (the Company) is a bank holding company headquartered in Louisville, Kentucky. The Company’s common stock is traded on Nasdaq’s Capital Market under the symbol LMST. The Company operates Limestone Bank, Inc. (the Bank), the eleventh largest bank domiciled in the Commonwealth of Kentucky based on total assets. The Bank operates banking offices in 14 counties in Kentucky. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking centers in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren counties. The Bank also has banking centers in Lexington, Kentucky, the second largest city in the state, and Frankfort, Kentucky, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services. As of December 31, 2022, the Company had total assets of $1.46 billion, total loans of $1.11 billion, total deposits of $1.20 billion and stockholders’ equity of $133.9 million.

Recent Developments

On October 24, 2022, Peoples Bancorp Inc., an Ohio corporation ("Peoples"), and the Company, entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which the Company agreed to merge with and into Peoples (the "Merger"). The Merger Agreement provides that the Company’s wholly-owned banking subsidiary, Limestone Bank, Inc., will be merged with and into Peoples' wholly-owned banking subsidiary, Peoples Bank (the “Bank Merger”), following the Merger. The Boards of Directors of both Peoples and the Company have approved the Merger, the Bank Merger, and the Merger Agreement. The Merger is expected to close during the second quarter of 2022, subject to customary regulatory approval and completion of other customary closing conditions.

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

Human Capital Resources

At December 31, 2022, the Company had 222 full-time equivalent employees and a total of 228 employees (“team members”). The Company’s team members are instrumental in building, maintaining, and servicing the customer relationships that make the community banking model a success. The Company strives to attract and retain a well-qualified, enthusiastic workforce by offering competitive compensation packages, comprehensive benefits, training, and opportunities for professional development and advancement. Team members are held accountable to the Company’s core values, which are:

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

The Company is a legal entity separate and distinct from the Bank. The majority of the Company’s revenue has been from dividends paid to it by the Bank. The Bank is subject to laws and regulations that limit the amount of dividends it can pay. If, in the opinion of a federal regulatory agency, an institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, the agency may require, after notice and hearing, that the institution cease such practice. The federal banking agencies have indicated that paying dividends that deplete an institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Bank is prohibited from paying any dividend if undercapitalized or if payment would cause it to become undercapitalized, and it must maintain a sufficient capital conservation buffer under the capital adequacy guidelines in order to avoid limitations on dividends. Moreover, the Federal Reserve and the FDIC have issued policy statements providing that bank holding companies and banks should generally pay dividends only out of current operating earnings.

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

Based on these regulations, the Bank was eligible to pay $20.4 million of dividends as of December 31, 2022. The Bank paid the Company $7.5 million of dividends during 2022.

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

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as the Company and the Bank, that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, the Dodd-Frank Act requires the SEC to adopt rules under which listed companies must have (and disclose) a “clawback” policy for the recovery of erroneously awarded executive incentive compensation following an accounting restatement due to material noncompliance with financial reporting requirements under the securities laws. In October 2022, the SEC finalized rules to require listing standards to be updated to implement this “clawback” policy requirement and to impose related disclosure requirements on listed companies. When fully implemented, listed companies, like the Company, will be required to have a policy providing for the recovery, in the event of a required accounting restatement, of incentive-based compensation received by current or former executive officers where that compensation is based on the erroneously reported financial information.

In June 2010, the Federal Reserve, OCC, and FDIC issued comprehensive final guidance on incentive compensation policies of banking organizations intended to ensure that these policies do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act. The agencies proposed such regulations in April 2011, and reproposed the regulations in 2016, but they have not been finalized.

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

The Dodd-Frank Act. The Dodd-Frank Act imposed new restrictions and requirements and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. The implementation of the Dodd-Frank Act has resulted in greater compliance costs and higher fees paid to regulators. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 provided some regulatory relief to banking organizations, primarily small, community banking organizations, by adjusting thresholds at which certain increased regulatory requirements imposed under the Dodd-Frank Act begin to apply. As a result, traditional community banking organizations with assets of less than $10 billion, such as the Company, are exempt from the Volker Rule under the Dodd-Frank Act, which places limits and restrictions on trading and hedging activities. In addition, community banking organizations with assets of less than $10 billion are now subject to reduced reporting requirements and an optional simplified capital adequacy measure is available to those that have a leverage ratio greater than 9%. The Bank elected not to use this optional capital adequacy measure.

Effect of Economic Environment. The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and bank subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits. Their use may affect interest rates charged on loans or paid for deposits.

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

●

the Company’s compliance with the restrictions the Merger Agreement places on the conduct of the Company’s business prior to completion of the Merger, the waiver of which is subject to the consent of Peoples, may adversely affect the Company’s ability to pursue or execute alternative business strategies; and

●

matters relating to the Merger require substantial commitments of time and resources by the Company’s management (including integration planning), which could otherwise have been devoted to other opportunities that may have been beneficial to the Company, as an independent company.

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

In addition, the Merger Agreement contains provisions that restrict the Company’s ability to, among other things, solicit, knowingly encourage or facilitate inquiries or proposals or enter into any agreement with respect to, or initiate or participate in any negotiations or discussions with any person concerning any alternative business combination proposals, subject to a limited exception when required by the Company’s Board of Directors’ exercise of its fiduciary duties in response to an unsolicited acquisition proposal that is, or is reasonably capable of becoming, a superior proposal. These provisions, which include an $8.3 million termination fee payable under certain circumstances, might discourage a potential competing acquirer that might have an interest in engaging in a superior transaction from considering or proposing that acquisition, or might result in lower value received by the Company’s shareholders than would have otherwise been received.

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

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: the approval of the Merger by the Company’s shareholders and by the shareholders of Peoples (which approvals were obtained at meetings of shareholders held on February 23, 2023); the effectiveness of the registration statement on Form S-4 for the shares of Peoples common stock to be issued in the Merger; the receipt of authorization for listing on Nasdaq of the shares of Peoples common stock to be issued in the Merger; the receipt of all required regulatory approvals; the absence of any order, decree or injunction enjoining or prohibiting the Merger; subject to certain exceptions, the accuracy of representations and warranties under the Merger Agreement; the Company’s and Peoples’ performance of the Company’s and their respective obligations under the Merger Agreement in all material respects; the absence of a material adverse effect on the Company or Peoples while the transaction is pending; and the Company’s receipt of a tax opinion to the effect that the Merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed.

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

In March 2020, the World Health Organization declared COVID-19 as a global pandemic. The COVID-19 pandemic created economic and financial disruption and adversely affected the business, financial condition, and results of operations of the Company and its customers. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, as well as supply chain interruptions, and overall economic and financial market instability.

While government, schools, and businesses have largely reopened, future effects, including any actions taken by federal, state, and local governments in response to potential disruptions in the future or their impact, are unknown. Prior and ongoing governmental actions have and continue to meaningfully influence the interest-rate environment. If these actions are sustained, it may adversely impact several industries within the Company’s geographic footprint and impair the ability of the Company’s customers to fulfill their contractual obligations. This could cause the Company to experience a material adverse effect on business operations, liquidity, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity ratios.

Bank Lending, Allowance for Loan Losses and Other Real Estate Owned

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

Small to medium-sized businesses may have fewer resources to weather a downturn in the economy.

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

Approximately 72.4% of the Bank’s loan portfolio as of December 31, 2022, was comprised of commercial and residential loans collateralized by real estate. Adverse economic conditions could decrease demand for real estate and depress real estate values in the Company’s markets. Persistent weakness in the real estate market could significantly impair the value of loan collateral and the ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that management would be required to increase the Bank’s allowance for loan losses. If during a period of depressed real estate values, management was required to liquidate the collateral securing a loan to satisfy the debt or to increase the allowance for loan losses, it could materially reduce the Bank’s profitability and adversely affect its financial condition.

The Bank offers real estate construction and development loans, which carry a higher degree of risk than other real estate loans.

Approximately 12.2% of the Company’s loan portfolio as of December 31, 2022 consisted of real estate construction and development loans, up from 7.5% at December 31, 2021 and 9.7% at December 31, 2020. These loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and permanent financing or sale of the property. If the Bank is forced to foreclose on a project prior to its completion, it may not be able to recover the entire unpaid portion of the loan or it may be required to fund additional money to complete the project, or hold the property for an indeterminate period of time. Any of these outcomes may result in losses and adversely affect profitability and financial condition.

The CECL accounting standard will result in a significant change in how the Company recognizes credit losses and may have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. Whereas the incurred loss model delays recognition of loss on financial instruments until it is probable a loss has occurred, the expected loss model will recognize a loss at the time the loan is first added to the balance sheet. As a result of this differing methodology, the Company expects adoption of the CECL model will materially affect the determination of the allowance and could require a significant increase to the allowance. Any material increase to the required level of loan loss allowance could adversely affect the Company’s business, financial condition, and results of operations. The CECL standard became effective for the Company on January 1, 2023. See Note 1, “New Accounting Standards” for discussion regarding the standard and the estimated one-time cumulative-effect adjustment to the allowance and shareholders’ equity. Interagency guidance issued in December 2018 allows for a three-year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

The Bank may acquire or hold from time to time OREO properties, which could increase operating expenses and result in future losses to the Company.

While there were no OREO properties held by the Bank at December 31, 2022, the Bank may acquire and dispose of a significant amount of real estate as a result of foreclosure or by deed in lieu of foreclosure that is listed on the balance sheet as other real estate owned (“OREO”). An increase in the OREO portfolio increases the expenses incurred to manage and dispose of these properties, which sometimes includes funding construction required to facilitate sale.

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

Fixed-rate loans increase the exposure to interest rate risk in a rising rate environment because interest-bearing liabilities may be subject to repricing before assets become subject to repricing. Fixed rate investment securities are subject to fair value declines as interest rates rise. Adjustable-rate loans decrease the interest rate risk associated with rising interest rates but involve other risks, such as the inability of borrowers to make higher payments in an increasing interest rate environment. At the same time, for secured loans, the marketability of the underlying collateral may be adversely affected by higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as the borrowers refinance their loans at lower interest rates, which could reduce net interest income and harm results of operations.

The planned phasing out of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Company.

LIBOR is the reference rate used for many transactions, including lending and borrowing, as well as the derivatives that may be used to manage risk related to such transactions. Effective January 1, 2022, LIBOR ceased to exist as a published rate for one-week and two-month dollar settings and will cease for remaining U.S. dollar settings after June 30, 2023. The expected discontinuation of LIBOR could have a significant impact on the financial markets and market participants such as the Company. As of December 31, 2022, the Company had approximately $66.1 million in variable rate loans with interest rates tied to LIBOR for which a replacement index had not yet been identified, as well as certain investment securities and debt obligations tied to LIBOR, all of which have maturity dates beyond June 30, 2023.

All loan contracts extending beyond June 30, 2023 will need to be managed effectively to ensure appropriate benchmark rate replacements are provided for and adopted. The Adjustable Interest Rate (LIBOR) Act, enacted in 2022, provides a mechanism to replace LIBOR with a replacement benchmark rate selected by the Federal Reserve Board in existing contracts that do not provide for a clearly defined or practicable replacement benchmark rate. In December 2022, the Federal Reserve Board finalized regulations to designate the Secured Overnight Financing Rate (SOFR) as its selected replacement benchmark rate.

Failure to identify a replacement benchmark rate and/or update data processing systems could result in future interest rate changes not being correctly captured, which could result in interest rate risk not being mitigated as intended, or interest earned being miscalculated, which could adversely impact the Company’s business, financial condition, and results of operations. Uncertainty regarding the impact of LIBOR’s phasing out and the taking of discretionary actions or negotiations of fallback provisions could result in pricing volatility, adverse tax or accounting impacts, or additional compliance, legal and operational costs.

If the Bank cannot obtain adequate funding, it may not be able to meet the cash flow requirements of its depositors and borrowers, or meet the operating cash needs of the Company.

The Company’s liquidity policies and limits are established by the Board of Directors of the Bank, with operating limits managed and monitored by the Asset Liability Committee (“ALCO”), based upon analyses of the ratio of loans to deposits and the percentage of assets funded with non-core or wholesale funding. The ALCO regularly monitors the overall liquidity position of the Bank and the Company to ensure that various alternative strategies exist to meet unanticipated events that could affect liquidity. Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. If the Company’s liquidity policies and strategies do not work as well as intended, the Bank may be unable to make loans and repay deposit liabilities as they become due or are demanded by customers. The ALCO follows established board approved policies and monitors guidelines to diversify the Company’s wholesale funding sources to avoid concentrations in any one-market source. Wholesale funding sources include Federal funds purchased, securities sold under repurchase agreements, brokered deposits, and Federal Home Loan Bank (“FHLB”) advances that are collateralized with mortgage-related assets.

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

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. The principal source of cash flow, from which it would fund any dividends paid to shareholders, has historically been dividends the Company receives from the Bank. Regulations of the FDIC and the KDFI govern the ability of the Bank to pay dividends and other distributions to the Company, and regulations of the Federal Reserve govern the ability to pay dividends or make other distributions to shareholders. Based on these regulations, the Bank was eligible to pay $20.4 million of dividends at December 31, 2022. The Bank paid the Company $7.5 million of dividends during 2022. See the “Item 1. Business” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.”

Deferred Tax Assets

The Company may not be able to realize the value of its deferred tax assets.

Due to losses in prior years, the Company has a net operating loss carry-forward of $13.8 million, credit carry-forwards of $208,000, and other net deferred tax assets of $7.3 million. In order to realize the benefit of these tax losses, credits, and deductions, the Company must generate substantial taxable income in future periods. Deferred tax assets are calculated using a federal corporate tax rate of 21% and a state corporate tax rate of 5%. Changes in tax laws and rates may affect deferred tax assets in the future. If higher federal corporate tax rates are enacted, net deferred tax assets would be increased commensurate with the rate increase. Federal net operating loss carry-forwards begin to expire in 2033 and state net operating loss carryforwards begin to expire in 2031. Additionally, should the Company need to raise additional capital by issuing new common shares or securities convertible into common shares, then depending on the number of common share equivalents issued, it could trigger a “change in control,” as defined by Section 382 of the Internal Revenue Code. Such an event could negatively impact or limit the ability to utilize net operating loss carry-forwards, credit loss carry-forwards, and other net deferred tax assets, and result in an impairment of these deferred tax assets for financial reporting purposes.

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

The Company’s success significantly depends on the services and performance of key management personnel. Future performance will depend on the ability to motivate and retain key officers. The Dodd-Frank Act, and the policies of bank regulatory agencies have placed restrictions on executive compensation practices. Such restrictions and standards may further impact the ability to compete for talent with other businesses that are not subject to the same limitations. The unexpected loss of the services of members of senior management or other key officers or the inability to attract additional qualified personnel as needed could materially harm its business.

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

Federal and state banking laws and regulations govern numerous matters including the payment of dividends, bank acquisition and merger transactions, and the establishment of new banking offices. The Company must also meet specific regulatory capital requirements. Failure to comply with these laws, regulations, and policies or to maintain required capital could affect the ability to pay dividends on common shares and the implementation of strategic plans.

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

Markets	Square Footage	Owned/Leased
Frankfort/Franklin County
Frankfort Office: 100 Highway 676, Frankfort	3,000	Leased

Elizabethtown/Hardin County
Elizabethtown Office: 1690 Ring Road, Suite 100, Elizabethtown	4,000	Leased

Louisville/Jefferson, Bullitt and Henry Counties
Main Office: 2500 Eastpoint Parkway, Louisville	30,000	Owned
Eminence Office: 646 Elm Street, Eminence	1,500	Owned
Hillview Office: 6890 North Preston Highway, Hillview	3,500	Owned
Pleasureville Office: 5440 Castle Highway, Pleasureville	10,000	Owned
Shepherdsville Office: 155 Conestoga Parkway, Shepherdsville	3,900	Owned
St. Matthews Office: 4304 Shelbyville Road, Louisville	3,400	Leased

Lexington/Fayette County
Lexington Office: 3880 Fountainblue Lane, Suite 120, Lexington	3,000	Leased
City Center Office: 130 West Main Street, Lexington	2,400	Leased

South Central Kentucky
Brownsville Office: 113 East Main Cross Street, Brownsville	8,500	Owned
Greensburg Office: 202 North Main Street, Greensburg	11,000	Owned
Horse Cave Office: 201 East Main Street, Horse Cave	5,000	Owned
Morgantown Office: 112 West G.L. Smith Street, Morgantown	7,500	Owned
Munfordville Office: 949 South Dixie Highway, Munfordville	9,000	Owned
Beaver Dam Office: 1300 North Main Street, Beaver Dam	3,200	Owned

Owensboro/Daviess County
Owensboro Frederica Office: 3500 Frederica Street, Owensboro	5,000	Owned
Owensboro Gateway Commons: 3250 Hayden Road Unit #3, Owensboro	3,000	Leased

Southern Kentucky
Campbell Lane Office: 751 Campbell Lane, Bowling Green	7,500	Owned
Glasgow Office: 1006 West Main Street, Glasgow	12,000	Owned

Other Properties
Office Building: 2708 North Jackson Highway, Canmer	3,500	Owned

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

The Company is not currently a party to any material litigation.

Item 4.         Mine Safety Disclosure

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common shares are traded on the Nasdaq Capital Market under the ticker symbol “LMST”.

As of January 31, 2023, the Company’s common shares were held by approximately 1,839 shareholders, including 336 shareholders of record and approximately 1,503 beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees, and the Company’s non-voting common shares were held by one holder.

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

Purchase of Equity Securities by Issuer

On October 20, 2021, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $3.0 million of the Company’s Common Shares over time in the open market or in privately negotiated transactions. No shares were repurchased under the plan, which expired on December 31, 2022.

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	122,603
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	122,603

At December 31, 2022, 122,603 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan; however, the Company is precluded from issuing additional shares based on the terms of the Merger Agreement.

Item 6.         Reserved

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations analyzes the consolidated financial condition and results of operations of Limestone Bancorp, Inc. (the Company) and its wholly owned subsidiary, Limestone Bank, Inc. (the Bank). The Company is a Louisville, Kentucky-based bank holding company that operates banking offices in 14 Kentucky counties. The Bank’s markets include metropolitan Louisville in Jefferson County and the surrounding counties of Bullitt and Henry. The Bank serves south central, southern, and western Kentucky from banking offices in Barren, Butler, Daviess, Edmonson, Green, Hardin, Hart, Ohio, and Warren Counties. The Bank also has offices in Lexington, the second largest city in the state, and Frankfort, the state capital. The Bank is a traditional community bank with a wide range of personal and business banking products and services.

Selected Consolidated Financial Data

	As of and for the Years Ended December 31,
(Dollars in thousands except per share data)	2022	2021	2020	2019	2018
Income Statement Data:
Interest income	$57,810	$49,915	$50,753	$49,584	$43,461
Interest expense	8,732	5,693	10,152	14,234	9,790
Net interest income	49,078	44,222	40,601	35,350	33,671
Provision (negative provision) for loan losses	80	1,150	4,400	—	(500)
Non-interest income (1)	8,877	8,439	6,844	5,918	5,779
Non-interest expense (2)	33,757	31,971	32,416	30,270	29,126
Income before income taxes	24,118	19,540	10,629	10,998	10,824
Income tax expense (3)	5,776	4,631	1,624	480	2,030
Net income	18,342	14,909	9,005	10,518	8,794
Less:
Earnings allocated to participating securities	302	219	68	106	144
Net income attributable to common	$18,040	$14,690	$8,937	$10,412	$8,650

Common Share Data:
Basic earnings per common share	$2.40	$1.96	$1.20	$1.41	$1.23
Diluted earnings per common share	2.40	1.96	1.20	1.41	1.23
Cash dividends declared per common share	0.20	—	—	—	—
Book value per common share	17.52	17.24	15.47	14.15	12.34
Tangible book value per common share (4)	16.48	16.16	14.34	12.98	12.34

Balance Sheet Data (at period end):
Total assets	$1,462,455	$1,415,692	$1,312,302	$1,245,779	$1,069,692
Debt obligations:
FHLB advances	70,000	20,000	20,623	61,389	46,549
Junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Subordinated capital notes	25,000	25,000	25,000	17,000	—
Senior debt	—	—	—	5,000	10,000

Average Balance Data:
Average assets	$1,434,437	$1,363,397	$1,294,934	$1,112,388	$1,026,310
Average loans	1,072,330	958,549	964,088	801,813	743,352
Average deposits	1,197,906	1,164,355	1,099,383	936,243	860,825
Average FHLB advances	50,274	20,152	34,101	35,038	43,363
Average junior subordinated debentures	21,000	21,000	21,000	21,000	21,000
Average subordinated capital notes	25,000	25,000	20,366	7,545	791
Average senior debt	—	—	2,896	7,781	10,000
Average stockholders’ equity	129,453	123,942	109,958	100,126	84,860

(1)	In 2022, the Company recognized a $163,000 gain on sale of premises held for sale.

In 2021, the Company recognized a $191,000 gain on the sale of OREO and a $465,000 gain on the call of a corporate bond from the Company’s available for sale securities portfolio.

(2)	On October 24, 2022, Peoples and the Company entered into the Merger Agreement. Merger expenses totaled $691,000, or $0.07 per common share after taxes.

On November 15, 2019, the Company completed a four branch acquisition. The purchase included $126.8 million in performing loans and $1.5 million in premises and equipment, as well as $131.8 million in customer deposits. Acquisition related costs totaled $775,000, or $0.08 per common share after taxes.

(3)

Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously reported as a non-interest expense, and implemented a state income tax at a statutory rate of 5%. State income tax was $1.0 million for 2022 and $939,000 for 2021. For 2020 and 2019, income tax expense benefitted $478,000 and $1.6 million, respectively, from the establishment of a net deferred tax asset related to a change in Kentucky tax law enacted during 2019.

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

	As of and for the Years Ended December 31,
	2022	2021	2020	2019	2018
Tangible Book Value Per Share	(in thousands, except share and per share data)

Common stockholder’s equity	$133,858	$130,959	$116,024	$105,750	$92,097
Less: Goodwill	6,252	6,252	6,252	6,252	—
Less: Intangible assets	1,733	1,989	2,244	2,500	—
Tangible common equity	125,873	122,718	107,528	96,998	92,097

Shares outstanding	7,638,633	7,594,749	7,498,865	7,471,975	7,462,720
Tangible book value per common share	$16.48	$16.16	$14.34	$12.98	$12.34
Book value per common share	17.52	17.24	15.47	14.15	12.34

The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other schedules presented elsewhere in the report.

Overview

For the year ended December 31, 2022, the Company reported net income of $18.3 million compared with net income of $14.9 million for the year ended December 31, 2021 and net income of $9.0 million for the year ended December 31, 2020. Basic and diluted income per common share were $2.40 for the year ended December 31, 2022, compared with $1.96 for 2021, and $1.20 for 2020.

On October 24, 2022, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Peoples Bancorp Inc. (Peoples). The Merger Agreement provides for a business combination whereby the Company will merge with and into Peoples (the Merger), with Peoples as the surviving corporation in the Merger. Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately prior to the Effective Time (except for Dissenting Shares, as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.90 common shares, no par value, of Peoples. Upon the terms and subject to the conditions set forth in the Merger Agreement, the Merger is expected to close in the second quarter of 2023.

The following significant items are of note for the year ended December 31, 2022:

●

Average loans receivable increased approximately $113.8 million, or 11.9%, to $1.07 billion for the year ended December 31, 2022, compared with $958.5 million for the year ended December 31, 2021, as loan growth outpaced payoffs during 2022. SBA Paycheck Protection Program (“PPP”) loans averaged $294,000 and $15.5 million for the year ended December 31, 2022 and 2021, respectively.

●

Net interest margin increased 14 basis points to 3.62% for the year ended December 31, 2022, compared with 3.48% for the year ended December 31, 2021. The Federal Reserve increased the fed funds target by 425 basis points over its last seven meetings of 2022. As a result, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations benefitted from the upward movement in short-term rates during 2022.

●

The yield on earning assets increased to 4.27% for the year ended December 31, 2022, compared to 3.92% for the year ended December 31, 2021. The yield on earning assets for the year ended December 31, 2021 was significantly impacted by $2.8 million in PPP fees, compared to $45,000 for the year ended December 31, 2022. During the year ended December 31, 2022, PPP fees represented approximately one basis point of earning asset yield and net interest margin, compared to 21 basis points for the year ended December 31, 2021. The reduction in PPP fee income was offset by an increase in interest revenue due to an increase in average loans between periods. The increase in average loans resulted in an increase in interest revenue volume of approximately $5.3 million for the year ended December 31, 2022, as well as an increase in interest revenue attributable to rates of $552,000 due primarily to the impact of the increase in interest rates on new and renewed loans and the upward repricing of variable rate loans.

●	The cost of interest-bearing liabilities increased to 0.86% in 2022 from 0.59% in 2021 as a result of increases in short-term interest rates during 2022.

●

Net loan recoveries were $1.4 million for 2022, compared to net loan charge-offs of $2.1 million for 2021, and net loan charge-offs of $333,000 for 2020. During the third quarter of 2022, the Bank received a payoff on a $2.0 million nonaccrual commercial real estate loan resulting in a recovery of $1.5 million.

●

A provision for loan losses of $80,000 was recorded in 2022, compared to a provision for loan losses of $1.2 million in 2021. The 2022 loan loss provisions were primarily attributable to growth trends within the portfolio, offset by a significant recovery during the third quarter and its impact on the historical loss percentages. The 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

●

Deposits were $1.20 billion at December 31, 2022, compared with $1.21 billion at December 31, 2021. Certificate of deposit balances increased $24.2 million and interest checking accounts increased $26.9 million during the year. These increases were offset by a decrease of $38.9 million in money market accounts, a decrease of $14.9 million in savings accounts, and a $5.1 million decrease in non-interest bearing demand deposits.

●	The Company paid a $0.20 per common share in cash dividends to shareholders of record during 2022.

●

In conjunction with the Merger Agreement discussed above, the Company, with the unanimous approval of the Board of Directors, terminated its Tax Benefit Preservation Plan on October 24, 2022. The Tax Benefit Preservation Plan was placed in service in 2015 and designed to preserve the benefits of the Company’s substantial tax assets. Restrictions on transfer designed to protect the Company’s tax assets remain in effect under the Company’s Articles of Incorporation, as approved by shareholders.

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

In June 2016, the FASB issued ASU, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model. Whereas the incurred loss model delays recognition of loss on financial instruments until it is probable a loss has occurred, the expected loss model will recognize a loss at the time the loan is first added to the balance sheet. The CECL standard became effective for the Company on January 1, 2023. Management continues to refine assumptions, analyze forecast scenarios, and stress test the volatility of the model. Additionally, management is finalizing various accounting processes, and related controls. As a result, the Company estimates a one-time cumulative adjustment to the allowance for credit losses of up to $2.0 million. This estimate and the ongoing impact of adopting CECL are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of the loan and securities portfolios, and other management judgments. The ultimate adjustment to record the impact of adoption may differ from the current estimate as the model is subject to further review and analysis by the Company’s management team. Interagency guidance issued in December 2018 allows for a three-year phase-in of the cumulative-effect adjustment for regulatory capital reporting.

Results of Operations

The following table summarizes components of income and expense and the change in those components for 2022 compared with 2021:

	For the Years Ended December 31,		Change from Prior Period
	2022	2021	Amount	Percent
	(dollars in thousands)
Gross interest income	$57,810	$49,915	$7,895	15.8%
Gross interest expense	8,732	5,693	3,039	53.4
Net interest income	49,078	44,222	4,856	11.0
Provision for loan losses	80	1,150	(1,070)	(93.0)
Non-interest income	8,880	7,979	901	11.3
Gain (loss) on sales and calls of securities, net	(3)	460	(463)	NM
Non-interest expense	33,757	31,971	1,786	5.6
Net income before taxes	24,118	19,540	4,578	23.4
Income tax expense	5,776	4,631	1,145	24.7
Net income	18,342	14,909	3,433	23.0

NM: Not Meaningful

Net income of $18.3 million for the year ended December 31, 2022 increased by $3.4 million from net income of $14.9 million for 2021. Net interest income increased $4.9 million for 2022 as a result of growth in the loan portfolio and increasing yields on earning assets, offset by $3.0 million increase in the cost of interest-bearing liabilities primarily due to recent increases in short-term interest rates. A provision for loan losses of $80,000 was recorded in 2022, compared to a $1.2 million provision for loan losses in 2021. The 2022 loan loss provisions were primarily attributable to growth trends within the portfolio, offset by a significant recovery during the third quarter and its impact on the historical loss percentages. The 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the period.

Non-interest income increased $438,000 during 2022. The increase was primarily due to an increase in service charges on deposit accounts of $519,000 and an increase in bank card interchange fees of $162,000, both of which were due to an increase in transaction volumes. Bank owned life insurance income increased $180,000 for the year ended December 31, 2022 due to additional policies being purchased in March 2022. Non-interest income for the year ended December 31, 2022 also included a $163,000 gain on sale of premises held for sale from the first quarter of 2022, while the year ended December 31, 2021 included a $191,000 gain on sale of OREO from the second quarter of 2021, as well as a $465,000 gain on the call of a corporate bond from the third quarter of 2021.

Non-interest expense increased $1.8 million during 2022. The increase was primarily due to an increase of $889,000 in salaries and benefits as a result of the inflationary impact on salary administration, increased health care utilization costs, and increased performance-based incentive compensation, merger expenses of $691,000 related to the pending Merger with Peoples as announced on October 24, 2022, and a $396,000 increase in other non-interest expense primarily related to losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period. These increases from the prior year were offset by a decrease in communications expense of $262,000 for 2022 as a result of changes in information technology infrastructure during the period.

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

Net Interest Income – Net interest income was $49.1 million for the year ended December 31, 2022, an increase of $4.9 million, or 11.0%, compared with $44.2 million for the same period in 2021. Net interest spread and margin were 3.41% and 3.62%, respectively, for 2022, compared with 3.33% and 3.48%, respectively, for 2021.

The Federal Reserve increased the fed funds target by 425 basis points over its last seven meetings of 2022. As a result, the Bank’s fed funds sold, floating rate investment securities, loans with variable rate pricing features, and new loan originations benefitted from the upward movement in short-term rates during 2022. The cost of interest-bearing liabilities were also impacted, although to a lesser extent.

The yield on earning assets increased to 4.27% for the year ended December 31, 2022, as compared to 3.92% for the year ended December 31, 2021 due to the rising interest rate environment. Average interest-earning assets increased $81.8 million during 2022 primarily attributable to an increase in loans and investment securities. Average loans increased approximately $113.8 million and average investment securities increased $20.2 million, while average lower yielding interest-bearing deposits in other financial institutions decreased $51.7 million during 2022. PPP loans averaged $294,000 and $15.5 million for the year ended December 31, 2022 and 2021, respectively. The increase in average loans resulted in an increase in interest revenue volume of approximately $5.3 million and an increase in interest revenue related to the increase in rates on new and renewed loans and the upward repricing of variable rate loans of $552,000. The increase in average investment securities also resulted in approximately $995,000 in additional income as compared to the prior year. Total interest income increased 15.8%, or $7.9 million, in 2022 compared to 2021.

Loan fee income can meaningfully impact net interest income, loan yields, and net interest margin. The amount of loan fee income included in total interest income was $1.0 million and $4.3 million for the years ended December 31, 2022 and 2021, respectively. This represents eight basis points of yield on earning assets and net interest margin for the year ended December 31, 2022 as compared to 33 basis points for the year ended December 31, 2021. Loan fee income for 2022 included $45,000 in fees earned on PPP loans, compared to $2.8 million in 2021, which represents approximately one basis point and 21 basis points of earning asset yield and net interest margin for those years, respectively.

The cost of interest-bearing liabilities increased to 0.86% for the year ended December 31, 2022, as compared to 0.59% for the year ended December 31, 2021. The cost of interest-bearing liabilities was negatively impacted by the increases in short-term interest rates. Average interest-bearing liabilities increased by $57.7 million during 2022 primarily due to a $73.9 million increase in average money market accounts and $30.1 million increase in FHLB advances offset by a $48.4 million decrease in average certificates of deposits. Total interest expense increased by 53.4% to $8.7 million for the year ended December 31, 2022 as compared to $5.7 million for the year ended December 31, 2021. As of December 31, 2022, time deposits comprise $290.2 million of the Company’s liabilities with $233.0 million, or 80%, set to reprice or mature within one year of which, $69.3 million with a current average rate of 0.98% reprice or mature within the first quarter of 2023.

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
	(dollars in thousands)
ASSETS
Interest-earning assets:
Loans receivables (1)
Real estate	$767,859	$35,526	4.63%	$675,791	$30,615	4.53%
Commercial	230,519	10,471	4.54	211,573	10,266	4.85
Consumer	34,237	1,947	5.69	34,041	1,608	4.72
Agriculture	39,190	2,375	6.06	36,596	1,945	5.31
Other	525	13	2.48	548	11	2.01
U.S. Treasury and agencies	25,695	523	2.04	25,657	542	2.11
Mortgage-backed securities	87,335	1,855	2.12	81,829	1,561	1.91
Collateralized loan obligations	48,539	1,712	3.53	44,396	831	1.87
State and political subdivision securities (non-taxable)	29,749	660	2.96	26,509	643	3.23
State and political subdivision securities (taxable)	14,525	393	2.71	16,971	425	2.50
Corporate bonds	45,058	1,682	3.73	35,340	1,253	3.55
FHLB stock	5,031	199	3.96	5,493	115	2.09
Federal funds sold	35	1	2.86	35	—	—
Interest-bearing deposits in other financial institutions	32,050	453	1.41	83,736	100	0.12
Total interest-earning assets	1,360,347	57,810	4.27%	1,278,515	49,915	3.92%
Less: Allowance for loan losses	(12,469)			(12,714)
Non-interest-earning assets	86,559			97,596
Total assets	$1,434,437			$1,363,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-bearing liabilities
Certificates of deposit and other time deposits	$262,692	$1,929	0.73%	$311,140	$1,788	0.57%
Interest checking and money market deposits	497,811	2,712	0.54	423,938	1,289	0.30
Savings accounts	159,422	561	0.35	157,283	441	0.28
FHLB advances	50,274	1,162	2.31	20,152	154	0.76
Junior subordinated debentures	21,000	867	4.13	21,000	521	2.48
Subordinated capital notes	25,000	1,501	6.00	25,000	1,500	6.00
Senior debt	—	—	—	—	—	—
Total interest-bearing liabilities	1,016,199	8,732	0.86%	958,513	5,693	0.59%
Non-interest-bearing liabilities
Non-interest-bearing deposits	277,981			271,994
Other liabilities	10,804			8,948
Total liabilities	1,304,984			1,239,455
Stockholders’ equity	129,453			123,942
Total liabilities and stockholders’ equity	$1,434,437			$1,363,397

Net interest income		$49,078			$44,222

Net interest spread			3.41%			3.33%

Net interest margin			3.62%			3.48%

Ratio of average interest-earning assets to average interest-bearing liabilities			133.87%			133.39%

(1)	Includes loan fees in both interest income and the calculation of yield on loans.

	For the Years Ended December 31,
	2021			2020
	Average Balance	Interest Earned/Paid	Average Yield/Cost	Average Balance	Interest Earned/Paid	Average Yield/Cost
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

	Year Ended December 31, 2022 vs. 2021			Year Ended December 31, 2021 vs. 2020
	Increase (decrease) due to change in			Increase (decrease) due to change in
	Rate	Volume	Net Change	Rate	Volume	Net Change
	(in thousands)
Interest-earning assets:
Loan receivables	$552	$5,335	$5,887	$(390)	$(258)	$(648)
U.S. Treasury and agencies	(20)	1	(19)	(69)	120	51
Mortgage-backed securities	185	109	294	(291)	(11)	(302)
Collateralized loan obligations	796	85	881	(372)	(31)	(403)
State and political subdivision securities	(35)	20	(15)	(128)	332	204
Corporate bonds	69	360	429	(137)	430	293
FHLB stock	95	(11)	84	(13)	(15)	(28)
Federal funds sold	1	—	1	—	—	—
Interest-bearing deposits in other financial institutions	451	(98)	353	(81)	76	(5)
Total increase (decrease) in interest income	2,094	5,801	7,895	(1,481)	643	(838)

Interest-bearing liabilities:
Certificates of deposit and other time deposits	447	(306)	141	(2,668)	(1,346)	(4,014)
Interest checking and money market accounts	1,166	257	1,423	(502)	327	(175)
Savings accounts	114	6	120	(262)	173	(89)
FHLB advances	580	428	1,008	(91)	(126)	(217)
Junior subordinated debentures	346	—	346	(139)	—	(139)
Subordinated capital notes	1	—	1	16	278	294
Senior debt	—	—	—	(59)	(60)	(119)
Total increase (decrease) in interest expense	2,654	385	3,039	(3,705)	(754)	(4,459)
Increase (decrease) in net interest income	$(560)	$5,416	$4,856	$2,224	$1,397	$3,621

Non-interest Income – The following table presents for the periods indicated the major categories of non-interest income:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Service charges on deposit accounts	$2,775	$2,256	$2,268
Bank card interchange fees	4,278	4,116	3,376
Income from bank owned life insurance	706	526	424
Gain on sale of other real estate owned	—	191	—
Gain (loss) on sales and calls of securities, net	(3)	460	(5)
Gain on sale of premises held for sale	163	—	—
Other	958	890	781
Total non-interest income	$8,877	$8,439	$6,844

Non-interest Income Comparison – 2022 to 2021

Non-interest income increased by $438,000 for 2022 to $8.9 million compared with $8.4 million for the year ended December 31, 2021. The increase was primarily due to an increase in services charges on deposit accounts of $519,000 and an increase in bank card interchange fees of $162,000, both of which were due to an increase in transaction volumes. Bank owned life insurance income increased $180,000 for the year ended December 31, 2022 due to additional policies being purchased in March 2022. Non-interest income for the year ended December 31, 2022 also included a $163,000 gain on sale of premises held for sale from the first quarter of 2022, while the year ended December 31, 2021 included a $191,000 gain on sale of OREO from the second quarter of 2021, as well as a $465,000 gain on the call of a corporate bond from the third quarter of 2021.

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

Non-interest Expense – The following table presents the major categories of non-interest expense:

	For the Years Ended December 31,
	2022	2021	2020
	(in thousands)
Salary and employee benefits	$19,021	$18,132	$17,751
Occupancy and equipment	4,201	4,041	4,001
Deposit account related expense	2,249	2,158	1,890
Data processing expense	1,591	1,512	1,502
FDIC insurance	360	405	229
Marketing expense	605	727	629
Deposit and state franchise tax	396	375	1,475
Professional fees	818	952	937
Communications	419	681	856
Insurance expense	420	415	428
Postage and delivery	622	605	627
Merger expenses	691	—	—
Other	2,364	1,968	2,091
Total non-interest expense	$33,757	$31,971	$32,416

Non-interest Expense Comparison – 2022 to 2021

Non-interest expense increased $1.8 million, or 5.6%, to $33.8 million for the year ended December 31, 2022, compared with $32.0 million for the year ended December 31, 2021. The increase was primarily due to an increase of $889,000 in salaries and benefits as a result of the inflationary impact on salary administration, increased health care utilization costs, and increased performance-based incentive compensation, merger expenses of $691,000 related to the pending merger with Peoples, and a $396,000 increase in other non-interest expense primarily related to losses associated with demand deposit charge-offs and fraudulent check and debit card activity during the period. These increases from the prior year were offset by a decrease in communications expense of $262,000 for 2022 as a result of changes in information technology infrastructure during the period.

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

Income Tax Expense – Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	2022	2021	2020
	(in thousands)
Federal statutory tax rate	21%	21%	21%
Federal statutory rate times financial statement income	$5,065	$4,103	$2,232
Effect of:
State income taxes	907	741	—
Tax-exempt interest income	(107)	(123)	(73)
Establish state deferred tax asset	—	—	(478)
Non-taxable life insurance income	(148)	(111)	(89)
Restricted stock vesting	(30)	(10)	7
Other, net	89	31	25
Total income tax expense	$5,776	$4,631	$1,624

State income tax expense was $1.0 million for 2022, compared to $939,000 for 2021. For 2020, income tax expense benefitted $478,000 from the establishment of a net deferred tax assets related to a change in Kentucky tax law enacted during 2019. Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously recorded as non-interest expense, and implemented a state income tax at a statutory rate of 5%.

See Note 12, “Income Taxes”, to the financial statements for additional discussion of the Company’s income taxes.

Analysis of Financial Condition

Total assets at December 31, 2022 were $1.46 billion compared with $1.42 billion at December 31, 2021, an increase of $46.8 million or 3.3%. This increase was primarily attributable to an increase in net loans of $108.5 million, offset by a decrease in investment securities of $37.2 million, as well as $33.0 million decrease in cash and cash equivalents.

Total assets at December 31, 2021 were $1.42 billion compared with $1.31 billion at December 31, 2020, an increase of $103.4 million or 7.9%. This increase was primarily attributable to an increase in investment securities of $56.8 million, as well as $40.7 million in net loans.

Investment Securities – The securities portfolio serves as a source of liquidity and earnings and contributes to the management of interest rate risk. Investments are made in various types of liquid assets, including U.S. Treasury obligations and securities of various federal agencies, collateralized loan obligations, corporate bonds, and obligations of states and political subdivisions. The investment portfolio decreased by $37.2 million, or 14.3%, to $223.4 million at December 31, 2022, compared with $260.7 million at December 31, 2021. The decrease was comprised primarily of $28.0 million in payment proceeds and $19.2 million in fair value declines attributable to the rising interest rate environment, partially offset by purchases of $10.6 million.

The following table sets forth the carrying value of the securities portfolio at the dates indicated (in thousands):

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Securities available for sale
U.S. Government and federal agencies	$24,541	$—	$(2,784)	$21,757	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	80,283	9	(10,387)	69,905	93,650	1,339	(970)	94,019
Collateralized loan obligations	48,202	—	(2,161)	46,041	50,227	—	(78)	50,149
Corporate bonds	45,512	—	(3,042)	42,470	43,432	572	(202)	43,802
Total available for sale	$198,538	$9	$(18,374)	$180,173	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

Securities held to maturity
State and municipal	$43,282	$—	$(8,386)	$34,896	$46,460	$158	$(338)	$46,280
Total held to maturity	$43,282	$—	$(8,386)	$34,896	$46,460	$158	$(338)	$46,280

The Bank owns Collateralized Loan Obligations (CLOs), which are debt securities secured by professionally managed portfolios of senior-secured loans to corporations. CLOs are typically $300 million to $1 billion in size, contain one hundred or more loans and have five to six credit tranches with credit ratings ranging from AAA, AA, A, BBB, BB, B and an equity tranche. Interest and principal are paid first to the AAA tranche then to the next lower rated tranche. Losses are borne first by the equity tranche then by the subsequently higher rated tranche. CLOs may be less liquid than government securities from time to time and volatility in the CLO market may cause the value of these investments to decline.

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At December 31, 2022, $27.0 million and $19.0 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to a ratings downgrade during the year ended December 31, 2022.

Stress testing was completed on each security in the CLO portfolio as of December 31, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

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

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

The following table sets forth the contractual maturities, carrying values and weighted-average yields for the Bank’s investment securities held at December 31, 2022:

	Due Within One Year		After One Year But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available for sale
U.S. Government and federal agencies	$—	—%	$1,405	2.18%	$10,099	2.18%	$10,253	1.91%	$21,757	2.05%
Agency mortgage-backed: residential	—	—	1,186	2.29	6,632	2.06	62,087	2.38	69,905	2.35
Collateralized loan obligations	—	—	—	—	36,628	5.75	9,413	5.65	46,041	5.73
Corporate bonds	—	—	3,078	5.14	32,952	3.48	6,440	7.63	42,470	4.22
Total available for sale	$—	—%	$5,669	3.78%	$86,311	4.15%	$88,193	3.01%	$180,173	3.56%
Held to maturity
State and municipal	$3,265	1.71%	$5,571	1.39%	$4,713	1.84%	$29,733	2.42%	$43,282	2.17%
Total available for sale	$3,265	1.71%	$5,571	1.39%	$4,713	1.84%	$29,733	2.42%	$43,282	2.17%

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities that are purchased at a premium will generally return decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, those securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities generally do not experience increasing prepayments of principal and, consequently, average life will not be shortened. When interest rates fall, prepayments will generally increase. Non-agency issuer mortgage-backed securities do not carry a government guarantee. Management limits purchases of these securities to bank qualified issues with high credit ratings. At this time, there are no holdings of this type in the portfolio. At December 31, 2022, 88.8% of the Bank’s agency mortgage-backed securities had contractual final maturities of more than ten years with a weighted maturity of 21.6 years.

Loans Receivable – Loans receivable increased $110.0 million, or 11.0%, during the year ended December 31, 2022, to $1.10 billion. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $112.4 million, or 15.8%, during 2022 and comprised 74.0% of the total loan portfolio at December 31, 2022. The residential real estate and consumer portfolios decreased by an aggregate of $8.1 million, or 3.2%, during 2022 and comprised 22.3% of the total loan portfolio at December 31, 2022.

Loans receivable increased $39.8 million, or 4.1%, during the year ended December 31, 2021, to $1.0 billion. The Bank’s commercial and commercial real estate portfolios increased by an aggregate of $72.1 million, or 11.3%, during 2021 and comprised 70.9% of the total loan portfolio at December 31, 2021. The residential real estate and consumer portfolios decreased by an aggregate of $26.0 million, or 9.2%, during 2021 and comprised 25.5% of the total loan portfolio at December 31, 2021.

Loan Portfolio Composition – The following table presents a summary of the loan portfolio at the dates indicated, net of deferred loan fees, by type. There are no foreign loans in the Bank’s portfolio and other than the categories noted, there is no concentration of loans in any industry exceeding 10% of total loans.

	As of December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial (1)	$230,262	20.71%	$220,826	22.04%
Commercial Real Estate:
Construction	135,159	12.16	74,806	7.47
Farmland	65,256	5.87	68,388	6.83
Nonfarm nonresidential	391,701	35.23	345,893	34.53
Residential Real Estate:
Multi-family	45,222	4.07	50,224	5.01
1-4 Family	166,988	15.02	168,873	16.86
Consumer	35,277	3.17	36,440	3.64
Agriculture	41,498	3.73	35,924	3.59
Other	491	0.04	466	0.03
Total loans	$1,111,854	100.00%	$1,001,840	100.00%

(1)	Includes PPP loans of $141,000 and $1.2 million at December 31, 2022 and 2021, respectively.

Lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank’s statutory secured legal lending limit to a single borrower or guarantor was approximately $48.7 million at December 31, 2022 as measured at 30% of the Bank’s unimpaired capital and surplus.

The Bank had 22 loan relationships each with aggregate extensions of credit in excess of $10.0 million at year end 2022 and 2021. The aggregate extension of credit to these relationships totaled $355.2 million and $310.7 million at year end 2022 and 2021, respectively. With respect to these large loan relationships, all 22 were classified as pass by the Bank’s internal loan review process at December 31, 2022 and 2021. At December 31, 2022, the largest relationship totaled $32.4 million and was secured by multiple income producing commercial real estate properties.

As of December 31, 2022, the Bank had $128.5 million of loan participations purchased from, and $41.5 million of loan participations sold to, other banks. As of December 31, 2021, the Bank had $85.2 million of loan participations purchased from, and $12.8 million of loan participations sold to, other banks.

Loan Maturity Schedule – The following table sets forth at December 31, 2022, the dollar amount of loans, net of deferred loan fees, maturing in the loan portfolio based on their contractual terms to maturity:

	As of December 31, 2022
	Maturing Within One Year	Maturing 1 through 5 Years	Maturing 5 through 15 Years	Maturing Over 15 Years	Total Loans
	(dollars in thousands)
Loans with fixed rates:
Commercial	$6,815	$65,747	$63,145	$—	$135,707
Commercial Real Estate:
Construction	4,747	27,826	18,045	—	50,618
Farmland	2,856	17,353	10,513	1,844	32,566
Nonfarm nonresidential	16,803	152,005	94,100	5,110	268,018
Residential Real Estate:
Multi-family	22	24,522	6,849	—	31,393
1-4 Family	2,325	13,860	22,610	47,944	86,739
Consumer	3,010	18,507	766	844	23,127
Agriculture	1,974	6,569	528	—	9,071
Other	—	491	—	—	491
Total fixed rate loans	$38,552	$326,880	$216,556	$55,742	$637,730

Loans with floating rates:
Commercial	$31,739	$45,209	$17,607	$—	$94,555
Commercial Real Estate:
Construction	14,486	61,110	8,416	529	84,541
Farmland	1,158	5,224	9,855	16,453	32,690
Nonfarm nonresidential	10,681	50,453	25,927	36,622	123,683
Residential Real Estate:
Multi-family	—	11,096	2,305	428	13,829
1-4 Family	3,072	10,210	34,896	32,071	80,249
Consumer	12,000	32	118	—	12,150
Agriculture	29,731	2,363	333	—	32,427
Other	—	—	—	—	—
Total floating rate loans	$102,867	$185,697	$99,457	$86,103	$474,124

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

Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition that may jeopardize the repayment of the debt as contractually agreed. They are characterized by the distinct possibility the Bank will sustain some losses if the deficiencies are not corrected.

Loans classified as “doubtful” are those loans which have characteristics similar to substandard loans but with an increased risk that collection or liquidation in full is highly questionable and improbable.

The following table presents a summary of the loan portfolio at the dates indicated, by risk category.

	As of December 31,
	2022	2021	2020	2019	2018
		(in thousands)

Pass	$1,089,330	$977,962	$926,025	$888,707	$745,604
Watch	15,189	7,856	18,879	27,522	13,164
Special Mention	—	—	—	—	113
Substandard	7,335	16,022	17,177	10,042	6,363
Doubtful	—	—	—	—	—
Total	$1,111,854	$1,001,840	$962,081	$926,271	$765,244

Loans receivable increased $110.0 million, or 11.0%, during the year ended December 31, 2022. Since December 31, 2021, the pass category increased approximately $111.4 million, the watch category increased approximately $7.3 million, and the substandard category decreased approximately $8.7 million. The increase in the watch category is primarily related to the downgrade of an $11.0 million commercial loan relationship. This downgrade was offset by $5.1 million in commercial loan payoffs during 2022. The $8.7 million decrease in loans classified as substandard was primarily driven by $8.2 million in principal payments received, $2.1 million in loans upgraded from substandard, and $462,000 in charge-offs, offset by $2.1 million in loans moved to substandard during 2022. These trends were considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the allowance for loan losses.

Loan Delinquency – The following table presents a summary of loan delinquencies at the dates indicated.

	As of December 31,
	2022	2021	2020	2019	2018
		(in thousands)
Past Due Loans:
30-59 Days	$1,919	$556	$1,537	$1,747	$1,593
60-89 Days	268	210	372	670	331
90 Days and Over	—	—	—	—	—
Total Loans Past Due 30-90+ Days	2,187	766	1,909	2,417	1,924

Nonaccrual Loans	856	3,124	1,676	1,528	1,991
Total Past Due and Nonaccrual Loans	$3,043	$3,890	$3,585	$3,945	$3,915

The trend in delinquency levels is considered during the evaluation of qualitative trends in the portfolio when establishing the general component of the Bank’s allowance for loan losses.

Nonaccrual loans decreased $2.3 million from December 31, 2021 to December 31, 2022. This decrease was primarily driven by $2.9 million in paydowns, $245,000 in charge-offs, and $77,000 loans upgraded from non-accrual, offset by $924,000 in loans placed on non-accrual. The $2.9 million in paydowns of nonaccrual loans was driven by the payoff of a $2.0 million commercial real estate loan during the third quarter of 2022, which resulted in a recovery of $1.5 million. The $856,000 in nonaccrual loans at December 31, 2022 were generally secured by residential real estate loans. The $3.1 million in nonaccrual loans at December 31, 2021 were generally secured by commercial real estate loans. Management believes it has established adequate loan loss reserves for these credits.

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

The Bank generally does not have a formal loan modification program. If a borrower is unable to make contractual payments, management reviews the particular circumstances of that borrower’s situation and determines whether or not to negotiate a revised payment stream. The goal when restructuring a credit is to afford the borrower a reasonable period of time to remedy the issue causing cash flow shortfalls so that the credit may return to performing status over time. If a borrower fails to perform under the modified terms, the loan(s) are placed on nonaccrual status and collection actions are initiated.

At December 31, 2022, the Bank had two restructured loans totaling $186,000 with borrowers who experienced deterioration in financial condition compared with three restructured loans totaling $405,000 at December 31, 2021. In general, these loans were granted interest rate reductions to provide cash flow relief to borrowers experiencing cash flow difficulties. At December 31, 2022 and December 31, 2021, the Bank had no restructured loans that had been granted principal payment deferrals until maturity. There were no concessions made to forgive principal relative to these loans, although partial charge-offs have been recorded for certain restructured loans. In general, these loans are secured by commercial real estate properties or first liens on 1-4 residential properties. At December 31, 2022 and December 31, 2021, 72% and 84%, respectively, of the TDRs were performing according to their modified terms.

No TDR modifications occurred during the year ended December 31, 2022. There was one modification granted during 2021 that resulted in a loan being identified as a TDR. See “Note 4 – Loans,” to the financial statements for additional disclosure related to troubled debt restructuring.

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

The following table sets forth information with respect to non-performing assets as of the dates indicated:

	As of December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands)
Loans on nonaccrual status	$856	3,124	1,676	1,528	1,991
Troubled debt restructurings on accrual	133	340	480	475	910
Past due 90 days or more still on accrual	—	—	—	—	—
Total non-performing loans and TDRs on accrual	989	3,464	2,156	2,003	2,901
Real estate acquired through foreclosure	—	—	1,765	3,225	3,485
Other repossessed assets	—	—	—	—	—
Total non-performing assets and TDRs on accrual	$989	$3,464	$3,921	$5,228	$6,386

Nonaccrual loans to total loans	0.08%	0.31%	0.17%	0.17%	0.26%
Non-performing loans and TDRs on accrual to total loans	0.09%	0.35%	0.22%	0.22%	0.38%
Non-performing assets and TDRs on accrual to total assets	0.07%	0.24%	0.30%	0.42%	0.60%
Allowance for loan losses to nonaccrual loans	1,522.20%	369.11%	742.42%	548.17%	446.01%
Allowance for non-performing loans	$18	$12	$22	$48	$83
Allowance for non-performing loans to non-performing loans and TDRs on accrual	1.82%	0.35%	1.02%	2.40%	2.86%

Interest income that would have been recorded if nonaccrual loans were on a current basis in accordance with their original terms was $265,000, $287,000, and $288,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Nonperforming loans at December 31, 2022, were $989,000, or 0.09% of total loans, at December 31, 2022, and $3.5 million, or 0.35% of total loans, at December 31, 2021.

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

The following table sets forth an analysis of loan loss experience as of and for the periods indicated:

	As of December 31,
	2022	2021	2020	2019	2018
	(dollars in thousands)
Balances at beginning of period	$11,531	$12,443	$8,376	$8,880	$8,202

Loans charged-off:
Real estate	558	2,332	231	322	450
Commercial	31	19	32	37	50
Consumer	249	131	493	663	95
Agriculture	—	44	46	266	13
Other	—	—	—	—	8
Total charge-offs	838	2,526	802	1,288	616

Recoveries:
Real estate	2,099	228	352	597	1,437
Commercial	38	172	29	106	261
Consumer	75	49	45	75	69
Agriculture	45	15	30	3	15
Other	—	—	13	3	12
Total recoveries	2,257	464	469	784	1,794
Net charge-offs (recoveries)	(1,419)	2,062	333	504	(1,178)
Provision (negative provision) for loan losses	80	1,150	4,400	—	(500)
Balance at end of period	$13,030	$11,531	$12,443	$8,376	$8,880

Allowance for loan losses to period-end loans	1.17%	1.15%	1.29%	0.90%	1.16%
Net charge-offs (recoveries) to average loans	(0.13)%	0.22%	0.03%	0.06%	(0.16%)
Allowance for loan losses to non-performing loans and TDRs on accrual	1,317.49%	332.88%	577.13%	418.17%	306.10%

The loan loss reserve, as a percentage of total loans at December 31, 2022, was 1.17% compared to 1.15% at December 31, 2021. The allowance for loan losses to non-performing loans was 1,317.49% at December 31, 2022, compared with 332.88% at December 31, 2021.

A provision for loan losses of $80,000 was recorded for the year ended December 31, 2022, compared to a provision for loan losses of $1.2 million for 2021, and $4.4 million for 2020. The loan loss provision for the year ended December 31, 2022 was primarily attributable to growth trends within the portfolio, offset by a recovery of $1.5 million recognized during the third quarter and its impact on the historical loss percentages. The 2021 loan loss provisions were attributable to growth trends within the portfolio and net loan charge-offs impacting historical loss percentages during the periods.

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

Allocation of Allowance for Credit Losses

	As of December 31,
	2022		2021
	Amount of Allowance	Percent of Loans to Total Loans	Amount of Allowance	Percent of Loans to Total Loans
	(dollars in thousands)

Commercial	$2,827	20.71%	$2,888	22.04%
Commercial Real Estate:
Construction	1,843	12.16	1,011	7.47
Farmland	782	5.87	840	6.83
Nonfarm nonresidential	4,981	35.23	4,328	34.53
Residential Real Estate:
Multi-family	360	4.07	381	5.01
1-4 Family	1,039	15.02	1,062	16.86
Consumer	591	3.17	538	3.64
Agriculture	604	3.73	480	3.59
Other	3	0.04	3	0.03
Total	$13,030	100.0%	$11,531	100.0%

Deposits – The Bank attracts both short-term and long-term deposits from the general public by offering a wide range of deposit accounts and interest rates.

The Bank primarily relies on its banking office network to attract and retain deposits in its local markets, as well as deposit listing services, brokered deposits, deposit gathering networks, and the online channel to attract both in and out-of-market deposits. Market interest rates and rates on deposit products offered by competing financial institutions can significantly affect the Bank’s ability to attract and retain deposits.

During 2022, total deposits decreased $7.9 million compared with 2021. The decrease in deposits for 2022 was primarily in money market and savings accounts, offset by increases in interest-bearing demand deposit accounts and certificate of deposits. At December 31, 2022, the Bank had $75.1 million in brokered deposits. The Bank had no brokered deposits as of December 31, 2021. During 2021, total deposits increased $89.1 million compared with 2020. The increase in deposits for 2021 was primarily in interest-bearing demand deposit account balances, as well as money market and non-interest demand deposit accounts.

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

The following table sets forth the average daily balances and weighted average rates paid for deposits for the periods indicated:

	For the Years Ended December 31,
	2022		2021		2020
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Demand	$277,981		$271,994		$215,145
Interest Checking	288,480	0.54%	233,844	0.27%	169,808	0.32%
Money Market	209,331	0.55	190,094	0.34	166,788	0.55
Savings	159,422	0.35	157,283	0.28	111,559	0.48
Certificates of Deposit	262,692	0.73	311,140	0.57	436,083	1.33
Total Deposits	$1,197,906		$1,164,355		$1,099,383
Weighted Average Rate		0.43%		0.30%		0.71%

The following table shows at December 31, 2022 the amount of the Bank’s time deposits of $250,000 or more by time remaining until maturity:

Maturity Period
(in thousands)
Three months or less	$11,772
Three months through six months	69,705
Six months through twelve months	17,655
Over twelve months	7,391
Total	$106,523

The Bank maintains competitive pricing on its deposit products, which management believes allows it to retain a substantial percentage of the Bank’s customers when their time deposits mature.

Borrowing – Deposits are the primary source of funds for lending activities, investment activities, and for general business purposes. The Bank also uses borrowings from the FHLB of Cincinnati to supplement the pool of lendable funds, meet deposit withdrawal requirements and manage the terms of liabilities. FHLB borrowings are secured by the Bank’s stock in the FHLB, as well as the commercial real estate and first mortgage residential loans under a blanket lien arrangement. At December 31, 2022, the Bank had $70.0 million in outstanding borrowings from the FHLB and the capacity to increase borrowings by an additional $91.0 million. The FHLB of Cincinnati functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to borrow on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided that it meets certain standards related to creditworthiness.

The following table sets forth information about the Bank’s FHLB borrowings as of and for the periods indicated:

	December 31,
	2022	2021	2020
	(dollars in thousands)
Average balance outstanding	$50,274	$20,152	$34,101
Maximum amount outstanding at any month-end during the period	90,000	20,620	71,376
End of period balance	70,000	20,000	20,623
Weighted average interest rate:
At end of period	4.25%	0.77%	0.75%
During the period	2.31%	0.76%	1.09%

Junior Subordinated Debentures – At December 31, 2022, the Company had four issues of junior subordinated debentures outstanding totaling $21.0 million as shown in the table below.

Description	Liquidation Amount Trust Preferred Securities	Issuance Date	Interest Rate (1)	Junior Subordinated Debt and Investment in Trust	Maturity Date
(dollars in thousands)
Statutory Trust I	$3,000	2/13/2004	3-month LIBOR + 2.85%	$3,093	2/13/2034
Statutory Trust II	5,000	2/13/2004	3-month LIBOR + 2.85%	5,155	2/13/2034
Statutory Trust III	3,000	4/15/2004	3-month LIBOR + 2.79%	3,093	4/15/2034
Statutory Trust IV	10,000	12/14/2006	3-month LIBOR + 1.67%	10,435	3/01/2037
	$21,000			$21,776

(1)	As of December 31, 2022, 3-month LIBOR was 4.77%.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debentures at maturity or their earlier redemption at the liquidation preference. The subordinated debentures are redeemable before the maturity date at the Company’s option at their principal amount plus accrued interest. At December 31, 2022, the Company is current on all interest payments.

The Federal Reserve Board rules allow trust preferred securities issued prior to May 19, 2010 to be included in Tier 1 capital, subject to quantitative and qualitative limits. Currently, no more than 25% of the Company’s Tier 1 capital can consist of trust preferred securities and qualifying perpetual preferred stock. To the extent the amount of the Company’s trust preferred securities exceeds the 25% limit, the excess would be includable in Tier 2 capital. As of December 31, 2022, all of the Company’s trust preferred securities were included in and comprised 14% of Tier 1 capital.

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

Subordinated Capital Notes – The Company’s subordinated notes mature on July 31, 2029 with an optional prepayment date of July 31, 2025. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital.

Capital

Stockholders’ equity increased $2.9 million to $133.9 million at December 31, 2022, compared with $131.0 million at December 31, 2021. The increase was due primarily to current year net income of $18.3 million, offset by the other comprehensive loss for the year of $14.6 million attributable to the fair value decline in the available for sale investment portfolio driven by rising interest rates and changing credit spreads, and $1.5 million in dividends paid to common shareholders.

The following table shows the ratios of common equity Tier 1, Tier 1 capital, total capital to risk-adjusted assets, and Tier 1 leverage for the Bank at December 31, 2022:

	Regulatory Minimums	Well-Capitalized Minimums	Basel III Plus Conservation Buffer	Limestone Bank

Common equity Tier 1 capital	4.5%	6.5%	7.0%	13.01%
Tier 1 capital	6.0	8.0	8.5	13.01
Total risk-based capital	8.0	10.0	10.5	14.01
Tier 1 leverage ratio	4.0	5.0	—	11.59

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

The Bank also borrows from the FHLB to supplement funding requirements. At December 31, 2022, the Bank had an unused borrowing capacity with the FHLB of $91.0 million. Advances are collateralized by commercial real estate and first mortgage residential loans under a blanket lien arrangement. Borrowing capacity is based on the underlying book value of eligible pledged loans.

The Bank also has available on an unsecured basis federal funds borrowing line from a correspondent bank totaling $5.0 million. Management believes the sources of liquidity are adequate to meet expected cash needs for the foreseeable future. Additionally, the Bank may utilize brokered and wholesale deposits to supplement its funding strategy.

The Company uses cash on hand to service the subordinated capital notes, junior subordinated debentures, pay dividends to common shareholders, and to provide for operating cash flow needs. The Company’s primary source of funding to meet its obligations is dividends from the Bank. At December 31, 2022, the Bank was eligible to pay $20.4 million of dividends. The Bank paid the Company $7.5 million of dividends during 2022.

Under the terms of the Merger Agreement, the Company is precluded from issuing additional common equity, preferred equity, or debt to support cash flow needs and liquidity requirements.

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

Material Cash Requirements and Obligations

The following table summarizes key obligations by maturity date or scheduled payment date and other commitments to make future payments as of December 31, 2022:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Time deposits	$233,016	$51,132	$5,311	$702	$290,161
FHLB borrowing (1)	70,000	—	—	—	70,000
Operating leases	457	899	873	8,434	10,660
Junior subordinated debentures	—	—	—	21,000	21,000
Subordinated capital notes	—	—	—	25,000	25,000
Total	$303,473	$52,028	$6,184	$55,136	$416,821

(1)         Fixed rate borrowings with rates ranging from 4.02% to 4.38%, and maturing in 2023.

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

The commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2022 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the Bank’s actual future cash funding requirements:

	One year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(dollars in thousands)
Commitments to extend credit	$59,632	$63,018	$30,369	$48,679	$201,698
Standby letters of credit	1,087	4	—	—	1,091
Total	$60,719	$63,022	$30,369	$48,679	$202,789

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

Risk Participation Agreements – In connection with the purchase of loan participations, the Bank has entered into risk participation agreements, which had notional amounts totaling $12.1 million at December 31, 2022 and 2021.

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

Given an instantaneous 100 basis point increase in interest rates, the base net interest income would decrease by an estimated 2.1% at December 31, 2022 compared with a decrease of 1.3% at December 31, 2021. Given an instantaneous 100 basis point decrease in interest rates, the base net interest income would increase by an estimated 0.3% at December 31, 2022 compared with a decrease of 0.8% at December 31, 2021.

The following table indicates the estimated impact on net interest income under various interest rate scenarios for the year ended December 31, 2022, as calculated using the static shock model approach:

	Change in Future Net Interest Income
	Dollar Change	Percentage Change
	(dollars in thousands)
+ 200 basis points	$(1,952)	(3.6)%
+ 100 basis points	(1,172)	(2.1)
- 100 basis points	145	0.3
- 200 basis points	(950)	(1.7)

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

Notes to Consolidated Financial Statements

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Limestone Bancorp, Inc.

Louisville, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Limestone Bancorp, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses – Qualitative Risk Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses represents management’s best estimate of probable incurred credit losses inherent in the held for investment loan portfolio as of the balance sheet date.  Management assesses the risk inherent in the loan portfolio based on qualitative and quantitative risk factors. The allowance for loan losses consists of two components: the valuation allowance for loans that are individually classified as impaired and separately identified for impairment (“specific component”), totaling $0 as of December 31, 2022 and the valuation allowance for loans not considered impaired and collectively evaluated for impairment (“general component”), totaling $13,030,000 as of December 31, 2022.

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

/s/Crowe LLP

We have served as the Company's auditor since 1998.

Louisville, Kentucky

February 28, 2023

LIMESTONE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2022	2021
Assets
Cash and due from banks	$7,159	$10,493
Interest bearing deposits in banks	37,476	67,110
Cash and cash equivalents	44,635	77,603
Securities available for sale	180,173	214,213
Securities held to maturity (fair value of $34,896 and $46,280, respectively)	43,282	46,460
Loans, net of allowance of $13,030 and $11,531, respectively	1,098,824	990,309
Premises and equipment, net	22,103	21,575
Premises held for sale	—	310
Federal Home Loan Bank stock	5,176	5,116
Bank owned life insurance	31,132	23,946
Deferred taxes, net	21,283	21,583
Goodwill	6,252	6,252
Other intangible assets, net	1,733	1,989
Accrued interest receivable and other assets	7,862	6,336
Total assets	$1,462,455	$1,415,692

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$268,954	$274,083
Interest bearing	931,830	934,585
Total deposits	1,200,784	1,208,668
Federal Home Loan Bank advances	70,000	20,000
Accrued interest payable and other liabilities	11,813	10,065
Junior subordinated debentures	21,000	21,000
Subordinated capital notes	25,000	25,000
Total liabilities	1,328,597	1,284,733
Commitments and contingent liabilities (Note 15)	—	—
Stockholders’ equity
Common stock, no par, 39,000,000 shares authorized, 6,638,633 and 6,594,749 voting, and 1,000,000 and 1,000,000 non-voting shares issued and outstanding, respectively	140,639	140,639
Additional paid-in capital	26,312	25,625
Retained deficit	(14,954)	(31,769)
Accumulated other comprehensive loss	(18,139)	(3,536)
Total common stockholders’ equity	133,858	130,959
Total liabilities and stockholders’ equity	$1,462,455	$1,415,692

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

(Dollar amounts in thousands except per share data)

	2022	2021	2020
Interest income
Loans, including fees	$50,332	$44,445	$45,093
Taxable securities	6,165	4,612	5,042
Tax exempt securities	660	643	370
Federal funds sold and other	653	215	248
	57,810	49,915	50,753
Interest expense
Deposits	5,202	3,518	7,796
Federal Home Loan Bank advances	1,162	154	371
Senior debt	—	—	119
Junior subordinated debentures	867	521	660
Subordinated capital notes	1,501	1,500	1,206
	8,732	5,693	10,152
Net interest income	49,078	44,222	40,601
Provision for loan losses	80	1,150	4,400
Net interest income after provision for loan losses	48,998	43,072	36,201

Non-interest income
Service charges on deposit accounts	2,775	2,256	2,268
Bank card interchange fees	4,278	4,116	3,376
Income from bank owned life insurance	706	526	424
Gain on sale of other real estate owned	—	191	—
Gain (loss) on sales and calls of securities, net	(3)	460	(5)
Gain on sale of premises held for sale	163	—	—
Other	958	890	781
	8,877	8,439	6,844
Non-interest expense
Salaries and employee benefits	19,021	18,132	17,751
Occupancy and equipment	4,201	4,041	4,001
Deposit account related expense	2,249	2,158	1,890
Data processing expense	1,591	1,512	1,502
Professional fees	818	952	937
Marketing expense	605	727	629
FDIC insurance	360	405	229
Deposit and state franchise tax	396	375	1,475
Communications expense	419	681	856
Insurance expense	420	415	428
Postage and delivery	622	605	627
Merger expenses	691	—	—
Other	2,364	1,968	2,091
	33,757	31,971	32,416
Income before income taxes	24,118	19,540	10,629
Income tax expense	5,776	4,631	1,624
Net income	18,342	14,909	9,005
Basic and diluted income per common share	$2.40	$1.96	$1.20

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31,

(in thousands)

	2022	2021	2020
Net income	$18,342	$14,909	$9,005
Other comprehensive income (loss):
Unrealized gain (loss) on securities:
Unrealized gain (loss) arising during the period	(19,197)	25	1,012
Amortization during period of net unrealized gain transferred to held to maturity	(264)	(346)	—
Less reclassification adjustment for gains (losses) included in net income	(3)	460	(5)
Net unrealized gain (loss) recognized in comprehensive income	(19,458)	(781)	1,017
Tax effect	4,855	195	(253)
Other comprehensive income (loss)	(14,603)	(586)	764

Comprehensive income	$3,739	$14,323	$9,769

See accompanying notes.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31,

(Dollar amounts in thousands except share and per share data)

	Shares			Amount
	Common	Non-Voting Common	Total Common	Common and Non-Voting Common	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total

Balances, December 31, 2019	6,251,975	1,220,000	7,471,975	$140,639	$24,508	$(55,683)	$(3,714)	$105,750
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	28,248	—	28,248	—	(75)	—	—	(75)
Forfeited unvested stock	(1,358)	—	(1,358)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	580	—	—	580
Non-voting shares converted to voting	220,000	(220,000)	—	—	—	—	—	—
Net income	—	—	—	—	—	9,005	—	9,005
Net change in accumulated other comprehensive income, net of taxes	—	—	—	—	—	—	764	764
Balances, December 31, 2020	6,498,865	1,000,000	7,498,865	$140,639	$25,013	$(46,678)	$(2,950)	$116,024
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	104,220	—	104,220	—	(87)	—	—	(87)
Forfeited unvested stock	(8,336)	—	(8,336)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	699	—	—	699
Net income	—	—	—	—	—	14,909	—	14,909
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(586)	(586)
Balances, December 31, 2021	6,594,749	1,000,000	7,594,749	$140,639	$25,625	$(31,769)	$(3,536)	$130,959
Stock issued for share-based awards, net of withholdings to satisfy employee tax obligations upon vesting	54,393	—	54,393	—	(197)	—	—	(197)
Forfeited unvested stock	(10,509)	—	(10,509)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	884	—	—	884
Net income	—	—	—	—	—	18,342	—	18,342
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(1,527)	—	(1,527)
Net change in accumulated other comprehensive loss, net of taxes	—	—	—	—	—	—	(14,603)	(14,603)
Balances, December 31, 2022	6,638,633	1,000,000	7,638,633	$140,639	$26,312	$(14,954)	$(18,139)	$133,858

See accompanying notes to unaudited consolidated financial statements.

LIMESTONE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

(in thousands)

	2022	2021	2020
Cash flows from operating activities
Net income	$18,342	$14,909	$9,005
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation, amortization and accretion, net	1,873	4,677	2,986
Provision for loan losses	80	1,150	4,400
Net amortization on securities	338	594	655
Stock-based compensation expense	884	699	580
Deferred taxes, net	5,155	4,326	1,798
Net realized gain on sales of other real estate owned	—	(191)	—
Net realized (gain) loss on sales and calls of investment securities	3	(460)	5
Net realized (gain) loss on disposal of premises and equipment	37	1	—
Net write-down on premises held for sale	—	45	150
Net gain on sale of premises held for sale	(163)	—	—
Increase in cash surrender value of life insurance, net of premium expense	(686)	(505)	(404)
Amortization of operating lease right-of-use assets	406	374	593
Net change in accrued interest receivable and other assets	(2,923)	(3,346)	(106)
Net change in accrued interest payable and other liabilities	1,748	17	1,383
Net cash from operating activities	25,094	22,290	21,045

Cash flows from investing activities
Purchases of available for sale securities	(9,924)	(91,189)	(38,416)
Proceeds from sales and calls of available for sale securities	—	7,500	9,030
Proceeds from maturities and prepayments of available for sale securities	24,492	37,038	34,881
Purchases of held to maturity securities	(658)	(16,444)	—
Proceeds from calls of held to maturity securities	1,314	1,704	—
Proceeds from maturities and prepayments of held to maturity securities	2,195	3,665	—
Proceeds from sale of other real estate owned	—	1,956	1,600
Improvements to other real estate owned	—	—	(140)
Purchases of Federal Home Loan Bank stock	(727)	—	(600)
Proceeds from mandatory redemption of Federal Home Loan Bank stock	667	771	950
Net changes in loans	(109,099)	(45,164)	(37,772)
Proceeds from sale of premises and equipment	—	1	—
Proceeds from sale of premises held for sale	473	705	—
Purchases of premises and equipment	(687)	(1,274)	(879)
Purchase of bank owned life insurance	(6,500)	—	(7,000)
Net cash from investing activities	(98,454)	(100,731)	(38,346)

Cash flows from financing activities
Net change in deposits	(7,884)	89,061	92,632
Repayment of Federal Home Loan Bank advances	(120,000)	(623)	(145,766)
Advances from Federal Home Loan Bank	170,000	—	105,000
Proceeds from issuance of subordinated capital notes	—	—	8,000
Repayment of senior debt	—	—	(5,000)
Common shares withheld for taxes	(197)	(87)	(75)
Cash dividends paid on common stock	(1,527)	—	—
Net cash from financing activities	40,392	88,351	54,791
Net change in cash and cash equivalents	(32,968)	9,910	37,490
Beginning cash and cash equivalents	77,603	67,693	30,203
Ending cash and cash equivalents	$44,635	$77,603	$67,693

Supplemental cash flow information:
Interest paid	$7,925	$5,788	$10,422
Income taxes paid (refunded)	530	370	(346)
Supplemental non-cash disclosure:
Transfer from premises and equipment to premises held for sale	—	—	310
Transfer of available for sale to held to maturity securities	—	34,741	—
AOCI component of transfer from available for sale to held to maturity	—	1,081	—
Financed sales of other real estate owned	—	—	1,360

See accompanying notes.

LIMESTONE BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021 and 2020

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

●

Commercial loans are made to businesses and depend on the strength of the industries, related borrowers, and cash flow from the businesses. Commercial loans are advances for equipment purchases, or to provide working capital, or to meet other financing needs of business enterprises. These loans may be unsecured or secured by accounts receivable, inventory, equipment or other business assets. Financial information is obtained from the borrowers to evaluate their ability to repay the loans.

●

Commercial real estate loans are affected by the local commercial real estate market and the local economy. Commercial real estate loans include loans on commercial properties occupied by borrowers and/or tenants. Construction and development loans are a component of this segment. These loans are generally secured by land under development or homes and commercial buildings under construction. Loans secured by farmland are also a component of this segment. Appraisals are obtained to support the loan amount. Financial information is obtained from the borrowers and/or the individual project to evaluate cash flow sufficiency to service the debt.

●

Residential real estate loans are affected by the local residential real estate market, local economy, and, for variable rate mortgages, movement in indices tied to these loans. For owner occupied residential loans, the borrowers’ repayment ability is evaluated through a review of credit scores and debt to income ratios. For non-owner occupied residential loans, such as rental real estate, financial information is obtained from the borrowers and/or the individual project to evaluate cash flow sufficiency to service the debt. Appraisals are obtained to support the determination of collateral value.

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

Other Real Estate Owned (“OREO”) – Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. If fair value declines subsequent to foreclosure, a write-down is recorded through expense. Costs after acquisition are expensed unless the expenditure is for a recoverable improvement, which may be capitalized. There was no OREO as of December 31, 2022 or 2021. Residential loans secured by 1-4 family residential properties in the process of foreclosure totaled $73,000 and $47,000 at December 31, 2022 and December 31, 2021, respectively.

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

Federal Home Loan Bank (FHLB) Stock – The Bank is a member of the FHLB system. Members are required to own stock based on its level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance – The Bank owns life insurance policies on certain key executives and associates. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets – Goodwill arises from business combinations and is generally determined as the excess of the fair value of the consideration transferred, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Bank utilizes November 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Bank’s balance sheet.

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

New Accounting Standards – In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard changes the method for estimating credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under the CECL model, certain financial assets that are carried at amortized cost, such as loans held for investment, held-to-maturity debt securities, and off-balance sheet credit exposures are required to be presented at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The change could materially affect how the allowance for loan losses is determined. In December 2018, federal banking regulators approved a final rule to address changes to the credit loss accounting under GAAP, including banking organizations’ implementation of CECL. The final rule provides banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from adoption of the new accounting standard.

Management continues to refine assumptions, analyze forecast scenarios, and stress test the volatility of the model. Additionally, management is finalizing various accounting processes, and related controls. This estimate and the ongoing impact of adopting CECL are dependent on various factors, including credit quality, macroeconomic forecasts and conditions, composition of the loan and securities portfolios, and other management judgments, all of which remain subject to further review and analysis by the Company’s management team.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The final standard affects all entities after adoption of ASU 2016-13 (Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments) and eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The Company will be required to implement CECL and ASU 2022-02 for fiscal year and interim periods beginning after December 15, 2022.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting. The new guidance provides optional expedients and exceptions for applying GAAP to contracts and hedging relationships, if certain criteria are met, that reference LIBOR or another reference rate expected to be discontinued. In December 2022, the FASB voted to delay the sunset date for Topic 848 until December 31, 2024 effective immediately. Adoption of this new guidance will not have a material impact on the consolidated financial statements.

NOTE 2 – PENDING MERGER

On October 24, 2022, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Peoples Bancorp Inc. (“Peoples”). The Merger Agreement provides for a business combination whereby the Company will merge with and into Peoples (the “Merger”), with Peoples as the surviving corporation in the Merger. Under the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock, issued and outstanding immediately prior to the Effective Time (except for Dissenting Shares, as provided for in the Merger Agreement), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.90 of common shares, no par value, of Peoples. The Merger Agreement contains certain termination rights for both Peoples and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Peoples a termination fee of $8.3 million.

The Merger Agreement was approved by the shareholders of both the Company and Peoples at Special Shareholders’ Meetings held on February 23, 2023. Additionally, the registration statement on Form S-4 for the Peoples Common Shares to be issued in the Merger became effective with the Securities and Exchange Commission on January 10, 2023.

The Merger is expected to close in the second quarter of 2023, pending satisfaction of various remaining closing conditions, including, but not limited to: (1) authorization for listing on Nasdaq of the Peoples Common Shares to be issued in the Merger; (2) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Ohio Division of Financial Institutions, and the Kentucky Department of Financial Institutions; (3) the absence of any order, injunction or other legal restraint preventing or making illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

Merger expenses totaling $691,000 have been expensed by the Company through December 31, 2022. Additional merger costs will be expensed in future periods as incurred.

NOTE 3 – SECURITIES

Securities are classified as available for sale (“AFS”) or held to maturity (“HTM”). AFS securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax. HTM securities are reported at amortized cost.

The following table summarizes the amortized cost and fair value of AFS and HTM securities at December 31, 2022 and December 31, 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2022
Available for sale
U.S. Government and federal agency	$24,541	$—	$(2,784)	$21,757
Agency mortgage-backed: residential	80,283	9	(10,387)	69,905
Collateralized loan obligations	48,202	—	(2,161)	46,041
Corporate bonds	45,512	—	(3,042)	42,470
Total available for sale	$198,538	$9	$(18,374)	$180,173

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$43,282	$—	$(8,386)	$34,896
Total held to maturity	$43,282	$—	$(8,386)	$34,896

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for sale
U.S. Government and federal agency	$26,075	$301	$(133)	$26,243
Agency mortgage-backed: residential	93,650	1,339	(970)	94,019
Collateralized loan obligations	50,227	—	(78)	50,149
Corporate bonds	43,432	572	(202)	43,802
Total available for sale	$213,384	$2,212	$(1,383)	$214,213

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Held to maturity
State and municipal	$46,460	$158	$(338)	$46,280
Total held to maturity	$46,460	$158	$(338)	$46,280

Sales and calls of securities were as follows:

	2022	2021	2020
	(in thousands)
Proceeds	$1,314	$9,204	$9,030
Gross gains	—	465	—
Gross losses	3	5	5

The amortized cost and fair value of debt securities are shown by contractual maturity. Expected maturities may differ from actual maturities when borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities not due at a single maturity date are shown separately.

	December 31, 2022
	Amortized Cost	Fair Value
	(in thousands)
Maturity
Available for sale
Within one year	$—	$—
One to five years	4,661	4,483
Five to ten years	84,946	79,679
Beyond ten years	28,648	26,106
Agency mortgage-backed: residential	80,283	69,905
Total	$198,538	$180,173

Held to maturity
Within one year	$3,265	3,204
One to five years	5,571	$5,324
Five to ten years	4,713	4,100
Beyond ten years	29,733	22,268
Total	$43,282	$34,896

Securities pledged at year-end 2022 and 2021 had carrying values of approximately $122.1 million and $155.4 million, respectively, and were pledged to secure public deposits.

At December 31, 2022 and 2021, the Bank held securities issued by the Commonwealth of Kentucky or Kentucky municipalities having a book value of $35.2 million and $35.7 million, respectively. At year-end 2022, there were no other holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, underlying credit quality of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the sector or industry trends and cycles affecting the issuer, and the results of reviews of the issuer’s financial condition. As of December 31, 2022, management does not believe any securities in the portfolio with unrealized losses should be classified as other than temporarily impaired.

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

The market value of CLOs may be affected by, among other things, changes in composition of the underlying loans, changes in the cash flows from the underlying loans, defaults and recoveries on the underlying loans, capital gains and losses on the underlying loans, prepayments on the underlying loans, and other conditions or economic factors. At December 31, 2022, $27.0 million and $19.0 million of the Bank’s CLOs were risk rated AA and A rated, respectively. None of the CLOs were subject to ratings downgrade during the year ended December 31, 2022.

Stress testing was completed on each security in the CLO portfolio as of December 31, 2022. Each security in the portfolio passed, without dollar loss, a stress scenario characterized as severe, which assumed a ten percent per annum constant prepayment rate, a twelve percent per annum constant default rate for four years followed by a four percent rate thereafter, and a forty-five percent recovery rate on a one-year lag.

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

Securities with unrealized and unrecognized losses at December 31, 2022 and December 31, 2021, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position, are as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2022
Available for sale
U.S. Government and federal agency	$12,234	$(1,022)	$9,523	$(1,762)	$21,757	$(2,784)
Agency mortgage-backed: residential	26,917	(1,916)	41,992	(8,471)	68,909	(10,387)
Collateralized loan obligations	20,816	(784)	25,225	(1,377)	46,041	(2,161)
Corporate bonds	22,537	(1,352)	19,934	(1,690)	42,471	(3,042)
Total temporarily impaired	$82,504	$(5,074)	$96,674	$(13,300)	$179,178	$(18,374)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	$13,897	$(3,328)	$19,179	$(5,058)	$33,076	$(8,386)
Total temporarily impaired	$13,897	$(3,328)	$19,179	$(5,058)	$33,076	$(8,386)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2021
Available for sale
U.S. Government and federal agency	$11,645	$(133)	$—	$—	$11,645	$(133)
Agency mortgage-backed: residential	53,733	(960)	642	(10)	54,375	(970)
Collateralized loan obligations	10,036	(7)	16,514	(71)	26,550	(78)
Corporate bonds	22,548	(202)	—	—	22,548	(202)
Total temporarily impaired	$97,962	$(1,302)	$17,156	$(81)	$115,118	$(1,383)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss

Held to maturity
State and municipal	$26,829	$(338)	$—	$—	$26,829	$(338)
Total temporarily impaired	$26,829	$(338)	$—	$—	$26,829	$(338)

NOTE 4 – LOANS

Loans net of unearned income, deferred loan origination costs, and net premiums on acquired loans by class were as follows:

	2022	2021
	(in thousands)
Commercial (1)	$230,262	$220,826
Commercial Real Estate:
Construction	135,159	74,806
Farmland	65,256	68,388
Nonfarm nonresidential	391,701	345,893
Residential Real Estate:
Multi-family	45,222	50,224
1-4 Family	166,988	168,873
Consumer	35,277	36,440
Agriculture	41,498	35,924
Other	491	466
Subtotal	1,111,854	1,001,840
Less: Allowance for loan losses	(13,030)	(11,531)
Loans, net	$1,098,824	$990,309

(1)         Includes PPP loans of $141,000 and $1.2 million at December 31, 2022 and 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022, 2021, and 2020:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2022:	(in thousands)
Beginning balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531
Provision (negative provision)	(68)	(131)	(27)	227	79	–	80
Loans charged off	(31)	(158)	(400)	(249)	–	–	(838)
Recoveries	38	1,716	383	75	45	–	2,257
Ending balance	$2,827	$7,606	$1,399	$591	$604	$3	$13,030

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2021:	(in thousands)
Beginning balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443
Provision (negative provision)	206	1,314	(537)	259	(91)	(1)	1,150
Loans charged off	(19)	(2,302)	(30)	(131)	(44)	–	(2,526)
Recoveries	172	117	111	49	15	–	464
Ending balance	$2,888	$6,179	$1,443	$538	$480	$3	$11,531

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
December 31, 2020:	(in thousands)
Beginning balance	$1,710	$4,080	$1,743	$485	$355	$3	$8,376
Provision (negative provision)	822	2,870	135	324	261	(12)	4,400
Loans charged off	(32)	(101)	(130)	(493)	(46)	–	(802)
Recoveries	29	201	151	45	30	13	469
Ending balance	$2,529	$7,050	$1,899	$361	$600	$4	$12,443

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2022:

	Commercial	Commercial Real Estate	Residential Real Estate	Consumer	Agriculture	Other	Total
	(in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$–	$–	$1	$–	$–	$–	$1
Collectively evaluated for impairment	2,827	7,606	1,398	591	604	3	13,029
Total ending allowance balance	$2,827	$7,606	$1,399	$591	$604	$3	$13,030

Loans:
Loans individually evaluated for impairment	$–	$429	$441	$119	$–	$–	$989
Loans collectively evaluated for impairment	230,262	591,687	211,769	35,158	41,498	491	1,110,865
Total ending loans balance	$230,262	$592,116	$212,210	$35,277	$41,498	$491	$1,111,854

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

The following table presents information related to loans individually evaluated for impairment by class of loan as of and for the year ended December 31, 2022:

	Unpaid Principal Balance	Recorded Investment	Allowance For Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	(in thousands)
With No Related Allowance Recorded:
Commercial	$257	$—	$—	$—	$1	$1
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	80	29	—	95	53	53
Nonfarm nonresidential	1,001	400	—	1,783	202	189
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	1,181	388	—	479	161	161
Consumer	350	119	—	80	2	2
Agriculture	315	—	—	3	23	23
Other	—	—	—	—	—	—
Subtotal	3,184	936	—	2,440	442	429
With An Allowance Recorded:
Commercial	—	—	—	—	—	—
Commercial real estate:
Construction	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Nonfarm nonresidential	—	—	—	—	—	—
Residential real estate:
Multi-family	—	—	—	—	—	—
1-4 Family	53	53	1	78	—	—
Consumer	—	—	—	—	—	—
Agriculture	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	53	53	1	78	—	—
Total	$3,237	$989	$1	$2,518	$442	$429

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

The following table presents the TDR loan modifications by portfolio segment outstanding as of December 31, 2022 and 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2022
Commercial Real Estate:
Nonfarm nonresidential	$133	$—	$133
Residential Real Estate:
1-4 Family	—	53	53
Total TDRs	$133	$53	$186

December 31, 2021
Commercial Real Estate:
Nonfarm nonresidential	$340	$—	$340
Residential Real Estate:
1-4 Family	—	65	65
Total TDRs	$340	$65	$405

At December 31, 2022 and 2021, 72% and 84%, respectively, of the Company’s TDRs were performing according to their modified terms. The Company allocated $1,000 and $2,000 as of December 31, 2022 and 2021, respectively, in reserves to customers whose loan terms have been modified in TDRs. The Company has committed to lend no additional amounts as of December 31, 2022 or December 31, 2021 to customers with outstanding loans that are classified as TDRs.

During the years ended December 31, 2022, 2021, and 2020, no TDRs defaulted on their restructured loan within the twelve-month period following the loan modification. A default is considered to have occurred once the TDR is past due 90 days or more or it has been placed on nonaccrual.

No TDR modifications occurred during the year ended December 31, 2022. The following table presents a summary of the TDR loan modifications by portfolio segment that occurred during the year ended December 31, 2021:

	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
	(in thousands)
December 31, 2021
Residential Real Estate:
1-4 Family	$180	$—	$180
Total TDRs	$180	$—	$180

The Company did not allocate any reserves to customers whose loan terms were modified during 2021. For modifications occurring during the year ended December 31, 2021, the post-modification balances approximate the pre-modification balances.

The following table presents the aging of the recorded investment in past due loans by class as of December 31, 2022 and 2021:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2022
Commercial	$32	$—	$—	$—	$32
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	219	29	—	28	276
Nonfarm nonresidential	577	—	—	268	845
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	913	239	—	441	1,593
Consumer	178	—	—	119	297
Agriculture	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,919	$268	$—	$856	$3,043

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days And Over Past Due	Nonaccrual	Total Past Due And Nonaccrual
	(in thousands)
December 31, 2021
Commercial	$6	$—	$—	$—	$6
Commercial Real Estate:
Construction	—	—	—	—	—
Farmland	—	—	—	215	215
Nonfarm nonresidential	—	34	—	2,323	2,357
Residential Real Estate:
Multi-family	—	—	—	—	—
1-4 Family	513	148	—	566	1,227
Consumer	37	28	—	12	77
Agriculture	—	—	—	8	8
Other	—	—	—	—	—
Total	$556	$210	$—	$3,124	$3,890

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be “Pass” rated loans. As of December 31, 2022 and 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2022
Commercial	$222,420	$3,503	$—	$4,339	$—	$230,262
Commercial Real Estate:
Construction	132,618	2,541	—	—	—	135,159
Farmland	63,303	1,594	—	359	—	65,256
Nonfarm nonresidential	385,434	5,981	—	286	—	391,701
Residential Real Estate:
Multi-family	45,222	—	—	—	—	45,222
1-4 Family	164,150	1,525	—	1,313	—	166,988
Consumer	35,032	20	—	225	—	35,277
Agriculture	40,660	25	—	813	—	41,498
Other	491	—	—	—	—	491
Total	$1,089,330	$15,189	$—	$7,335	$—	$1,111,854

	Pass	Watch	Special Mention	Substandard	Doubtful	Total
	(in thousands)
December 31, 2021
Commercial	$207,729	$5,207	$—	$7,890	$—	$220,826
Commercial Real Estate:
Construction	74,806	—	—	—	—	74,806
Farmland	65,836	170	—	2,382	—	68,388
Nonfarm nonresidential	341,780	413	—	3,700	—	345,893
Residential Real Estate:
Multi-family	50,224	—	—	—	—	50,224
1-4 Family	164,850	2,038	—	1,985	—	168,873
Consumer	36,408	5	—	27	—	36,440
Agriculture	35,863	23	—	38	—	35,924
Other	466	—	—	—	—	466
Total	$977,962	$7,856	$—	$16,022	$—	$1,001,840

NOTE 5 – PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2022	2021
	(in thousands)
Land and buildings	$22,033	$21,590
Furniture and equipment	8,439	9,395
Leased right-of-use asset	6,317	5,326
	36,789	36,311
Accumulated depreciation	(14,686)	(14,736)
	$22,103	$21,575

Depreciation expense was $1.1 million, $1.0 million and $1.1 million for 2022, 2021 and 2020, respectively.

NOTE 6 – LEASES

As of December 31, 2022, the Company had real estate leases for seven branch offices or offsite ATM machines under various operating lease agreements. The lease agreements have maturity dates ranging from 2024 to 2046, including all expected extension periods. The weighted average remaining life of the lease term for these leases was 20 years as of December 31, 2022.

In determining the present value of lease payments, the Bank uses the implicit lease rate when readily determinable. As most of the Bank’s leases do not provide an implicit rate, the incremental borrowing rate based on the information available at commencement date is used. The incremental borrowing rate is the estimated rate of interest that the Bank would pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. The weighted average discount rate for the leases was 4.20% as of December 31, 2022.

Total rental expense was $499,000 and $503,000 for the years ended December 31, 2022 and December 31, 2021, respectively. The right-of-use asset, included in premises and equipment, and lease liability, included in other liabilities, was $6.3 million as of December 31, 2022 and $5.3 million as of December 31, 2021.

Total estimated rental commitments for the operating leases were as follows as of December 31, 2022 (in thousands):

2022

2023	457
2024	458
2025	438
2026	408
2027	465
Thereafter	8,434
Total minimum lease payments	10,660
Discount effect of cash flows	(4,343)
Present value of lease liabilities	$6,317

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the Company’s acquired goodwill and intangible assets as of December 31, 2022 and December 31, 2021:

	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Goodwill	$6,252	$—	$6,252	$—
Core deposit intangibles	2,500	767	2,500	511
Outstanding, ending	$8,752	$767	$8,752	$511

During 2019, the Company recorded $6.3 million of goodwill related to a branch purchase transaction. Goodwill represents the excess of the total purchase price paid over the fair value of the identifiable assets acquired, net of the fair value of the liabilities assumed. Goodwill is not amortized but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Impairment exists when a reporting unit’s carrying amount exceeds its fair value. At November 30, 2022, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment. Since the annual impairment test on November 30, 2022, there have been no events or circumstances that would indicate it was more likely than not goodwill impairment exists. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet.

The Company also has a core deposit intangible asset, which is amortized over the weighted average estimated life of the related deposits and is not estimated to have a significant residual value. Total amortization was $256,000 for the years ended December 31, 2022 and 2021.

The estimated amortization expense of the core deposit intangible for the next five years and thereafter is as follows (in thousands):

Amortization Expense
2023	$256
2024	256
2025	256
2026	256
2027	256
Thereafter	453
$1,733

NOTE 8 – DEPOSITS

The following table details deposits by category at year end:

	2022	2021
	(in thousands)
Non-interest bearing	$268,954	$274,083
Interest checking	314,082	287,208
Money market	179,035	217,943
Savings	148,552	163,423
Certificates of deposit (1)	290,161	266,011
Total	$1,200,784	$1,208,668

(1)         Includes brokered deposits of $75.1 million as of December 31, 2022. There were no brokered deposits at December 31, 2021.

Time deposits of $250,000 or more were approximately $106.5 million and $33.4 million at year-end 2022 and 2021, respectively.

Scheduled maturities of time deposits for each of the next five years and thereafter are as follows (in thousands):

Total
2023	$233,016
2024	35,759
2025	15,373
2026	2,277
2027	3,034
Thereafter	702
$290,161

NOTE 9 – ADVANCES FROM FEDERAL HOME LOAN BANK

At year-end, advances from the Federal Home Loan Bank were as follows:

	2022	2021
	(in thousands)
Short term advance (fixed rates 4.02% to 4.38%) maturing January 2023	$70,000	$—
Long term advance	—	20,000
Total advances from the Federal Home Loan Bank	$70,000	$20,000

FHLB advances had a weighted-average rate of 4.25% at December 31, 2022 and 0.77% at December 31, 2021. Each advance is payable per terms on agreement, with a prepayment penalty. The $20.0 million long-term advance outstanding at December 31, 2021 was called by the FHLB in May 2022. No prepayment penalties were incurred during 2022 or 2021. The advances were collateralized by approximately $339.5 million of commercial real estate and first mortgage residential loans, under a blanket lien arrangement at December 31, 2022. At December 31, 2021, the advances were collateralized by approximately $121.8 million of first mortgage loans under a blanket lien arrangement and loans originated under the SBA Payment Protection Plan. At December 31, 2022, the Bank’s additional borrowing capacity with the FHLB was $91.0 million.

NOTE 10 – BORROWINGS

Junior Subordinated Debentures - The junior subordinated debentures are redeemable at par prior to maturity at the option of the Company as defined within the trust indenture. At December 31, 2022, the Company is current on all interest payments.

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
			$21,000,000

(1)         As of December 31, 2022, 3-month LIBOR was 4.77%.

(2)         The debentures are callable at the Company’s option at their principal amount plus accrued interest.

Subordinated Capital Notes - The Company’s subordinated notes mature on July 31, 2029 with an optional prepayment date of July 31, 2025. The notes carry interest at a fixed rate of 5.75% until July 30, 2024 and then convert to variable at three-month LIBOR plus 395 basis points until maturity. The subordinated capital notes qualify as Tier 2 regulatory capital.

Federal Funds Line – At year-end 2022, the Company had an unused $5.0 million federal funds line of credit available on an unsecured basis from a correspondent institution.

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan – The Company’s 401(k) Savings Plan allows employees to contribute up to the annual limits as determined by the Internal Revenue Service, which is matched 100% of the first 1% of compensation contributed and 50% of the next 5% contributed by employees. The Company, at its discretion, may make additional contributions. Contributions made by the Company to the plan totaled approximately $372,000, $373,000 and $399,000 in 2022, 2021 and 2020, respectively.

NOTE 12 – INCOME TAXES

Income tax expense was as follows:

	2022	2021	2020
	(in thousands)
Current	$621	$305	$(173)
Deferred	(354)	1,649	1,372
Net operating loss	5,509	2,677	903
Establish state deferred tax asset	—	—	(478)
	$5,776	$4,631	$1,624

The Company recognized state income tax expense of $1.0 million for the year ended December 31, 2022 and state income tax expense of $939,000 for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recognized a state income tax benefit of $478,000 due to the establishment of a net deferred tax asset. Effective January 1, 2021, the Commonwealth of Kentucky eliminated the bank franchise tax, which was previously recorded as non-interest expense, and implemented a state income tax at a statutory rate of 5%.

Effective tax rates differ from the federal statutory rate applied to income before income taxes due to the following:

	2022	2021	2020
	(in thousands)
Federal statutory tax rate	21%	21%	21%
Federal statutory rate times financial statement income	$5,065	$4,103	$2,232
Effect of:
State income taxes	907	741	—
Tax-exempt interest income	(107)	(123)	(73)
Establish state deferred tax asset	—	—	(478)
Non-taxable life insurance income	(148)	(111)	(89)
Restricted stock vesting	(30)	(10)	7
Other, net	89	31	25
Total	$5,776	$4,631	$1,624

Year-end deferred tax assets and liabilities were due to the following:

	2022	2021
	(in thousands)
Deferred tax assets:
Net operating loss carry-forward	$13,826	$19,335
Allowance for loan losses	3,250	2,877
Net unrealized loss on securities	4,465	—
New market tax credit carry-forward	208	208
Nonaccrual loan interest	317	321
Accrued expenses	97	138
Lease liability	1,577	1,328
Other	240	202
	23,980	24,409

Deferred tax liabilities:
FHLB stock dividends	361	415
Fixed assets	117	133
Deferred loan costs	158	176
Net unrealized gain on securities	—	390
Lease right-of-use assets	1,577	1,328
Net assets from acquisitions	304	108
Other	180	276
	2,697	2,826
Net deferred tax assets	$21,283	$21,583

At December 31, 2022, the Company had federal net operating loss carryforwards of $62.0 million, which will begin to expire in 2033, and state net operating loss carryforwards of $20.5 million, which will begin to expire in 2031.

The Company does not have any beginning and ending unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the years ended December 31, 2022 or December 31, 2021 related to unrecognized tax benefits.

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

In 2015, the Company took two measures to preserve the value of its NOLs. First, the Company adopted a tax benefits preservation plan designed to reduce the likelihood of an “ownership change” occurring as a result of purchases and sales of the Company's common shares. Any shareholder or group acquiring beneficial ownership of 5% or more of the Company (an “acquiring person”) could be subject to significant dilution in its holdings if the Company's Board of Directors does not approve such acquisition. Existing shareholders holding 5% or more of the Company are not considered acquiring persons unless they acquire additional shares, subject to certain exceptions described in the plan. In addition, as amended November 25, 2019, the Board of Directors has the discretion to exempt certain transactions and certain persons whose acquisition of securities is determined by the Board not to jeopardize the Company's deferred tax assets. The rights plan was extended in May 2021 to expire upon the earlier of (i) June 30, 2024, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefits may be carried forward, (iii) the repeal or amendment of Section 382 or any successor statute, if the Board of Directors determines that the plan is no longer needed to preserve the tax benefits, and (iv) certain other events as described in the plan. On October 24, 2022, with the unanimous approval of the Company’s Board of Directors, the Company amended the rights plan to accelerate its final expiration date to October 24, 2022, effectively terminating the tax benefits preservation plan as of that date.

Also in 2015, the Company’s shareholders approved an amendment to its articles of incorporation to further help protect the long-term value of the Company’s NOLs. The amendment provides a means to block transfers of the Company’s common shares that could result in an ownership change under Section 382. The transfer restrictions were extended in May 2021 by shareholder vote and will expire on the earlier of (i) May 19, 2024, (ii) the beginning of a taxable year with respect to which the Board of Directors determines that no tax benefit may be carried forward, (iii) the repeal of Section 382 or any successor statute if the Board determines that the transfer restrictions are no longer needed to preserve the tax benefits of the NOLs, or (iv) such date as the Board otherwise determines that the transfer restrictions are no longer necessary.

The Company and its subsidiaries are subject to U.S. federal income tax and the Company is subject to income tax in the Commonwealth of Kentucky. The Company is no longer subject to examination by taxing authorities for years before 2019.

NOTE 13 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, significant shareholders, and their affiliates in 2022 were as follows (in thousands):

Beginning balance	$13,542
New loans and advances	12,851
Repayments	(8,880)
Ending balance	$17,513

Deposits from principal officers, directors, significant shareholders, and their affiliates at year-end 2022 and 2021 were $2.4 million and $876,000, respectively.

During 2021 and 2020, Hogan Development Company and Hogan Real Estate Company assisted the Bank in managing and selling the Bank’s OREO. Both companies are owned by W. Glenn Hogan, a director of the Company and Bank. This arrangement was reviewed and evaluated by the Audit Committee in conjunction with the Board’s annual assessment of director independence. The Bank paid real estate management and sales fees to these companies in the amount of $45,000 and $26,000 for the years ended December 31, 2021, and 2020, respectively. There were no payments to Hogan Development Company or Hogan Real Estate Company during 2022.

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

As of December 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject. At year end 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the institution’s category.

The following tables show the ratios (excluding capital conservation buffer) and amounts of common equity Tier 1, Tier 1 capital, and total capital to risk-adjusted assets and the leverage ratios for the Bank at the dates indicated (dollars in thousands):

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total risk-based capital (to risk-weighted assets)	$182,113	14.01%	$104,007	8.00%	$130,008	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	169,083	13.01	58,504	4.50	84,505	6.50
Tier 1 capital (to risk-weighted assets)	169,083	13.01	78,005	6.00	104,007	8.00
Tier 1 capital (to average assets)	169,083	11.59	58,379	4.00	72,974	5.00

	Actual		Minimum Requirement for Capital Adequacy Purposes		Minimum Requirement to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021:
Total risk-based capital (to risk-weighted assets)	$160,700	13.31%	$96,591	8.00%	$120,738	10.00%
Total common equity Tier 1 risk- based capital (to risk-weighted assets)	149,169	12.35	54,332	4.50	78,480	6.50
Tier 1 capital (to risk-weighted assets)	149,169	12.35	72,443	6.00	96,591	8.00
Tier 1 capital (to average assets)	149,169	10.84	55,057	4.00	68,822	5.00

Kentucky banking laws limit the amount of dividends that may be paid to a holding company by subsidiary banks without prior approval. These laws limit the amount of dividends that may be paid in any calendar year to current year’s net income, as defined in the laws, combined with the retained net income of the preceding two years, less any dividends declared during those periods. Based on these regulations, the Bank was eligible to pay $20.4 million of dividends as of December 31, 2022. The Bank paid the Company $7.5 million of dividends during 2022.

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

The following table presents the contractual amounts of financial instruments with off-balance sheet risk for each year ended:

	2022		2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(in thousands)
Commitments to make loans	$35,773	$35,781	$85,294	$60,683
Unused lines of credit	12,383	117,761	12,828	108,635
Standby letters of credit	444	647	566	326

In connection with the purchase of loan participations, the Bank entered into risk participation agreements, which had notional amounts totaling $12.1 million at December 31, 2022 and 2021. The risk participation agreements are not designated against specific assets or liabilities under ASC 815, Derivatives and Hedging, and, therefore, do not qualify for hedge accounting. The derivatives are recorded in other liabilities on the balance sheet at fair value and changes in fair value of both the borrower and the offsetting swap agreements are recorded (and essentially offset) in non-interest income. The fair value of the derivative instruments incorporates a consideration of credit risk in accordance with ASC 820, resulting in some volatility in earnings each period. At December 31, 2022 and December 31, 2021, the fair value of the risk participation agreements were $1,000 and $67,000, respectively.

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

Financial assets measured at fair value on a recurring basis at December 31, 2022 and December 31, 2021 are summarized below:

		Fair Value Measurements at December 31, 2022 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$21,757	$—	$21,757	$—
Agency mortgage-backed: residential	69,905	—	69,905	—
Collateralized loan obligations	46,041	—	46,041	—
Corporate bonds	42,470	—	20,223	22,247
Total	$180,173	$—	$157,926	$22,247

		Fair Value Measurements at December 31, 2021 Using
		(in thousands)
Description	Carrying Value	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for sale securities
U.S. Government and federal agency	$26,243	$—	$26,243	$—
Agency mortgage-backed: residential	94,019	—	94,019	—
Collateralized loan obligations	50,149	—	50,149	—
Corporate bonds	43,802	—	29,761	14,041
Total	$214,213	$—	$200,172	$14,041

There were no transfers between Level 1 and Level 2 during 2022 or 2021.

The Company’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period. During the year ended December 31, 2022, the Company transferred five corporate bonds from Level 2 to Level 3. The Company’s corporate bond valuations were supported by an analysis prepared by an independent third party and approved by management.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021:

December 31, 2022
Corporate Bonds
(in thousands)
Balance of recurring Level 3 assets at January 1, 2022	$14,041
Total gains or losses for the year:
Included in other comprehensive income	(1,009)
Transfers into Level 2	(6,524)
Transfers into Level 3	15,739
Balance of recurring Level 3 assets at December 31, 2022	$22,247

	December 31, 2021
	Collateralized Loan Obligations	Corporate Bonds
	(in thousands)
Balance of recurring Level 3 assets at January 1, 2021	$2,388	$11,916
Total gains or losses for the year:
Included in earnings	—	465
Included in other comprehensive income	108	1,532
Calls	—	(6,000)
Transfers into Level 2	(2,496)	(1,042)
Transfers into Level 3	—	7,170
Balance of recurring Level 3 assets at December 31, 2021	$—	$14,041

The following table presents quantitative information about recurring level 3 fair value measurements are summarized below (in thousands):

	Fair Value Measurements at December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Corporate bonds	$22,247	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	198%	-	421%	(299%)
			Indicative broker bid	78%	-	97%	(90%)

	Fair Value Measurements at December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
	(in thousands)

Corporate bonds	$14,041	Discounted cash flow	Constant prepayment rate		0%
			Spread to benchmark yield	200%	-	298%	(235%)
			Indicative broker bid	99%	-	106%	(103%)

Carrying amount and estimated fair values of financial instruments were as follows for the periods indicated:

		Fair Value Measurements at December 31, 2022 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$44,635	$44,635	$—	$—	$44,635
Securities available for sale	180,173	—	157,926	22,247	180,173
Securities held to maturity	43,282	—	34,896	—	34,896
Federal Home Loan Bank stock	5,176	N/A	N/A	N/A	N/A
Loans, net	1,098,824	—	—	1,046,734	1,046,734
Accrued interest receivable	5,004	—	1,306	3,698	5,004
Financial liabilities
Deposits	$1,200,784	$268,954	$926,725	$—	$1,195,679
Federal Home Loan Bank advances	70,000	—	69,993	—	69,993
Junior subordinated debentures	21,000	—	—	19,084	19,084
Subordinated capital notes	25,000	—	—	24,212	24,212
Accrued interest payable	1,571	—	889	682	1,571

		Fair Value Measurements at December 31, 2021 Using
	Carrying Amount	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$77,603	$77,603	$—	$—	$77,603
Securities available for sale	214,213	—	200,172	14,041	214,213
Securities held to maturity	46,460	—	46,280	—	46,280
Federal Home Loan Bank stock	5,116	N/A	N/A	N/A	N/A
Loans, net	990,309	—	—	981,995	981,995
Accrued interest receivable	3,870	—	1,022	2,848	3,870
Financial liabilities
Deposits	$1,208,668	$274,083	$935,768	$—	$1,209,851
Federal Home Loan Bank advances	20,000	—	20,046	—	20,046
Junior subordinated debentures	21,000	—	—	19,500	19,500
Subordinated capital notes	25,000	—	—	26,149	26,149
Accrued interest payable	764	—	136	628	764

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

NOTE 17 – STOCK PLANS AND STOCK BASED COMPENSATION

Shares available for issuance under the 2018 Omnibus Equity Compensation Plan total 122,603; however, the Company is precluded from issuing additional shares based on the terms of the Merger Agreement. Shares issued to employees under the plan vest over periods of up to seven years. Shares issued annually for the next year of service to each non-employee director on the first business day of the month following election have a fair market value of $25,000 and vest on December 31 in the year of grant.

The fair value of the 2022 shares issued was $1.3 million, or $19.61 per weighted-average share. The Company recorded $884,000, $699,000, and $580,000 of stock-based compensation during 2022, 2021, and 2020, respectively, to salaries and employee benefits. Management expects substantially all of the unvested shares outstanding at the end of the period to vest according to the vesting schedule or upon the anticipated closing of the Merger transaction should all closing conditions be met. A deferred tax benefit of $221,000, $175,000, and $122,000 was recognized related to this expense in 2022, 2021, and 2020, respectively.

The following table summarizes stock plan share activity as of and for the periods indicated for the Company’s equity compensation plan:

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Outstanding, beginning	111,536	$13.73	47,438	$15.34
Granted	64,600	19.61	110,024	13.52
Vested	(40,137)	16.86	(37,590)	15.13
Forfeited	(10,509)	15.35	(8,336)	13.66
Outstanding, ending	125,490	$15.62	111,536	$13.73

Unrecognized stock based compensation expense related to unvested shares for 2023 and beyond is estimated as follows (in thousands):

2023	$466
2024	337
2025	195
2026	188
2027	149
Thereafter	25

NOTE 18 – EARNINGS PER SHARE

The factors used in the basic and diluted earnings per share computation follow:

	2022	2021	2020
	(in thousands, except share and per share data)
Net income	$18,342	$14,909	$9,005
Less:
Earnings allocated to unvested shares	302	219	68
Net income attributable to common shareholders, basic and diluted	$18,040	$14,690	$8,937

Basic and Diluted
Weighted average common shares including unvested common shares outstanding	7,631,243	7,593,176	7,492,190
Less:
Weighted average unvested common shares	125,687	111,740	56,809
Weighted average common shares outstanding	7,505,556	7,481,436	7,435,381
Basic and diluted income per common share	$2.40	$1.96	$1.20

The Company had no outstanding stock options at December 31, 2022, 2021 or 2020.

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

Other Non-interest Income: Other non-interest income includes revenue from several sources that are within the scope of ASC 606, including title insurance commissions, income from secondary market loan sales, gains on sales of premises and equipment, and other transaction-based revenue that is individually immaterial. Other non-interest income included approximately $695,000, $623,000, and $558,000 of revenue for the years ended December 31, 2022, 2021, and 2020, respectively, within the scope of ASC 606. The remaining other non-interest income for the year is excluded from the scope of ASC 606.

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Limestone Bancorp Inc. is presented as follows:

CONDENSED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands)
ASSETS
Cash and cash equivalents	$7,337	$4,759
Investment in banking subsidiary	164,811	165,481
Investment in and advances to other subsidiaries	776	776
Deferred taxes, net	6,921	6,532
Other assets	1,982	1,282
Total assets	$181,827	$178,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$46,775	$46,775
Accrued expenses and other liabilities	1,194	1,096
Shareholders’ equity	133,858	130,959
Total liabilities and shareholders’ equity	$181,827	$178,830

CONDENSED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Interest income	$37	$18	$37
Dividends from subsidiaries	7,530	2,019	23
Other income	21	20	20
Interest expense	(2,398)	(2,040)	(2,008)
Other expense	(1,827)	(1,501)	(1,357)
Income (loss) before income tax and undistributed subsidiary income	3,363	(1,484)	(3,285)
Income tax benefit	(1,047)	(885)	(815)
Equity in undistributed subsidiary income	13,932	15,508	11,475
Net income	$18,342	$14,909	$9,005

CONDENSED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities
Net income	$18,342	$14,909	$9,005
Adjustments:
Equity in undistributed subsidiary income	(13,932)	(15,508)	(11,475)
Deferred taxes, net	(389)	(579)	(815)
Stock-based compensation expense	884	699	580
Net change in other assets	(700)	(102)	(97)
Net change in other liabilities	97	390	145
Net cash from operating activities	4,302	(191)	(2,657)

Cash flows from investing activities
Investments in subsidiaries	—	—	—
Net cash from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of subordinated capital notes	—	—	8,000
Repayment of senior debt	—	—	(5,000)
Common shares withheld for taxes	(197)	(87)	(75)
Cash dividends paid on common stock	(1,527)	—	—
Net cash from by financing activities	(1,724)	(87)	2,925

Net change in cash and cash equivalents	2,578	(278)	268
Beginning cash and cash equivalents	4,759	5,037	4,769
Ending cash and cash equivalents	$7,337	$4,759	$5,037

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2022 and 2021.

	2022
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(in thousands)
Interest income (1)	$17,140	$15,121	$13,122	$12,427
Interest expense	3,768	2,209	1,442	1,313
Net interest income	13,372	12,912	11,680	11,114
Provision (negative provision) for loan losses	130	(1,250)	450	750
Net interest income after provision	13,242	14,162	11,230	10,364
Non-interest income	2,155	2,228	2,256	2,238
Non-interest expense (2)	8,862	8,697	8,227	7,971
Income before income taxes	6,535	7,693	5,259	4,631
Income tax expense (3)	1,621	1,880	1,223	1,052
Net income	$4,914	$5,813	$4,036	$3,579

Basic and diluted earnings per common share (4)	$0.64	$0.76	$0.53	$0.47
Cash dividends declared per common share	$0.05	$0.05	$0.05	$0.05

	2021
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(in thousands)
Interest income (1)	$12,314	$12,975	$12,376	$12,250
Interest expense	1,307	1,354	1,462	1,570
Net interest income	11,007	11,621	10,914	10,680
Provision for loan losses	500	300	—	350
Net interest income after provision	10,507	11,321	10,914	10,330
Non-interest income	1,984	2,436	2,135	1,884
Non-interest expense	7,983	8,050	7,954	7,984
Income before income taxes	4,508	5,707	5,095	4,230
Income tax expense (3)	1,063	1,366	1,194	1,008
Net income	$3,445	$4,341	$3,901	$3,222

Basic and diluted earnings per common share (4)	$0.45	$0.57	$0.51	$0.43
Cash dividends declared per common share	$0.00	$0.00	$0.00	$0.00

(1)	Interest income included PPP loan origination fees as detailed below:

	2022	2021
	(in thousands)
First quarter	$45	$436
Second quarter	—	692
Third quarter	—	1,368
Fourth quarter	—	261

(2)	Non-interest expense for the fourth quarter of 2022 included $691,000 in merger expenses.

(3)	See Footnote 12 for more information on the Company’s income taxes for 2022 and 2021.

(4)

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

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.         Controls and Procedures

Disclosure Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. The Company’s management, under the supervision and with the participation of its Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, management believes that the Company’s disclosure controls and procedures were effective to collect, process, and disclose the information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 within the required time periods as of the end of the period covered by this report.

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

Management has made its own assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, in relation to the criteria described in the report, Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management believes that as of December 31, 2022, the Company’s internal control over financial reporting was effective in achieving the objectives stated above.

This annual report does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.         Other Information

None

Item 9C.         Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The table below identifies each of the members of the Company’s Board of Directors. None of the Directors currently serves as a director of any other public or registered investment company, nor have they held any such directorship, except as described in each director’s biography below.

Director	Age	Position
W. Glenn Hogan	61	Chairman of the Board of Directors
Celia P. Catlett	46	Director
Kevin J. Kooman	53	Director
Michael T. Levy	54	Director
James M. Parsons	66	Director
Bradford T. Ray	65	Director
Dr. Edmond J. Seifried	76	Director
John T. Taylor	63	President, CEO and Director of Limestone Bancorp President, CEO and Chairman of the Board of Limestone Bank, Inc.

Board Diversity Matrix (As of February 28, 2023 and as of April 15, 2022)*
Board Size:
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Gender:
Directors	1	7	-	-
Number of Directors who identify in Any of the Categories Below:
African American or Black	-	-	-	-
Alaskan Native or Native American	-	-	-	-
Asian	-	-	-	-
Hispanic or Latinx	-	-	-	-
Native Hawaiian or Pacific Islander	-	-	-	-
White	1	7	-	-
Two or More Races or Ethnicities	-	-	-	-
LGBTQ+	-
Persons with Disabilities	-

* There have been no changes in the Board Diversity Matrix during the past year.

Each Director is independent under the applicable listing standards of the Nasdaq corporate governance rules, with the exception of Mr. Taylor.

W. Glenn Hogan, a director since 2006, is founder, President and Chief Executive Officer of Hogan Real Estate, a full service commercial real estate development company headquartered in Louisville, Kentucky. Mr. Hogan has more than thirty years of real estate development experience and has developed millions of square feet of retail space in the Midwest and Southeast. He is a Certified Commercial Investment Member and a past president of the Kentucky State CCIM Chapter. Mr. Hogan brings executive decision making skills and his commercial real estate background strengthens our risk assessment function. He also is familiar with the banking industry from previous service on the Board of Directors of two other Louisville community banks. Mr. Hogan served as a director of US Wireless Online, Inc. from August 2005 until May 2006.

Celia P. Catlett, a director since 2018, is General Counsel at the TurnPoint Services Group, a rapidly growing commercial services company. Ms. Catlett also serves as a director and officer of Mothers Esquire, Inc., a 501(c)(3) dedicated to achieving gender equity in the legal profession. Ms. Catlett previously served as the General Counsel of Texas Roadhouse, a Nasdaq listed company, from 2013 through 2019. She joined Texas Roadhouse in 2005 and served as its Corporate Secretary from 2011 through 2019. Prior to joining Texas Roadhouse, Ms. Catlett practiced law in New York City. She graduated magna cum laude from the University of Alabama with a Bachelor’s Degree in communications, and earned her Juris Doctor Degree from Vanderbilt University Law School. In 2014, Ms. Catlett was named one of Louisville Business First’s Forty Under 40 and recognized by the Kentucky Governor’s office as an Outstanding Kentuckian. In 2016, Ms. Catlett was named as the Enterprising Woman to Watch by Louisville Business First. Ms. Catlett brings her public company experience, legal background, and experience in the customer-focused hospitality industry.

Kevin J. Kooman, a director since 2019, is a Partner with Patriot Financial Partners, L.P., a private equity investment fund focused on investments in the community bank and financial services sectors. Mr. Kooman joined Patriot Financial Partners in 2007 and has over 25 years of private equity, investment banking and corporate finance experience. Prior to joining Patriot Financial Partners, he served as a Vice President of Investment Banking at Janney Montgomery Scott LLC in the firm’s Financial Institutions Group. Prior to joining Janney, Mr. Kooman held the positions of divisional Controller and Manager of Financial Operations at CIGNA Corporation and ACE Limited. Mr. Kooman began his career in the Philadelphia office of Arthur Andersen LLP. He currently serves on the board of Freedom Financial Holdings, Inc., the holding company for The Freedom Bank of Virginia. Mr. Kooman received a Bachelor’s Degree in Accounting from Villanova University and received an M.B.A. in Finance from Temple University. He is a Certified Public Accountant (currently inactive). Mr. Kooman brings extensive leadership and community banking experience to our Board of Directors, including merger and acquisition experience, public company expertise and risk assessment skills.

Mr. Kooman is serving on the Board of Directors as a representative of Patriot Financial Partners III, L.P. (“Patriot”). Pursuant to the Securities Purchase Agreement the Company entered into with Patriot in connection with its private purchase of 150,000 common shares and 1,000,000 non-voting common shares of the Company on March 30, 2018, Patriot has the right to nominate a director to the Board of Directors of both the Company and Limestone Bank for so long as it beneficially owns at least 50% or more of all the securities purchased under the agreement or 4.9% of the Company’s outstanding common shares. The Securities Purchase Agreement requires the Company to recommend to the shareholders the election of the board representative of Patriot to the Board, subject to all legal and governance requirements regarding service as a director of the Company and the reasonable approval of the Nominating and Governance Committee.

Michael T. Levy, a director since 2014, is President of Muirfield Insurance LLC of Kentucky, a Lexington, Kentucky insurance brokerage firm. An owner of Bluewater Farm, LLC, Mr. Levy is active in breeding and selling Thoroughbreds and has served in the past as a board member of the Thoroughbred Owners and Breeders Association and Breeders Cup, Ltd. He is a graduate of the University of Pennsylvania. The lead producer in an insurance agency, Mr. Levy has intimate knowledge of the Lexington market, which has been identified as a target growth market in our strategic planning. He also has extensive experience in the equine industry, a niche market also identified in the strategic plan of our banking subsidiary, Limestone Bank, Inc.

James M. Parsons, a director since 2015, is the Chief Financial Officer of Ball Homes, LLC, a residential real estate development firm headquartered in Lexington, Kentucky with operations in Kentucky and Tennessee. Mr. Parsons has served with Ball Homes since 2005. Mr. Parsons previously served as President and CEO of ONB Insurance Group. His background in accounting and real estate development finance strengthen the Board’s depth of experience in those areas. Mr. Parsons earned his Bachelor’s Degree in Business Administration and Accounting from West Virginia University.

Bradford T. Ray, a director since 2014, served in various leadership roles at Steel Technologies, Inc., a steel processor, from 1981 to 2010, serving as CEO beginning in 1999 and as Chairman beginning in 2002. He served as an advisor to Steel Technologies, Inc. from 2010 to 2012. He has been a consultant with BTR Advisory Services since 2012 and served as an independent director of Global Brass and Copper Holdings, Inc. from 2014 through 2019. Mr. Ray also previously served on the Board of Trustees of Bellarmine University in Louisville, Kentucky. He provides the experience and perspective of a former chief executive of a publicly traded manufacturing business.

Dr. Edmond J. Seifried, a director since 2015, is a principal in S&B West LLC, a community bank consulting center in Easton, Pennsylvania. In addition, Dr. Seifried is Professor Emeritus of Economics and Business at Lafayette College in Easton, Pennsylvania. He also serves as Executive Consultant and Chief Economist for Sheshunoff Affiliation Programs, a national bank consulting organization. Dr. Seifried serves as the dean of the Virginia and West Virginia Banking Schools and has served on the faculty of numerous banking schools including Stonier Graduate School of Banking and the Graduate School of Banking at Louisiana State University. Dr. Seifried provides experience and insight with respect to trends and developments affecting community banks nationally.

John T. Taylor has served as President and a director of Limestone Bancorp, and as President and Chief Executive Officer of the Bank since July 2012. He became Chief Executive Officer of Limestone Bancorp in 2013. Mr. Taylor serves as an executive officer and is nominated as a director in accordance with his employment agreement with the Company and the Bank. Prior to joining Limestone, Mr. Taylor served as President and CEO of American Founders Bank, Inc. and American Founders Bancorp, Inc. of Lexington, Kentucky since 2007. Prior to joining American Founders, he served in senior management positions with increasing responsibility for PNC Bank, N.A., including as President of its Ohio/Northern Kentucky region for six years. Mr. Taylor has over 30 years of banking experience in Kentucky and Ohio. Mr. Taylor has been actively involved in a number of civic and professional organizations. He has a solid history of building organizations with a clear vision and strategy to build long-term enterprise value. Mr. Taylor also has strong roots in Kentucky with significant experience in our key markets. He is a graduate of the University of Kentucky where he earned a Master’s and a Bachelor’s Degree in Business Administration.

Other Executive Officers

Name	Age	Position

Phillip W. Barnhouse	52	Chief Financial Officer Limestone Bancorp and Limestone Bank
John R. Davis	60	Chief Credit Officer of Limestone Bank
Joseph C. Seiler	56	Executive Vice President of Limestone Bank

Phillip W. Barnhouse has served as Executive Vice President and Chief Financial Officer since 2012 and has served as Chief Financial Officer of the Bank since 2006. He served as the Bank’s Chief Operating Officer from 2013 to 2018. Mr. Barnhouse served as Chief Financial Officer of Ascencia Bank from 1998 to 2005. Prior to joining the Bank, Mr. Barnhouse worked with Arthur Andersen LLP, where he managed the audits of public and private companies. He is a member of the American Institute of Certified Public Accountants and the Kentucky Society of CPAs. Mr. Barnhouse earned a Bachelor's Degree in Accounting from Western Kentucky University and a diploma from The Graduate School of Banking at Louisiana State University. Mr. Barnhouse serves as an executive officer in accordance with his employment agreement with the Company and the Bank.

John R. Davis has served as Executive Vice President and Chief Credit Officer of the Bank since September 2012. Mr. Davis has the responsibility for establishing and executing credit quality policies and overseeing credit administration. He previously served as Executive Vice President and Chief Credit Officer of American Founders Bank, Inc. and American Founders Bancorp, Inc. of Lexington, Kentucky. Before joining American Founders in 2005, he served for 17 years in various commercial lending and credit administration positions of increasing authority with National City Bank. Mr. Davis earned his Bachelor’s Degree in Business from the University of Louisville, an MBA from Bellarmine University and is a graduate of the Stonier Graduate School of Banking. Mr. Davis serves as an executive officer in accordance with his employment agreement with the Company and the Bank.

Joseph C. Seiler has served as Executive Vice President and head of the Bank’s commercial banking business since August 2013. Mr. Seiler previously served as Executive Vice President, Asset Resolution Team, of PNC Bank, N.A. in Louisville, Kentucky. Before joining PNC Bank in 2009, he served as Executive Vice President and Managing Director, Investment Real Estate Group, for National City Bank of Louisville, Kentucky. Mr. Seiler earned his Bachelor’s Degree in Economics from Centre College in Danville, Kentucky and an MBA from the University of Louisville. Mr. Seiler serves as an executive officer in accordance with his employment agreement with the Company and the Bank.

Director Nominating Procedures

There have not been any material changes to the procedures by which shareholders may recommend nominees to the Company’s Board of Directors during the past year.

Board Committees

The Company’s Board of Directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, each of which has a separate charter. Our committee charters are available on our website at www.limestonebank.com under “Investor Relations” and “Governance Documents.”

Audit Committee

The Company has a separately designated standing Audit Committee established by the Board of Directors for the purpose of overseeing the accounting and financial reporting processes of the Company and audits of the financial statements of the Company.

During the past year, the Audit Committee was comprised of Ms. Catlett, Mr. Kooman, Mr. Levy, Mr. Parsons, and Mr. Ray. The Board of Directors determined that each of the members of the Audit Committee met the independence requirements of the Nasdaq corporate governance rules and relevant federal securities laws and regulations, and that Mr. Parsons qualified as an audit committee financial expert.

Code of Ethics and Conflict of Interest Policy

The Board has adopted a Code of Ethics and a Conflict of Interest Policy that set forth important policies and procedures in conducting our business in a legal, ethical and responsible manner. The Code of Ethics is applicable to our CEO, CFO, and all Senior Financial Officers. The Conflict of Interest Policy is applicable to all employees and directors. The Code of Ethics Policy and the Conflict of Interest Policy are each available on our website at www.limestonebank.com under “About Us - Investor Relations” and “Governance Documents.” If the Company amends or waives any of the provisions of the Code of Ethics applicable to its Chief Executive Officer or senior financial officers, management intends to disclose the amendment or waiver on this website. The Company will provide to any person without charge, upon request, a copy of its Code of Ethics. You can request a copy by contacting Limestone Bancorp, Inc., Chief Financial Officer, 2500 Eastpoint Parkway, Louisville, Kentucky, 40223, (telephone) 502-499-4800.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons who own more than 10 percent of our common shares, to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10 percent beneficial owners, referred to as “reporting persons,” are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, we believe that during 2022 all reporting persons complied with the filing requirements of Section 16(a).

Item 11. Executive Compensation

The Compensation Committee of the Board of Directors is responsible for developing specific policies regarding compensation of our executive officers, as well as evaluating and approving our executive officer incentive compensation, benefit, severance, equity-based or other compensation plans, policies and programs, and implementing and administering all aspects of our benefit and compensation plans and programs. The Compensation Committee is currently comprised of Mr. Levy, Ms. Catlett, Mr. Kooman, Mr. Ray, and Dr. Seifried.

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our philosophy for executive compensation is to attract, retain and reward excellent executives and align their interests with the interests of our shareholders. To promote this philosophy, we have established the following objectives:

●

provide fair and competitive compensation to executives, based on their performance and contributions to the Company, that will attract, motivate and retain individuals who will enable the Company to successfully compete with other financial institutions in our markets;

●

provide incentives that reward executives for attaining predetermined objectives that promote and reward individual performance, Company financial performance, achievement of strategic goals and Company stock performance;

●	instill in our executives a long-term commitment and a sense of ownership through the use of equity-based compensation; and
●	ensure that the interests of our executives are aligned with our shareholders’ interests.

Overview

The Company has employment agreements with each of its four named executive officers, which were updated in April 2019. The agreements provide for severance and take into account each executive’s cash incentive compensation, in addition to base salary, and provide for continued health care coverage in the case of employment termination concurrently with or within 24 months following a change in control of the Company or the Bank (as defined under Section 409A of the Internal Revenue Code and the regulations thereunder). The current employment agreements are described after the Summary Compensation Table under “Executive Compensation” below.

To induce talented and capable individuals to join our organization, we must offer a competitive compensation package including incentive compensation. To that end, we provide an incentive compensation program for our executive officers that provides for cash and stock incentive awards to be earned upon on the attainment of annual targeted performance goals. Stock awards vest in some cases when granted and in others for periods up to seven years.

Executive Compensation Components

The compensation program is comprised of three components:

●	A base salary that is competitive with levels paid by comparable financial institutions;
●	Annual incentive cash payments based on the attainment of targeted performance goals; and
●	Equity-based compensation, generally in the form of restricted stock awards, based on the attainment of targeted performance goals.

The Company provides a compensation package that is driven by our overall financial performance and is intended to be competitive with the public and non-public financial institutions in our market, thereby enabling us to attract and retain executives who we believe are critical to our future success. The compensation strategy includes base salary compensation along with the opportunity for our CEO to earn cash incentive compensation of up to 50% of base salary and equity incentive compensation of up to 50% of base salary and the opportunity for our other named executives to earn cash incentive compensation of up to 35% of base salary and equity incentive compensation of up to 35% of base salary. The Committee establishes the target percentage of compensation for each of the three components at the beginning of each year.

Base Salary. When establishing base salaries for our executives, we consider the scope of executive responsibilities and publicly available information concerning the compensation paid to executives with similar levels of responsibility by other comparable public and non-public financial institutions in our market. Although we do not attempt to set the salaries of our executives to fall within a certain percentage range compared to the salaries paid by other comparable institutions, we consider compensation data from comparable institutions to satisfy ourselves that the compensation we pay is competitive and sufficient to recruit and retain the talented employees our business depends upon to be successful.

In the first quarter of 2022, the Committee reviewed 2020 publicly available national peer group data as compiled by SNL Financial in its 2021 Executive Compensation Review, the most recent data available, to ensure that our base salaries, and our incentive compensation that is determined as a percentage of base salary, were competitive with comparable financial institutions. The publicly available data showed base salary and total compensation, which included base salary, annual bonus, other annual compensation, restricted stock awards, performance units, and other compensation paid due to long-term incentive plans. The peer groups were: (i) the seven financial institutions in the Midwest with assets of $500 million to $1 billion, and (ii) the 49 financial institutions in the Midwest with assets of $1 billion to $5 billion. As of December 31, 2021, the Company had total assets of approximately $1.416 billion. Average assets for 2021 were approximately $1.363 billion and average assets for 2020 were approximately $1.295 billion.

The following table shows the median base salary for 2020 paid to chief executive officers, chief financial officers, chief credit officers, and senior lending officers of the two peer groups described above:

Position	Median Base Salary of Midwest Financial Institutions with Assets of $500 million to $1 billion	Median Base Salary of Midwest Financial Institutions with Assets of $1 billion to $5 billion
CEO	$339,414	$444,231
CFO	192,868	246,242
CCO	n/a	250,371
SLO	188,156	254,642

The following table shows the median total compensation for 2020 paid to chief executive officers, chief financial officers, chief operating officers, chief credit officers, and senior lending officers of the two peer groups described above:

Position	Median Total Compensation of Midwest Financial Institutions with Assets of $500 million to $1 billion	Median Total Compensation of Midwest Financial Institutions with Assets of $1 billion to $5 billion
CEO	$574,329	$772,057
CFO	364,612	433,531
CCO	n/a	457,235
SLO	354,748	429,392

Incentive Compensation Bonus Plan. The cash and equity incentive plan awards cash and equity bonuses based on a weighted scoring of Company performance metrics across a range of pre-determined targets. The five metrics are financial ratios customarily used to evaluate the performance of banks: earnings per share, loan growth, efficiency ratio, core deposit growth, and asset quality. Equity incentive awards are generally granted between January and March each year when our financial results are final and we have all the data necessary to make the calculations. The Compensation Committee retains the discretion to assess our performance results and make adjustments it deems appropriate.

For 2022, the Compensation Committee set the maximum incentive compensation for our CEO at a maximum cash bonus of 50% of base salary and a maximum equity bonus at 50% of base salary. The Committee set the maximum incentive compensation for our other named executive officers at a maximum cash bonus at 35% of base salary and a maximum equity bonus at 35% of base salary.

The incentive compensation earned under our incentive plan is a function of the weighted percentage allocated to each of five financial metrics for the Bank’s performance. The weighted percentages for 2022 were as follows: (i) earnings per share – 30%; (ii) loan growth – 25%; (iii) efficiency ratio – 15%; (iv) core deposit growth – 20%; and (v) the ratio of classified assets to capital – 10%. For each metric, a range of results is established, with a threshold level required to earn a minimum weighted percentage and a maximum level at which the entire weighted percentage would be earned. The sum of the resulting percentages is then multiplied against the maximum cash and equity bonus amounts. The following table shows the performance range from threshold to maximum incentive for each of the five metrics for 2022, as well as the results attained in 2022.

Metric (dollar amounts in millions)(1)	Threshold	Maximum	2022 Results

Earnings per share	$1.51	$1.85	$2.40
Loans	$1,025.0	$1,105.0	$1,111.9
Efficiency ratio	62.0%	58.0%	53.0%
Core deposits	$852.0	$972.0	$919.0
Classified assets to capital	18%	5%	6.6%

(1)	Excludes gain on sale of securities, other than temporary impairment charges and non-recurring items as determined at the discretion of the Compensation Committee.

For 2022, the Compensation Committee determined, based upon the performance results and metrics of the plan, that the CEO qualified to receive cash and equity incentive compensation equal to 46.2% and 46.2% of base salary, respectively, and that the three named executive officers qualified to receive cash and equity incentive compensation equal to 31.6% and 31.6% of base salary, respectively. In determining the incentive compensation payout for the plan year, the Committee exercised its discretion given that earnings per share performance exceeded the maximum goal by approximately $0.55 per share representing additional net income of $4.2 million for the Company. In view of this outsized performance, the Committee exercised its discretion and awarded our CEO cash and equity incentive compensation of 50.0% and 50.0%, respectively, as well as cash and equity incentive of 35.0% and 35.0%, respectively, for Mr. Davis, Mr. Seiler, and Mr. Barnhouse.

Due to the restriction against issuing shares contained in the Merger Agreement, on January 18, 2023, the Board of Directors, at the recommendation of the Compensation Committee, amended the executive officer incentive bonus plan for the 2022 calendar year to provide for the payment of awards thereunder to its executive officers 100% in cash.

At the recommendation of the Compensation Committee, the Incentive Compensation Bonus Plan is not in place for the CEO or the named executive officers for 2023 given the Company’s pending Merger Agreement.

Other Benefits

401(k) Plan. All full and part-time employees, including our named executive officers, are eligible to participate in the 401(k) Plan after 90 days of employment. Employees may contribute a portion of their compensation up to the limitations imposed by federal tax laws. In 2022, the Company matched 100% of the first 1% of compensation and 50% of the next 5% contributed by employees. The Company has the discretion to make an additional contribution each plan year. No discretionary contributions were made in 2022.

Compensation Risk Assessment

The Compensation Committee evaluates annually whether the Company’s compensation policies and practices could create risks that are reasonably likely to have a material adverse effect on the Company. As part of its assessment, the Committee reviews its previously established compensation objectives, which are:

●	Incentive compensation must be sufficiently competitive to attract and retain talented employees who can contribute to the Company's future success;

●

Compensation should be allocated among equity and cash incentives based on the specific role of the employee. A significant portion of compensation should be performance-based for higher levels of responsibility;

●

A significant portion of senior level compensation should be equity grants with appropriate vesting or holding periods that align the interests of our senior officers with the interests of shareholders;

●	Performance measures should not be so difficult to achieve that they fail to provide an adequate incentive for the employee to perform, and the metrics should be measurable and enforceable; and

●

Performance measures should be tailored to encompass performance of both individuals and business units, considering business objectives and other factors such as revenue production, expertise, compliance with corporate policies, and leadership.

The Compensation Committee then identifies and evaluates possible risks that might arise from the Company’s current compensation policies and practices. These considerations include:

●	Whether incentive features could encourage the manipulation of reported earnings to increase compensation;

●

Whether incentive features could encourage a lender to promote a loan transaction that is not in the Company’s best interest and could result in the borrower subsequently becoming insolvent or otherwise unable to meet its financial obligations;

●	Whether compensation policies appropriately encourage the identification and correction of possible weaknesses in operations, data security and, internal controls or systems;

●	Whether compensation policies appropriately emphasize compliance with legal rules, regulations or guidelines issued by banking regulators;

●

Whether compensation practices could expose the Company and the Board to criticism from regulators, shareholders, or the public and risk opposition to proposals regarding executive compensation and/or share availability; and;

●	Whether compensation policies create risks that could endanger the Company’s existence as an ongoing enterprise.

In its most recent review, the Compensation Committee concluded that the Company’s current compensation policies and practices did not create undue risks for a community bank of its size whose principal source of revenue is net interest income. The performance measures used for senior management include incentives to encourage growth in core deposits and quality loan production, as well as incentives which consider classified assets to encourage prudent banking practices. The Compensation Committee also reviews and adjusts the performance measures and their relative weighting annually, based on the Company’s financial condition and the past year’s results, strategic planning, market conditions, and trends in the current banking environment.

Compensation Committee Report

The Company’s Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, has recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis disclosure be included in this report.

The Compensation Committee

Michael T. Levy, Chairman

Celia P. Catlett

Kevin J. Kooman

Bradford T. Ray

Dr. Edmond J. Seifried

Executive Compensation

The following table discloses the compensation received by the Company’s Chief Executive Officer, Chief Financial Officer, and the other most highly paid executive officers (these four individuals are referred to as the “named executive officers”) during the year ended December 31, 2022.

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Award(1)	Non-Equity Incentive Plan Compensation(2)	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
John T. Taylor	2022	$465,000	$-	$465,000	$-	$16,526	$946,526
President and CEO	2021	450,000	172,125	172,125	-	17,732	811,982
	2020	431,021	71,802	143,597	-	15,185	661,605

John R. Davis	2022	269,000	-	188,300	-	16,279	473,579
Chief Credit Officer	2021	260,000	68,900	68,900	-	15,975	413,775
	2020	258,542	198,565	33,313	-	14,638	505,058

Joseph C. Seiler	2022	259,000	-	181,300	-	15,652	455,952
Head of Commercial Banking	2021	250,000	66,250	66,250	-	13,279	395,779
	2020	248,483	187,156	41,406	-	10,967	488,012

Phillip W. Barnhouse	2022	259,000	-	181,300	-	16,042	456,342
Chief Financial Officer	2021	250,000	66,250	66,250	-	13,579	396,079
	2020	248,483	196,537	32,301	-	11,910	489,231

(1)

Includes restricted stock granted as equity incentive compensation on January 20, 2021 and January 19, 2022, based on prior year financial results. Additionally, on January 20, 2021, Mr. Davis, Mr. Seiler, and Mr. Barnhouse received 11,000 long-term incentive shares vesting pro-ratably over the third through seventh anniversary dates of grant. The grant date fair value for the stock awards was $13.25 per share for January 20, 2021, and $19.45 per share for January 19, 2022. Due to the restriction against issuing shares contained in the Merger Agreement, on January 18, 2023, the Company amended its executive officer incentive bonus plan for the 2022 calendar year to provide for the payment of awards thereunder to its executive officers 100% in cash. Awards were paid February 8, 2023 based on results attained in 2022.

(2)	Our cash and equity incentive plan is discussed in further detail under “Compensation Discussion and Analysis -- Executive Compensation Components -- Cash and Equity Incentives.”
(3)	All other compensation for the named executive officers is set forth below:

Name	Vehicle Allowance	401(k) Matching Contribution	H S A Matching Contribution	Life & LTD Premiums Paid for Benefit of Employee	Total Other Compensation

John T. Taylor	$-	$10,675	$1,250	$4,601	$16,526

John R. Davis	-	10,675	1,000	4,604	16,279

Joseph C. Seiler	-	10,675	750	4,227	15,652

Phillip W. Barnhouse	-	10,675	1,250	4,117	16,042

Employment Agreements

The Company entered into employment agreements with our named executive officers on April 24, 2019. The terms of the employment agreements with the named executive officers are summarized below.

Term. Each of the employment agreements has an initial three-year term, subject to extension and early termination. On each anniversary of the date of the agreement, the term of the agreement will be extended for an additional one year unless we or the executive elect not to extend the term by providing written notice not less than 30 days before the anniversary date. If notice of election not to renew is provided, the agreement will terminate at the conclusion of its remaining term.

Base salary. The Board of Directors may increase an executive’s base salary from time to time but may only decrease it with his express written consent. At its January 2020 meeting, the Compensation Committee approved increases in the annual base salary to $433,500 for Mr. Taylor, to $260,000 for Mr. Davis, and to $250,000 for Mr. Seiler and Mr. Barnhouse. At its March 2021 meeting, the Compensation Committee increased Mr. Taylor’s base salary to $450,000. At its January 2022 meeting, the Compensation Committee approved increases in the annual base salary to $465,000 for Mr. Taylor, to $269,000 for Mr. Davis, and to $259,000 for Mr. Seiler and Mr. Barnhouse. At its January 2023 meeting, base salaries were not adjusted.

Incentive Compensation. The named executives are eligible to receive cash and equity incentive compensation as described in “Compensation Discussion and Analysis -- Executive Compensation Components – Incentive Compensation Bonus Plan.” Mr. Taylor’s employment agreement assures him of the opportunity to earn annual cash incentive compensation of up 50% of his base salary.

Termination of employment. The employment agreements provide that if the executive’s employment is terminated for one of the following reasons, he will have no right to compensation or other benefits for any period after the date of termination:

●	for “Cause;”
●	as a result of disability, retirement or death; or
●	by the executive other than for “Good Reason.”

The executive will be entitled to a cash severance payment and payment of the premiums for up to 12 months of continued health insurance coverage for the executive and his dependents if the executive’s employment is terminated for one of the following reasons:

●	by the Company other than for Cause, disability, retirement or death;
●	by the executive for Good Reason; or
●	by the Company for other than Cause, disability, retirement or death within six months following the expiration of the term of the agreement.

The amount of the cash severance payment is based on the executive’s average annual base salary for the calendar year in which his employment is terminated and the 2 preceding years and his average cash incentive compensation for the 3 calendar years immediately preceding termination of employment. For Mr. Seiler, the cash severance payment would equal one times the executive’s average annual base salary and cash incentive compensation. For Messrs. Taylor, Davis and Barnhouse, the amount of the cash severance would be one times his average base salary and cash incentive compensation if the termination is not concurrent with or within 24 months after a Change in Control. If the termination were concurrent with or within 24 months after a Change in Control, then Mr. Taylor’s severance payment would be 2.99 times his average annual base salary and cash incentive compensation, and Messrs. Davis’s and Barnhouse’s severance payment would be 2 times his average base salary and cash incentive compensation.

The employment agreements define “Change in Control” as a change in the ownership of the Company or the Bank, a change in the effective control of the Company or the Bank or a change in the ownership of a substantial portion of the assets of the Company or the Bank, in each case as provided under Section 409A of the Internal Revenue Code and the regulations thereunder, except that a change in ownership of less than 50% of the assets of the Company or the Bank will not constitute a “Change in Control” under the employment agreements. The Merger of the Company with Peoples as provided for in the Merger Agreement will constitute a Change in Control as defined in the employment agreements.

The obligation of the Company and the Bank to pay the severance amount is subject to several conditions, including the executive’s execution of a general release of claims, and the Company and the Bank have the right to claw-back compensation which is subject to recovery under any law, government regulation or stock exchange listing requirement.

In the event that any of the payments or benefits provided under the employment agreement or otherwise would constitute an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, the payments or benefits under the employment agreements will be reduced by the amount necessary to avoid treatment as an “excess parachute payment.”

The employment agreements define “Cause” as termination because of personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final consent or cease-and-desist order or material breach of any provision of the agreement.

“Good Reason” is defined as any material change in the Metro Louisville or Metro Lexington, Kentucky location at which the executive must perform his services or any material breach of the employment agreement by the Company and the Bank, including:

●	a material diminution in the executive’s base salary or opportunity to earn cash incentive compensation (as a percentage of base salary),
●	a material diminution in his authority, duties or responsibilities (including, in the case of Mr. Taylor, his position as Chairman of the Board of the Bank), or
●	any change in the executive’s reporting duties.

Prior to any termination for Good Reason, the executive must provide written notice within 90 days of the initial existence of the condition, and the Company and the Bank will have the right to remedy the condition within 30 days of receipt.

Restrictive covenants. The employment agreements include covenants not to solicit the employees and customers of the Company or the Bank and, in the case of Messrs. Taylor, Davis and Barnhouse, covenants not to compete with the Company and the Bank for a period of 12 months after termination of employment. The agreements also include covenants to maintain the confidentiality of the confidential information of the Company and the Bank other than in the course of performing services for them.

Grants of Plan-Based Awards

The following table details all non-equity and equity awards granted in 2022 under our incentive compensation plan to each of the officers named in the “Summary Compensation Table”.

Equity grants are issued under the Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan. Although the Plan authorizes both stock options and restricted stock grants, the Company currently awards only restricted stock. The criteria for earning cash and restricted stock awards are more fully described in “Compensation Discussion and Analysis.”

	Grant	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Possible Payouts Under Equity Incentive Plan Awards (1,2)		All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock
Name	Date	Threshold	Maximum	Threshold	Maximum	or Units	Awards (2)

John T. Taylor	1/19/22	$6,975	$232,500	359	11,954	n/a	$172,125

John R. Davis	1/19/22	2,690	94,150	138	4,841	n/a	68,900

Joseph C. Seiler	1/19/22	2,590	90,650	133	4,661	n/a	66,250

Phillip W. Barnhouse	1/19/22	2,590	90,650	133	4,661	n/a	66,250

(1)

Under our incentive plan for 2022, the maximum cash incentive award and the maximum equity incentive award that the named executive officers (other than Mr. Taylor) can earn are each 35% of base salary based upon the attainment of the highest level for all five financial metrics. Mr. Taylor can earn a maximum cash incentive award of 50% of base salary and the maximum equity incentive award of 50% of base salary. The threshold cash and equity incentive awards represent attainment of only the minimum level for the lowest weighted financial metric. Due to the restriction against issuing shares contained in the Merger Agreement, on January 18, 2023, the Company amended its executive officer incentive bonus plan for the 2022 calendar year to provide for the payment of awards thereunder to its executive officers 100% in cash.

(2)	The grant date fair value for the January 19, 2022, stock awards was $19.45 per share.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock awards at December 31, 2022. None of our named executive officers had outstanding options as of that date.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (5)

John T. Taylor	n/a		n/a	1,247	(1)	$30,452
				3,612	(2)	88,205

John R. Davis	11,000	(4)	$268,620	978	(1)	23,883
				2,657	(2)	64,884
				3,542	(3)	86,496

Joseph C. Seiler	11,000	(4)	268,620	724	(1)	17,680
				2,083	(2)	50,867
				3,406	(3)	83,175

Phillip W. Barnhouse	11,000	(4)	268,620	724	(1)	17,680
				2,555	(2)	62,393
				3,406	(3)	83,175

(1)	Restricted shares granted on February 13, 2020. One-third of the shares vest over three years on each anniversary date of the grant.
(2)	Restricted shares granted on January 20, 2021. One-third of the shares vest over three years on each anniversary date of the grant.
(3)	Restricted shares granted on January 19, 2022. One-third of the shares vest over three years on each anniversary date of grant.
(4)	Long-term restricted shares granted on January 20, 2021. One-fifth of the shares vest on January 20, 2024 and each year thereafter.
(5)	Based on the $24.42 per share closing price of Limestone Bancorp, Inc. common shares on December 31, 2022.

Stock Vested and Options Exercised

The following table shows stock awards that vested during 2022. None of our named executive officers hold stock options.

	Stock Awards
Name	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)
John T. Taylor	12,911	$250,329

John R. Davis	2,911	$56,049

Joseph C. Seiler	2,345	$45,154

Phillip W. Barnhouse	2,581	$49,686

(1)         One-third of the restricted shares awarded in each of 2019, 2020, and 2021 vested on the anniversary date of grant in 2022.

(2)         Value realized on vesting is based on the Nasdaq closing price per share of LMST common stock on each vesting date in 2022.

Pension Benefits

The Company currently does not provide pension benefits.

Potential Payments upon Termination or Change-in-Control

The employment agreements with each of our executive officers provide that the executive would currently be entitled to receive a lump sum cash severance payment upon termination of employment other than for Cause or due to retirement, death or disability, as described above under Employment Agreements – Termination of Employment.

The market value of unvested restricted shares held by our executive officers as of December 31, 2022, which shares would vest upon a change-in-control of the Company, is shown in the table under “Outstanding Equity Awards at Fiscal Year-End,” above.

Except for the benefits described in this section and as described above under Employment Agreements – Termination of Employment, and the automatic vesting of outstanding restricted stock upon a change of control, we have no agreements or understandings with our executive officers that provide for payments upon termination of employment or a change-in-control of our Company.

Director Compensation

The Compensation Committee reviews Board compensation at least every two years. For 2022, each non-employee director received an annual retainer of $35,000, each committee chair received an additional $5,000, and the Chairman of the Board received an additional $25,000. Cash compensation is paid quarterly. In addition, each non-employee director received a grant of restricted shares having a market value of $25,000, based on the trading price of our common shares at the closing of trading on the grant date. Shares are issued annually on the first day of the month following the election of directors for the next year of service.

Restricted shares are common shares that may not be transferred and are subject to forfeiture during a specified period. Otherwise, restricted shares have all of the rights of common shares during the restriction period, including the right to vote and the right to receive dividends. Restricted shares awarded to directors vest on December 31 of the year of grant. If a director ceases to serve on the Board of Directors for any reason, the director will automatically forfeit any unvested restricted shares. In the event of a change in control, the restrictions on the transfer of the shares will end. Under the terms of the restricted share awards to non-employee directors, a change in control means (i) the disposal of our business or the business of the Bank pursuant to a liquidation, sale of assets or otherwise, (ii) any person, group or entity acquiring or gaining ownership or control of more than 50% of our outstanding shares or the outstanding shares of the Bank, other than any trustee or other fiduciary holding shares under any employee benefit plan, or (iii) during any period of two consecutive years, individuals who were our directors at the beginning of that period cease to constitute a majority of the Board of Directors, unless the election of each new director was approved by at least two-thirds of the directors then still in office who were directors at the beginning of the period.

The following table shows the compensation paid to non-employee directors in 2022.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards	All Other Compensation	Total
W. Glenn Hogan	$60,000	$25,000	$-	$-	$85,000
Celia P. Catlett	35,000	25,000	-	-	60,000
Kevin J. Kooman (2)	35,000	25,000	-	-	60,000
Michael T. Levy	40,000	25,000	-	-	65,000
James M. Parsons	40,000	25,000	-	-	65,000
Bradford T. Ray	40,000	25,000	-	-	65,000
Edmond J. Seifried	35,000	25,000	-	-	60,000

(1)

On June 1, 2022, each non-employee director received an award of 1,253 restricted shares with a grant date fair value of $19.96 per share. The restricted shares are granted to each non-employee director on the first business day of the month following election. The shares have a fair market value of $25,000 on the date of grant and vest on December 31 in the year of grant. The amounts in the Stock Awards column reflect the grant date fair value for the restricted stock awards for the fiscal year ended December 31, 2022. The assumptions used in the calculation of these amounts for awards granted in 2022 are included in Note 17 “Stock Plans and Stock-Based Compensation” in the “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

(2)	Mr. Kooman’s fees and restricted stock award are for the benefit of Patriot Financial Manager LP.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of February 28, 2023, the Company had 6,629,402 common shares and 1,000,000 non-voting common shares issued and outstanding. The Company has no outstanding stock options or stock warrants. The information provided below is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Security Ownership of Directors and Management

The following table shows, as of February 28, 2023, the number and percentage of our shares held by (1) the Company’s directors, (2) each of the named executive officers set forth in the Summary Compensation Table and (3) current directors and named executive officers as a group. Unless otherwise indicated, each person has sole voting and investment power (or shares these powers with his or her spouse) with respect to the shares set forth in the following table.

Name and Address of Beneficial Owner(1)	Common Shares Beneficially Owned	% of Class	Non-Voting Common Shares Beneficially Owned	% of Class
Directors
John T. Taylor	146,256	2.2%	-	-%
W. Glenn Hogan	488,314	7.4	-	-
Celia P. Catlett	7,730	*	-	-
Kevin J. Kooman (2)	-	*	-	-
Michael T. Levy	81,677	1.2	-	-
James M. Parsons	46,008	*	-	-
Bradford T. Ray	74,068	1.1	-	-
Dr. Edmond J. Seifried	84,152	1.3	-	-

Other Named Executive Officers
John R. Davis	46,948	*	-	-
Phillip W. Barnhouse	44,994	*	-	-
Joseph C. Seiler	34,830	*	-	-

Named Executive Officers and Directors as a Group (11 persons)	1,054,977	15.9%	-	-

*	Represents beneficial ownership of less than 1%.
(1)	The business address for these individuals is c/o Limestone Bancorp, Inc., 2500 Eastpoint Parkway, Louisville, Kentucky 40223.
(2)

Mr. Kooman does not have direct ownership of LMST shares. This total does not include 17,433 common shares beneficially owned by Patriot Financial Manager, L.P. of which Mr. Kooman is a partner, or the 319,118 common shares and 1.0 million non-voting common shares held by Patriot Financial Partners III, L.P. Mr. Kooman disclaims beneficial ownership of the 336,551 common shares and the 1.0 million non-voting common shares, except to the extent of his pecuniary interest therein. See footnote 5 to the share ownership table on the following page.

Security Ownership of Certain Beneficial Owners

The following table sets forth beneficial ownership information for each shareholder who is not a director and is known to us to own 5% or more of the outstanding shares of our common shares, based on public filings made with the SEC, except as noted below.

	Common Shares		Non-Voting Common Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Class	Beneficially Owned	Percent of Class
J. Chester Porter Trust Funds (1) 318 S. Buckman Street Shepherdsville, Kentucky 40165	614,999	9.3%	–	–

Banc Funds Company LLC (2) 200 North Wacker Drive, Suite 300 Chicago, IL 60606	385,678	5.9%	–	–

Maria L. Bouvette (3) c/o Limestone Bancorp, Inc. 2500 Eastpoint Parkway Louisville, Kentucky 40223	388,672	5.9%	–	–

FJ Capital Management, LLC. (4) 29525 Chagrin Boulevard, Suite 318 Pepper Pike, OH 44122	384,204	5.8%	–	–

Patriot Financial Group (5) Four Radnor Corporate Center 100 Matsonford Road, Suite 210 Radnor, PA 19087	336,551	5.1%	1,000,000	100%

(1)

The information is included in reliance upon information provided by the J. Chester Porter Trust Funds as of February 14, 2023 and a Form 4 filed with the SEC by Jack C. Porter, Jr and Jennifer E. Porter, Co-Trustees on October 3, 2019. J. Chester Porter Trust Fund A and J. Chester Porter Trust Fund B (together the “J. Chester Porter Trust Funds”) are the beneficial owners of 266,879 and 342,857 common shares, respectively. Shared voting power of these funds is held by Jack C. Porter, Jr. and Jennifer E. Porter. Mr. Porter and Ms. Porter disclaim beneficial ownership of these shares except to the extent of his or her pecuniary interest therein. In addition, Mr. Porter is the beneficial owner with sole voting power of 4,131 common shares and Ms. Porter is the beneficial owner with sole voting power of 1,132 common shares.

(2)	This information is included in reliance upon Form 13G filed with the SEC by Banc Funds Company, LLC on February 6, 2023.
(3)	The information is included in reliance upon information provided by Maria L. Bouvette to the Company as of February 14, 2023.
(4)	This information is included in reliance upon Form 13G filed with the SEC by FJ Capital Management, LLC on February 8, 2023.
(5)

This information is included in reliance upon Form 13F filed with the SEC by Patriot Financial Partners GP, LP on February 13, 2023 and Mr. Kooman’s Form 4 filed with the SEC on June 2, 2022. Includes 319,118 common shares and 1.0 million non-voting common shares beneficially owned directly by Patriot Financial Partners III, L.P.; 17,433 common shares beneficially owned directly by Patriot Financial Manager, L.P. Securities owned by Patriot Financial Partners III, L.P. may be regarded as being beneficially owned by Patriot Financial Partners GP III, L.P, and Patriot Financial GP III, LLC. Mr. Kooman disclaims beneficial ownership of the shares that Patriot beneficially owns, except to the extent of his pecuniary interest therein.

Pending Merger Transaction

As discussed in this report, the Company is a party to a Merger Agreement with Peoples Bancorp Inc. (Peoples) that provides for the merger of the Company with and into Peoples, with Peoples as the surviving corporation in the Merger. Under the terms and subject to the satisfaction and completion of the conditions of the Merger Agreement, at the Effective Time of the Merger each share of the Company’s common stock, issued and outstanding immediately prior to the Effective Time (except for Dissenting Shares), will be converted, in accordance with the procedures set forth in the Merger Agreement, into 0.90 common shares of Peoples,

Equity Compensation Plan Information

The following table provides information about the Company’s equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)

Equity compensation plans approved by shareholders	—	—	122,603
Equity compensation plans not approved by shareholders	—	—	—

Total	—	—	122,603

At December 31, 2022, 122,603 common shares remain available for issuance under the Company’s 2018 Omnibus Equity Compensation Plan; however, the Company is precluded from issuing additional shares based on the terms of the Merger Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

The Audit Committee of the Board of Directors has the responsibility to review and approve or ratify all transactions, other than loans and extensions of credit, between the Company and related parties, including without limitation, fees and commissions for services, purchases or sales of assets, rental arrangements and any other financial arrangement.

As a banking institution, the Bank is not subject to Section 402 of the Sarbanes-Oxley Act of 2002, which prohibits any issuer to extend, renew or arrange for the extension of credit in the form of a personal loan to or for any director or executive officer of that issuer. However, any such loans we make must be:

●	made in the ordinary course of our consumer credit business;
●	of a type we generally make available to the public; and
●	made on market terms, or terms that are no more favorable than those offered by the issuer to the general public.

We have long-standing policies and procedures governing our extension of credit to related parties in compliance with the insider lending restrictions of Section 22(h) of the Federal Reserve Act or the Federal Reserve’s Regulation O. All loans to directors and executive officers or their affiliates are approved by the Board of Directors of Limestone Bank. As of December 31, 2022 and 2021, we had loans to our executive officers and directors, the executive officers and directors of Limestone Bank, or the firms and corporations in which they have at least a ten percent beneficial interest totaling $17.5 million and $13.5 million, respectively. All such loans were made in the ordinary course of business of the Bank, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

The Company’s officers, directors and principal shareholders and their affiliates, as well as certain of the officers and directors of the Bank and their affiliates, have conducted banking transactions with the Bank from time to time, including investments in certificates of deposit. All such investments have been made, and will continue to be made, only in the ordinary course of business of the Bank on substantially the same terms as those prevailing at the time for comparable transactions with unaffiliated persons.

Transactions in Which Related Parties Have an Interest

Hogan Development Company and Hogan Real Estate Company periodically assist the Bank in managing and selling the Bank’s OREO. Both companies are owned by W. Glenn Hogan, a director of the Company and Bank. This arrangement was reviewed and evaluated by the Audit Committee in conjunction with the Board’s annual assessment of director independence. The Bank paid real estate management and sales fees to these companies of $45,000 and $26,000 for the years ended December 31, 2021, and 2020, respectively. There were no payments to Hogan Development Company or Hogan Real Estate Company during 2022.

Director Independence

The Company’s corporate governance principles provide that a majority of the members of the Board of Directors must be independent from management. For this purpose, the Board has adopted director independence standards that meet the listing standards of the Nasdaq corporate governance rules. In accordance with our corporate governance guidelines, the Nominating and Corporate Governance Committee of the Board of Directors undertakes an annual review of director independence during the first quarter of each year. During this review, the Board considers any and all commercial and charitable relationships of directors, including transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries, including those described above. In its 2022 review, the Board affirmatively determined that directors Celia P. Catlett, W. Glenn Hogan, Kevin J. Kooman, Michael T. Levy, James M. Parsons, Bradford T. Ray, and Dr. Edmond J. Seifried are each independent of the Company and its management in that none have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, in accordance with the Nasdaq corporate governance rules.

Each Director of the Company also meets the independence requirements of the Nasdaq corporate governance rules and relevant federal securities laws and regulations applicable to each committee of the Board of Directors on which he or she serves. During the past year:

●

The Audit Committee of the Board of Directors was comprised of Ms. Catlett, Mr. Kooman, Mr. Levy, Mr. Parsons, and Mr. Ray. The Board of Directors determined that each of the members of the Audit Committee met the independence requirements of the Nasdaq corporate governance rules and relevant federal securities laws and regulations.

●

The Compensation Committee of the Board of Directors was comprised of Ms. Catlett, Mr. Kooman, Mr. Levy, Mr. Ray, and Dr. Seifried. Our Board of Directors determined that each member of the Compensation Committee met the independence requirements of the Nasdaq corporate governance rules.

●

The Nominating and Corporate Governance Committee of the Board of Directors was comprised of Ms. Catlett, Mr. Levy, Mr. Ray, and Mr. Kooman. The Board of Directors determined that each member of the Nominating and Corporate Governance Committee met the independence requirements of the Nasdaq corporate governance rules.

Item 14. Principal Accounting Fees and Services

At its meeting held on April 20, 2022, the Audit Committee selected Crowe LLP to serve as Limestone Bancorp’s independent registered public accounting firm and auditors for the fiscal year ending December 31, 2022.  Crowe LLP or its predecessor has served as Limestone Bancorp’s independent registered public accounting firm since 1998.

Fees Incurred by Limestone Bancorp for Crowe LLP

The following table presents fees for professional services rendered by Crowe LLP for the audit of the Company’s annual financial statements for 2022 and 2021 and fees billed for audit-related services, tax services, and all other services rendered by Crowe LLP for 2022 and 2021.

	2022	2021

Audit Fees	$280,000	$265,000
Audit-Related Fees	27,819	17,862
Tax Fees	50,838	38,825
All Other Fees	--	--

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “audit fees” including the audit of the Company’s 401k Plan; (iii) “tax fees” are fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products purchased from the Company’s principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.” The Audit Committee approved all (100%) of the services provided by the Company’s principal accountant in each of the categories shown in the above table.

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

(a) 1.	The following financial statements are included in this Form 10-K:

Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Change in Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
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

Item 16.          Form 10-K Summary

None

EXHIBIT INDEX

Exhibit No. (1)	Description
2.1^	Agreement and Plan of Merger by and between Peoples Bancorp Inc. and Limestone Bancorp, Inc. dated October 24, 2022. Exhibit 2.1 to the Form 8-K filed October 25, 2022 is incorporated by reference.

3.1	Articles of Incorporation of the Company, restated to reflect amendments. Exhibit 3.1 to the Quarterly Report on Form 10-Q filed July 30, 2021 is incorporated by reference.

3.2	Amended and Restated Bylaws of Limestone Bancorp, Inc. dated June 18, 2018. Exhibit 3.2 to Form 8-K filed June 18, 2018 is hereby incorporated by reference.

4.1

Tax Benefits Preservation Plan, dated as of June 25, 2015, between the Company and American Stock Transfer Company, as Rights Agent. Exhibit 4.1 to Form 8-K filed June 29, 2015 is incorporated by reference.

4.2	Amendment No. 1 to the Tax Benefits Preservation Plan, dated August 5, 2015. Exhibit 4.2 to the Quarterly Report on Form 10-Q filed August 5, 2015 is incorporated by reference.

4.3	Amendment No. 2 to the Tax Benefits Preservation Plan dated May 23, 2018. Exhibit 4 to the Form 8-K filed May 23, 2018 is incorporated by reference.

4.4	Amendment No. 3 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated November 25, 2019. Exhibit 4.4 to the Form 8-K filed November 27, 2019 is incorporated by reference.

4.5	Amendment No. 4 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated May 19, 2021. Exhibit 4 to the Form 8-K filed May 19, 2021 is incorporated by reference.

4.6	Amendment No. 5 to the Limestone Bancorp, Inc. Tax Benefits Preservation Plan, dated October 24, 2022. Exhibit 4.6 to the Form 8-K filed October 25, 2022 is incorporated by reference.

4.7

Indenture, dated July 23, 2019, by and between Limestone Bancorp, Inc. and Wilmington Trust National Association, as trustee. Exhibit 4.1 to the Form 8-K filed July 25, 2019 is incorporated by reference.

4.8	Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. Exhibit 4.2 to the Form 8-K filed July 25, 2019 is incorporated by reference.

4.9	Company Order of Limestone Bancorp, Inc. dated July 21, 2020. Exhibit 4.2 to the Form 8-K filed July 24, 2020 is incorporated by reference.

4.10

Form of 5.75% Fixed-to-Floating Subordinated Notes due 2029 of Limestone Bancorp, Inc. issued July 31, 2020. Exhibit 4.7 to the Quarterly Report on Form 10-Q filed July 31, 2020 is incorporated by reference.

4.11

Description of Securities of Limestone Bancorp, Inc. registered under Section 12 of the Securities Exchange Act of 1934, as amended. Exhibit 99.1 to the Form 8-K filed December 6, 2022 is incorporated by reference.

10.1

Form of Subordinated Note Purchase Agreement, dated July 23, 2019, by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to the Form 8-K filed July 25, 2019 is incorporated by reference.

10.2	Form of Subordinated Note Purchase Agreement dated July 21, 2020 by and among Limestone Bancorp, Inc. and the Purchasers. Exhibit 10.1 to the Form 8-K filed July 24, 2020 is incorporated by reference.

10.3*	Limestone Bancorp, Inc. 2018 Omnibus Equity Compensation Plan, Appendix B to Schedule 14A Proxy Statement (DEF 14A) filed April 13, 2018 is incorporated by reference.

10.4*	Form of Restricted Stock Award Agreement. Exhibit 10.11 to the Form 10-K filed March 8, 2019 is incorporated by reference.

10.5*	Employment Agreement, dated April 24, 2019, with John T. Taylor. Exhibit 10.1 to the Form 8-K filed April 26, 2019 is incorporated by reference.

10.6*	Employment Agreement, dated April 24, 2019, with John R. Davis. Exhibit 10.3 to the Form 8-K filed April 26, 2019 is incorporated by reference.

10.7*	Employment Agreement, dated April 24, 2019, with Joseph C. Seiler. Exhibit 10.4 to the Form 8-K filed April 26, 2019 is incorporated by reference.

10.8*	Employment Agreement, dated April 24, 2019, with Phillip W. Barnhouse. Exhibit 10.2 to the Form 8-K filed April 26, 2019 is incorporated by reference.

10.9

Securities Purchase Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P. Exhibit 10.1 to the Form 8-K dated March 30, 2018 is incorporated by reference.

10.10

Registration Rights Agreement, dated March 30, 2018, between Limestone Bancorp, Inc. and Patriot Financial Partners III, L.P. Exhibit 10.2 to the Form 8-K dated March 30, 2018 is incorporated by reference.

10.11*	Description of Non-employee Director Restricted Stock Awards. Exhibit 10.19 to the Form 10-K filed February 28, 2020 is incorporated herein by reference.

10.12*	Incentive Compensation Bonus Plan. The description of the incentive compensation bonus plan in Item 11 of this Form 10-K for the year ended December 31, 2022 is incorporated by reference.

21.1	List of Subsidiaries of Limestone Bancorp, Inc.

23.1	Consent of Crowe LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14.

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K but Limestone Bancorp, Inc. will provide them to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan or arrangement.
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

LIMESTONE BANCORP, INC.

February 28, 2023	By:	/s/ John T. Taylor
John T. Taylor
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ John T. Taylor John T. Taylor	Chief Executive Officer (principal executive officer)	February 28, 2023

/s/ Phillip W. Barnhouse Phillip W. Barnhouse	Chief Financial Officer (principal financial officer)	February 28, 2023

/s/ John M. Koehler John M. Koehler	Chief Accounting Officer (principal accounting officer)	February 28, 2023

/s/ Celia P. Catlett Celia P. Catlett	Director	February 28, 2023

/s/ W. Glenn Hogan W. Glenn Hogan	Director	February 28, 2023

/s/ Kevin J. Kooman Kevin J. Kooman	Director	February 28, 2023

/s/ Michael T. Levy Michael T. Levy	Director	February 28, 2023

/s/ James M. Parsons James M. Parsons	Director	February 28, 2023

/s/ Bradford T. Ray Bradford T. Ray	Director	February 28, 2023

/s/ Dr. Edmond J. Seifried Dr. Edmond J. Seifried	Director	February 28, 2023